Form 10-K
period 1993-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1994-03-24
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities and Exchange Act of 1934
                for the fiscal year ended December 31, 1993
                        Commission File No. 1-4629

                     GOLDEN WEST FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

                  Delaware                                  95-2080059
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

   1901 Harrison Street, Oakland, California                   94612
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (510) 446-3420

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
Common Stock, $.10 par value      New York Stock Exchange, Inc., Pacific
                                  Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 1994, was $2,648,346,929. The number of shares outstanding of the Registrant's common stock on February 28, 1994, was 64,008,385 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference            Applicable Part of Form 10-K
Proxy Statement Dated March 14, 1994,                    Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

                                   PART I

ITEM 1.   BUSINESS

REGISTRANT

     Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings and loan business through its wholly owned subsidiary, World Savings and Loan Association, a Federal Savings and Loan Association (World or Association). Golden West also has two other subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These companies were formed to provide services to Atlas Assets, Inc., a series open-end registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s twelve portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California.

THE ASSOCIATION

     World was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. World became a federally chartered savings and loan association in September 1981. See Note T to the Financial Statements included in Item 14 for the contribution of the Association to the earnings of the Company.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the National Housing Act, as amended, (the Holding Company Act), and is subject to the regulation, examination, supervision, and reporting requirements of the Holding Company Act. The Association is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank (FHLB) of San Francisco, Topeka, and New York. The Association's savings accounts are insured by the Federal Deposit Insurance Corporation
(FDIC) Savings Association Insurance Fund (SAIF), up to the maximum amounts provided by law.

     The Company and the Association are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, the Associa-tion's lending and investment powers, the types of accounts it is permitted to offer, the types of business in which it may engage, and capital requirements. The Association is also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

     As of December 31, 1993, the Company operated 112 savings branch offices in California, 59 in Colorado, 19 in Florida, 11 in Texas, ten in Kansas, nine in Arizona, and seven in New Jersey. The Company also operates 175 loan origination offices of which 154 are located in the same states as savings branch offices. The remaining 21 loan origination offices are located in Connecticut, Delaware, Idaho, Illinois, Maryland, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin. Of the 154 offices mentioned earlier, 15 are fully-staffed offices that are located in the same premises as savings branch offices and 75 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     On August 13, 1993, the Company acquired $320 million in deposits and seven branches in Arizona from PriMerit Bank. On September 17, 1993, the Company sold $133 million of savings in two Ohio branches to Trumbull Savings and Loan. On October 15, 1993, the Company sold its remaining five Ohio branches with $131 million in deposits to Fifth Third Bancorp.

     During 1992, the Company sold one branch in California containing
$40 million in deposits to American Savings Bank and two branches in the state of Washington containing $37 million in deposits to Washington Mutual Savings Bank.

     On July 15, 1991, the Company took title to the common stock of Beach Federal Savings and Loan Association (Beach) of Boynton Beach, Florida, and its $1.5 billion in assets. The transaction has been accounted for as a purchase, and the subsidiary's results of operations have been included with those of the Company's since July 15, 1991. As a result of the Beach acquisition, the Company recognized, for tax purposes, certain Beach net operating losses that resulted in a $25 million benefit in 1992 and a $103 million benefit in 1991. For financial statement reporting, this benefit has been recorded as negative goodwill and is being amortized into income over ten years. In 1993, 1992, and 1991, $13 million, $12 million, and $5 million, respectively, of the negative goodwill was amortized.

     On March 31, 1991, World Savings and Loan Association of Ohio (World of Ohio), a wholly owned subsidiary of Golden West, was merged into World. In conjunction with Golden West's acquisition of World of Ohio in 1988, the benefits of net operating loss carryforwards resulted in recording
$18 million of negative goodwill in 1991. This benefit was amortized into income over the period 1989 to 1993. In 1993, 1992, and 1991, $3 million, $4 million, and $11 million, respectively, of the negative goodwill was amortized.

     During 1991, World acquired from the Resolution Trust Corporation a total of $355 million of deposits and 11 branches from four separate acquisitions.

     The foregoing acquisitions are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Association, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS)--securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Association's operations are also provided through earnings, loan repayments, borrowings from the Federal Home Loan Banks, and debt collateralized by mortgages, MBS, or other securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans and MBS, negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from World and the proceeds from the issuance of debt and equity securities.

CUSTOMER DEPOSIT ACTIVITIES

     Customer deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. The Company's certificate accounts are issued in non-negotiable form through its branch offices. All types of accounts presently offered by the Company have rates that are set by the Company consistent with prevailing interest rates.

     During 1993, customer deposits increased $880 million, including interest credited of $567 million and excluding $320 million from acquisitions and $264 million from divestitures compared to a decrease of $255 million, including interest credited of $676 million and excluding divestitures of $77 million during 1992. Customer deposits increased
$640 million in 1991, including $903 million of interest credited and excluding $1.8 billion from acquisitions. The Company does not solicit brokered deposit accounts. Rates paid on new and repricing accounts dropped steadily in 1993 and 1992, reaching the lowest level in 20 years for most products. Although rates paid on new accounts were lower than they had been in previous years, consumer funds were attracted during 1993 as a result of special promotions in the Company's savings markets. The Company experienced a net outflow of deposits during 1992 because the Company elected to emphasize other, more cost-effective sources of funds, primarily Federal Home Loan Bank advances.

     The table below summarizes the Company's customer deposits by original term to maturity at December 31.

                                   TABLE 1

                              Customer Deposits
                        by Original Term to Maturity
                               ($000s Omitted)

                               1993           1992           1991           1990           1989
                           -----------    -----------    -----------    -----------    -----------
     Interest-bearing
       checking . . . .    $   736,767    $   710,851    $   574,068    $   457,532    $   409,842
     Passbook . . . . .        611,606        541,701        391,205        332,421        301,034
     Money market
       deposit accounts      2,378,087      2,731,338      2,310,518      1,749,417      1,231,560
     Term certificate
       accounts with
       original matur-
       ities of:
       4 weeks to 1 year     4,334,208      4,762,359      6,148,044      4,512,000      4,137,130
       1 to 2 years . .      4,614,059      3,494,606      4,415,462      4,622,991      2,319,364
       2 to 3 years . .      1,448,779      1,246,978        907,858        994,267      1,351,433
       3 to 4 years . .      1,149,108      1,267,707      1,232,213        890,346      1,338,469
       4 years and over      2,021,350      1,612,784        730,057        595,936        512,378
       Retail jumbo CDs        109,250         94,651         82,331        189,397        155,061
     All other. . . . .         19,270         23,271         26,754         28,177         31,113
                           -----------    -----------    -----------    -----------    -----------
     Total customer
       deposits. . . .     $17,422,484    $16,486,246    $16,818,510    $14,372,484    $11,787,384
                           ===========    ===========    ===========    ===========    ===========

     The table below sets forth the Company's customer deposits by interest rate at December 31.

                                  TABLE 2

                      Customer Deposits by Interest Rate
                              ($000s Omitted)

                                       1993                       1992
                                    -----------                -----------
 0.00% -  4.00% . . . . . . . . . . $ 9,344,231                $ 6,625,378
 4.01% -  6.00% . . . . . . . . . .   5,807,364                  6,838,163
 6.01% -  8.00% . . . . . . . . . .   1,935,573                  2,219,414
 8.01% - 10.00% . . . . . . . . . .     296,998                    761,973
10.01% - 12.00% . . . . . . . . . .      38,018                     40,717
12.01% - 14.00% . . . . . . . . . .         300                        601
                                    -----------                -----------
                                    $17,422,484                $16,486,246
                                    ===========                ===========

     The table below shows the maturities of customer deposits at December 31, 1993, by interest rate.

                                     TABLE 3

                             Customer Deposit Maturities
                                  by Interest Rate
                                   ($000s Omitted)

                                                                1998 and
                     1994(a)      1995       1996      1997    thereafter    Total
                  -----------  ----------  --------  --------  ---------- -----------
 0.00% -  4.00% . $ 8,839,663  $  492,442  $  4,834  $      2   $  7,290  $ 9,344,231
 4.01% -  6.00% .   3,817,998   1,249,786   308,013   113,795    317,772    5,807,364
 6.01% -  8.00% .     662,797      67,077   146,009   534,665    525,025    1,935,573
 8.01% - 10.00% .     236,798      54,735     1,475     1,769      2,221      296,998
10.01% - 12.00% .      29,482       1,949       141       912      5,534       38,018
12.01% - 14.00% .         200         -0-       -0-       100        -0-          300
                  -----------  ----------  --------  --------   --------  -----------
                  $13,586,938  $1,865,989  $460,472  $651,243   $857,842  $17,422,484
                  ===========  ==========  ========  ========   ========  ===========

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As of December 31, 1993, the aggregate amount outstanding of time certificates of deposits in amounts of $100,000 or more was $1.5 billion of which $109 million were retail jumbo CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1993.

                                    TABLE 4

                    Time Certificate of Deposit Maturities
                                ($000s Omitted)

          3 months or less                             $  426,370
          Over 3 months through 6 months                  288,931
          Over 6 months through 12 months                 318,100
          Over 12 months                                  419,546
                                                       ----------
                                                       $1,452,947
                                                       ==========

     More information regarding customer deposits is included in Note J to the Financial Statements, in Item 14.

BORROWINGS

     The Company generally may borrow from the FHLB of San Francisco upon the security of a) the capital stock of the FHLB owned by the Company,
b) certain of its residential mortgage loans or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as determined by the FHLB. At December 31, 1993, the Company had $6.3 billion in FHLB advances outstanding, compared to $5.5 billion at yearend 1992.

     From time to time, the Company enters into reverse repurchase agreements with selected major government securities dealers, as well as large banks. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by securities. The Company pays the brokers and dealers a variable or fixed rate of interest for the use of the funds for the period involved, usually less than one year. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company. These transactions are used to take advantage of arbitrage investment opportunities and to supplement cash flow.

     The Company also enters into dollar reverse repurchase agreements (dollar reverses) with selected major government securities dealers, as well as large banks. A dollar reverse involves the sale and delivery of mortgage-backed securities by the Company to a broker or dealer, coupled with an agreement to purchase securities of the same type and interest coupon at a fixed price for settlement at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by mortgage-backed securities. The Company pays the brokers and dealers a fixed rate of interest for the use of the funds for the period involved, which is generally short-term. At maturity, the secured borrowings are repaid (by purchase of similar securities) and similar securities are delivered to the Company. These transactions are used to take advantage of arbitrage investment opportunities and to supplement cash flow.

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers and banks amounted to $377 mil-lion at December 31, 1993, compared to $486 million at yearend 1992.

     Golden West currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company issued subordinated debt securities of $100 million in January 1993 and $200 million in October 1993, bringing the total amount issued to $1.0 billion at December 31, 1993. As of December 31, 1993, Golden West's subordinated debt securities had ratings of A3 and A- from Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. At
December 31, 1993, $1.2 billion was available for issuance. In total, at December 31, 1993, the Association had $677 million of medium-term notes outstanding under the current and prior registrations compared to $81 million at yearend 1992. As of December 31, 1993, the Association's medium-term notes had ratings of A1 and A+ from Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of December 31, 1993, the Association had issued a total of $200 million of subordinated notes. As of December 31, 1993, World's subordinated notes had ratings of A2 and A from Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                  TABLE 5

                         Composition of Borrowings
                              ($000s Omitted)

                                            1993         1992         1991         1990         1989
                                         ----------   ----------   ----------   ----------   ----------
     FHLB advances. . . . . . . . .      $6,281,691   $5,499,363   $4,159,796   $3,834,755   $4,506,263
     Reverse repurchase agreements.         205,821      372,409      302,400      648,841      177,799
     Dollar reverse repurchase
       agreements . . . . . . . . .         237,053      184,301      349,813      691,926      223,495
     Medium-term notes. . . . . . .         676,540       81,267      166,750      960,869    1,256,235
     Other borrowings . . . . . . .             -0-          -0-       21,395       12,415       12,495
     Subordinated debt. . . . . . .       1,220,061      921,701      625,105      426,200      113,668
                                         ----------   ----------   ----------   ----------   ----------
       Total borrowings . . . . . .      $8,621,166   $7,059,041   $5,625,259   $6,575,006   $6,289,955
                                         ==========   ==========   ==========   ==========   ==========
       Weighted average interest rate
         of total borrowings. . . .           4.69%        5.58%        7.48%        8.73%        9.13%
                                              =====        =====        =====        =====        =====

     More information concerning the borrowings of the Company is included in Notes K, L, M, and N to the Financial Statements, in Item 14.

LENDING ACTIVITIES

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the power to originate loans in any part of the United States. The Company is currently originating loans primarily in California, as well as in Arizona, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Missouri, Nevada, New Mexico, New Jersey, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Customer deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1993, and 1992.

     The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1993, and 1992.

                                         TABLE 6

                                 Loan Portfolio by State
                                    December 31, 1993
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                  Loans as
                ------------------------                Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $16,349,385   $3,277,630    $  308    $ 89,076    $19,716,399     81.80%
Colorado            585,359      116,491       -0-       9,763        711,613      2.95
Illinois            421,926      132,602       -0-       5,311        559,839      2.32
New Jersey          536,330           41       -0-         169        536,540      2.23
Washington          215,185      215,668       -0-         843        431,696      1.79
Florida             313,146          -0-       408       2,463        316,017      1.31
Texas               244,334        2,795       615       1,855        249,599      1.04
Virginia            238,655          934       -0-       1,845        241,434      1.00
Connecticut         179,831          -0-       -0-         -0-        179,831      0.75
Arizona             171,201        4,323       -0-       1,885        177,409      0.74
Pennsylvania        140,034          -0-       -0-       9,405        149,439      0.62
Kansas              126,134        5,464       -0-         238        131,836      0.55
Oregon              117,800        8,245       -0-       4,089        130,134      0.54
Maryland            123,447          -0-       -0-         685        124,132      0.51
Nevada               90,295        1,407       -0-         -0-         91,702      0.38
Missouri             62,012        9,059       -0-          80         71,151      0.29
New York             66,714          174       -0-         656         67,544      0.28
Georgia              58,607          -0-       -0-       2,747         61,354      0.25
Ohio                 42,550        6,153     1,076       7,557         57,336      0.24
Utah                 37,399          141       -0-       2,338         39,878      0.17
Other                40,963        4,342       -0-      11,703         57,008      0.24
                -----------   ----------    ------    --------    -----------    ------
  Totals        $20,161,307   $3,785,469    $2,407    $152,708     24,101,891    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                            (102,184)
Loan discount on purchased loans                                       (8,340)
Undisbursed loan funds                                                 (1,882)
Allowance for loan losses                                            (106,698)
LTF interest reserve                                                     (914)
TDR interest reserve                                                   (1,314)
Loans on customer deposits                                             32,012
                                                                  -----------
  Total loan portfolio                                            $23,912,571
                                                                  ===========

(a)  The Company has no commercial loans.

                                         TABLE 7

                                 Loan Portfolio by State
                                    December 31, 1992
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                  Loans as
                ------------------------                Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $15,265,464   $3,130,935    $  330    $ 95,007    $18,491,736     83.60%
Colorado            592,569       78,934       -0-       7,602        679,105      3.07
New Jersey          534,854           41       -0-         419        535,314      2.42
Illinois            295,951       92,863       -0-       5,843        394,657      1.78
Washington          134,225      159,996       -0-       1,344        295,565      1.34
Florida             269,359          118        36       7,120        276,633      1.25
Virginia            177,725          -0-       -0-       3,022        180,747      0.82
Connecticut         157,719          -0-       -0-         -0-        157,719      0.71
Kansas              129,941        5,552       -0-         358        135,851      0.61
Arizona             124,563        4,420       -0-       1,954        130,937      0.59
Texas                94,629        5,023       -0-       5,053        104,705      0.47
Oregon               84,544        7,930       -0-       4,239         96,713      0.44
Pennsylvania         82,430          115       -0-      11,330         93,875      0.43
Maryland             81,146          -0-       -0-       3,121         84,267      0.38
New York             78,288          178       -0-         688         79,154      0.36
Georgia              73,990          -0-       -0-       3,025         77,015      0.35
Missouri             65,432        8,313       -0-          82         73,827      0.33
Ohio                 61,834        6,511     1,397       3,856         73,598      0.33
Nevada               68,361        1,486       -0-         -0-         69,847      0.32
Utah                 18,860          148       -0-       2,491         21,499      0.10
Other                42,032        5,765       -0-      17,942         65,739      0.30
                -----------   ----------    ------    --------    -----------    ------
  Totals        $18,433,916   $3,508,328    $1,763    $174,496     22,118,503    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                             (95,611)
Loan discount on purchased loans                                      (12,175)
Undisbursed loan funds                                                 (2,687)
Allowance for loan losses                                             (70,924)
LTF interest reserve                                                   (1,066)
TDR interest reserve                                                     (594)
Loans on customer deposits                                             33,230
                                                                  -----------
  Total loan portfolio                                            $21,968,676
                                                                  ===========

(a)  The Company has no commercial loans.

     The table below sets forth the composition of the Company's loan portfolio (excluding mortgage-backed securities) by type of security at December 31.

                                  TABLE 8

                    Loan Portfolio by Type of Security
                              ($000s Omitted)

                                         1993          1992          1991          1990          1989
                                      -----------   -----------   -----------   -----------   -----------
Loans collateralized primarily
  by first deeds of trust:
  One-to four-family units. . .       $20,197,613   $18,487,247   $17,065,371   $15,060,960   $12,482,114
  Over four-family units. . . .         3,785,673     3,509,105     2,989,908     2,606,502     2,455,302
  Commercial real estate. . . .           153,396       176,900       214,706       233,720       265,344
  Construction loans. . . . . .               580           580           580           -0-           686
  Land. . . . . . . . . . . . .             2,407         1,763         1,989         1,212         1,602
Loans on customer deposits. . .            32,012        33,230        36,607        34,428        31,437
Less:
  Undisbursed loan funds. . . .             1,882         2,687         1,924           598           835
  Unearned fees and discounts .           112,751       109,446        92,472        81,593        84,421
  Unamortized discount arising
    from acquisitions . . . . .            37,779        57,092        79,297        97,385       119,270
  Allowance for loan losses               106,698        70,924        48,036        26,799        20,963
                                      -----------   -----------   -----------   -----------   -----------
                                      $23,912,571   $21,968,676   $20,087,432   $17,730,447   $15,010,996
                                      ===========   ===========   ===========   ===========   ===========


     At December 31, 1993, 98% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

     The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1993.

                                  TABLE 9

                         Loans Due After One Year
                              ($000s Omitted)

               Adjustable Rate                    $20,469,876
               Fixed Rate                           3,375,700
                                                  -----------
                                                  $23,845,576
                                                  ===========

     The table on the following page sets forth information concerning new loans made by the Company during 1993, 1992, and 1991 by type and purpose of loan.

                                                         TABLE 10

                                         New Loan Originations By Type and Purpose
                                                      ($000s Omitted)



                                      1993                            1992                            1991
                          ----------------------------    ----------------------------    ----------------------------
                          No. of                 % of     No. of                 % of     No. of                 % of
Type                      Loans      Amount     Total     Loans      Amount     Total     Loans      Amount     Total
- ----------------------    ------   ----------   ------    ------   ----------   ------    ------   ----------   ------
Residential
  (one unit)              41,999   $5,459,456    85.2%    36,756   $5,264,481    81.6%    26,341   $4,123,609    84.5%
Residential
  (2 to 4 units)           2,380      351,349     5.5      2,191      382,901     5.9      1,739      320,807     6.6
Residential
  (5 or more units)        1,209      598,972     9.3      1,323      807,652    12.5        737      432,484     8.9
Commercial real estate         1        2,100     0.0          1           56     0.0          1          257     0.0
                          ------   ----------   -----     ------   ----------   -----     ------   ----------   -----
Totals                    45,589   $6,411,877   100.0%    40,271   $6,455,090   100.0%    28,818   $4,877,157   100.0%
                          ======   ==========   =====     ======   ==========   =====     ======   ==========   =====

                                      1993                            1992                            1991
                          ----------------------------    ----------------------------    ----------------------------
                          No. of                 % of     No. of                 % of     No. of                 % of
Purpose                   Loans      Amount     Total     Loans      Amount     Total     Loans      Amount     Total
- ----------------------    ------   ----------   ------    ------   ----------   ------    ------   ----------   ------
Purchase                  18,236   $2,654,769    41.4%    18,188   $2,819,943    43.7%    15,862   $2,627,124    53.9%
Refinance                 27,353    3,757,108    58.6     22,083    3,635,147    56.3     12,955    2,249,453    46.1
Construction                 -0-          -0-     0.0        -0-          -0-     0.0          1          580     0.0
                          ------   ----------   -----     ------   ----------   -----     ------   ----------   -----
Totals                    45,589   $6,411,877   100.0%    40,271   $6,455,090   100.0%    28,818   $4,877,157   100.0%
                          ======   ==========   =====     ======   ==========   =====     ======   ==========   =====

Note:  During 1993, 1992, and 1991, the Company also purchased $14 million,
       $5 million, and $302 million, respectively, of loans (not included above) of which $304 thousand, $1 million, and $178 million, respectively, were one-unit residential loans.

     Although the Company has lending operations in 21 states, the primary mortgage origination focus continues to be on residential properties in California. In 1993, 73% of total loan originations were on residential properties in California, compared to 83% and 88% in 1992 and 1991, respectively. Although California originations continue to be a large portion of total originations, the decrease in 1993 as compared to 1992 and 1991 was due to increased penetration by the Company in markets outside California and the slight decrease of originations in California. The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 81% at December 31, 1993, compared to 83% at yearend 1992.

     New loan originations in 1993, 1992, and 1991 amounted to $6.4 billion, $6.5 billion, and $4.9 billion, respectively. Refinanced loans constituted 59% of new loan originations in 1993 compared to 56% in 1992 and 46% in 1991. The new loan origination levels achieved in 1993 and 1992 were due, in large part, to strong demand in the marketplace for refinancing of existing loans due to the low interest rate environment. In addition, in 1992 and 1991, capital deficiencies and loan portfolio problems inhibited many of Golden West's competitors from making loans.
The total portfolio growth for each of the years ended December 31, 1993, and 1992, was $1.9 billion or 9%.

     Federal regulations permit federally chartered savings and loan associations to make or purchase both fixed-rate loans and loans with periodic adjustments to the interest rate. These latter types of loans are subject to the following primary limitations: (i) the adjustments must be based on changes in a specified interest rate index, which may be selected by the association but which must be beyond the control of the association and readily verifiable by the borrower; and (ii) adjustments to the interest rate may be implemented through changes in the monthly payment amount and/or adjustment to the outstanding principal balance or terms, except that the original loan term may not be increased to more than 40 years.

     Pursuant to these powers, the Company began offering adjustable rate mortgages (ARMs) in the early 1980s and this type of mortgage continues to be the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 87% at yearends 1993, 1992, and 1991. Despite stiff competition from mortgage bankers who aggressively marketed fixed-rate mortgages at the lowest rates seen in the past 20 years, Golden West's ARM originations constituted approximately 75% of new mortgage loans made by the Company in 1993, compared with 80% in 1992 and 89% in 1991.

     Most of the Company's ARMs carry an interest rate that changes monthly based on movements in certain interest rate or cost of funds indices. During the life of the loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. Lifetime caps on the Company's ARMs are typically between 350 and 625 basis points
(a basis point is one one-hundredth of one percent) higher than the loan's initial fully-indexed contract rate. On most of the Company's ARMs, monthly payments of principal and interest are adjusted annually with a maximum increase or decrease of 7-1/2% of the prior year's payment. At five year intervals, the payment may be adjusted without limit, to amortize the loan fully within the then remaining term. Within these five year periods, negative amortization (deferred interest) may occur to the extent that the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount.

     On certain other ARMs, the payment and interest rate change every six months, with the maximum rate change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7-1/2% payment increase limitation.

     The Company also offers a "modified" ARM, a loan that usually offers a low fixed rate from 1% to 3% below the initial fully indexed contract rate for an initial period, normally three to 36 months. (However, the borrower must generally qualify at the initial fully-indexed contract rate.)

     The weighted average maximum lifetime cap rate on the Company's ARM and modified ARM loan portfolio was 13.82%, or 7.39% above the actual weighted average rate at December 31, 1993, versus 14.18%, or 6.99% above the weighted average rate at yearend 1992.

     Approximately $4.5 billion of the Company's loans have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. Due to the decline in interest rates, as of December 31, 1993, $1.5 billion of these loans had reached their rate floors. The weighted average floor rate on these loans was 7.4% at yearend 1993.

     Interest rates charged by the Company on real estate loans are affected principally by competition, and also by the supply of money available for lending, loan demand, and factors that are, in turn, affected by general economic conditions, regulatory and monetary policies of the federal government, the OTS and the Federal Reserve Board, and legislation and other governmental action dealing with budgetary and tax matters.

     The Company originates loans through offices that are staffed by salaried personnel who contact local real estate brokers regarding possible lending opportunities. All loan applications are completed, reviewed, and approved in the loan origination offices and forwarded to the Company's central offices in Oakland, California; Costa Mesa, California; or Denver, Colorado, for processing.

     The Company also utilizes the services of selected mortgage brokers to obtain completed loan applications. In such cases, the Company, in addition to the review by the mortgage broker, performs its own quality review, including a physical inspection of the property, before processing the application and funding the loan.

     The Company's loan approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the pro-posed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Leandro, California.

     The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 90% of the appraised value of single-family residences. Commencing in 1992, it is the Company's policy that all loans originated in excess of 80% of the appraised value of the property are required to have mortgage insurance ex-cept on loans to facilitate the sale of REO. During 1993, 1992, and 1991, less than 3% of loans originated were in excess of 80% of the appraised value of the residence. The Company requires title insurance for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are security for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most having original terms of 30 years. However, the majority of such loans remain outstanding for a shorter period of time.

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, par-ticipations in loans and, in limited instances, whole loans, to the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Asso-ciation (FNMA), and to institutional purchasers. Under loan participation sale agreements, the Company usually continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income. At December 31, 1993, the Company was engaged in servicing approximately $807 million of loan participations and whole loans for others. For the year ended December 31, 1993, fees received for such servicing activities totalled $3 million, or approximately one-tenth of one percent of total revenues.

     The Company sold $432 million of loans during 1993 compared to $281 million and $67 million in 1992 and 1991, respectively. The Company recognized pre-tax gains of $5.7 million compared to $1.7 million in 1992 and $381 thousand in 1991. The Company originated $443 million of loans held for sale during 1993 compared to $278 million in 1992 and $77 million in 1991. The loan held for sale portfolio had a balance of $56 million at December 31, 1993, and is carried at the lower of cost or market.

     The Company also purchases, on a selective basis and only after a strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1993, 1992, and 1991 amounted to $14 million, $5 million, and $302 million, respectively.

     Loan repayments consist of monthly loan amortization, loan payoffs, and loan refinances. During 1993, 1992, and 1991, repayments amounted to $3.8 billion, $4.1 billion, and $2.8 billion, respectively. The decrease in repayments in 1993 over 1992 was due to lower mortgage payoffs within our loan portfolio. The increase in repayments in 1992 over 1991 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates by replacing older, high-cost debt with new, more attractively priced instruments.

     The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the present value of impaired loans for which impairment is measured based on the present value of expected future cash flows. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement.

     FAS 114 requires that impaired loans for which foreclosure is probable should be accounted for as loans. As a result, $16 million of in-substance foreclosed loans, with a valuation allowance of $7 million, were reclassified from real estate held for sale to loans receivable. Prior year amounts have not been restated.

     It is too early to predict with any precision potential losses to the Company resulting from the Northridge (southern California) earthquake in January 1994; however, based on early assessments of severity of damage, borrower equity, and levels of insurance coverage, the Company believes that any potential loss to the Company will not be material to the financial condition and results of operations of the Company.

     In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The table below sets forth information relat-ing to interest rates and loan fees charged for the years indicated.

                                  TABLE 11

     Weighted Average Interest Rates and Fees on New Loan Originations

                                1993      1992      1991     1990     1989
                               ------    ------    ------   ------   ------
Weighted average interest
 rate on new real estate
 loans originated(a) . . . .    6.86%     8.06%     9.83%   10.64%   10.86%

Weighted average loan fees
 received on new real estate
 loans originated(a) . . . .     .59%      .81%      .85%     .71%     .90%

(a) excludes loans purchased

NONPERFORMING ASSETS

     If a borrower fails to make required payments on a loan, the Company usually takes the steps required under applicable law to foreclose upon the security for the loan. If a delinquency is not cured, the property is generally acquired by the Company in a foreclosure sale or by taking a deed in lieu of foreclosure. If the applicable period of redemption by the borrower (which varies from state to state and by method of foreclosure pursued) has expired, the Company is free to sell the property. The property may then be sold generally with a loan conforming to normal loan requirements, or with a "loan to facilitate sale" involving terms more favorable to the borrower than those normally permitted.

     Various antideficiency and homeowner protective provisions of state law may limit the remedies available to lenders when a residential mortgage borrower is in default. The effect of these provisions, in most cases, is to limit the Company to foreclosing upon, or otherwise obtaining ownership of, the property securing the loan after default and to prevent the Company from recovering from the borrower any deficiency between the amount real-ized from the sale of such property and the amount owed by the borrower.

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. Loans in-substance foreclosed were no longer classified as part of the real estate held for sale portfolio upon adoption of FAS 114 during December 1993 and are now included in the Company's total loan portfolio as previously discussed. No interest is recognized on non-accrual loans.

     The table below sets forth the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at December 31.

                                  TABLE 12

                           Nonperforming Assets
                              ($000s Omitted)

                              1993      1992      1991      1990     1989
                            --------  --------  --------  --------  -------
Non-accrual loans           $330,062  $263,065  $232,803  $148,884  $71,228
Real estate acquired
  through foreclosure         62,724    56,642    38,163    13,001   13,694
Loans in-substance
  foreclosed                     -0-     9,351     6,908     7,427      -0-
Real estate in judgement       1,366     1,030     4,049     4,571      -0-
                            --------  --------  --------  --------  -------
Total nonperforming assets  $394,152  $330,088  $281,923  $173,883  $84,922
                            ========  ========  ========  ========  =======

Ratio of nonperforming
  assets to total assets       1.37%     1.27%     1.16%      .77%     .44%
                               =====     =====     =====     =====    =====

     The increase in NPAs in 1993 and 1992 was primarily in single-family loans and foreclosed real estate in California. The continued weak California economy and high unemployment led to a slowdown in the real estate market, resulting in an increase in loan delinquencies and, in cer-tain areas, decreases in real estate prices. The growth in NPAs was also impacted by an increase in bankruptcy filings in 1992 and a continued high level of bankruptcy filings in 1993, which often delay the collection process and extend the length of time a loan remains delinquent. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $20 million in 1993, $17 million in 1992, and $17 million in 1991.

     The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1993, and 1992.

                                              TABLE 13

                                    Nonperforming Assets By State
                                          December 31, 1993
                                           ($000s Omitted)

                       Non-Accrual Loans(a)
                  ------------------------------        Real Estate Owned
                     Residential                  ----------------------------            NPAs as
                     Real Estate      Commercial    Residential    Commercial    Total     a % of
   State             1-4       5+    Real Estate    1-4      5+    Real Estate    NPAs     Loans
- ------------      --------  -------  -----------  -------  ------  -----------  --------  -------
California        $270,325  $18,922      $532     $47,133  $7,169    $4,622     $348,703   1.77%
Colorado             1,560       83       -0-         346     842       261        3,092   0.43%
Illinois             2,141      340       -0-          64     -0-       -0-        2,545   0.45%
New Jersey          12,491      -0-       -0-       1,085     -0-       -0-       13,576   2.53%
Washington             351      -0-       -0-         -0-     -0-       -0-          351   0.08%
Florida              4,463      -0-       316       1,156     -0-       -0-        5,935   1.88%
Texas                1,400      -0-       -0-          95     -0-       -0-        1,495   0.60%
Virginia             1,437      -0-       -0-         373     -0-       -0-        1,810   0.75%
Connecticut          3,578      -0-       -0-         566     -0-       -0-        4,144   2.30%
Arizona              1,342      -0-       -0-         333     -0-       -0-        1,675   0.94%
Pennsylvania         1,302      -0-       -0-         114     -0-       -0-        1,416   0.95%
Kansas                 815       40       -0-         375     -0-       -0-        1,230   0.93%
Oregon                 354      -0-       -0-         -0-     -0-       -0-          354   0.27%
Maryland             1,525      -0-       -0-         149     -0-       -0-        1,674   1.35%
Nevada                 606      -0-       -0-          77     -0-       -0-          683   0.74%
Missouri               253      377       -0-          14     -0-       -0-          644   0.91%
New York             3,738      -0-       -0-         750     -0-       -0-        4,488   6.64%
Georgia              1,395      -0-       -0-         174     -0-       -0-        1,569   2.56%
Ohio                    15      -0-        55          41     -0-        80          191   0.33%
Utah                   156      -0-       -0-         -0-     -0-       -0-          156   0.39%
Other                  150      -0-       -0-          74     -0-       -0-          224   0.43%
                  --------  -------      ----     -------  ------    ------     --------   -----
  Totals          $309,397  $19,762      $903     $52,919  $8,011    $4,963     $395,955   1.64%
                  ========  =======      ====     =======  ======    ======
REO general valuation allowance                                                   (1,803)  0.00%
                                                                                --------  ------
                                                                                $394,152   1.64%
                                                                                ========  ======

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

                                             TABLE 14

                                   Nonperforming Assets by State
                                         December 31, 1992
                                          ($000s Omitted)

                        Non-Accrual Loans(a)
                  ------------------------------        Real Estate Owned
                     Residential                  -----------------------------            NPAs as
                     Real Estate      Commercial    Residential     Commercial    Total     a % of
   State             1-4       5+    Real Estate    1-4       5+    Real Estate    NPAs     Loans
- ------------      --------  -------  -----------  -------  -------  -----------  --------  -------
California        $197,907  $13,457     $  978    $43,761  $ 2,206    $5,350     $263,659   1.43%
Colorado             1,896      979        -0-      2,284    6,275     2,641       14,075   2.07%
New Jersey          15,907      -0-        -0-      1,116      -0-        88       17,111   3.20%
Illinois             1,602      -0-        -0-        186      -0-       -0-        1,788   0.45%
Washington             677      -0-        -0-        198      -0-       -0-          875   0.30%
Florida              5,060      -0-         89        610      -0-       -0-        5,759   2.08%
Virginia             1,732      -0-        -0-        785      -0-       -0-        2,517   1.39%
Connecticut          3,752      -0-        -0-        601      -0-       -0-        4,353   2.76%
Kansas                 963      -0-        113        307      -0-       -0-        1,383   1.02%
Arizona              1,917      -0-        -0-        350      -0-       -0-        2,267   1.73%
Texas                1,486      -0-        -0-        181      977       -0-        2,644   2.53%
Oregon                 106      -0-        -0-        -0-      -0-       -0-          106   0.11%
Pennsylvania           684      -0-        -0-        -0-      -0-       -0-          684   0.73%
Maryland             1,566      -0-        -0-        180      -0-       -0-        1,746   2.07%
New York             5,363      -0-        -0-        129      -0-       -0-        5,492   6.94%
Georgia              2,417      -0-        -0-      1,053      -0-       -0-        3,470   4.51%
Missouri               685      -0-        -0-        146      -0-       -0-          831   1.13%
Ohio                    68      -0-        -0-         30      -0-       145          243   0.33%
Nevada                 452      -0-        -0-        -0-      -0-       -0-          452   0.65%
Utah                   184      -0-        -0-        -0-      -0-       -0-          184   0.86%
Other                  532      -0-      2,493        -0-      -0-       -0-        3,025   4.60%
                  --------  -------     ------    -------  -------    ------     --------  ------
  Totals          $244,956  $14,436     $3,673    $51,917  $ 9,458    $8,224     $332,664   1.50%
                  ========  =======     ======    =======  =======    ======
REO general valuation allowance                                                    (2,576) (0.01)
                                                                                 --------  ------
                                                                                 $330,088   1.49%
                                                                                 ========  ======

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

     The Company's troubled debt restructured (TDRs), which are loans that have been modified due to a weakness in the collateral and/or borrower, were $37 million, or 0.13% of assets, at December 31, 1993, compared to $13 million, or 0.06% of assets, at yearend 1992. The increase is due in part to the FAS 114 reclassification previously discussed, which included loans that had been modified. The great majority of the Company's TDRs have temporary interest rate reductions and have been made primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $275 thousand in 1993 compared to $217 thousand in 1992 and $328 thousand in 1991.

     At December 31, 1993, approximately $310 million of the Company's loans were 30 to 89 days past due and an additional $85 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for possible loan losses.

     The Company provides allowances for losses on loans when impaired and real estate owned when any significant and permanent decline in value is identified and based upon trends in the basic portfolio. Additions to and reductions from the allowances are reflected in current earnings. Periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property.

     The table below summarizes the changes in the allowance for loan losses for the years indicated:

                                  TABLE 15

                  Changes in the Allowance for Loan Losses
                               ($000s Omitted)

                                                         1993       1992       1991       1990       1989
                                                       --------   --------   --------   --------   -------
Beginning allowance for loan losses                    $ 70,924   $ 48,036   $ 26,799   $ 20,963   $16,252
Provision charged to expense                             65,837     43,218     34,984     18,701    10,927
Less loans charged off                                  (38,475)   (21,227)   (15,274)   (13,165)   (7,229)
Add recoveries                                            1,145        897      1,527        300     1,013
Reclassification of in-substance foreclosure
  allowances                                              7,267        -0-        -0-        -0-       -0-
                                                       --------   --------   --------   --------   -------
Ending allowance for loan losses                       $106,698   $ 70,924   $ 48,036   $ 26,799   $20,963
                                                       ========   ========   ========   ========   =======
Ratio of net chargeoffs to average loans
  outstanding (excluding MBS)                              .16%       .10%       .07%       .08%      .05%
                                                       ========   ========   ========   ========   =======
Ratio of allowance for loan losses to
  nonperforming assets                                    27.1%      21.5%      17.0%      15.4%     24.7%
                                                       ========   ========   ========   ========   =======

     The Company continues to use a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach utilizes a data base that identifies losses on loans and fore-closed real estate from past years to the present, broken down by year of origination, type of loan and geographical area. Management is then able to estimate a range of loss allowances to cover future losses in the port-folio. The increase in the allowance and the provision in 1993 over 1992 was considered prudent given the slowdown in the California housing market, the increase in the size of the loan portfolio, and the increase in nonper-forming assets and loan losses experienced by the Association in 1993.

     Chargeoffs increased as a result of the increase in nonperforming loans, the increase in the percentage of nonperforming loans that became real estate owned, and the increased losses on real estate owned primarily due to the weakening of the California housing market.

INVESTMENT ACTIVITIES

     Golden West's investment securities portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, and short-term money market instruments. In determining the amounts of assets to invest in each class of securities, the Company considers relative rates, liquidity, and credit quality. When opportunities arise, the Company enters into arbitrage transactions with secured borrowings and short-term investments to profit from the rate differential. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes classifications of investments into three categories: held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify investment securities as either held to maturity or available for sale.
The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1993, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1993, the Company had securities available for sale in the amount of $1.6 billion and unrealized gains on securities available for sale included in stockholders' equity of $41 million. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The adoption of FAS 115 resulted in the reclassification of certain securities from the investment securities portfolio to the securities available for sale portfolio. The Company has other investments that are not required to be classified under one of the categories of FAS 115 and that are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

     Prior to December 31, 1993, securities were classified as either securities held for sale or investment securities. Securities held for sale were recorded at the aggregate portfolio's lower of amortized cost or market, with the unrealized gains and losses included in earnings. Investment securities were recorded at amortized cost.

     The table below sets forth the composition of the Company's securities available for sale at December 31.

                                 TABLE 16

               Composition of Securities Available For Sale
                              ($000s Omitted)

                                                                    1993
                                                                 ----------
Certificates of deposit and short-term bank notes                $  482,100
U.S. Treasury and Government agency obligations                     419,815
Collateralized mortgage obligations                                 275,408
Commercial paper                                                    230,389
Bankers acceptances                                                  58,395
Equity securities                                                   170,479
                                                                 ----------
                                                                 $1,636,586
                                                                 ==========

     The table below sets forth the composition of the Company's other investments at December 31. The reduction in 1993 versus 1992 resulted from the classification required under FAS 115.

                                 TABLE 17

                     Composition of Other Investments
                              ($000s Omitted)

                                               1993      1992       1991
                                             --------  --------  ----------
Interest-bearing deposits                    $ 25,000  $245,021  $  399,247
U.S. Treasury and Government agencies             -0-    43,434       6,328
Short-term repurchase agreements collater-
  alized by mortgage-backed securities        513,100   273,991     344,366
Corporate notes and bonds                         -0-    10,001     118,569
Bankers acceptances                               -0-    17,962      35,532
Collateralized mortgage obligations               -0-    94,237      20,044
Other securities                                  -0-   105,543     119,307
                                             --------  --------  ----------
                                             $538,100  $790,189  $1,043,393
                                             ========  ========  ==========

     The weighted average yield on the other investments portfolio was 3.42% at December 31, 1993. As of December 31, 1993, the entire other investments portfolio matures in 1994.

MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because management intends to hold these securities to maturity. Premiums and discounts on

MBS are amortized or accreted using the interest method, also known as the level yield method, over the life of the security. At December 31, 1993, the Company had mortgage-backed securities held to maturity in the amount of $408 million. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1993, the Company had mortgage-backed securities available for sale in the amount of $1.1 billion and unrealized gains on mortgage-backed securities included in stockholders' equity of $44 million. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to December 31, 1993, all MBS were recorded at amortized cost.

     Repayments of MBS during the years 1993, 1992, and 1991 amounted to $646 million, $552 million, and $200 million, respectively. The increase in repayments in 1993 over 1992 and in 1992 over 1991 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates. The portion of the Company's loans receivable represented by MBS was 6%, 8%, and 9% at yearends 1993, 1992, and 1991, respectively.

STOCKHOLDERS' EQUITY

     The Company has increased its total stockholders' equity in each of the years 1993, 1992, and 1991 through the retention of a high percentage of net earnings. In addition, stockholders' equity increased in 1993 by $85 million due to the adoption of FAS 115 as of December 31, 1993.

     The Company has on file a shelf registration statement with the Securities and Exchange Commission to issue up to two million shares of its preferred stock. The preferred stock may be sold from time to time in one or more transactions for total proceeds of up to $200 million. The preferred stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The preferred stock is not convertible into common stock. No preferred stock has yet been issued under the registration. The Company's preferred stock has been preliminarily rated a2 by Moody's.

     On October 28, 1993, the Company's Board of Directors' authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. As of December 31, 1993, 204,000 shares had been repurchased and retired.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1993, 1992, and 1991 is contained in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1993, and is incorporated herein by reference.

     The dollar amounts of the Company's interest income and interest expense fluctuate depending both on changes in the respective interest rates and on changes in the respective amounts (volume) of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information with respect to the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities.

                                                          TABLE 18

                             Average Interest-Earning Assets and Interest-Bearing Liabilities
                                           At or for the Years Ended December 31
                                                      ($000s Omitted)

                                           1993                          1992                          1991
                               ----------------------------  ----------------------------  ----------------------------
                                                     End of                        End of                        End of
                                  Average   Average  Period    Average    Average  Period    Average    Average  Period
                                 Balances    Yield    Yield    Balances    Yield    Yield    Balances    Yield    Yield
                               -----------  -------  ------  -----------  -------  ------  -----------  -------  ------
ASSETS
Investment securities          $ 2,178,164   3.67%    3.80%  $ 1,365,679   4.41%    4.17%  $ 1,644,586   6.64%    5.41%
Mortgage-backed securities       1,595,255   8.71%    8.67%    1,909,819   9.32%    9.30%    2,182,918   9.66%    9.74%
Loans receivable(a)             23,101,066   7.09%    6.73%   20,906,573   8.33%    7.52%   18,813,190   9.98%    9.30%
Invest. in capital stock of
  FHLB                             342,586   3.99%    3.49%      289,529   1.87%    0.43%      276,611   6.00%    4.94%
                               -----------   ----            -----------   ----            -----------   ----
Interest-earning assets        $27,217,071   6.87%           $24,471,600   8.11%           $22,917,305   9.66%
                               ===========   ====            ===========   ====            ===========   ====

LIABILITIES AND STOCKHOLDERS'
EQUITY
Customer deposits:
  Checking accounts            $   706,245   1.62%    1.35%  $   630,541   1.96%    1.91%  $   504,862   2.97%    3.49%
  Savings accounts               3,069,143   2.23%    3.11%    3,081,417   3.20%    3.80%    2,376,504   4.74%    5.68%
  Term accounts                 13,239,960   4.73%    4.24%   12,763,873   5.75%    4.69%   12,838,752   7.53%    6.28%
                               -----------   ----     ----   -----------   ----     ----   -----------   ----     ----
    Total customer deposits     17,015,348   4.15%    3.92%   16,475,831   5.13%    4.40%   15,720,118   6.96%    6.09%
Advances from FHLB               6,416,250   4.27%    3.87%    4,852,544   5.53%    4.62%    4,185,930   7.72%    6.92%
Reverse repurchases                464,091   7.76%    6.06%      905,145   7.27%    8.09%    1,077,110   7.07%    8.47%
Other borrowings                 1,611,046   7.56%    7.07%      949,587   9.31%    9.41%    1,027,343   8.69%    9.56%
                               -----------   ----            -----------   ----            -----------   ----
Interest-bearing liabilities   $25,506,735   4.46%           $23,183,107   5.47%           $22,010,501   7.19%
                               ===========   ====            ===========   ====            ===========   ====
Net yield on interest-earning
  assets                                     2.41%                         2.64%                         2.47%
                                             ====                          ====                          ====

(a)  Includes non-accrual loans (90 days or more past due).

     The table on the following page presents the changes for 1993 and 1992 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                                              TABLE 19

                                  Volume and Rate Analysis of Interest Income and Interest Expense
                                                       Years Ended December 31
                                                           ($000s Omitted)

                                                                        Increase/Decrease in Income/Expense Due to Changes in
                                                                                Due to Changes in Volume and Rate(a)
                                                                   ---------------------------------------------------------------
                                  1993        1992        1991            1993 versus 1992                 1992 versus 1991
                               ----------  ----------  ----------  ------------------------------  -------------------------------
                                Income/     Income/     Income/
                               Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                               ----------  ----------  ----------  --------  ---------  ---------  ---------  ---------  ---------
Interest Income:
  Investments                  $   79,874  $   60,231  $  109,193  $ 27,407  $  (7,764) $  19,643  $ (16,432) $ (32,530) $ (48,962)
  Mortgage-backed securities      138,874     178,010     210,834   (27,938)   (11,198)   (39,136)   (25,656)    (7,168)   (32,824)
  Loans receivable(c)           1,637,764   1,740,845   1,877,955   248,072   (351,153)  (103,081)   279,640   (416,750)  (137,110)
  Invest. in capital stock of
   Federal Home Loan Banks         13,660       5,424      16,608     1,151      7,085      8,236        815    (11,999)   (11,184)
                               ----------  ----------  ----------
   Total interest income        1,870,172   1,984,510   2,214,590

Interest Expense:
  Customer deposits
    Checking accounts          $   11,426  $   12,376  $   15,017  $  2,049  $  (2,999) $    (950) $   7,206  $  (9,847) $  (2,641)
    Savings accounts               68,382      98,538     112,747      (390)   (29,766)   (30,156)   143,649   (157,858)   (14,209)
    Term accounts                 625,892     733,796     966,619    28,662   (136,566)  (107,904)    (5,606)  (227,217)  (232,823)
                               ----------  ----------  ----------  --------  ---------  ---------  ---------  ---------  ---------
      Total customer deposits     705,700     844,710   1,094,383    30,321   (169,331)  (139,010)   145,249   (394,922)  (249,673)
Advances from Federal Home
  Loan Banks                      273,816     268,320     323,034    18,836    (13,340)     5,496     70,140   (124,854)   (54,714)
Securities sold under
  agreements to repurchase         36,023      65,779      76,154   (34,590)     4,834    (29,756)   (12,569)     2,194    (10,375)
Other borrowings                  121,875      88,371      89,243    45,809    (12,305)    33,504    (15,101)    14,229       (872)
                               ----------  ----------  ----------  --------  ---------  ---------  ---------  ---------  ---------
Total interest expense          1,137,414   1,267,180   1,582,814
                               ----------  ----------  ----------
Net interest income            $  732,758  $  717,330  $  631,776  $188,316  $(172,888) $  15,428  $  50,648  $  34,906  $  85,554
                               ==========  ==========  ==========  ========  =========  =========  =========  =========  =========
Net interest income increase
  (decrease) as a percentage
  of average earning assets                                            0.77%     (0.71)%     0.06%      0.22%      0.15%       0.37%
                                                                       ====      =====       ====       ====       ====        ====

(a) The change in volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the prior year's average yield. The change in rate is calculated by multiplying the difference between the average yield of the current year and the prior year by the prior year's average balance. The mixed changes in rate/volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the difference between the average yield of the current year and the prior year. This amount is then allocated proportionately to the volume and rate changes calculated previously.

(b) The effects of hedging activity have been allocated to income and expense of the related assets and liabilities.

(c)  Includes non-accrual loans (90 days or more past due).

COMPETITION AND OTHER MATTERS

     The Company experiences strong competition in both attracting customer deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associa-tions, commercial banks, credit unions, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with new entrants into the financial services field, such as securities dealers, insurance companies, and others. The principal methods used by the Company to attract customer deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

     Competition in making real estate loans comes principally from other savings associations, mortgage banking companies, and commercial banks. A weak commercial real estate sector and a reduced volume of speculative transactions, such as leveraged buy-outs, have provided added incentive for banks to deploy their resources in new areas, and, as a result, they are increasing their investments in residential real estate mortgages. In addition, the volume of real estate lending by mortgage banking companies that originate and sell loans immediately has increased significantly. Traditionally privately owned, many mortgage banking companies have gone public and participated heavily in the refinance-driven loan market in recent years. Many of the nation's largest savings associations, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their real estate brokers.

SAVINGS AND LOAN INDUSTRY

     The operations of savings associations are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the policies of financial institution regulatory authorities. Customer deposit flows and costs of funds are impacted by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations,
commercial banks and credit unions.   As a member, World is required to own
capital stock of an FHLB in an amount that depends generally upon its outstanding home mortgage loans or advances from such FHLB and is authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. The OTS requires insured institutions, such as World, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1993, and 1992, World's regulatory average liquidity ratio was 8% and 7%, respectively, consistently exceeding the requirement.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The customer deposit accounts of World are insured by the FDIC as part of the Savings Association Insurance Fund up to the maximum amount permitted by law, currently $100,000 per insured depositor. As a result, the Association is subject to supervision by regulation and examination by the FDIC.

     FDIC insurance is required for all federally chartered associations. Such insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices. The annual premium charged for FDIC-SAIF insurance is determined by the FDIC using a risk-based system beginning in 1993. Under the system, associations are charged a variable rate ranging from a low of $.23 to a high of $.31 per $100 of deposits. The amount of capital an institution maintains and its examination scores are the most important factors determining the assessment. World qualifies for the lowest premium assessment of $.23 per $100 of deposits under the system.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) generally imposes a moratorium until 1994 on conversions from SAIF membership to Bank Insurance Fund (BIF) membership. However, a savings institution may convert to a bank charter if the resulting bank remains a member of SAIF. After expiration of the moratorium, such conversion requires payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund the institution enters.
In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

     OFFICE OF THRIFT SUPERVISION. As a federally chartered savings and loan association, the principal regulator of World is the OTS. Under various regulations of the OTS, savings and loan associations are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain liquid assets at levels fixed from time to time, and to comply with various limitations on loans to one borrower and limitations on equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade. World is subject to examination by the OTS and is in compliance with its current requirements.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. World is currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Savings and loan associations have authority to borrow from the Federal Reserve Bank "Discount Window," but the Federal Reserve Board requires savings and loan associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

     REGULATORY CAPITAL. The OTS requires federally insured institutions such as World to meet certain minimum capital requirements.

     The table below summarizes World's regulatory capital ratios and compares them to the OTS minimum requirements at December 31.

                                  TABLE 20

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                        Under Current Requirements
                              ($000s Omitted)

                                      1993                                         1992
                   -----------------------------------------    -----------------------------------------
                          ACTUAL               REQUIRED                ACTUAL               REQUIRED
                   -------------------    ------------------    -------------------    ------------------
                     Capital     Ratio      Capital    Ratio      Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----    ----------   ------    ----------   -----
     Tangible      $2,030,992    7.27%    $  419,052   1.50%    $1,677,449    6.54%    $  384,484   1.50%
     Core           2,240,518    8.02        838,103   3.00      1,933,772    7.54        768,968   3.00
     Risk-based     2,533,738   17.42      1,163,650   8.00      2,196,576   16.28      1,079,538   8.00

     The table below summarizes World's regulatory capital ratios and compares them to the fully phased-in OTS minimum requirements at December 31.

                                  TABLE 21

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                    Under Fully Phased-In Requirements
                              ($000s Omitted)

                                      1993                                         1992
                   -----------------------------------------    -----------------------------------------
                          ACTUAL               REQUIRED                ACTUAL               REQUIRED
                   -------------------    ------------------    -------------------    ------------------
                     Capital     Ratio      Capital    Ratio      Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----    ----------   ------    ----------   -----
     Tangible      $2,030,992    7.27%    $  419,052   1.50%    $1,677,449    6.54%    $  384,484   1.50%
     Core           2,030,992    7.27        838,103   3.00      1,677,449    6.54        768,968   3.00
     Risk-based     2,323,040   16.21      1,146,794   8.00      1,936,555   14.63      1,058,736   8.00

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates to resolve the problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund. In response to this requirement, the OTS adopted final rules as to capital adequacy, effective
December 19, 1992, based upon FDICIA's five capital tiers. The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. A savings association is "adequately capitalized" if its total risk-based capital ratio is 8% or greater, its Tier 1 risk-based capital ratio is 4% or greater, and its leverage ratio is 4% or greater (3% or greater for one-rated institutions). An institution is considered "undercapitalized" if its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is less than 4% (less than 3% for one-rated institutions). An institution is "significantly undercapitalized" if its total risk-based capital ratio is less than 6%, its Tier 1 risk-based capital ratio is less than 3%, or its leverage ratio is less than 3%. A savings association is deemed to be "critically undercapitalized" if its ratio of tangible equity to total assets is equal to, or less than, 2%. At its discretion, the OTS may determine that an institution is in a capitalization category that is lower than is indicated by its actual capital position. As used herein, total risk-based capital ratio means the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. World met the "well capitalized" standard as of December 31, 1993.

     The table below shows a reconciliation of World's equity capital to regulatory capital under FIRREA and FDICIA at December 31, 1993.

                                 TABLE 22

          Reconciliation of Equity Capital to Regulatory Capital
                          Under FIRREA and FDICIA
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity     Tangible     Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital      Capital      Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in capital                     233,441
Retained earnings                 1,848,761
Unrealized gains on securities
  available for sale                 82,299
                                -----------
Equity capital                  $ 2,164,651  $ 2,164,651  $ 2,164,651   $ 2,164,651  $ 2,164,651  $ 2,164,651
                                ===========
Positive goodwill (1) (2)                       (232,758)    (232,758)     (232,758)    (232,758)    (232,758)
Negative goodwill (1) (3)                         99,099       99,099        99,099       99,099       99,099
Qualifying supervisory
  positive goodwill (1) (2)                                   209,526       209,526      209,526      209,526
Equity/other investments (4)                                                                           (1,757)
Subordinated debt                                                                                     198,879
General valuation allowances                                                                           96,098
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 2,030,992  $ 2,240,518   $ 2,240,518  $ 2,240,518  $ 2,533,738
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $28,028,596
                                ===========
Adjusted total assets                        $27,936,774  $27,936,774   $27,936,774
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $14,545,620  $14,545,620
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                7.72%        7.27%        8.02%         8.02%       15.40%       17.42%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Ratio Requirements:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) All goodwill is required to be deducted from tangible capital. Goodwill arising prior to April 12, 1989, in excess of a sliding scale limit (.75% of assets at December 31, 1993), is required to be deducted from all other capital computations on a phased-in basis through December 1994. Goodwill arising after April 12, 1989, must be deducted from all capital computations.
(2) All but $2,443 of the Association's positive goodwill arose prior to April 12, 1989.
(3)  The Association's negative goodwill arose after April 12, 1989.
(4) Equity and certain other investments are required to be deducted from total risk-based capital on a phased-in basis (60% at December 31, 1993) through June 1994.

     The table below shows a reconciliation of World's equity capital to regulatory capital under FIRREA and FDICIA at December 31, 1992.

                                 TABLE 23

          Reconciliation of Equity Capital to Regulatory Capital
                          Under FIRREA and FDICIA
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in surplus                     233,441
Retained earnings                 1,596,572
                                -----------
Equity capital                  $ 1,830,163  $ 1,830,163  $ 1,830,163   $ 1,830,163  $ 1,830,163  $ 1,830,163
                                ===========
Positive goodwill (1) (2)                       (268,233)    (268,233)     (268,233)    (268,233)    (268,233)
Negative goodwill (1) (3)                        115,519      115,519       115,519      115,519      115,519
Qualifying supervisory
  positive goodwill (1) (2)                                   256,323       256,323      256,323      256,323
Equity/other investments (4)                                                                           (2,465)
Subordinated debt                                                                                     198,668
General valuation allowances                                                                           66,601
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 1,677,449  $ 1,933,772   $ 1,933,772  $ 1,933,772  $ 2,196,576
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $25,771,831
                                ===========
Adjusted total assets                        $25,632,252  $25,632,252   $25,632,252
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $13,494,220  $13,494,220
                                                                                     ===========  ===========
Capital ratio - actual                7.10%        6.54%        7.54%         7.54%       14.33%       16.28%
                                ===========  ===========  ===========   ===========  ===========  ===========
Capital ratio - category:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) All goodwill is required to be deducted from tangible capital. Goodwill arising prior to April 12, 1989, in excess of a sliding scale limit (1% of assets at December 31, 1992), is required to be deducted from all other capital computations on a phased-in basis through December 1994. Goodwill arising after April 12, 1989, must be deducted from all capital computations.
(2) All but $193 of the Association's positive goodwill arose prior to April 12, 1989.
(3)  The Association's negative goodwill arose after April 12, 1989.
(4) Equity and certain other investments are required to be deducted from total risk-based capital on a phased-in basis (40% at December 31, 1992) through June 1994.

          The table below compares World's regulatory capital to the well capitalized classification of FDICIA's capital standards at December 31.

                                 TABLE 24

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                          1993                                       1992
                        ----------------------------------------   ----------------------------------------
                               ACTUAL          WELL CAPITALIZED           ACTUAL          WELL-CAPITALIZED
                        -------------------  -------------------   -------------------  -------------------
                          Capital     Ratio    Capital     Ratio     Capital     Ratio    Capital     Ratio
                        ----------   ------  ----------   ------   ----------   ------  ----------   ------
     Leverage           $2,240,518    8.02%  $1,396,839    5.00%   $1,933,772    7.54%  $1,281,613    5.00%
     Tier 1 risk-based   2,240,518   15.40      872,737    6.00     1,933,772   14.33      809,653    6.00
     Total risk-based    2,533,738   17.42    1,454,562   10.00     2,196,576   16.28    1,349,422   10.00

     World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at December 31, 1993, were 7.27%, 14.17%, and 16.21%, respectively. World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at December 31, 1992, were 6.54%, 12.68%, and 14.63%, respectively.


     CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS adopted regulations in 1990 with respect to capital distributions by savings associations such as World. Under these regulations, a savings association is classified as either Tier 1, if it meets each of its fully phased-in capital requirements immediately prior to and after giving effect to the proposed capital distribution; Tier 2, if it meets each of its current capital requirements but does not meet one or more of its fully phased-in capital requirements immediately prior to or after giving effect to the proposed capital distribution; or Tier 3, if it does not meet its current capital requirements immediately prior to or after giving effect to the proposed capital distribution. A savings association that would otherwise be classified as Tier 1 is treated as Tier 2 or Tier 3 if the OTS so notifies the association based on OTS' conclusion that the association is in need of more than normal supervision.

     Under the regulations, a Tier 1 association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus up to one-half of its capital in excess of the fully phased-in requirement at the end of the prior year. A Tier 2 association may make capital distributions from 25% to 75% of its net income over the most recent four quarter period, with the percentage varying based on its level of risk-based capital. Any capital distributions by a Tier 3 association or in excess of the foregoing amounts by a Tier 1 or Tier 2 association are subject to either prior OTS approval or notice must be given to the OTS, which may disapprove the distribution. However, FDICIA legislation prohibits capital distributions by an institution that does not meet its capital requirements. Savings associations are required to give the OTS 30-day advance written notice of all proposed capital distributions. For purposes of capital distributions, the OTS has classified World as a Tier 1 association.

     LIMITATION ON LOANS TO ONE BORROWER. FIRREA subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 1993, the maximum amount that World could have loaned to one borrower (and related entities) was $325 million. At such date, the largest amount of loans that World had outstanding to any one borrower was $39 million.

     SAVINGS AND LOAN HOLDING COMPANY LAW. The Company is a "savings and loan holding company" under the National Housing Act of 1934. As such, it has registered with the OTS and is subject to OTS regulation and OTS and FDIC examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and thereupon may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company and subsidiaries or affiliates of either.

     As World's parent company, Golden West is considered an "affiliate" of the Association for regulatory purposes. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, as well as additional limitations set forth in FIRREA and as adopted by the OTS. In addition, FIRREA generally prohibits a savings association from lending or otherwise extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. In 1991, the OTS adopted regulations to implement the affiliate transactions limitations contained in FIRREA. Among other things, the regulations provide guidance in determining an affiliate of a savings association and in calculating compliance with the quantitative limitations on transactions with affiliates.

     TAXATION. Savings and loan associations that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed a bad debt reserve deduction computed as a percentage of taxable income before such deduction. Accordingly, qualifying savings and loan associations are subject to a lower effective federal income tax rate than that applicable to corporations generally. The effective federal income tax rate applicable to qualifying savings and loan associations is approximately 32.2%, depending on the extent of "tax preference" items in addition to the bad debt reserve deduction.

     The bad debt reserve deduction computed as a percentage of taxable income is available only to the extent that amounts accumulated in the bad debt reserve for certain real estate loans defined as "qualifying real estate loans" do not exceed 6% of such loans at yearend. In addition, the deduction is further limited to the amount by which 12% of customer deposits at yearend exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1993, the 6% and 12% limitations did not restrict the bad debt reserve deduction of World, and it is expected that such limitations will not be restricting factors in the future. Qualifying savings and loan associations that file income tax returns as members of a consolidated group are required to reduce their bad debt reserve deduction for tax losses attributable to non-savings and loan association members of the group whose activities are functionally related to the activities of the savings and loan association member.

     If the accumulated bad debt reserves are used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates. In addition, if such reserves are used to pay dividends or to make other distributions with respect to a savings and loan association stock (such as redemption or liquidation), special additional taxes would be imposed.

     Although generally similar, differences exist, with respect to the determination of taxable income, among the Internal Revenue Code and the tax codes of the states in which the Company operates. These states do not allow the special percentage of taxable income method of computing the bad debt reserve, discussed above, which can cause the Company's taxable income, at the state level, to be significantly different from its taxable income at the federal level.

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 required a change from the deferred to the liability method of computing deferred income taxes. The Company has applied FAS 109 prospectively. The cumulative effect of this change in accounting for income taxes for the periods ending prior to January 1, 1993, is not material. FAS 109 required the Company to adjust its purchase accounting for prior business combinations by increasing deferred tax assets and reducing goodwill by $23 million to reflect the non-taxability of purchase accounting income. This deferred tax asset is being amortized over the remaining lives of the related purchased assets.

EMPLOYEE RELATIONS

     The Company had a total of 3,635 full-time and 741 permanent part-time employees at December 31, 1993. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.   PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company continuously evaluates the suitability and adequacy of the offices of the Company and has a program of relocating or remodel-ing them as necessary to maintain efficient and attractive facilities.

     The Company is currently building a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas, which will house its Loan Service, Savings Operations, and Information Systems Departments. The expected completion date is September 1994.

     The Company owns 175 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements, in Item 14.

ITEM 3.   LEGAL PROCEEDINGS

     Savings and loan associations and other financial institutions that take consumer deposits in California have been named from time to time in class action proceedings that question the legality of certain terms of deposit agreements and the implementation of such agreements. World is named as a defendant in one action that purports to be a class action of this type. This action was dismissed at the trial court level, and, upon appeal, the dismissal was affirmed in part and reversed in part. The action was subsequently remanded to the trial court level, where a class has been certified. However, in the opinion of management, the result of this action will not have a material effect on the Company's consolidated financial condition or results of operations. The Company and its subsid-iaries are parties to other actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

     Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1993 and 1992 were as follows:

                                 TABLE 25

                         Common Stock Price Range

                                     1993              1992
                               ---------------   ---------------
          First Quarter            41 - 50 3/8       37 - 43 5/8
          Second Quarter       39 1/2 - 48 7/8   36 1/8 - 45 7/8
          Third Quarter        38 3/8 - 44       37 1/4 - 46 1/4
          Fourth Quarter       37 1/8 - 44 3/4   35 1/2 - 43 7/8

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1993 and 1992 were as follows:

                                 TABLE 26

                         Cash Dividends Per Share

                                              1993      1992
                                             -----     -----
          First Quarter                      $.065     $.055
          Second Quarter                     $.065     $.055
          Third Quarter                      $.065     $.055
          Fourth Quarter                     $.075     $.065

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by World Savings, investment income, and short-term borrowings.

     Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association of any proposed dividend to be paid to the parent. Under OTS regulations, World Savings is classified as a Tier 1 association and is, therefore, allowed to distribute dividends up to 100% of its net income in any year plus one-half of its capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year.

     At December 31, 1993, $354 million of the Association's retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $1.8 billion of the Association's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

     At the close of business on March 18, 1994, 63,994,385 shares of Golden West's Common Stock were outstanding and were held by 1,911 stockholders of record.

     The transfer agent and registrar for the Golden West Common Stock is First Interstate Bank, San Francisco, California 94104.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in the documents incorporated herein by reference.

                                 TABLE 27

               Five Year Consolidated Summary of Operations
                 ($000s Omitted, Except Per Share Amounts)


                                                                Year Ended December 31
                                           ---------------------------------------------------------------
                                              1993          1992         1991         1990         1989
                                           ----------    ----------   ----------   ----------   ----------
Interest Income:
  Interest on loans                        $1,637,764    $1,740,845   $1,877,955   $1,730,408   $1,491,352
  Interest on MBS                             138,874       178,010      210,834      209,846      208,882
  Interest and dividends on investments        93,534        65,655      125,801      158,068      206,063
                                           ----------    ----------   ----------   ----------   ----------
                                            1,870,172     1,984,510    2,214,590    2,098,322    1,906,297

Interest Expense:
  Interest on customer deposits               705,700       844,710    1,094,383    1,022,706      886,052
  Interest on advances and other
    borrowings                                431,714       422,470      488,431      578,771      599,258
                                           ----------    ----------   ----------   ----------   ----------
                                            1,137,414     1,267,180    1,582,814    1,601,477    1,485,310
                                           ----------    ----------   ----------   ----------   ----------
    Net interest income                       732,758       717,330      631,776      496,845      420,987
Provision for loan losses                      65,837        43,218       34,984       18,701       10,927
                                           ----------    ----------   ----------   ----------   ----------
  Net interest income after provision for
    loan losses                               666,921       674,112      596,792      478,144      410,060
Non-Interest Income:
  Fees                                         31,061        24,458       20,889       17,069       15,978
  Gain (loss) on the sale of securities
    and mortgage-backed securities             22,541         4,058       (1,021)       3,127        7,795
  Other                                         8,440        12,601        7,008        8,698       10,835
                                           ----------    ----------   ----------   ----------   ----------
                                               62,042        41,117       26,876       28,894       34,608

Non-Interest Expense:
  General and administrative:
    Personnel                                 132,472       118,553      107,759       95,476       83,404
    Occupancy                                  40,443        38,521       35,619       31,750       29,445
    Advertising                                10,782         8,968       10,486       11,017        8,344
    Other                                      89,470        84,833       81,557       69,450       60,656
                                           ----------    ----------   ----------   ----------   ----------
                                              273,167       250,875      235,421      207,693      181,849
    Amortization of goodwill arising from
      acquisitions                             (1,586)          661        1,532       16,657       16,611
                                           ----------    ----------   ----------   ----------   ----------
                                              271,581       251,536      236,953      224,350      198,460
                                           ----------    ----------   ----------   ----------   ----------
Earnings before taxes on income               457,382       463,693      386,715      282,688      246,208
Taxes on income                               183,528       180,155      148,116      101,231       88,270
                                           ----------    ----------   ----------   ----------   ----------
    Net earnings                           $  273,854    $  283,538   $  238,599   $  181,457   $  157,938
                                           ==========    ==========   ==========   ==========   ==========
    Net earnings per share                 $     4.28    $     4.46   $     3.76   $     2.87   $     2.51
                                           ==========    ==========   ==========   ==========   ==========

                                  TABLE 28

                  Five Year Summary of Financial Condition
                               ($000s Omitted)


                                                                 At December 31
                                      -------------------------------------------------------------------
                                         1993          1992          1991          1990          1989
                                      -----------   -----------   -----------   -----------   -----------
Assets                                $28,829,288   $25,890,921   $24,297,784   $22,562,101   $19,520,569
Cash, securities available for sale,
  and other investments                 2,417,871     1,179,868     1,289,327     1,343,464     1,562,016
Mortgage-backed securities              1,522,536     1,791,615     2,000,167     2,485,695     1,979,324
Loans receivable                       23,912,571    21,968,676    20,087,432    17,730,447    15,010,996
Goodwill arising from acquisitions        136,754       155,873       181,733       304,266       320,523
Customer deposits                      17,422,484    16,486,246    16,818,510    14,372,484    11,787,384
Advances from Federal Home Loan Banks   6,281,691     5,499,363     4,159,796     3,834,755     4,506,263
Securities sold under agreements to
   repurchase and other borrowings      1,119,414       637,977       840,358     2,314,051     1,670,024
Subordinated debt                       1,220,061       921,701       625,105       426,200       113,668
Stockholders' equity                    2,065,604     1,727,398     1,449,135     1,220,403     1,046,284

                                  TABLE 29

                        Five Year Selected Other Data
                               ($000s Omitted)

                                                                Year Ended December 31
                                           ---------------------------------------------------------------
                                              1993          1992         1991         1990         1989
                                           ----------    ----------   ----------   ----------   ----------
New real estate loans originated           $6,411,877    $6,455,090   $4,877,157   $4,309,494   $4,696,543
Average yield on new real estate loans           6.86%         8.06%        9.83%       10.64%       10.86%
Customer deposits increase (decrease) ($)  $  936,238    $ (332,264)  $2,446,026   $2,585,100   $1,291,166
Customer deposits increase (decrease) (%)         5.7%         (2.0)%       17.0%        21.9%        12.3%
Net earnings/average net worth                  14.68%        17.86%       17.92%       15.98%       16.30%
Net earnings/average assets                      0.98%         1.12%        1.00%        0.86%        0.85%
General and administrative expense to:
  Total revenues                                14.14%        12.39%       10.50%        9.76%        9.37%
  Average assets                                 0.97%         0.99%        0.99%        0.99%        0.97%
Ratio of earnings to fixed charges:(a)
  Including interest on customer deposits        1.40x         1.36x        1.24x        1.18x        1.17x
  Excluding interest on customer deposits        2.05x         2.08x        1.78x        1.48x        1.41x
Yield on loan portfolio                          6.84%         7.66%        9.34%       10.42%       10.85%
Yield on investments                             3.80%         4.17%        5.41%        8.11%        8.69%
Yield on earning assets                          6.61%         7.52%        9.16%       10.29%       10.69%
Cost of deposits                                 3.92%         4.40%        6.09%        7.76%        8.07%
Cost of borrowings                               4.69%         5.58%        7.48%        8.73%        9.13%
Cost of funds                                    4.18%         4.75%        6.44%        8.06%        8.44%
Spread                                           2.43%         2.77%        2.72%        2.23%        2.25%
Nonperforming asset/total assets(b)              1.37%         1.27%        1.16%        0.77%        0.44%
Stockholders' equity/total assets                7.16%         6.67%        5.96%        5.41%        5.36%
Average stockholders' equity/average assets      6.65%         6.27%        5.60%        5.40%        5.19%
World Savings and Loan Association regulatory
  capital ratios:(c)
  Tangible capital                               7.27%         6.54%        5.79%        4.61%        4.11%
  Core capital                                   8.02%         7.54%        6.96%        6.00%        5.81%
  Risk-based capital                            17.42%        16.28%       14.98%       13.52%       11.62%
Number of savings branch offices                  227           227          231          211          200
Cash dividends per share                        $0.27         $0.23        $0.19       $0.165        $0.15
Dividend payout ratio                            6.31%         5.16%        5.05%        5.75%        5.98%

(a) Earnings represent income from continuing operations before income taxes and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(b) The definition of nonperforming assets includes non-accrual loans (loans that are 90 days or more past due) and real estate owned acquired through foreclosure.
(c)  The requirements were 1.5%, 3.0%, and 8.0% (7.2% prior to December 31,
     1992) for tangible, core, and risk-based capital, respectively, at December 31, 1992, and 1993. World Savings and Loan Association currently meets its fully phased-in capital requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition and results of operations during that period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

     The accompanying table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1993, 1992, 1991, and 1990. As the table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component.

                         TABLE 30

       Asset, Liability, and Equity Components as
         Percentages of the Total Balance Sheet

                                    December 31
                            ----------------------------
                             1993    1992   1991   1990
                            ------  ------ ------ ------
Assets:
Cash and Investments          8.4%    4.6%   5.3%   6.0%
Mortgage-backed securities    5.3     6.9    8.2   11.0
Loans Receivable             82.9    84.9   82.7   78.6
Other Assets                  3.4     3.6    3.8    4.4
                            -----   -----  -----  -----
                            100.0%  100.0% 100.0% 100.0%
                            =====   =====  =====  =====
Liabilities and
 Stockholders' Equity:
Customer Deposits            60.4%   63.7%  69.2%  63.7%
FHLB Advances                21.8    21.2   17.1   17.0
Securities Sold Under
 Agreements to Repurchase     1.5     2.2    2.7    5.9
Medium-Term Notes             2.4     0.3    0.7    4.3
Other Liabilities             2.5     2.3    1.7    1.8
Subordinated Debt             4.2     3.6    2.6    1.9
Stockholders' Equity          7.2     6.7    6.0    5.4
                            -----   -----  -----  -----
                            100.0%  100.0% 100.0% 100.0%
                            =====   =====  =====  =====

     The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. The difference between the repricing of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows that, as of December 31, 1993, the Company's assets reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower Golden West's earnings and rising rates to increase the Company's earnings. However, Golden West's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

funds at the level it was two months prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

                                 TABLE 31

          Repricing of Interest-Earning Assets and Interest-Bearing
                 Liabilities, Repricing Gaps, and Gap Ratio
                           As of December 31, 1993
                            (Dollars in Millions)

                                                     Projected Repricing(a)
                                         -------------------------------------------
                                          0-3      4-12      1-5    Over 5
                                         Months   Months    Years    Years    Total
                                         -------  -------  -------  ------   -------
Interest-Earning Assets
  Investments                            $ 1,530  $   232  $   396  $   17   $ 2,175
  Loans Receivable:
    Rate-Sensitive                        16,695    2,876      851     -0-    20,422
    Fixed-Rate                               699    1,246      415     825     3,185
  Mortgage-backed securities                 201      192      517     613     1,523
  Other(b)                                   450      -0-      -0-     -0-       450
                                         -------  -------  -------  ------   -------
Total                                    $19,575  $ 4,546  $ 2,179  $1,455   $27,755
                                         -------  -------  -------  ------   -------
Interest-Bearing Liabilities(c)
  Customer deposits                      $ 8,664  $ 5,602  $ 2,588  $  568   $17,422
  FHLB advances                            5,757      424       41      60     6,282
  Other borrowings                           843     (262)     952     808     2,341
                                         -------  -------  -------  ------   -------
Total                                    $15,264  $ 5,764  $ 3,581  $1,436   $26,045
                                         -------  -------  -------  ------   -------
Repricing gap                            $ 4,311  $(1,218) $(1,402) $   19
                                         =======  =======  =======  ======
Cumulative gap                           $ 4,311  $ 3,093  $ 1,691  $1,710
                                         =======  =======  =======  ======
Cumulative gap as a
  percentage of total assets                15.0%    10.7%     5.9%
                                         =======  =======  =======

(a) Based on scheduled maturity or scheduled repricing, loans reflect scheduled repayments and projected prepayments of principal.
(b) Includes cash in banks, FHLB stock, and loans collateralized by customer deposits.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, and short-term money market securities. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality. When opportunities arise, the Company enters into arbitrage transactions with

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

secured borrowings and short-term investments to profit from the rate differential. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     The Office of Thrift Supervision requires insured institutions, such as World Savings, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1993, 1992, and 1991, World's regulatory average liquidity ratio was 8%, 7%, and 8%, respectively, consistently exceeding the requirement.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes three investment classifications: held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At
December 31, 1993, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1993, the Company had no securities held to maturity or for trading. At December 31, 1993, the Company had securities available for sale in the amount of $1.6 billion and unrealized gains on securities available for sale recorded to stockholders' equity of $41 million. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The adoption of FAS 115 resulted in the reclassification of certain securities from the investment securities portfolio to the securities available for sale portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Prior to December 31, 1993, securities were classified as either securities held for sale or investment securities. Securities held for sale were recorded at the aggregate portfolio's lower of amortized cost or market, with the unrealized gains and losses included in earnings. Investment securities were recorded at amortized cost.

     MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities: held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method, also known as the level yield method, over the life of the security. At December 31, 1993, the Company had mortgage-backed securities held to maturity in the amount of $408 million. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1993, the Company had mortgage-backed securities available for sale in the amount of $1.1 billion and unrealized gains on mortgage-backed securities recorded to stockholders' equity of $44 million. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to December 31, 1993, all MBS were recorded at amortized cost.

     Repayments of MBS during the years 1993, 1992, and 1991 amounted to $646 million, $552 million, and $200 million, respectively. The increase in repayments in 1993 over 1992 and in 1992 over 1991 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates. The portion of the Company's loans receivable represented by MBS was 6%, 8%, and 9% at yearends 1993, 1992, and 1991, respectively.

     LOAN PORTFOLIO

     New loan originations in 1993, 1992, and 1991 amounted to $6.4 billion, $6.5 billion, and $4.9 billion, respectively. Refinanced loans constituted 59% of new loan originations in 1993 compared to 56% in 1992 and 46% in 1991. The 1993 origination volume remained high due to the continued demand in the marketplace for refinancing of existing loans, plus expansion of the Company's loan origination capacity. Although the Company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

has lending operations in 21 states, the primary mortgage origination focus continues to be on residential property in California. In 1993, 73% of total loan originations were on residential properties in California, compared to 83% and 88% in 1992 and 1991, respectively. Although California originations continue to be a large portion of total originations, the decrease in 1993 as compared to 1992 and 1991 was due to increased penetration by the Company in markets outside California and the slight decrease of originations in California. The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 81% at December 31, 1993, and 83% at December 31, 1992, and 1991. The total growth in the portfolio for each of the years ended December 31, 1993, and 1992, was $1.9 billion or 9%.

     Golden West continues to emphasize adjustable rate mortgages
(ARMs)--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 87% at yearends 1993, 1992, and 1991. Despite stiff competition from mortgage bankers who aggressively marketed fixed-rate mortgages at the lowest rates seen in the past 20 years, Golden West's ARM originations constituted approximately 75% of new mortgage loans made by the Company in 1993, compared with 80% in 1992 and 89% in 1991.

     Repayments of loans during the years 1993, 1992, and 1991 amounted to $3.8 billion, $4.1 billion, and $2.8 billion, respectively. The decrease in repayments in 1993 over 1992 was due to lower mortgage payoffs within our loan portfolio. The increase in repayments in 1992 over 1991 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates by replacing older, high-cost debt with new, more attractively priced instruments.

     The Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the present value of impaired loans for which impairment is measured based on the present value of expected future cash flows. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement. FAS 114

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

requires that impaired loans for which foreclosure is probable should be accounted for as loans. As a result, $16 million of in-substance foreclosed loans, with a valuation allowance of $7 million, were reclassified from real estate held for sale to loans receivable. Prior year amounts have not been restated.

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets to total assets. Nonperforming assets include non-accrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. In prior years, loans considered in-substance foreclosed were included in real estate held for sale, but upon adoption of FAS 114, impaired loans are now classified with loans receivable. NPAs amounted to $394 million, $330 million, and $282 million at yearends 1993, 1992, and 1991, respectively.

     The increase in NPAs in 1993 and 1992 was primarily in single-family loans and foreclosed real estate in California. The continued weak California economy and high unemployment rate resulted in an increase in loan delinquencies and, in certain areas, decreases in real estate prices. The growth in NPAs has also been impacted by high levels of bankruptcy filings, which often delay the collection process and extend the length of time a loan remains delinquent. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

     The Company's troubled debt restructured, which are loans that have been modified due to a weakness in the collateral and/or borrower, were $37 million, or 0.13% of assets, at December 31, 1993, compared to $13 million, or 0.06% of assets, at December 31, 1992, and $18 million, or 0.08% of assets, at December 31, 1991. The increase is due in part to the FAS 114 reclassification which included loans that had been modified. A majority of the Company's TDRs have temporary interest rate reductions and have been made primarily to customers negatively impacted by adverse economic conditions.

     The Company's ratio of NPAs and TDRs to total assets increased to 1.50% at December 31, 1993, from 1.33% and 1.24% at yearends 1992 and 1991, respectively.

     REAL ESTATE HELD FOR SALE

     Real estate acquired through foreclosure increased to $63 million at December 31, 1993, from $57 million a year earlier. The increase occurred primarily in one- to four-family properties in California. The Company's total Real Estate Held for Sale portfolio decreased to $64 million at December 31, 1993, from $67 million a year earlier due to the reclassification of loans in-substance foreclosed upon adoption of FAS 114

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

during December 1993. The components of the real estate held for sale portfolio at December 31, 1993, 1992, and 1991, are shown below:

                                 TABLE 32

               Real Estate Held for Sale(a)
                      (In Thousands)

                                     December 31
                             ---------------------------
                               1993      1992      1991
                             -------   -------   -------
Real Estate Acquired
  Through Foreclosure        $62,724   $56,642   $38,163
Real Estate in Judgement       1,366     1,030     4,049
Loans In-Substance
  Foreclosed                     -0-     9,351     6,908
                             -------   -------   -------
                             $64,090   $67,023   $49,120
                             =======   =======   =======

(a)  All amounts are net of general valuation allowances.


     ALLOWANCE FOR LOAN LOSSES

     The Company's allowance for loan losses was $107 million at December 31, 1993, compared to $71 million and $48 million at yearends 1992 and 1991, respectively. The provision for loan losses was $66 million, $43 million, and $35 million in 1993, 1992, and 1991, respectively. The 1993 increase in the allowance and the provision over 1992 was considered prudent given the continued difficulties in the California economy, which led to an increase in nonperforming assets and chargeoffs.

     CUSTOMER DEPOSITS

     Customer deposits increased by $880 million, excluding those arising from acquisition and sales activity, compared to a decrease of $255 million in 1992, excluding branch sales, and an increase of $640 million in 1991. Rates paid on deposit accounts dropped steadily in 1993 and 1992, reaching the lowest level in 20 years for most products. Although rates paid on new accounts were lower than they had been in previous years, consumer funds were attracted during 1993 as a result of special promotions in the Company's savings markets. The Company experienced a net outflow of deposits during 1992 because the Company emphasized other, more cost-effective sources of funds, primarily Federal Home Loan Bank advances. In 1993, the Company acquired seven branches in Arizona containing
$320 million in deposits and sold all seven of the Ohio branches with $264 million in deposits. The Company has no brokered deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses Federal Home Loan Bank borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances increased by $782 million in 1993 compared to increases of $1.3 billion and $325 million in 1992 and 1991, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase. These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $377 million, $486 million, and $579 million at yearends 1993, 1992, and 1991, respectively.

     OTHER BORROWINGS

     At December 31, 1993, Golden West had on file registration statements with the Securities and Exchange Commission for the sale of up to $100 million of subordinated notes.

     Golden West issued subordinated debt securities of $100 million in January 1993, and $200 million in October 1993, bringing the balance to $1.0 billion at December 31, 1993. As of December 31, 1993, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World Savings currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. As of December 31, 1993, $1.2 billion was available for issuance. The Association had medium-term notes outstanding under the current and prior registrations with principal amounts of $677 million at December 31, 1993, compared to $81 million at December 31, 1992, and $167 million at December 31, 1991. As of December 31, 1993, the Association's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World Savings also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of December 31, 1993, World Savings had issued $200 million of subordinated securities. As of December 31, 1993, World Savings' subordinated notes were rated A2 and A by Moody's and S&P, respectively. The subordinated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

notes are included in World Savings' risk-based regulatory capital as Supplementary Capital.

     STOCKHOLDERS' EQUITY

     The Company has increased its total stockholders' equity in each of the years 1993, 1992, and 1991 through the retention of a high percentage of net earnings. In addition, stockholders' equity increased in 1993 by $85 million due to the adoption of FAS 115 as of December 31, 1993.

     The Company has on file a shelf registration statement with the Securities and Exchange Commission to issue up to two million shares of its Preferred Stock. The Preferred Stock may be sold from time to time in one or more transactions for total proceeds of up to $200 million. The Preferred Stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The Preferred Stock is not convertible into Common Stock. No Preferred Stock has yet been issued under the registration.

     On October 28, 1993, the Company's Board of Directors' authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. As of December 31, 1993, 204,000 shares had been repurchased and retired.

     The OTS requires federally insured institutions, such as World, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1993, World Savings had tangible capital of
$2.0 billion, or 7.27% of adjusted total assets, $1.6 billion in excess of the regulatory requirement.

     The second requirement is to have core capital of 3% of adjusted total assets. Core capital is defined as tangible capital plus certain allowable amounts of supervisory goodwill and direct investments. However, the amount of supervisory goodwill and direct investments that can be counted as core capital will be phased-down to zero by January 1, 1995. At December 31, 1993, World Savings had core capital of $2.2 billion, or 8.02% of adjusted total assets, $1.4 billion in excess of the regulatory requirement.

     The third capital requirement is to have risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 1993, World Savings had risk-based capital in the amount of $2.5 billion, or 17.42% of risk-weighted assets, exceeding the current requirement by $1.4 billion.

     It should be noted that World Savings also continues to exceed all three capital requirements on a fully phased-in basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The Federal Deposit Insurance Corporation Improvement Act of 1991 required each federal banking agency to implement prompt corrective actions for capital deficient institutions that it regulates. In response to this requirement, the OTS adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The following table summarizes the capital ratios for each of the five classifications and shows that World Savings met the "well capitalized" standard as of December 31, 1993.

                               TABLE 33

                   Relationship of Capital Ratios to
                 FDIC Capital Adequacy Classifications
- ---------------------------------------------------------------------------------

                                                                    Ratio of
                       Leverage          Ratio of Tier 1        Total Capital to
                       Capital           Capital to Risk-        Risk-Weighted
Category               Ratio(a)          Weighted Assets(b)        Assets(c)
- ---------------------------------------------------------------------------------
Well capitalized       5.0% or           6.0% or greater        10.0% or greater
                       greater

Adequately             4.0% or           4.0% or greater         8.0% or greater
  capitalized          greater

Undercapitalized       3.0% or           3.0% or greater         6.0% or greater
                       greater

Significantly          less than
  undercapitalized     3.0%              less than 3.0%          less than 6.0%

Critically             less than 2.0%
  undercapitalized     on a fully
                       phased-in basis
- ---------------------------------------------------------------------------------
World Savings' ratios
  at December 31, 1993   8.02%               15.40%                   17.42%
- ---------------------------------------------------------------------------------

(a)  Core capital divided by adjusted total assets.
(b)  Core capital divided by risk-weighted assets.
(c) Total capital is the same as risk-based capital and consists of such items as qualifying subordinated debt, cumulative perpetual and intermediate-term preferred stock, certain convertible debt securities, and general allowances for loan losses.

     The OTS limits capital distributions by savings and loan associations. For purposes of capital distributions, the OTS has classified World Savings as a Tier 1 association; thus, the Association may pay dividends during a calendar year of up to 100% of net income to date during the calendar year plus up to one-half of capital in excess of the fully phased-in requirement

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

at the end of the prior year subject to thirty days' advance notice to the OTS.

RESULTS OF OPERATIONS

     PROFIT MARGINS/SPREADS

     An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds. The Company's primary spread is somewhat dependent on changes in interest rates because Golden West's liabilities tend to respond more rapidly to rate movements than do its assets. Because of the relatively stable interest rate environment during 1993, the benefit from the COFI timing lag was significantly smaller, resulting in a lower spread than a year ago. The primary spread was unusually high during 1992 because, during that year's falling interest rate environment, the cost of deposits and borrowings declined much faster than the yield on the Company's major earning asset, the loan portfolio, in large part due to the two month reporting lag of the Eleventh District Cost of Funds Index to which $19.5 billion of Golden West's assets are tied.

     YIELD ON EARNING ASSETS

     Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change monthly in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). Consequently, when interest rates de-creased in 1991 and 1992, the yield on the Company's loan portfolio also decreased. During 1993, although interest rates were more stable, the index continued to decline somewhat. In addition, during 1992 and 1993, the Company experienced large payoffs of high-rate fixed loans and MBS, which also contributed to the decrease in the yield on loans. The yield on earning assets showed a decline throughout 1991, 1992, and 1993 from a high of 10.22% in January 1991 to 6.61% at December 31, 1993, due in large part to decreases in the COFI during the period.

     COST OF FUNDS

     Approximately 81% of Golden West's liabilities are subject to repricing in less than one year. Because the cost of these liabilities is affected by short-term interest rates, a fall in the general level of interest rates led to a decrease in the Company's cost of funds during 1993, 1992, and 1991.

     The effect of these changes on asset yields and liability costs may be seen in the following table, which shows the components of the Company's primary spread at the end of the years 1991 through 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

                         TABLE 34
   Yield on Earning Assets, Cost of Funds, and Primary
      Spread Including Effect of Purchase Accounting

                                       December 31
                               --------------------------
                               1993       1992      1991
                               -----      -----     -----
Yield on Loan Portfolio        6.84%      7.66%     9.34%
Yield on Investments           3.80       4.17      5.41
                               ----       ----      ----
Yield on Earning Assets        6.61       7.52      9.16
                               ----       ----      ----
Cost of Customer Deposits      3.92       4.40      6.09
Cost of Borrowings             4.69       5.58      7.48
                               ----       ----      ----
Cost of Funds                  4.18       4.75      6.44
                               ----       ----      ----
Primary Spread                 2.43%      2.77%     2.72%
                               ====       ====      ====

     INTEREST ON LOANS

     In 1993 and 1992, interest on loans decreased due to a decline in the average portfolio yield partially offset by an increase in the average portfolio balance.

     INTEREST ON MBS

     In 1993 and 1992, interest on MBS decreased due to a decline in the average portfolio yield and a decrease in the average portfolio balance.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Income from the Company's investments was higher in 1993 than in 1992 due to a higher average portfolio balance and increased FHLB dividends. Interest and dividends on investments was lower in 1992 than in 1991 due to a lower portfolio yield.

     INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of less than one year. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. The decrease in interest on customer deposits in 1993 and 1992 was due to a decrease in the average cost of deposits.

     INTEREST ON ADVANCES

     Interest paid on FHLB advances was higher in 1993 than in 1992 due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost. Interest paid on FHLB advances was lower in 1992 than in 1991 due to a decrease in the average cost of these liabilities partially offset by an increase in the average balance of these liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     OTHER BORROWINGS

     Interest expense on other borrowings amounted to $158 million, $154 million, and $165 million for the years ended 1993, 1992, and 1991, respectively. The increase in the expense from 1993 over 1992 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost. The decrease in the expense from 1992 over 1991 was due to a decrease in the average cost of other borrowings and a decrease in the average balance.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $66 million, $43 million, and $35 million for the years ended 1993, 1992, and 1991, respectively. The increase in the provision from 1993 over 1992 and 1992 over 1991 reflected increased chargeoffs, increased nonperforming assets, and the continued weak California economy.

     GAIN (LOSS) ON THE SALE OF SECURITIES AND MORTGAGE-BACKED
       SECURITIES

     The gain (loss) on the sale of securities and mortgage-backed securities was a gain of $23 million and $4 million for the years ended 1993 and 1992, respectively, compared to a loss of $1 million for the year ended 1991. The 1993 gain included a $24 million reduction of a valuation allowance on investments charged to income in a previous year compared to a $4 million reduction in 1992.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased during the three years under discussion. The primary reasons for the increases for all three years were general inflation, growth of mortgage and deposit balances, the expansion of loan origination capacity, the installation of enhancements to data processing systems, and the expansion at Atlas Mutual Funds. The increase in 1993 was also due to the expansion of savings and loan activity outside of California and the relocation of some of our administrative operations to San Antonio, Texas. General and administrative expense as a percentage of average assets was 0.97%, 0.99%, and 0.99% at December 31, 1993, 1992, and 1991, respectively.

     TAXES ON INCOME

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

FAS 109 requires a change from the deferred method to the liability method of computing deferred income taxes. The Company has applied FAS 109 prospectively. The cumulative effect of this change in accounting for income taxes for the periods ending prior to January 1, 1993, is not material. FAS 109 required the Company to adjust its purchase accounting for prior business combinations by increasing deferred tax assets and reducing goodwill by $23 million to reflect the non-taxability of purchase accounting income. This deferred tax asset is being amortized over the remaining lives of the related purchased assets.

     The consolidated financial statements presented for the years prior to 1993 reflect income taxes under the deferred method required by previous accounting standards.

     Taxes as a percentage of earnings increased in 1993 over 1992 due to the effect of the amortization of the deferred tax asset related to the $23 million adjustment arising from the adoption of FAS 109, as well as the effect of the federal legislation enacted during 1993 that increased the federal corporate income tax rate from 34% to 35%.

     ACQUISITIONS

     During 1993, the Company acquired $320 million in deposits and seven branches in Arizona from PriMerit Bank.

     On July 15, 1991, the Company took title to the common stock of Beach Federal Savings and Loan Association of Boynton Beach, Florida, and its $1.5 billion in assets. The transaction has been accounted for as a purchase, and the results of operations have been included with the Company's results of operations since July 15, 1991. As a result of the Beach acquisition, Golden West recognized, for tax purposes, certain Beach net operating losses that resulted in a $25 million benefit in 1992 and a $103 million benefit in 1991. For financial statement reporting, this benefit has been recorded as negative goodwill and is being amortized into income over ten years. In 1993, 1992, and 1991, $13 million, $12 million, and $5 million, respectively, of the negative goodwill was amortized.

     On March 31, 1991, World Savings and Loan Association of Ohio, a wholly owned subsidiary of Golden West, was merged into World Savings. In conjunction with Golden West's acquisition of World of Ohio in 1988, the benefits of net operating loss carryforwards resulted in recording
$18 million of negative goodwill in 1991. This benefit has been amortized into income over the period 1989 to 1993. In 1993, 1992, and 1991, $3 million, $4 million, and $11 million, respectively, of the negative goodwill was amortized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     During 1991, World Savings acquired from the Resolution Trust Corporation (RTC) $355 million of deposits and 11 branches from four separate acquisitions.

     The acquisitions are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

     DIVESTITURES

     During 1993, the Company sold $133 million of savings in two Ohio branches to Trumbull Savings and Loan and its remaining five Ohio branches with $131 million deposits to Fifth Third Bancorp. During 1992, the Company sold one branch in California containing $40 million in deposits and two branches in the state of Washington containing $37 million in deposits.

     LIQUIDITY AND CAPITAL RESOURCES

     The Association's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World Savings may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the Association's parent, Golden West, are dividends from World Savings and the proceeds from the issuance of debt and equity securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index included on page 66 and the financial statements, which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

     Name and Age                            Position
     ------------                            --------
     Herbert M. Sandler, 62                  Chairman of the Board and
                                             Chief Executive Officer

     Marion O. Sandler, 63                   Chairman of the Board and
                                             Chief Executive Officer (a)

     James T. Judd, 55                       Senior Executive Vice
                                             President (b)

     Russell W. Kettell, 50                  President (c)

     J. L. Helvey, 62                        Group Senior Vice
                                             President (d)

     David C. Welch, 51                      Group Senior Vice President
                                             and Treasurer (e)

     Dirk S. Adams, 42                       Group Senior Vice
                                             President (f)

     Robert C. Rowe, 38                      Vice President and
                                             Secretary (g)

     Louis J. Galen, 68                      Director

     William P. Kruer, 49                    Director

     William D. McKee, 67                    Director

     Bernard A. Osher, 66                    Director

     Kenneth T. Rosen, 45                    Director

     Paul Sack, 66                           Director

     Each of the above persons holds the same position with World with the exception of James T. Judd who is President, Chief Operating Officer, and Director of World and Russell W. Kettell who is a Senior Executive Vice President and Director of World. Each executive officer has had the principal occupations shown for the prior five years except as follows:

     (a) Marion O. Sandler was elected Chairman of the Board of the Company in February 1993. Prior thereto, Mrs. Sandler served as President and Chief Executive Officer since 1980.

     (b) James T. Judd was elected Senior Executive Vice President of the Company in July 1989. Prior thereto, Mr. Judd served as Executive Vice President since 1984 and Senior Vice President since 1975.

     (c) Russell W. Kettell was elected President of the Company in February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984.

     (d) J. L. Helvey was elected Group Senior Vice President of the Company in November 1988. Prior thereto, Mr. Helvey served as Senior Vice President since 1973.

     (e) David C. Welch was elected Group Senior Vice President and Treasurer of the Company in November 1988. Prior thereto,
          Mr. Welch served as Senior Vice President and Treasurer since 1985, Vice President and Treasurer since 1984, and Vice President and Assistant Treasurer since 1980.

     (f) Dirk S. Adams was elected Group Senior Vice President of the Company in November 1990. Prior thereto, Mr. Adams served as Senior Vice President since 1987. Prior to that, Mr. Adams served as Senior Vice President and General Counsel to the Federal Home Loan Bank of San Francisco since 1983.

     (g) Robert C. Rowe was elected Vice President and Secretary of the Company in February 1991. Prior thereto, Mr. Rowe served as Assistant Vice President and Secretary since 1989 and as General Counsel since 1988. Prior to that, Mr. Rowe was a legal counsel to the Federal Home Loan Bank of San Francisco since 1984.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 through 10 of the Registrant's Proxy Statement dated March 14, 1994, which is incorporated herein by reference.

ITEM 11.  MANAGEMENT REMUNERATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 14, 1994, on pages 8 through 10 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2 through 10 of Registrant's Proxy Statement dated March 14, 1994, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Index to Financial Statements

               See Index included on page 66 and the financial statements, which begin on page F-1.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (a)  (2)  Index to Financial Statement Schedules

               Financial statement schedules are omitted because they are not required or because the required information is included in the financial statements or the notes thereto.

          (3)  Index To Exhibits

                 Exhibit No.                      Description
                 -----------                      -----------
                     3 (a) Certificate of Incorporation, as amend-ed, and amendments thereto, are incorpo-rated by reference from Exhibit 3(a) to the Company's Annual Report on Form 10-K (file No. 1-4629) for the year ended December 31, 1990.
                     3 (b) By-Laws, as amended, are incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K (file No. 1-4629) for the year ended December 31, 1987.
                     4 (a) The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.
                    10 (a)         1978 Stock Option Plan, as amended,
                                   is incorporated by reference from
                                   Exhibit 10(a) to the Company's Annual
                                   Report on Form 10-K (file No. 1-4629)
                                   for the year ended December 31, 1987.
                    10 (b)         1987 Stock Option Plan, as amended,
                                   is incorporated by reference from
                                   Exhibit 10(b) to the Company's Annual
                                   Report on Form 10-K (file No. 1-4629)
                                   for the year ended December 31, 1991.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (a)  (3)  Index To Exhibits (continued)

                 Exhibit No.                      Description
                 -----------                      -----------
                    10 (c)         Deferred Compensation Agreement between
                                   the Company and James T. Judd is
                                   incorporated by reference from Exhibit
                                   10(b) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1986.
                    10 (d)         Deferred Compensation Agreement between
                                   the Company and Russell W. Kettell is
                                   incorporated by reference from Exhibit
                                   10(c) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1986.
                    10 (e)         Deferred Compensation Agreement between
                                   the Company and J. L. Helvey is incorpo-
                                   rated by reference from Exhibit 10(d) of
                                   the Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1986.
                    10 (f)         Deferred Compensation Agreement between
                                   the Company and David C. Welch is
                                   incorporated by reference from Exhibit
                                   10(f) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1987.
                    10 (g)         Operating lease on Company headquarters
                                   building, 1901 Harrison Street, Oakland,
                                   California 94612, is incorporated by
                                   reference from Exhibit 10(e) of the
                                   Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1986.
                    10 (h)         Form of Supplemental Retirement
                                   Agreement between the Company and cer-
                                   tain executive officers is incorporated
                                   by reference from Exhibit 10(j) to the
                                   Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1990.
                    21 (a)         Subsidiaries of the Registrant is
                                   incorporated by reference from Exhibit
                                   22(a) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1987.
                    23 (a)         Independent Auditors' Consent.

ITEM l4. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (b)  Financial Statement Schedules

          The response to this portion of Item 14 is submitted as a part of section (a), Exhibits.

     (c)  Reports on Form 8-K

          The Registrant did not file any current reports on Form 8-K with the commission in the fourth quarter.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-66913 (filed January 19, 1982) and 33-14833 (filed June 5, 1987):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLDEN WEST FINANCIAL CORPORATION



                                     By:  /s/ Herbert M. Sandler
                                          -------------------------------
                                          Herbert M. Sandler,
                                          Chairman of the Board and
                                          Chief Executive Officer



                                     By:  /s/ Marion O. Sandler
                                          -------------------------------
                                          Marion O. Sandler,
                                          Chairman of the Board and
                                          Chief Executive Officer



                                     By:  /s/ J. L. Helvey
                                          -------------------------------
                                          J. L. Helvey,
                                          Group Senior Vice President and
                                          Chief Financial and
                                          Accounting Officer




Dated: March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Louis J. Galen         3/23/94    /s/ Kenneth T. Rosen       3/23/94
- ----------------------------------    ----------------------------------
Louis J. Galen,                       Kenneth T. Rosen,
Director                              Director



- ----------------------------------    ----------------------------------
William P. Kruer,                     Paul Sack,
Director                              Director


/s/ William D. McKee       3/23/94    /s/ Herbert M. Sandler     3/23/94
- ----------------------------------    ----------------------------------
William D. McKee,                     Herbert M. Sandler,
Director                              Director


/s/ Bernard A. Osher       3/23/94    /s/ Marion O. Sandler      3/23/94
- ----------------------------------    ----------------------------------
Bernard A. Osher,                     Marion O. Sandler,
Director                              Director

                       INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F-1

Golden West Financial Corporation and Subsidiaries:
     Consolidated Statement of Financial Condition as of
       December 31, 1993, and 1992                                F-2, F-3
     Consolidated Statement of Net Earnings for the years
       ended December 31, 1993, 1992, and 1991                    F-4
     Consolidated Statement of Stockholders' Equity for the
       years ended December 31, 1993, 1992, and 1991              F-5
     Consolidated Statement of Cash Flows for the years
       ended December 31, 1993, 1992, and 1991                    F-6, F-7
     Notes to Consolidated Financial Statements                   F-8


     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.