Form 10-K/A
period 1993-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1994-03-24
CIK 42293

      PAGE F-1











                               INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

          We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.




Deloitte & Touche
Oakland, California
January 25, 1994

      PAGE F-2
                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (Dollars in thousands except per share figures)



                                            ASSETS




                                                                       December 31
                                                             ------------------------------
                                                                 1993               1992
                                                             -----------        -----------
Cash                                                         $   243,185        $   228,796
Securities available for sale (1993 at fair value and
  1992 at cost with a fair value of $160,935) (Note C)         1,636,586            160,883
Other investments at cost (fair value of $538,100 and
  $874,257) (Notes D and L)                                      538,100            790,189
Mortgage-backed securities available for sale at fair
  value (Notes E and L)                                        1,114,069                -0-
Mortgage-backed securities held to maturity at cost
  (fair value of $412,243 and $1,899,512) (Notes F and L)        408,467          1,791,615
Loans receivable less allowance for loan losses of
  $106,698 and $70,924 (Notes G and K)                        23,912,571         21,968,676
Interest earned but uncollected                                  175,080            157,723
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note K)                 325,737            289,707
Real estate held for sale or investment (Note H)                  67,156             67,762
Prepaid expenses and other assets                                108,832            131,394
Premises and equipment, net (Note I)                             162,751            148,303
Goodwill arising from acquisitions (Notes A and B)               136,754            155,873
                                                             -----------        -----------
                                                             $28,829,288        $25,890,921
                                                             ===========        ===========




                      See notes to consolidated financial statements.


      PAGE F-3



               LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                          December 31
                                                               ------------------------------
                                                                    1993              1992
                                                               -----------        -----------
Customer deposits (Note J)                                     $17,422,484        $16,486,246
Advances from Federal Home Loan Banks (Note K)                   6,281,691          5,499,363
Securities sold under agreements to repurchase (Note L)            442,874            556,710
Medium-term notes (Note M)                                         676,540             81,267
Accounts payable and accrued expenses                              355,799            361,126
Taxes on income (Note O)                                           364,235            257,110
                                                               -----------        -----------
                                                                25,543,623         23,241,822

Subordinated notes (Note N)                                      1,220,061            921,701

Stockholders' equity (Notes P and Q):
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding 63,928,935 and 63,924,810 shares          6,393              6,392
  Paid-in capital                                                   40,899             36,186
  Retained earnings - substantially restricted                   1,933,593          1,684,820
                                                               -----------        -----------
                                                                 1,980,885          1,727,398
  Unrealized gains on securities available for sale                 84,719                -0-
                                                               -----------        -----------
                  Total Stockholders' Equity                     2,065,604          1,727,398
                                                               -----------        -----------
                                                               $28,829,288        $25,890,921
                                                               ===========        ===========

      PAGE F-4
                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF NET EARNINGS
                               (Dollars in thousands except per share figures)

                                                           Year Ended December 31
                                                  --------------------------------------
                                                     1993          1992          1991
                                                  ----------    ----------    ----------
  Interest Income:
    Interest on loans                             $1,637,764    $1,740,845    $1,877,955
    Interest on mortgage-backed securities           138,874       178,010       210,834
    Interest and dividends on investments             93,534        65,655       125,801
                                                  ----------    ----------    ----------
                                                   1,870,172     1,984,510     2,214,590
  Interest Expense:
    Interest on customer deposits (Note J)           705,700       844,710     1,094,383
    Interest on advances                             273,816       268,320       323,034
    Interest on repurchase agreements                 36,023        65,779        76,154
    Interest on other borrowings                     121,875        88,371        89,243
                                                  ----------    ----------    ----------
                                                   1,137,414     1,267,180     1,582,814
                                                  ----------    ----------    ----------
      Net Interest Income                            732,758       717,330       631,776
  Provision for loan losses                           65,837        43,218        34,984
                                                  ----------    ----------    ----------
      Net Interest Income after Provision for
        Loan Losses                                  666,921       674,112       596,792
  Non-Interest Income:
    Fees                                              31,061        24,458        20,889
    Gain (loss) on the sale of securities and
      mortgage-backed securities                      22,541         4,058        (1,021)
    Other                                              8,440        12,601         7,008
                                                  ----------    ----------    ----------
                                                      62,042        41,117        26,876
  Non-Interest Expense:
    General and administrative:
      Personnel                                      132,472       118,553       107,759
      Occupancy                                       40,443        38,521        35,619
      Deposit insurance                               35,706        37,621        34,245
      Advertising                                     10,782         8,968        10,486
      Other                                           53,764        47,212        47,312
                                                  ----------    ----------    ----------
                                                     273,167       250,875       235,421
    Amortization of goodwill arising
      from acquisitions (Note B)                      (1,586)          661         1,532
                                                  ----------    ----------    ----------
                                                     271,581       251,536       236,953
                                                  ----------    ----------    ----------
  Earnings Before Taxes on Income                    457,382       463,693       386,715
    Taxes on income (Note O)                         183,528       180,155       148,116
                                                  ----------    ----------    ----------
  Net Earnings                                    $  273,854    $  283,538    $  238,599
                                                  ==========    ==========    ==========

  Net earnings per share                               $4.28         $4.46         $3.76
                                                       =====         =====         =====

                             See notes to consolidated financial statements.

      PAGE F-5
                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Dollars in thousands except per share figures)

                                                                             Unrealized Gains         Total
                                       Common     Paid-in      Retained        on Securities        Stockholders'
                                        Stock     Capital      Earnings      Available For Sale        Equity
                                       ------     -------     ----------     ------------------     -------------
Balance at January 1, 1991             $6,333     $24,709     $1,189,361                             $1,220,403

Common stock issued upon
  exercise of stock options -
  168,800 shares                           17       2,170            -0-                                  2,187

Net earnings                              -0-         -0-        238,599                                238,599

Cash dividends on common stock
  ($.19 per share)                        -0-         -0-        (12,054)                               (12,054)
                                       ------     -------     ----------                             ----------
Balance at December 31, 1991            6,350      26,879      1,415,906                              1,449,135

Common stock issued upon
  exercise of stock options,
  including tax benefits -
  425,890 shares                           42       9,307            -0-                                  9,349

Net earnings                              -0-         -0-        283,538                                283,538

Cash dividends on common stock
  ($.23 per share)                        -0-         -0-        (14,624)                               (14,624)
                                       ------     -------     ----------                             ----------
Balance at December 31, 1992            6,392      36,186      1,684,820                              1,727,398

Common stock issued upon
  exercise of stock options,
  including tax benefits -
  208,125 shares                           21       4,713            -0-                                  4,734

Net earnings                              -0-         -0-        273,854                                273,854

Cash dividends on common stock
  ($.27 per share)                        -0-         -0-        (17,280)                               (17,280)

Purchase and retirement of 204,000
  shares of Company stock (Note P)        (20)        -0-         (7,801)                                (7,821)

Unrealized gains on securities
  available for sale                      -0-         -0-            -0-           $84,719               84,719
                                       ------     -------     ----------           -------           ----------
Balance at December 31, 1993           $6,393     $40,899     $1,933,593           $84,719           $2,065,604
                                       ======     =======     ==========           =======           ==========

                              See notes to consolidated financial statements.

      PAGE F-6
                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Dollars in thousands)

                                                                        Year Ended December 31
                                                              ----------------------------------------
                                                                  1993           1992          1991
                                                              -----------    -----------   -----------
Cash Flows From Operating Activities:
  Net earnings                                                $   273,854    $   283,538   $   238,599
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      65,837         43,218        34,984
    Amortization of loan fees and discounts                       (45,666)       (53,125)      (43,707)
    Depreciation and amortization                                  13,978         14,990        14,728
    Reduction of a valuation allowance on investments             (24,000)        (4,000)          -0-
    Loans originated for sale                                    (442,880)      (278,346)      (77,154)
    Sales of loans originated for sale                            432,362        280,832        66,763
    Decrease (increase) in interest earned but uncollected        (17,357)        11,955        27,335
    Federal Home Loan Bank stock dividends                        (12,744)        (4,598)      (17,734)
    Decrease (increase) in prepaid expenses and other assets       26,020        (51,777)       (7,269)
    Increase (decrease) in accounts payable and accrued
      expenses                                                     (5,327)        37,860         4,782
    Increase in taxes on income, excluding acquisitions            72,828        179,301       105,612
    Other, net                                                    (12,806)         1,571        22,604
                                                              -----------    -----------   -----------
      Net cash provided by operating activities                   324,099        461,419       369,543

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (5,968,997)    (6,176,744)   (4,800,003)
    Real estate loans purchased                                   (13,567)        (4,678)     (301,719)
    Other, net                                                     25,836         47,390        (8,635)
                                                              -----------    -----------   -----------
                                                               (5,956,728)    (6,134,032)   (5,110,357)
  Real estate loan principal payments:
    Monthly payments                                              574,459        502,431       317,624
    Payoffs, net of foreclosures                                2,852,722      3,230,825     2,194,383
    Refinances                                                    388,171        374,363       294,091
                                                              -----------    -----------   -----------
                                                                3,815,352      4,107,619     2,806,098
  Purchases of mortgage-backed securities                        (302,313)      (343,736)     (148,506)
  Sales of mortgage-backed securities                                 138            243       433,724
  Repayments of mortgage-backed securities                        645,647        552,045       200,310
  Sales of real estate                                            206,009        145,247        65,287
  Purchases of securities held for sale                        (4,326,544)    (1,388,319)          -0-
  Sales and maturities of securities held for sale              3,771,617      1,227,427           -0-
  Decrease (increase) in other investments                       (569,697)       257,204     1,407,070
  Purchases of Federal Home Loan Bank stock                       (79,713)        (1,440)         (337)
  Redemptions of Federal Home Loan Bank stock                      52,969          6,111           -0-
  Additions to premises and equipment                             (37,496)       (15,462)      (19,410)
  Cash from business combinations, net                                -0-            -0-       359,903
                                                              -----------    -----------   -----------
    Net cash used in investing activities                      (2,780,759)    (1,587,093)       (6,218)





                              See notes to consolidated financial statements

      PAGE F-7



                                                                       Year Ended December 31
                                                              ----------------------------------------
                                                                  1993           1992          1991
                                                              -----------    -----------   -----------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                          368,749     (1,008,304)     (262,407)
    Interest credited                                             567,489        676,040       902,664
                                                              -----------    -----------   -----------
                                                                  936,238       (332,264)      640,257

  Additions to Federal Home Loan Bank advances                  1,701,200      2,428,850       600,000
  Repayments of Federal Home Loan Bank advances                  (919,195)    (1,088,000)     (275,000)
  Decrease in securities sold under agreements to
    repurchase                                                   (113,836)       (95,503)     (688,554)
  Proceeds from medium-term notes                                 609,235         66,766           -0-
  Repayments of medium-term notes                                 (14,500)      (152,305)     (794,845)
  Proceeds from subordinated debt                                 297,008        295,616       198,321
  Dividends on common stock                                       (17,280)       (14,624)      (12,054)
  Purchase and retirement of Company stock                         (7,821)           -0-           -0-
                                                              -----------    -----------   -----------
    Net cash provided (used) by financing activities            2,471,049      1,108,536      (331,875)
                                                              -----------    -----------   -----------
Net Increase (Decrease) in Cash                                    14,389        (17,138)       31,450
Cash at beginning of period                                       228,796        245,934       214,484
                                                              -----------    -----------   -----------
Cash at end of period                                         $   243,185    $   228,796   $   245,934
                                                              ===========    ===========   ===========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                  $ 1,176,338    $ 1,253,610   $ 1,599,008
    Income taxes                                                  112,970         51,917        72,495
  Cash received for interest and dividends                      1,852,815      1,996,465     2,239,017
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   234,149        172,920        99,626
    Securities transferred to available for sale                  845,786            -0-           -0-
    Mortgage-backed securities transferred to available
      for sale                                                  1,114,069            -0-           -0-
  In connection with business combinations (Note B):
    Fair value of assets:
      Interest-bearing deposits                               $       -0-    $       -0-   $ 1,321,483
      Cash received, net                                              -0-            -0-       359,903
      Other                                                           -0-            -0-       137,426
                                                              -----------    -----------   -----------
    Fair value of liabilities, primarily customer deposits    $       -0-    $       -0-   $ 1,818,812
                                                              ===========    ===========   ===========

      PAGE F-8
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)


NOTE A - Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). World Savings and Loan Association, a federally chartered association (the Association or World Savings), is the Company's principal operating subsidiary with $28 billion in assets on December 31, 1993. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Cash and Investments

          The Association is required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at a monthly average of not less than 5% of customer deposits and short-term borrowings.

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

Mortgage-Backed Securities

          FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method, also known as the level yield

      PAGE F-9
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



method, over the life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to December 31, 1993, all MBS were recorded at amortized cost.

Loans Receivable

          The Association's real estate loan portfolio consists primarily of long-term loans collateralized by first trust deeds on single-family residences and multi-family residential property. In addition to real estate loans, the Association makes loans on the security of savings accounts.

          The adjustable rate mortgage (ARM) is the Association's primary real estate loan. The ARM carries an interest rate which may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. The Association also offers "modified" ARMs, loans which offer a low fixed rate generally from 1% to 3% below the contract rate for an initial period, usually three to 36 months.

          The Association does make a limited number of loans that are held for sale, primarily fixed-rate loans. These loans are usually originated against firm commitments to sell. These loans are recorded at the lower of cost or market.

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

          FAS 114 requires that impaired loans for which foreclosure is probable should be accounted for as loans. As a result, $16,258 of in-substance foreclosed loans, with a valuation allowance of $7,267, were reclassified from real estate held for sale to loans receivable. Prior year amounts have not been restated.

          Loan origination fees and certain direct loan origination costs are deferred and amortized, as an interest income yield adjustment, over the life of the related loans using the interest method.

          "Fees," which include fees for prepayment of loans, income for servicing loans, late charges for delinquent payments, fees from customer deposit accounts, and miscellaneous fees, are recorded when collected.

          Premiums and discounts on purchased loans, including premiums and discounts arising from acquisitions of other associations, are generally amortized using the interest method over the actual life of the loans.

      PAGE F-10
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)


          Nonperforming assets consist of loans 90 days or more delinquent, with balances not reduced for loan loss reserves, and real estate owned through foreclosure. For loans past due 90 days or more, all interest earned but uncollected is fully reserved.

          Troubled debt restructured consists of loans that have been modified by the lender to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or borrower.

Real Estate Held for Sale or Investment

          Real estate held for sale or investment is comprised primarily of improved property acquired through foreclosure. In prior years, loans considered in-substance foreclosed were included in real estate held for sale but upon the adoption of FAS 114, are now classified with loans receivable. See Loans Receivable for further discussion.

          All real estate owned is recorded at the lower of cost or fair value. Costs relating to holding property, net of rental and option income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

Provision for Loan Losses

          The Company provides valuation allowances for probable losses on loans when impaired and on real estate owned when any significant and permanent decline in value is identified. Additions to and reductions from allowances are reflected in current earnings. Periodic reviews are made of major loans and real estate owned. Major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property.

Goodwill

          Positive goodwill, or the excess of the cost over the fair value of net assets acquired resulting from acquisitions, of $235,853 (1993) and $271,392
(1992) is stated net of accumulated amortization of $184,284 (1993) and $169,450 (1992). Negative goodwill, or the excess of the fair value of net assets acquired over the cost resulting from acquisitions, of $99,099 (1993) and $115,519 (1992) is shown net of accumulated amortization of $47,101 (1993) and $30,681 (1992). Positive and negative goodwill are being amortized on the straight-line method over periods ranging from 5 to 40 years. See NOTE B for additional information.

Securities Sold Under Agreements to Repurchase

          The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements) only with selected dealers. Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

Taxes on Income

          The Company files consolidated federal income tax returns with its subsidiaries. The provision for federal and state taxes on income is based on taxes currently payable and taxes expected to be payable in the future as a result of events that have been recognized in the financial statements or tax returns.

      PAGE F-11
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          The Association is permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a reserve for bad debts subject to certain limitations. An effective rate of 8% of taxable income has been used in computing the amount of the addition to the bad debt reserve. In the event distributions (which are subject to the regulatory restrictions described below) are made from these reserves, such distributions will be subject to federal income taxes at the then prevailing corporate rates. It is not contemplated that accumulated reserves will be used in a manner that will create income tax liabilities.

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

          The consolidated financial statements presented for the years prior to 1993 reflect income taxes under the deferred method under previous accounting standards.

Regulatory Capital Requirements

          The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards. Under FIRREA, thrifts must have core capital equal to 3% of adjusted total assets and have tangible capital equal to 1.5% of adjusted total assets. FIRREA also established risk-based capital standards as a percentage of risk-weighted assets of 8% after December 30, 1992.

          At December 31, the Association had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                           1993                                         1992
                        -----------------------------------------     ---------------------------------------
                               ACTUAL               REQUIRED                 ACTUAL             REQUIRED
                        -------------------    ------------------     -------------------  ------------------
                          Capital     Ratio      Capital    Ratio       Capital     Ratio    Capital    Ratio
                        ----------   ------    ----------   -----     ----------   ------  ----------   -----
          Tangible      $2,030,992    7.27%    $  419,052   1.50%     $1,677,449    6.54%  $  384,484   1.50%
          Core           2,240,518    8.02        838,103   3.00       1,933,772    7.54      768,968   3.00
          Risk-based     2,533,738   17.42      1,163,650   8.00       2,196,576   16.28    1,079,538   8.00

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for capital deficient institutions that it regulates. In response to this requirement, the Office of Thrift Supervision (OTS) adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

          The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive.

          As used herein, total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, World Savings is deemed to be "well capitalized."

      PAGE F-12
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)


          At December 31, the Association had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                           1993                                          1992
                        ------------------------------------------     ----------------------------------------
                               ACTUAL            WELL CAPITALIZED             ACTUAL          WELL-CAPITALIZED
                        -------------------    -------------------     -------------------  -------------------
                          Capital     Ratio      Capital     Ratio       Capital     Ratio    Capital     Ratio
                        ----------   ------    ----------   ------     ----------   ------  ----------   ------
     Leverage           $2,240,518    8.02%    $1,396,839    5.00%     $1,933,772    7.54%  $1,281,613    5.00%
     Tier 1 risk-based   2,240,518   15.40        872,737    6.00       1,933,772   14.33      809,653    6.00
     Total risk-based    2,533,738   17.42      1,454,562   10.00       2,196,576   16.28    1,349,422   10.00

Retained Earnings

          Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association of any proposed dividend to be paid to the Company. Under OTS regulations, World Savings is classified as a Tier 1 association and is, therefore, allowed to distribute dividends up to 100% of its net income in any year plus one-half of its capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year.

          At December 31, 1993, $354 million of the Association's retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $1.8 billion of the Association's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as is World Savings.

Earnings Per Share

          Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding, 63,977,876 (1993), 63,578,168 (1992), and 63,442,345 (1991).


NOTE B - Business Combinations/Divestitures

          On August 13, 1993, the Company acquired $320 million in deposits and seven branches in Arizona from PriMerit Bank. On September 17, 1993, the Company sold $133 million of savings in two Ohio branches to Trumbull Savings and Loan. On October 15, 1993, the Company sold its remaining Ohio branches with $131 million in deposits to Fifth Third Bancorp.

          On March 6, 1992, the Company sold its two Washington branches with $37 million in deposits.

          On July 15, 1991, the Company took title to the common stock of Beach Federal Savings and Loan Association (Beach) of Boynton Beach, Florida, and its $1.5 billion in assets. The transaction has been accounted for as a purchase, and the results of operations have been included with the Company's results of operations since July 15, 1991. As a result of the Beach acquisition, Golden West recognized, for tax purposes, certain Beach net operating losses that resulted in a $103 million benefit in 1991 and a $25 million benefit in 1992. For financial statement reporting, this benefit has been recorded as negative goodwill and is being amortized into income over ten years ($13 million in 1993 and $12 million in 1992).

          On March 31, 1991, World Savings and Loan Association of Ohio (World of Ohio), a wholly owned subsidiary of Golden West, was merged into World Savings. In conjunction with Golden West's acquisition of World of Ohio in 1988, the benefits of net operating loss carryforwards resulted in recording
$18 million of negative goodwill in 1991. This benefit is being amortized into income over the period 1989 to 1993 ($3 million and $4 million in 1993 and 1992, respectively).

      PAGE F-13
                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Years ended December 31, 1993, 1992, and 1991
                             (Dollars in thousands except per share figures)



          During 1991, World Savings acquired from the Resolution Trust Corporation (RTC) a total of $355 million of deposits and 11 branches from four separate acquisitions.

          The acquisitions described above are not material to the financial position or net earnings of the Company and pro forma information is not deemed necessary.


NOTE C - Securities Available for Sale

          The following is a summary of securities available for sale:

                                                                           December 31, 1993
                                                         ----------------------------------------------------
                                                                       Unrealized    Unrealized
                                                            Cost          Gains        Losses      Fair Value
                                                         ----------    ----------    ----------    ----------
     Certificates of deposit and short-term bank notes   $  482,069      $    33        $  2       $  482,100
     U.S. Treasury and Government agency obligations        419,056          821          62          419,815
     Collateralized mortgage obligations                    275,304          865         761          275,408
     Commercial paper                                       230,385            4         -0-          230,389
     Bankers acceptances                                     58,395          -0-         -0-           58,395
     Equity securities                                      101,592       68,887         -0-          170,479
                                                         ----------      -------        ----       ----------
                                                         $1,566,801      $70,610        $825       $1,636,586
                                                         ==========      =======        ====       ==========

                                                                           December 31, 1992
                                                         ----------------------------------------------------
                                                                      Unrealized    Unrealized
                                                           Cost          Gains        Losses       Fair Value
                                                         ----------    ----------    ----------    ----------
     Interest-bearing deposits                           $150,989        $ 48          $-0-         $151,037
     Bankers acceptances                                    7,465           4           -0-            7,469
     Other securities                                       2,429         -0-           -0-            2,429
                                                         --------        ----          ----
                                                         $160,883        $ 52          $-0-         $160,935
                                                         ========        ====          ====         ========

          The weighted average portfolio yields on securities available for sale were 3.93% and 3.90% at December 31, 1993, and 1992, respectively. Sales of securities held for sale resulted in realized gains of $22 (1993) and $105 (1992) and realized losses of $13 (1993) and $65 (1992).

          At December 31, 1993, the securities available for sale had maturities as follows:

                                                Amortized                  Fair
                Maturity                          Cost                    Value
          -------------------                  ----------               ----------
          No maturity                          $  101,592               $  170,479
          1994                                    907,984                  908,011
          1995 through 1998                       493,610                  494,104
          1999 through 2003                        26,611                   26,573
          2004 and thereafter                      37,004                   37,419
                                               ----------               ----------
                                               $1,566,801               $1,636,586
                                               ==========               ==========

      PAGE F-14

                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Years ended December 31, 1993, 1992, and 1991
                             (Dollars in thousands except per share figures)



NOTE D - Other Investments

          At December 31, 1993, the Company held certain other investments not subject to FAS 115. The 1992 amounts were previously classified as investment securities.

                                                                           December 31, 1993
                                                           --------------------------------------------------
                                                                       Unrealized    Unrealized
                                                             Cost         Gains        Losses      Fair Value
                                                           --------    ----------    ----------    ----------
     Federal funds                                         $ 25,000       $-0-          $-0-        $ 25,000
     Short-term repurchase agreements collateralized
       by mortgage-backed securities                        513,100        -0-           -0-         513,100
                                                           --------       ----          ----        --------
                                                           $538,100       $-0-          $-0-        $538,100
                                                           ========       ====          ====        ========

                                                                           December 31, 1992
                                                           --------------------------------------------------
                                                                       Unrealized    Unrealized
                                                             Cost         Gains        Losses      Fair Value
                                                           --------    ----------    ----------    ----------
     Interest-bearing deposits                             $245,021      $    59        $-0-        $245,080
     U.S. Treasury and Government agencies                   43,434          352         102          43,684
     Short-term repurchase agreements collateralized
       by mortgage-backed securities                        273,991          -0-         -0-         273,991
     Corporate notes and bonds                               10,001            3         -0-          10,004
     Bankers acceptances                                     17,962            2         -0-          17,964
     Collateralized mortgage obligations                     94,237          -0-          40          94,197
     Other securities                                       105,543       83,794         -0-         189,337
                                                           --------      -------        ----        --------
                                                           $790,189      $84,210        $142        $874,257
                                                           ========      =======        ====        ========

          The weighted average portfolio yields on other investments were 3.42% and 4.23% at December 31, 1993, and 1992, respectively. Sales of other investments resulted in gains of $24,000 (1993), $4,009 (1992), and $263 (1991)
and losses of $1,473 (1993), $-0- (1992), and $1,180 (1991).

          As of December 31, 1993, the entire other investments portfolio matures in 1994.


      PAGE F-15

                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



NOTE E - Mortgage-Backed Securities Available for Sale

          Mortgage-backed securities available for sale are summarized as follows:

                                                          December 31, 1993
                                        -----------------------------------------------------
                                         Amortized    Unrealized     Unrealized       Fair
                                           Cost          Gains         Losses        Value
                                        ----------    ----------     ----------    ----------
          FNMA                          $  439,817      $25,957         $268       $  465,506
          FHLMC                            326,354       24,480           27          350,807
          GNMA                             271,390       24,164           25          295,529
          Other                              2,115          112          -0-            2,227
                                        ----------      -------         ----       ----------
                                        $1,039,676      $74,713         $320       $1,114,069
                                        ==========      =======         ====       ==========

          The weighted average portfolio yields on mortgage-backed securities available for sale were 9.35% at December 31, 1993.

          At December 31, 1993, mortgage-backed securities available for sale had maturities as follows:

                                                 Amortized                 Fair
                Maturity                           Cost                   Value
          -------------------                   ----------              ----------
          1995 through 1998                     $    4,039              $    4,222
          1999 through 2003                          2,309                   2,478
          2004 and thereafter                    1,033,328               1,107,369
                                                ----------              ----------
                                                $1,039,676              $1,114,069
                                                ==========              ==========

NOTE F - Mortgage-Backed Securities Held to Maturity

          Mortgage-backed securities held to maturity are summarized as follows:

                                                           December 31, 1993
                                         ----------------------------------------------------
                                         Amortized     Unrealized     Unrealized       Fair
                                           Cost           Gains         Losses        Value
                                         ---------     ----------     ----------     --------
          FNMA                            $408,467       $7,103         $3,327       $412,243
                                          ========       ======         ======       ========

                                                          December 31, 1992
                                         ----------------------------------------------------
                                         Amortized    Unrealized     Unrealized       Fair
                                           Cost          Gains         Losses        Value
                                         ---------     ----------     ----------     --------
          FNMA                          $  751,210     $ 31,030         $250       $  781,990
          FHLMC                            575,298       37,824            2          613,120
          GNMA                             461,853       39,018            4          500,867
          Other                              3,254          281          -0-            3,535
                                        ----------     --------         ----       ----------
                                        $1,791,615     $108,153         $256       $1,899,512
                                        ==========     ========         ====       ==========

      PAGE F-16
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          The weighted average portfolio yields of mortgage-backed securities held to maturity were 6.94% and 9.30% at December 31, 1993, and 1992, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities portfolio were $144 (1993), $252 (1992), and $433,620 (1991) and resulted in realized gains of $7 (1993), $9 (1992), and
$7,794 (1991) and realized losses of $-0- (1993), $-0- (1992), and
$7,898 (1991).

          As of December 31, 1993, the entire mortgage-backed securities held to maturity portfolio matures in 2004 and thereafter.


NOTE G - Loans Receivable

                                                                       December 31
                                                               -----------------------------
                                                                  1993              1992
                                                               -----------       -----------
Loans collateralized primarily by first deeds of trust:
  One- to four-family dwelling units                           $20,197,613       $18,487,247
  Over four-family dwelling units                                3,785,673         3,509,105
  Commercial property                                              153,396           176,900
  Construction loans                                                   580               580
  Land                                                               2,407             1,763
                                                               -----------       -----------
                                                                24,139,669        22,175,595
Loans on savings accounts                                           32,012            33,230
                                                               -----------       -----------
                                                                24,171,681        22,208,825
Less:
  Undisbursed loan funds                                             1,882             2,687
  Unearned fees and discounts                                      112,751           109,446
  Unamortized discount arising from acquisitions                    37,779            57,092
  Allowance for loan losses                                        106,698            70,924
                                                               -----------       -----------
                                                               $23,912,571       $21,968,676
                                                               ===========       ===========

          In addition to loans receivable, the Association services loans for others. At December 31, 1993, and 1992, the amount of loans serviced for others was $806,504 and $612,311, respectively.

          At December 31, 1993, and 1992, the Company had $56 million and
$16 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market.

      PAGE F-17
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          A summary of the changes in the allowance for loan losses is as follows:

                                                                  Year Ended December 31
                                                              ------------------------------
                                                                1993        1992       1991
                                                              --------    -------    -------
Balance at January 1                                          $ 70,924    $48,036    $26,799
Provision for loan losses charged to expense                    65,837     43,218     34,984
Less loans charged off, net of recoveries                       37,330     20,330     13,747
Reclassification of in-substance foreclosure allowances          7,267        -0-        -0-
                                                              --------    -------    -------
Balance at December 31                                        $106,698    $70,924    $48,036
                                                              ========    =======    =======

          At December 31, 1993, the Company had $330 million and $37 million of nonperforming loans and troubled debt restructured, respectively.


NOTE H - Real Estate Held for Sale or Investment

                                                                       December 31
                                                                   -------------------
                                                                     1993        1992
                                                                   -------     -------
Real estate acquired through foreclosure of loans, net of
  allowance for losses                                             $62,724     $56,642
Loans in-substance foreclosed, net of allowance for losses
  (See Note A)                                                         -0-       9,351
Real estate in judgement, net of allowance for losses                1,366       1,030
Real estate held for investment, net of allowance for
  losses                                                             3,066         739
                                                                   -------     -------
                                                                   $67,156     $67,762
                                                                   =======     =======

NOTE I - Premises and Equipment

                                                                      December 31
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
Land                                                             $ 43,738     $ 41,560
Buildings and leasehold improvements                              122,465      111,478
Furniture, fixtures and equipment                                 102,056       88,929
                                                                 --------     --------
                                                                  268,259      241,967
Accumulated depreciation and amortization                         105,508       93,664
                                                                 --------     --------
                                                                 $162,751     $148,303
                                                                 ========     ========

          Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

          The aggregate rentals under long-term operating leases on land or premises in effect on December 31, 1993, and which expire between 1994 and 2064, amounted to approximately $134,061. The approximate minimum payments during the five years ending 1998 are $13,183 (1994), $11,793 (1995), $10,864 (1996),
$10,217 (1997), and $9,372 (1998). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $15,579 (1993), $14,823 (1992), and $14,009 (1991).

      PAGE F-18
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



NOTE J - Customer Deposits

                                                               December 31
                                                 ---------------------------------------
                                                         1993                 1992
                                                 ------------------   ------------------
                                                 Rate*     Amount     Rate*     Amount
                                                 -----  -----------   -----  -----------
Customer deposits by rate:
  Interest-bearing checking accounts             1.35%  $   736,767   1.91%  $   710,851
  Passbook accounts                              2.12       611,606   2.70       541,701
  Money market deposit accounts                  2.35     2,378,087   4.02     2,731,338
  Term certificate accounts with original
    maturities of:
    4 weeks to 1 year                            3.24     4,334,208   3.47     4,762,359
    1 to 2 years                                 3.85     4,614,059   4.21     3,494,606
    2 to 3 years                                 4.62     1,448,779   5.64     1,246,978
    3 to 4 years                                 6.11     1,149,108   6.99     1,267,707
    4 years and over                             6.72     2,021,350   6.67     1,612,784
  Retail jumbo CDs                               5.03       109,250   6.07        94,651
  All other                                      7.76        19,270   7.75        23,271
                                                        -----------          -----------
                                                        $17,422,484          $16,486,246
                                                        ===========          ===========

*Weighted average interest rate

Customer deposits by remaining maturity
  at year end:
    No contractual maturity                             $ 3,726,460          $ 3,983,890
    Maturity within one year:
      1st quarter                                         3,811,037            4,111,337
      2nd quarter                                         2,991,744            2,613,350
      3rd quarter                                         1,666,045            1,284,585
      4th quarter                                         1,391,652            1,292,873
                                                        -----------          -----------
                                                          9,860,478            9,302,145
    1 to 2 years                                          1,865,989            1,635,360
    2 to 3 years                                            460,472              446,546
    3 to 4 years                                            651,243              159,830
    Over 4 years                                            857,842              958,475
                                                        -----------          -----------
                                                        $17,422,484          $16,486,246
                                                        ===========          ===========

          At December 31, the weighted average cost of deposits was 3.92% (1993) and 4.40% (1992).

          Interest expense on customer deposits is summarized as follows:

                                                                    Year Ended December 31
                                                               --------------------------------
                                                                 1993       1992        1991
                                                               --------   --------   ----------
          Interest-bearing checking accounts                   $ 11,426   $ 12,376   $   15,017
          Passbook accounts                                      21,043     23,315       24,146
          Money market deposit accounts                          47,339     75,223       88,601
          Term certificate accounts                             625,892    733,796      966,619
                                                               --------   --------   ----------
                                                               $705,700   $844,710   $1,094,383
                                                               ========   ========   ==========

      PAGE F-19
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



NOTE K - Advances from Federal Home Loan Banks

          Advances are secured by pledges of $10,843,941 of certain loans and capital stock of the Federal Home Loan Banks, and these borrowings have maturities and interest rates as follows:

                                                    December 31
                             ------------------------------------------------------------
                                        1993                             1992
                             --------------------------     -----------------------------
Maturity                        Rate*          Amount          Rate*             Amount
- --------                     -----------     ----------     -----------        ----------
  1993                                                         6.35%           $  518,845
  1994                          8.05%        $   72,549        8.03                72,539
  1995                          2.01            325,424        2.49               325,377
  1996                          4.52            170,051        8.00               170,032
  1997                          5.11            150,524        5.13             1,250,016
  1998                          3.66          1,048,621        4.08             1,024,293
  1999 and thereafter           3.93          4,514,522        4.11             2,138,261
                                             ----------                        ----------
                                             $6,281,691                        $5,499,363
                                             ==========                        ==========

*Weighted average interest rate, including the effect of hedging transactions

          At December 31, the weighted average cost of advances was 3.87% (1993) and 4.62% (1992).


NOTE L - Securities Sold Under Agreements to Repurchase

                                                                        December 31
                                                                 ------------------------
                                                                   1993            1992
                                                                 --------        --------
Securities sold under agreements to repurchase with
  broker/dealers, due at various dates through
  August 1999 at coupon rates of 2.65% to 8.40%
  collateralized by government obligations and
  mortgage-backed securities with a market value
  of $387,286 at December 31, 1993                               $376,864        $485,705

Consumer repurchase agreements due within 90 days at
  interest rates of 1.11% to 3.25% collateralized by
  mortgage-backed securities with a market value of
  $96,613 at December 31, 1993, which are pledged to
  a trustee                                                        66,010          71,005
                                                                 --------        --------
                                                                 $442,874        $556,710
                                                                 ========        ========

          At December 31, these liabilities had a weighted average interest rate of 6.06% (1993) and 8.09% (1992). These borrowings averaged $464,091 (1993) and
$905,145 (1992) and the maximum outstanding at any month end was $773,140 (1993) and $1,213,376 (1992). At the end of 1993 and 1992, respectively, $139,811 and
$301,404 of the agreements to repurchase with broker/dealers were to reacquire the same securities. Agreements with broker/dealers to repurchase substantially the same securities amounted to $237,053 (1993) and $184,301 (1992).

      PAGE F-20
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          At December 31, 1993, securities sold under agreements to repurchase had maturities and interest rates as follows:

          Maturity                              Rate*               Amount
          --------                              -----              --------
            1994                                5.77%              $383,213
            1995 thru 1998                      8.52                 53,061
            1999 and thereafter                 2.98                  6,600
                                                                   --------
                                                                   $442,874
                                                                   ========

          *Weighted average interest rate


NOTE M - Medium-Term Notes

          Medium-term notes are unsecured. They have maturities and interest rates as follows:

                                                    December 31
                             ------------------------------------------------------------
                                        1993                            1992
                             --------------------------     -----------------------------
Maturity                        Rate*          Amount          Rate*             Amount
- --------                     -----------     ----------     -----------        ----------
  1993                                                         8.45%           $   14,497
  1995                          6.03%        $   66,848        6.04                66,770
  1996                          4.02            609,692         --                    -0-
                                             ----------                        ----------
                                             $  676,540                        $   81,267
                                             ==========                        ==========

*Weighted average interest rate


NOTE N - Subordinated Notes

                                                                             December 31
                                                                    -----------------------------
                                                                       1993                1992
                                                                    ----------           --------
     Parent:
       Subordinated notes, unsecured, due from
         1997 to 2003 at coupon rates of 6.00%
         to 10.25%, net of unamortized discount
         of $8,818 (1993) and $6,968 (1992)                         $1,021,182           $723,032

     Association:
       Subordinated notes, unsecured, due from
         1997 to 2000 at coupon rates of 9.90%
         to 10.25%, net of unamortized discount
         of $1,121 (1993) and $1,331 (1992)                            198,879            198,669
                                                                    ----------           --------
                                                                    $1,220,061           $921,701
                                                                    ==========           ========

      PAGE F-21
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



         At December 31, subordinated notes had a weighted average interest rate of 8.65% (1993) and 9.35% (1992). At December 31, 1993, subordinated notes had maturities and interest rates as follows:

          Maturity                             Rate*                Amount
          --------                             ------             ----------
            1997                               10.39%             $  214,217
            1998                                9.06                 198,906
            2000                                9.32                 312,322
            2002                                8.08                 296,354
            2003                                6.14                 198,262
                                                                  ----------
                                                                  $1,220,061
                                                                  ==========

          *Weighted average interest rate


NOTE O -  Taxes on Income

          Income taxes for 1992 and 1991 have not been restated for the effect of adopting FAS 109. The cumulative effect of the change in the method of accounting for income taxes for the periods ending prior to January 1, 1993, is not material. The following is a comparative analysis of the provision for federal and state taxes on income:

                                                    Year Ended December 31
                                              ----------------------------------
                                                1993         1992         1991
                                              --------     --------     --------
          Federal income tax:
            Current                           $141,016     $149,678     $112,776
            Deferred                             3,599      (11,622)         232
          State tax:
            Current                             42,014       47,019       35,864
            Deferred                            (3,101)      (4,920)        (756)
                                              --------     --------     --------
                                              $183,528     $180,155     $148,116
                                              ========     ========     ========

          The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:

                                                   December 31
                                              ---------------------
                                                1993          1992
                                              --------      -------
          Federal income tax                  $111,369      $91,155
          State tax                             53,460       48,037



      PAGE F-22
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          For 1993, deferred tax liability results from changes in the amounts of temporary differences between January 1, 1993, and December 31, 1993. The components of the net deferred tax liability are as follows:

                                                                               December 31         January 1
                                                                                   1993               1993
                                                                               -----------         ---------
Deferred tax liabilities:
  Loan fees and interest income deferred for tax purposes                       $ 60,550            $ 58,947
  FHLB stock dividends recognized as income for financial statement
    purposes, allocated to cost basis of stock for tax purposes                   57,695              53,574
  Tax depreciation expense in excess of financial statement depreciation
     expense                                                                      10,518               7,996
  Bad debt reserve for tax purposes in excess of base year bad debt
     reserve                                                                      54,458              58,771
  Unrealized gains on debt and equity securities reflected in equity
     for financial statements                                                     59,459                 -0-
  Other deferred tax liabilities                                                   1,032               5,820
                                                                                --------            --------
Gross deferred tax liabilities                                                   243,712             185,108

Deferred tax assets:
  State tax expensed for financial statements deferred for tax purposes           15,251              15,493
  Provision for loss on investment securities expensed for financial
    statement, deferred for tax purposes                                             -0-               9,681
  Provision for losses on loans                                                   41,293              28,573
  Loan discount primarily related to acquisitions                                 15,678              23,245
  Other deferred tax assets                                                        6,661               6,465
                                                                                --------            --------
Gross deferred tax assets                                                         78,883              83,457
                                                                                --------            --------
Net deferred tax liability                                                      $164,829            $101,651
                                                                                ========            ========

      PAGE F-23
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          For 1992 and 1991, deferred tax expense under APB 11 results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effects of each are as follows:

                                                Year Ended December 31
                                     ------------------------------------------
                                             1992                   1991
                                     -------------------     ------------------
                                      Federal     State      Federal     State
                                     --------    -------     -------    -------
Loan fees and interest
  income deferred for
  tax purposes                       $    506    $   143     $ 3,806    $ 1,075
Revenue and expense
  reported on the
  cash basis for tax
  purposes                             (4,801)    (1,355)       (730)      (286)
Effect of allowable
  federal bad debt
  deduction applied to
  timing differences                    1,016        -0-        (159)       -0-
State tax expensed for
  financial statements,
  not deductible for
  tax purposes                        (10,888)       -0-      (6,280)       -0-
FHLB stock dividends
  recognized as
  income for finan-
  cial statements,
  allocated to cost
  basis of stock for
  tax purposes                          2,693        760       6,030      1,702
Other                                    (148)    (4,468)     (2,435)    (3,247)
                                     --------    -------     -------    -------
                                     $(11,622)   $(4,920)    $   232    $  (756)
                                     ========    =======     =======    =======

      PAGE F-24
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                               Year Ended December 31
                            -----------------------------------------------------------
                                   1993                 1992                 1991
                            -----------------    -----------------    -----------------
                                      Percent              Percent              Percent
                                        of                   of                   of
                                       Pretax               Pretax               Pretax
                             Amount    Income     Amount    Income     Amount    Income
                            --------  -------    --------  -------    --------  -------
Computed standard
  corporate tax
  expense                   $160,083    35.0%    $157,655    34.0%    $131,483    34.0%
Increases (reduc-
  tions) in taxes
  resulting from:
  Bad debt deduc-
    tion based on
    a percentage
    of income                    -0-     -0-        3,906     0.8        2,185     0.6
  Net financial
    income, not
    subject to
    income tax,
    primarily
    related to
    acquisitions              (3,293)   (0.7)      (7,773)   (1.6)      (6,938)   (1.8)
  State tax, net of
    federal income
    tax benefit               27,783     6.0       27,785     6.0       23,171     6.0
  Adjustment of
    deferred tax
    liability due
    to tax rate
    increase                   1,793     0.4          -0-     -0-          -0-     -0-
  Other                       (2,838)   (0.6)      (1,418)   (0.3)      (1,785)   (0.5)
                            --------    ----     --------    ----     --------    ----
                            $183,528    40.1%    $180,155    38.9%    $148,116    38.3%
                            ========    ====     ========    ====     ========    ====

          In 1993, the Company adopted FAS 109 and elected to apply it prospectively. The cumulative effect of this change in accounting for income taxes for the periods ending prior to January 1, 1993, is not material. FAS 109 required the Company to record a deferred tax asset of $23 million and a corresponding reduction in goodwill to reflect the benefit of certain purchase accounting income that is not subject to income tax.

          In accordance with FAS 109, a deferred tax liability has not been recognized for the tax bad debt reserve of World Savings and Loan Association that arose in tax years that began prior to December 31, 1987. At December 31, 1993, and 1992, the portion of the tax bad debt reserve attributable to pre-1988 tax years was

      PAGE F-25
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1993, and 1992, was approximately $88 million and $86 million, respectively. This deferred tax liability could be recognized if, in the future, there is a change in Federal tax law, the savings institution fails to meet the definition of a "qualified savings institution," certain distributions are made with respect to the stock of the savings institution, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE P - Stockholders' Equity

          On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. As of December 31, 1993, 204,000 shares had been repurchased and retired.


NOTE Q - Stock Options

          The Company's 1987 stock option plan authorizes the granting of options to key employees to purchase up to 7 million shares of the Company's common stock.

          The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to six years and prior to either five or ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to six years and prior to ten years and one month from the grant date.

          A summary of the transactions of the stock option plan follows:

                                                                          Average
                                                                         Price per
                                                           Shares          Share
                                                         ---------       ---------
     Outstanding, January 1, 1991                        2,944,650         $14.32
       Granted                                             228,600         $34.80
       Exercised                                          (168,800)        $12.94
       Canceled                                            (11,050)        $19.18
                                                         ---------         ------
     Outstanding, December 31, 1991                      2,993,400         $15.94
       Granted                                             278,650         $38.13
       Exercised                                          (425,890)        $12.15
       Canceled                                             (9,300)        $26.73
                                                         ---------         ------
     Outstanding, December 31, 1992                      2,836,860         $18.66
       Granted                                             329,950         $39.53
       Exercised                                          (208,125)        $13.54
       Canceled                                            (30,100)        $29.62
                                                         ---------         ------
     Outstanding, December 31, 1993                      2,928,585         $21.26
                                                         =========         ======

      PAGE F-26
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          At December 31, shares available for option amounted to 3,465,400 (1993), 3,765,250 (1992), and 4,034,600 (1991); and shares exercisable amounted to 1,792,235 (1993), 1,225,210 (1992), and 1,251,950 (1991).
Outstanding options at December 31, 1993, were held by 326 employees and had expiration dates ranging from November 20, 1994, to January 15, 2004.


NOTE R - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
         Credit Risk

          As of December 31, 1993, the Company's loans receivable balance was $23.9 billion. Of that $23.9 billion balance, 82% were California loans, 3% were Colorado loans, 2% were Illinois loans, and 2% were New Jersey loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

          In order to reduce its exposure to fluctuations in interest rates, the Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, loans, and mortgage derivative products; interest rate swaps and caps; and futures and options contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank of San Francisco and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. Typically, the Company does not require or provide collateral or other security to support these financial instruments.

          Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1993, and 1992, was $350 million and $444 million, respectively. Most of these commitments were for adjustable rate mortgages.

          The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and matched with the appropriate funding sources. Interest rate risk during the commitment period may also be managed by use of over-the-counter options, options on futures and futures contracts. The
Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1993, and 1992.

          The Company has entered into interest rate swap and cap agreements with selected banks and government securities dealers. An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed rate of interest for a counterparty's cash payment based on a floating rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. The interest rate differential to be paid or received on interest rate swap agreements entered into to reduce the impact of changes in interest rates of the hedged customer deposits,

      PAGE F-27
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



mortgage loans, or other specified assets and borrowings is recognized over the life of the agreements. At December 31, 1993, the Company paid a fixed interest rate of 3.96% to 9.54% with a weighted average of 7.10% and received a floating interest rate based upon a specified interest rate index, the London Interbank Offered Rate (LIBOR), on interest rate swap agreements. The agreements have original terms to maturity from two to ten years and remaining terms to maturity of less than one to ten years. At December 31, 1993, and 1992, the Company had notional principal balances totalling $2.6 billion, with interest payable at fixed rates. At December 31, 1993, the Company paid a floating interest rate based upon a specified interest rate index, either LIBOR or the Federal Home Loan Bank (FHLB) 11th District Cost of Funds, and received a fixed interest rate of 3.82% to 9.77% with a weighted average of 5.37% on interest rate swap agreements. The agreements have original terms to maturity from one to ten years and remaining terms to maturity of less than one to seven years. At December 31, 1993, and 1992, the Company had notional principal balances totalling $2.9 billion and $1.1 billion, respectively, with interest payable at floating rates. At December 31, 1993, the Company paid and received a floating rate of interest based upon a spread applied to a specified interest rate index, the FHLB 11th District Cost of Funds and the FHLB 6-month Discount Note Rate, respectively, on interest rate swap agreements. The agreements have original terms to maturity of five years and remaining terms to maturity of three to four years. At December 31, 1993, the Company had a notional principal balance of $600 million, with interest payable and receivable at floating rates. At December 31, 1993, and 1992, the Company had $89 million and $72 million, respectively, of net unrealized losses on outstanding interest rate swaps.

          An interest rate cap is an agreement between two parties in which one party pays a fee for the right to receive a payment from a counterparty based on the excess, if any, of an open market floating rate over a base rate applied to a notional principal amount. The excess which may be received on interest rate cap agreements reduces the impact of changes in interest rates and is recognized over the life of the agreements. At December 31, 1993, the Company received the excess of a specified interest rate index, LIBOR, over a fixed base interest rate of 4.25% to 11% on interest rate cap agreements. The agreements have original terms to maturity of three to seven years and remaining terms to maturity of less than one to three years. At December 31, 1993, and 1992, the Company had notional principal balances totalling $437 million and $452 million, respectively.

          These interest rate swaps and caps were designated as hedges against customer deposits, mortgage loans, and other specified assets and borrowings. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements; however, the Company does not anticipate nonperformance by the other parties.

          Futures contracts and long put options for futures contracts for Eurodollars, Treasury Bills, and interest rate contracts are entered into by the Company as hedges against specific liabilities or assets and not for speculation. At the time a contract is entered into, its purpose is specifically identified and documented as part of the corporate records. Gains and losses on futures contracts are deferred until the contracts are closed, at which time gains and losses are included in the cost basis of the assets and liabilities hedged and amortized, using the straight-line or level yield method, into interest income or expense over the remaining life of the asset or liability, or they are amortized over the period hedged. The possible inability of counterparties to meet the terms of their contracts exposes the Company to credit risk to the extent that gains remain unsettled on the contracts. At December 31, 1993, the Company had no short positions outstanding. At
December 31, 1992, the Company had outstanding a $4.1 billion short position in various futures, which were designated as hedges against specified borrowings. At December 31, 1993, and 1992, the Company had $-0- and $598 of unrealized gains, respectively, on outstanding financial futures. At
December 31, 1993, and 1992, the Company had no positions in long put options.

      PAGE F-28
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          The Company controls the credit risk of its futures contracts, long put options for futures contracts, interest rate swap agreements, and interest rate cap agreements through credit approvals, limits, and monitoring procedures. The contract or notional amount of these contracts does not represent exposure to credit risk; rather, credit risk relates only to unsettled amounts on contracts.


NOTE S - Disclosure About Fair Value of Financial Instruments

          The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107 (FAS 107) requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value. Moreover, there are significant inherent weaknesses in any estimating techniques employed.

          Fair value estimates are not necessarily more relevant than historical cost values. Fair values may have limited usefulness in evaluating portfolios of long-term financial instrument assets and liabilities held by going concerns. Differences in the alternative methods and assumptions selected by various companies as well as differences in the methodology utilized between years may, and probably will, significantly limit comparability and usefulness of the data displayed. For these reasons, as well as others, management believes that the disclosure presented herein has limited relevance to the Company and its operations.

          The values presented are based upon information as of December 31, 1993, and 1992, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          The historical cost amounts approximate the fair value of the following financial instruments: cash, interest earned but uncollected, investment in capital stock of Federal Home Loan Banks, other investments, customer demand deposits, and securities sold under agreements to repurchase with brokers/dealers due within 90 days.

          Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, medium-term notes, subordinated notes, and futures contracts.

          Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: customer term deposits, advances from Federal Home Loan Banks, and consumer repurchase agreements.


      PAGE F-29
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



          For loans receivable and loan commitments, the fair value is estimated by present valuing projected future cash flows, using current rates at which similar loans would be made to borrowers and with assumed rates of prepayment. Adjustment for credit risk is estimated based upon the classification status of the loans.

          The fair value of interest rate caps is derived from current market prices of similar interest rate cap instruments. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreements on the reporting date, considering current interest rates.

                                                                             December 31
                                                     ----------------------------------------------------------
                                                                 1993                           1992
                                                     ---------------------------    ---------------------------
                                                       Carrying       Estimated       Carrying       Estimated
                                                        Amount       Fair Value        Amount       Fair Value
                                                     -----------     -----------    -----------     -----------
Financial Assets:
  Cash                                               $   243,185     $   243,185    $   228,796     $   228,796
  Securities available for sale                        1,636,586       1,636,586        160,883         160,935
  Other investments                                      538,100         538,100        790,189         874,257
  Mortgage-backed securities available for sale        1,114,069       1,114,069            -0-             -0-
  Mortgage-backed securities held to maturity            408,467         412,243      1,791,615       1,899,512
  Loans receivable                                    23,912,571      24,166,244     21,968,676      22,227,635
  Interest earned but uncollected                        175,080         175,080        157,723         157,723
  Investment in capital stock of Federal Home
    Loan Banks                                           325,737         325,737        289,707         289,707

Financial Liabilities:
  Customer deposits                                   17,422,484      17,564,644     16,486,246      16,608,720
  Advances from Federal Home Loan Banks                6,281,691       6,035,503      5,499,363       5,376,785
  Securities sold under agreements to
    repurchase                                           442,874         447,163        556,710         562,948
  Medium-term notes                                      676,540         686,581         81,267          81,806
  Subordinated notes                                   1,220,061       1,349,037        921,701       1,010,937

Off-Balance Sheet Instruments (Unrealized Gains
  (Losses)):
  Interest rate caps                                                      (1,422)                        (4,058)
  Interest rate swaps                                                    (88,942)                       (72,073)
  Futures contracts                                                          -0-                            598
  Loan commitments                                                           (68)                           505


      PAGE F-30
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



NOTE T - Parent Company Financial Information

Statement of Net Earnings

                                                     Year Ended December 31
                                                --------------------------------
                                                  1993        1992        1991
                                                --------    --------    --------
  Revenues:
    Investment income                           $ 28,047    $ 22,542    $ 13,126
    Insurance commissions
      and trustee fees                             1,357       2,978       3,275
    Other                                             20          25         (27)
                                                --------    --------    --------
                                                  29,424      25,545      16,374
  Expenses:
    Interest                                      75,601      58,313      40,040
    General and administrative                     2,188       2,088       1,972
    Other                                            -0-         -0-         415
                                                --------    --------    --------
                                                  77,789      60,401      42,427
                                                --------    --------    --------
  Loss before earnings of subsidiaries
    and income tax credit                        (48,365)    (34,856)    (26,053)

  Income tax credit                               21,585      15,279      10,399

  Earnings of subsidiaries                       300,634     303,115     254,253
                                                --------    --------    --------
         Net Earnings                           $273,854    $283,538    $238,599
                                                ========    ========    ========

Statement of Financial Condition

                                    Assets
                                                            December 31
                                                     -------------------------
                                                        1993           1992
                                                     ----------     ----------
Cash                                                 $    9,658     $    9,877
Securities available for sale                           681,935          2,024
Other investments                                       114,714        130,876
Note receivable from subsidiary                         150,000        475,000
Prepaid expenses and other assets                         7,008         22,233
Investment in subsidiaries                            2,169,364      1,825,036
                                                     ----------     ----------
                                                     $3,132,679     $2,465,046
                                                     ==========     ==========

                     Liabilities and Stockholders' Equity

Securities sold under agreements to repurchase       $   24,875     $      -0-
Accounts payable and accrued expenses                    21,018         14,616
Subordinated notes, net                               1,021,182        723,032
Stockholders' equity                                  2,065,604      1,727,398
                                                     ----------     ----------
                                                     $3,132,679     $2,465,046
                                                     ==========     ==========

      PAGE F-31
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)


NOTE T - Parent Company Financial Information (Continued)

Statement of Cash Flows
                                                          Year Ended December 31
                                                   ------------------------------------
                                                       1993          1992        1991
                                                   -----------    ---------    --------
Cash flows from operating activities:
  Net earnings                                     $   273,854    $ 283,538    $238,599
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
    Equity in earnings of subsidiaries                (300,634)    (303,115)   (254,253)
    Amortization of intangibles and
      discount on subordinated debt                      1,209          837         863
    Decrease (increase) in income taxes
      receivable                                         9,318       (7,808)     (3,714)
    Other, net                                           6,191        4,911       1,331
                                                   -----------    ---------    --------
      Net cash used in operating activities            (10,062)     (21,637)    (17,174)

Cash flows from investing activities:
  Repayment of subordinated note                           -0-          -0-      38,000
  Capital contributed to subsidiaries                      -0-          -0-    (102,350)
  Dividends received from subsidiary                    34,000       40,000     121,500
  Purchases of securities held for sale             (1,920,007)    (434,738)        -0-
  Sales of securities held for sale                  1,440,605      432,685         -0-
  Decrease (increase) in other investments            (169,355)     175,703    (155,016)
  Notes receivable from subsidiary                    (150,000)    (695,000)        -0-
  Repayments of notes receivable from
    subsidiary                                         475,000      220,000         -0-
                                                   -----------    ---------    --------
    Net cash used in investing activities             (289,757)    (261,350)    (97,866)

Cash flows from financing activities:
  Repayments of borrowings from subsidiary                 -0-          -0-     (75,000)
  Increase in securities sold under agreements
    to repurchase                                       24,875          -0-         -0-
  Proceeds from subordinated debt                      297,008      295,616     198,312
  Dividends on common stock                            (17,280)     (14,624)    (12,054)
  Sale of stock                                          2,818        5,153       2,187
  Purchase and retirement of Company stock              (7,821)         -0-         -0-
                                                   -----------    ---------    --------
    Net cash provided by financing activities          299,600      286,145     113,445
Net increase (decrease) in cash                           (219)       3,158      (1,595)
Cash at beginning of period                              9,877        6,719       8,314
                                                   -----------    ---------    --------
Cash at end of period                              $     9,658    $   9,877    $  6,719
                                                   ===========    =========    ========

Supplemental cash flow information:
  Debt forgiven by subsidiary                      $       -0-    $     -0-    $(90,000)
  Reduction in investment in subsidiaries                  -0-          -0-      90,000

      PAGE F-32
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1993, 1992, and 1991
                            (Dollars in thousands except per share figures)



NOTE U - Selected Quarterly Financial Data (Unaudited)

                                                                1993
                                     ------------------------------------------------------------
                                                            Quarter Ended
                                     ------------------------------------------------------------
                                     March 31          June 30       September 30     December 31
                                     --------         --------       ------------     -----------
Interest income                      $463,027         $472,073         $473,813         $461,259

Interest expense                      280,911          291,831          288,550          276,122

Net interest income                   182,116          180,242          185,263          185,137

Provision for loan losses              11,459           13,182           16,196           25,000

Non-interest income                    11,907           13,428           14,444           22,263

Non-interest expense                   64,361           63,870           70,077           73,273
                                     --------         --------         --------         --------
Earnings before taxes on income       118,203          116,618          113,434          109,127

Taxes on income                        46,619           46,035           49,666           41,208
                                     --------         --------         --------         --------
Net earnings                         $ 71,584         $ 70,583         $ 63,768         $ 67,919
                                     ========         ========         ========         ========

Net earnings per share               $   1.12         $   1.10         $   1.00         $   1.06
                                     ========         ========         ========         ========

Cash dividends per share             $   .065         $   .065         $   .065         $   .075
                                     ========         ========         ========         ========

          Non-interest income in the fourth quarter of 1993 includes a $17 million reduction of a valuation allowance on investments charged to income in a previous year.

                                                                1992
                                     ------------------------------------------------------------
                                                            Quarter Ended
                                     ------------------------------------------------------------
                                     March 31          June 30       September 30     December 31
                                     --------         --------       ------------     -----------
Interest income                      $520,541         $504,214         $487,541         $472,214

Interest expense                      344,721          320,485          311,518          290,456

Net interest income                   175,820          183,729          176,023          181,758

Provision for loan losses               9,750           11,040           10,944           11,484

Non-interest income                    10,085            9,939           10,205           10,888

Non-interest expense                   62,403           62,123           61,278           65,732
                                     --------         --------         --------         --------
Earnings before taxes on income       113,752          120,505          114,006          115,430

Taxes on income                        43,759           46,581           44,298           45,517
                                     --------         --------         --------         --------
Net earnings                         $ 69,993         $ 73,924         $ 69,708         $ 69,913
                                     ========         ========         ========         ========

Net earnings per share               $   1.10         $   1.16         $   1.10         $   1.10
                                     ========         ========         ========         ========

Cash dividends per share             $   .055         $   .055         $   .055         $   .065
                                     ========         ========         ========         ========

                                                               EXHIBIT 23(a)






                              INDEPENDENT AUDITORS' CONSENT


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

          We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 2-66913 on Form S-8, Registration Statement No. 33-14833 on Form S-8, Registration Statement No. 33-29286 on
Form S-3, Registration Statement No. 33-40572 on Form S-8, Registration Statement No. 33-48976 on Form S-3, and Registration Statement No. 33-57882 on Form S-3 of our report dated January 25, 1994 appearing in this Annual Report on Form 10-K of Golden West Financial Corporation for the year ended
December 31, 1993.



Deloitte & Touche
Oakland, California
March 23, 1994