Form 10-Q
period 1994-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1994-05-10
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


For Quarter Ended March 31, 1994              Commission File Number 1-4629


                      GOLDEN WEST FINANCIAL CORPORATION


          Delaware                                 95-2080059
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


1901 Harrison Street, Oakland, California                           94612
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:          (510) 446-3420


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No


     The number of shares outstanding of the registrant's common stock on April 30, 1994, was 63,389,185 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or the Company) for the three months ended March 31, 1994, and 1993, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1994, are not necessarily indicative of the results for the full year.

                     Golden West Financial Corporation
               Consolidated Statement of Financial Condition
                                (Unaudited)
                              ($000s Omitted)


                                                                   March 31      March 31    December 31
                                                                     1994          1993          1993
                                                                 -----------   -----------   -----------
Assets:
Cash                                                             $   130,919   $   130,768   $   243,185
Securities available for sale                                      1,799,561       386,708     1,636,586
Other investments                                                    785,625     1,698,685       538,100
Mortgage-backed securities available for sale at fair value          966,085           -0-     1,114,069
Mortgage-backed securities held to maturity at cost                  401,402     1,757,972       408,467
Loans receivable                                                  24,027,203    22,600,049    23,912,571
Interest earned but uncollected                                      177,257       162,848       175,080
Investment in capital stock of Federal Home Loan Banks--at
  cost, which approximates fair value                                328,663       346,543       325,737
Real estate held for sale or investment                               64,795        67,874        67,156
Prepaid expenses and other assets                                    169,189       139,860       108,832
Premises and equipment--at cost less accumulated depreciation        168,594       150,836       162,751
Goodwill arising from acquisitions                                   136,176       133,076       136,754
                                                                 -----------   -----------   -----------
                                                                 $29,155,469   $27,575,219   $28,829,288
                                                                 ===========   ===========   ===========

Liabilities and Stockholders' Equity:
Customer deposits                                                $17,519,321   $16,495,595   $17,422,484
Advances from Federal Home Loan Banks                              6,226,617     6,634,751     6,281,691
Securities sold under agreements to repurchase                       647,533       501,007       442,874
Medium-term notes                                                    676,709       477,901       676,540
Accounts payable and accrued expenses                                397,344       372,291       355,799
Taxes on income                                                      376,418       277,132       364,235
Subordinated notes--net of discount                                1,220,431     1,020,806     1,220,061
Stockholders' equity                                               2,091,096     1,795,736     2,065,604
                                                                 -----------   -----------   -----------
                                                                 $29,155,469   $27,575,219   $28,829,288
                                                                 ===========   ===========   ===========

                           Golden West Financial Corporation
                        Consolidated Statement of Net Earnings
                                    (Unaudited)
                       ($000s omitted except per share figures)


                                                         Three Months Ended March 31
                                                           1994                1993
                                                         --------            --------
  Interest Income:
    Interest on loans                                    $398,052            $407,055
    Interest on mortgage-backed securities                 28,273              38,879
    Interest and dividends on investments                  25,370              17,093
                                                         --------            --------
                                                          451,695             463,027
  Interest Expense:
    Interest on customer deposits                         165,367             175,823
    Interest on advances                                   58,890              67,140
    Interest on repurchase agreements                       6,939              10,622
    Interest on other borrowings                           31,605              27,326
                                                         --------            --------
                                                          262,801             280,911
                                                         --------            --------
      Net Interest Income                                 188,894             182,116
  Provision for loan losses                                16,492              11,459
                                                         --------            --------
      Net Interest Income after Provision for
        Loan Losses                                       172,402             170,657
  Non-Interest Income:
    Fees                                                    7,941               7,027
    Gain on the sale of securities and
      mortgage-backed securities                                1               1,524
    Other                                                   3,482               3,356
                                                         --------            --------
                                                           11,424              11,907
  Non-Interest Expense:
    General and administrative:
      Personnel                                            35,981              31,825
      Occupancy                                            10,363               9,684
      Deposit insurance                                    10,060               8,062
      Advertising                                           2,435               1,825
      Other                                                13,998              13,414
                                                         --------            --------
                                                           72,837              64,810
    Amortization of goodwill arising
      from acquisitions                                       578                (449)
                                                         --------            --------
                                                           73,415              64,361
                                                         --------            --------
  Earnings Before Taxes on Income                         110,411             118,203
    Taxes on income                                        45,115              46,619
                                                         --------            --------
  Net Earnings                                           $ 65,296            $ 71,584
                                                         ========            ========
  Net earnings per share                                 $   1.02            $   1.12
                                                         ========            ========

                                Golden West Financial Corporation
                             Consolidated Statement of Cash Flows
                                          (Unaudited)
                                        ($000s Omitted)


                                                                Three Months Ended March 31
                                                                 1994                1993
                                                              -----------         -----------
Cash Flows From Operating Activities:
  Net earnings                                                $    65,296         $    71,584
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      16,492              11,459
    Amortization of loan fees and discounts                        (8,787)            (10,295)
    Depreciation and amortization                                   4,453               3,201
    Reduction of a valuation allowance on investments                 -0-              (1,500)
    Loans originated for sale                                     (67,903)            (36,472)
    Sales of loans originated for sale                            101,726              46,570
    (Increase) in interest earned but uncollected                  (2,177)             (5,125)
    Federal Home Loan Bank stock dividends                         (6,225)             (2,268)
    (Increase) in prepaid expenses and other assets               (57,058)             (6,239)
    Increase in accounts payable and accrued expenses              41,545              11,165
    Increase in taxes on income                                    26,109              43,268
    Other, net                                                     (4,739)                369
                                                              -----------         -----------
      Net cash provided by operating activities                   108,732             125,717

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (1,161,031)         (1,414,651)
    Real estate loans purchased                                      (109)               (190)
    Other, net                                                      2,369               8,247
                                                              -----------         -----------
                                                               (1,158,771)         (1,406,594)
  Real estate loan principal payments:
    Monthly payments                                              142,210             138,106
    Payoffs, net of foreclosures                                  721,913             517,177
    Refinances                                                     94,205              66,120
                                                              -----------         -----------
                                                                  958,328             721,403
  Purchases of mortgage-backed securities                            (494)            (98,558)
  Sales of mortgage-backed securities                                  12                 138
  Repayments of mortgage-backed securities                        132,818             132,063
  Sales of real estate                                             50,992              45,530
  Purchases of securities available for sale                   (1,120,600)         (1,060,680)
  Sales and maturities of securities available for sale           949,026             836,017
  (Increase) in other investments                                (247,525)           (906,996)
  Purchases of Federal Home Loan Bank stock                           -0-             (56,795)
  Additions to premises and equipment                              (9,851)             (9,402)
                                                              -----------         -----------
    Net cash used in investing activities                        (446,065)         (1,803,874)

                                Golden West Financial Corporation
                       Consolidated Statement of Cash Flows (Continued)
                                          (Unaudited)
                                        ($000s Omitted)


                                                                  Three Months Ended March 31
                                                                    1994               1993
                                                                 ----------         ---------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Decrease in deposits, net                                    $  (36,823)        $(129,260)
    Interest credited                                               133,660           138,609
                                                                 ----------         ---------
                                                                     96,837             9,349

  Additions to Federal Home Loan Bank advances                       10,000         1,174,200
  Repayments of Federal Home Loan Bank advances                     (65,139)          (38,900)
  Increase (decrease) in securities sold under agreements
    to repurchase                                                   204,659           (55,703)
  Proceeds from medium-term notes                                       -0-           409,555
  Repayments of medium-term notes                                       -0-           (13,000)
  Proceeds from subordinated debt                                       -0-            98,786
  Dividends on common stock                                          (4,799)           (4,158)
  Purchase and retirement of Company stock                          (16,491)              -0-
                                                                 ----------         ---------
    Net cash provided by financing activities                       225,067         1,580,129
                                                                 ----------         ---------
Net Decrease in Cash                                               (112,266)          (98,028)
Cash at beginning of period                                         243,185           228,796
                                                                 ----------         ---------
Cash at end of period                                            $  130,919         $ 130,768
                                                                 ==========         =========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                     $  269,350         $ 273,630
    Income taxes                                                     19,005             5,540
  Cash received for interest and dividends                          449,518           457,902
  Noncash investing activities:
    Loans transferred to foreclosed real estate                      53,976            50,302

                                Golden West Financial Corporation
                        Consolidated Statement of Stockholders' Equity
                                          (Unaudited)
                           ($000s omitted except per share figures)


                                                                Three Months Ended March 31
                                                                  1994               1993
                                                               ----------         ----------
Common Stock:
  Balance at January 1                                         $    6,393         $    6,392
  Common stock issued upon exercise of stock options -
     89,750 shares (1994) and 60,200 shares (1993)                      9                  7
  Common stock retired upon purchase of treasury stock -
     426,900 shares (1994) and -0- shares (1993)                      (43)               -0-
                                                               ----------         ----------

  Balance at March 31                                               6,359              6,399
                                                               ----------         ----------

Paid-in Capital:
  Balance at January 1                                             40,899             36,186
  Common stock issued upon exercise of stock options -
     89,750 shares (1994) and 60,200 shares (1993)                  1,321                905
                                                               ----------         ----------

  Balance at March 31                                              42,220             37,091
                                                               ----------         ----------

Retained Earnings:
  Balance at January 1                                          1,933,593          1,684,820
  Net earnings                                                     65,296             71,584
  Cash dividends on common stock - $.075 per share (1994)
    and $.065 per share (1993)                                     (4,799)            (4,158)
                                                               ----------         ----------
  Retirement of treasury stock                                    (16,448)              -0-


  Balance at March 31                                           1,977,642          1,752,246
                                                               ----------         ----------

Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                             84,719                -0-
  Change during period                                            (19,844)               -0-
                                                               ----------         ----------

  Balance at March 31                                              64,875                -0-
                                                               ----------         ----------

Total Stockholders' Equity at March 31                         $2,091,096         $1,795,736
                                                               ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1993, as well as certain material changes in results of operations during the three month periods ended March 31, 1994, and 1993, respectively.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1993 Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1993, and for the year then ended.
Therefore, only material changes in financial condition and results of operations are discussed herein.

     ACCOUNTING CHANGES

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan". FAS 114 imposes certain requirements on the measurement of impaired loans. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement. FAS 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. Amounts at March 31, 1993 have not been restated.

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

                                     Golden West Financial Corporation
                                          Financial Highlights
                                               (Unaudited)
                                ($000s omitted except per share figures)
                                                                  March 31       March 31    December 31
                                                                    1994           1993          1993
                                                                -----------    -----------   -----------
Assets                                                          $29,155,469    $27,575,219   $28,829,288
Loans receivable, including mortgage-backed securities           25,394,690     24,358,021    25,435,107
Customer deposits                                                17,519,321     16,495,595    17,422,484
Stockholders' equity                                              2,091,096      1,795,736     2,065,604
Stockholders' equity/total assets                                      7.17%          6.51%         7.16%
Book value per common share                                     $     32.88    $     28.06   $     32.31
Common shares outstanding                                        63,591,785     63,985,010    63,928,935
Yield on loan portfolio                                                6.69%          7.38%         6.84%
Yield on investments                                                   4.25%          3.54%         3.80%
Yield on earning assets                                                6.47%          7.08%         6.61%
Cost of deposits                                                       3.79%          4.25%         3.92%
Cost of borrowings                                                     4.60%          5.26%         4.69%
Cost of funds                                                          4.06%          4.60%         4.18%
Yield on earning assets less cost of funds                             2.41%          2.48%         2.43%
Ratio of nonperforming assets to total assets(a)                       1.49%          1.34%         1.37%
Ratio of troubled debt restructured to total assets                    0.13%          0.05%         0.13%
World Savings and Loan Association:
  Net worth                                                     $ 2,216,190    $ 1,907,153     2,164,651
  Net worth/total assets                                               7.81%          7.04%         7.72%
  Regulatory capital ratios:
    Tangible capital                                                   7.38%          6.59%         7.27%
    Core capital                                                       7.75%          7.34%         8.02%
    Risk-based capital(b)                                             15.79%         16.20%        17.42%
                                                                Three Months Ended March 31
                                                                    1994           1993
                                                                -----------    -----------
New real estate loans originated                                $ 1,228,934    $ 1,451,123
Average yield on new real estate loans                                 6.53%          7.04%
Increase in customer deposits                                   $    96,387    $     9,349
Net earnings                                                         65,296         71,584
Net earnings per share                                                 1.02           1.12
Cash dividends on common stock                                         .075           .065
Average common shares outstanding                                63,934,636     63,965,453
Ratios:(c)
  Net earnings/average net worth                                      12.49%         16.25%
  Net earnings/average assets                                          0.91%          1.07%
  Net interest income/average assets                                   2.62%          2.72%
  General and administrative expense/average assets                    1.01%          0.97%

(a) Nonperforming assets include non-accrual loans (loans 90 days or more past due), without reduction for loan loss allowances, and real estate acquired through foreclosure.
(b) The decrease in the risk-based capital ratio from December 1993 to March 1994 was due to the March 1994 change in regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken a conservative approach and, pending further clarification from the Office of Thrift Supervision, has weighted the Association's entire multi-family portfolio at 100%.
(c) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each month end balance during the quarter and dividing by four.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1994, and 1993, and December 31, 1993. The reader is referred to page 43 of the Company's 1993 Form 10-K for similar information for the years 1990 through 1993 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                  TABLE 1

                   Consolidated Condensed Balance Sheet

                                               March 31
                                          ------------------   December 31
                                           1994        1993       1993
                                          ------      ------   -----------
Assets:
  Cash and investments                      9.3%        8.1%          8.4%
  Mortgage-backed securities                4.7         6.4           5.3
  Loans receivable                         82.4        81.9          82.9
  Other assets                              3.6         3.6           3.4
                                          -----       -----         -----
                                          100.0%      100.0%        100.0%
                                          =====       =====         =====
Liabilities and Stockholders' Equity:
  Customer deposits                        60.1%       59.8%         60.4%
  Federal Home Loan Bank advances          21.4        24.1          21.8
  Securities sold under agreements
    to repurchase                           2.2         1.8           1.5
  Medium-term notes                         2.3         1.7           2.4
  Other liabilities                         2.6         2.4           2.5
  Subordinated debt                         4.2         3.7           4.2
  Stockholders' equity                      7.2         6.5           7.2
                                          -----       -----         -----
                                          100.0%      100.0%        100.0%
                                          =====       =====         =====

     As the above table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component. The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows the repricing of the Company's assets and liabilities at March 31, 1994.


                                              TABLE 2

              Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                                   Repricing Gaps, and Gap Ratio
                                       (Dollars in Millions)

                                                              March 31, 1994
                                                          Projected Repricing(a)
                                          ------------------------------------------------------
                                           0 - 3       4 - 12      1 - 5      Over 5
                                           Months      Months      Years      Years       Total
                                          -------     -------     -------     ------     -------
Interest-Earning Assets:
  Investments                             $ 1,446     $   342     $   612     $  185     $ 2,585
  Mortgage-backed securities                  154         159         462        593       1,368
  Loans receivable:
    Rate-sensitive                         17,258       2,582         697        -0-      20,537
    Fixed-rate                              1,193         542         547        863       3,145
  Other(b)                                    443         -0-         -0-        -0-         443
                                          -------     -------     -------     ------     -------
  Total                                   $20,494     $ 3,625     $ 2,318     $1,641     $28,078
                                          =======     =======     =======     ======     =======
Interest-Bearing Liabilities(c):
  Customer deposits                       $ 9,805     $ 4,883     $ 2,625     $  206     $17,519
  FHLB advances                             5,569         502          91         65       6,227
  Other borrowings                          1,028        (122)        832        808       2,546
                                          -------     -------     -------     ------     -------
  Total                                   $16,402     $ 5,263     $ 3,548     $1,079     $26,292
                                          =======     =======     =======     ======     =======
  Repricing gap                           $ 4,092     $(1,638)    $(1,230)    $  562
                                          =======     =======     =======     ======
  Cumulative gap                          $ 4,092     $ 2,454     $ 1,224     $1,786
                                          =======     =======     =======     ======
  Cumulative gap as a percentage of
    total assets                            14.0%        8.4%        4.2%
                                          =======     =======     =======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b) Includes cash in banks, FHLB stock, and loans collateralized by customer deposits.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended March 31, 1994, and 1993, and December 31, 1993, World's average regulatory liquidity ratio was 8%, 6%, and 8%, respectively, consistently exceeding the requirement.

     Effective December 31, 1993, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes three investment classifications: held to maturity, trading, and available for sale. At March 31, 1994, and December 31, 1993, the

Company had no securities held to maturity or for trading.  At
March 31, 1994, and December 31, 1993, the Company had securities available for sale in the amount of $1.8 billion and $1.6 billion, respectively, and unrealized gains on securities available for sale included in stockholders' equity of $35 billion and $41 million, respectively. The Company has other investments that are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The adoption of FAS 115 resulted in the reclassification of certain securities from the investment securities portfolio to the securities available for sale portfolio. Prior to December 31, 1993, securities were classified as either securities held for sale or investment securities. At March 31, 1993, the Company had $387 million of securities held for sale. Securities held for sale were recorded at the aggregate portfolio's lower of amortized cost or market, with any unrealized losses included in earnings.

          MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. At
March 31, 1994, March 31, 1993, and December 31, 1993, the Company had mortgage-backed securities held to maturity in the amount of $401 million, $1.8 billion, and $408 million, respectively. At March 31, 1994, and December 31, 1993, the Company had mortgage-backed securities available for sale in the amount of $966 million and $1.1 billion, respectively, and unrealized gains on mortgage-backed securities included in stockholders' equity of $30 million and $44 million, respectively.

     Repayments of MBS during the first quarter of 1994 were $133 million compared to $132 million in the same period of 1993. The portion of the Company's loans receivable represented by MBS was 5%, 7%, and 6% at March 31, 1994, and 1993, and December 31, 1993, respectively.

     LOAN PORTFOLIO

          LOAN VOLUME

     New loan originations for the quarter ended March 31, 1994, amounted to $1.2 billion compared to $1.5 billion for the same period in 1993. Refinanced loans constituted 59% of new loan originations for the quarter ended March 31, 1994, compared to 58% for the quarter ended March 31, 1993. In the first quarter of 1994, the rising cost of new fixed rate mortgages caused the volume of refinance activity in the marketplace to drop considerably from the high levels of 1993 with a corresponding decline in the overall mortgage demand. As a result of rising rates and increased competition in a smaller market, the Company's 1994 loan originations for both purchasing residences and refinances declined as compared to 1993. Although the Company has lending operations in 21 states, the primary mortgage origination focus continues to be on residential property in California. For the three months ended March 31, 1994, 70% of total loan originations were on residential properties in California compared to 78% for the same period in 1993. Although California originations continue to be a large portion of total originations, the decrease in 1994 as compared to 1993 was due to increased activity by the Company in markets outside California and the decrease of originations in California. The percentage of the total loan portfolio that is comprised of residential loans in California was 81% at March 31, 1994, compared to 83% at March 31, 1993, and 81% at December 31, 1993.

     The tables on the following two pages show the Company's loan portfolio by state at March 31, 1994, and 1993.

                                         TABLE 3

                                 Loan Portfolio by State
                                     March 31, 1994
                                     ($000s Omitted)


                       Residential
                       Real Estate                   Commercial                 Loans as
   State        ------------------------                Real         Total        a % of
                   1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- ------------    -----------   ----------    ------    --------    -----------   ---------
California      $16,352,122   $3,275,926    $  301    $ 86,024    $19,714,373     81.38%
Colorado            571,205      127,183       -0-       8,768        707,156      2.92
Illinois            435,400      144,526       -0-       5,167        585,093      2.42
New Jersey          533,170           40       -0-         165        533,375      2.20
Washington          221,688      223,613       -0-         837        446,138      1.84
Florida             320,076          -0-       393       2,372        322,841      1.33
Texas               275,161        2,732       612       1,835        280,340      1.16
Virginia            253,677          887       -0-       1,789        256,353      1.06
Arizona             185,775        4,297       -0-       1,866        191,938      0.79
Connecticut         184,135          -0-       -0-         -0-        184,135      0.76
Pennsylvania        152,926          -0-       -0-       9,183        162,109      0.67
Oregon              120,255        8,032       -0-       4,049        132,336      0.55
Maryland            130,711          -0-       -0-         675        131,386      0.54
Kansas              122,686        5,396       -0-         235        128,317      0.53
Nevada               94,118        1,386       -0-         -0-         95,504      0.39
Missouri             60,527        8,982       -0-          79         69,588      0.29
New York             64,900          173       -0-         648         65,721      0.27
Georgia              55,718          -0-       -0-       2,678         58,396      0.24
Ohio                 38,372        3,785     1,054       7,169         50,380      0.21
Utah                 40,822          139       -0-       2,297         43,258      0.18
Wisconsin             5,152        3,773       -0-         -0-          8,925      0.04
New Mexico            3,563          -0-       -0-         -0-          3,563      0.02
Idaho                   793          -0-       -0-         -0-            793      0.00
Delaware                231          -0-       -0-         -0-            231      0.00
Other                39,510          543       -0-      11,622         51,675      0.21
                -----------   ----------    ------    --------    -----------    ------
  Totals        $20,262,693   $3,811,413    $2,360    $147,458     24,223,924    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                            (100,948)
Loan discount on purchased loans                                       (7,909)
Undisbursed loan funds                                                 (2,957)
Allowance for loan losses                                            (113,497)
LTF interest reserve                                                     (852)
TDR interest reserve                                                   (1,341)
Loans on customer deposits                                             30,783
                                                                  -----------
  Total loan portfolio                                            $24,027,203
                                                                  ===========

(a)  The Company has no commercial loans.

                                         TABLE 4

                                 Loan Portfolio by State
                                     March 31, 1993
                                     ($000s Omitted)


                       Residential
                       Real Estate                   Commercial                 Loans as
   State        ------------------------                Real         Total        a % of
                   1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- ------------    -----------   ----------    ------    --------    -----------   ---------
California      $15,693,947   $3,189,113    $  324    $ 93,310    $18,976,694     83.39%
Colorado            584,846       83,363       -0-       7,441        675,650      2.97
New Jersey          532,292           42       -0-         310        532,644      2.34
Illinois            313,035      103,997       -0-       5,711        422,743      1.86
Washington          154,242      193,915       -0-       1,337        349,494      1.54
Florida             278,047          118        35       6,865        285,065      1.25
Virginia            188,706          -0-       -0-       2,956        191,662      0.84
Connecticut         161,515          -0-       -0-         -0-        161,515      0.71
Arizona             134,195        4,397       -0-       1,938        140,530      0.62
Kansas              129,555        5,531       -0-         355        135,441      0.60
Texas               113,655        4,996       624       4,452        123,727      0.54
Oregon               93,246        8,863       -0-       4,203        106,312      0.47
Pennsylvania         91,450          114       -0-      11,084        102,648      0.45
Maryland             89,226          -0-       -0-       3,070         92,296      0.41
Nevada               76,367        1,467       -0-         -0-         77,834      0.34
New York             75,063          177       -0-         680         75,920      0.33
Georgia              71,690          -0-       -0-       2,959         74,649      0.33
Missouri             65,583        8,258       -0-          82         73,923      0.32
Ohio                 58,096        6,387     1,352       3,747         69,582      0.31
Utah                 22,832          146       -0-       2,454         25,432      0.11
Other                40,862        6,143       -0-      15,028         62,033      0.27
                -----------   ----------    ------    --------    -----------    ------
  Totals        $18,968,450   $3,617,027    $2,335    $167,982     22,755,794    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                             (97,249)
Loan discount on purchased loans                                      (11,070)
Undisbursed loan funds                                                 (3,106)
Allowance for loan losses                                             (74,637)
LTF interest reserve                                                   (1,015)
TDR interest reserve                                                   (1,134)
Loans on customer deposits                                             32,466
                                                                  -----------
  Total loan portfolio                                            $22,600,049
                                                                  ===========

(a)  The Company has no commercial loans.

     Golden West continues to emphasize adjustable rate mortgages
(ARMs)--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 87% at March 31, 1994, compared to 88% at March 31, 1993, and 87% at December 31, 1993. Despite stiff competition from mortgage bankers who aggressively marketed fixed-rate mortgages at the lowest rates seen in the past 20 years, Golden West's ARM originations constituted approximately 78% of new mortgage loans made by the Company in the first quarter of 1994 compared to 86% in the first three months of 1993.

     The weighted average maximum lifetime cap rate on the Association's ARM and modified ARM loan portfolio was 13.74%, or 7.43% above the actual weighted average rate, at March 31, 1994, versus 14.09%, or 7.15% above the weighted average rate, at March 31, 1993.

     Approximately $4.5 billion of the Association's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. Due to the decline in interest rates, as of March 31, 1994, $1.4 billion of these loans had reached their rate floors. The weighted average floor rate on these loans was 7.43% at March 31, 1994.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the first quarter of 1994 were $958 million compared to $721 million in the same period of 1993. The increase in loan repayments was primarily due to higher mortgage payoffs within our loan portfolio.

     The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. See
"Accounting Changes" on page 7.

     It is too early to predict with any precision all of the potential losses to the Company resulting from the Northridge (Southern California) earthquake in January 1994; however, based on preliminary assessments of severity of damage, borrower equity, and levels of insurance coverage, the Company believes that any potential loss to the Company will not be material to the financial condition and results of operations of the Company. The first quarter 1994 loan loss reserve and provision for loan losses included $3.4 million in loss reserves specifically identified as earthquake losses.

          NONPERFORMING ASSETS

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

     The table below shows the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at March 31, 1994, and 1993, and December 31, 1993.

                                  TABLE 5

                           Nonperforming Assets
                              ($000s Omitted)

                                          March 31
                                  ------------------------      December 31
                                    1994            1993           1993
                                  --------        --------      -----------
Non-accrual loans                 $371,260        $301,733         $330,062
Real estate acquired
  through foreclosure               60,643          57,327           62,724
Loans in-substance foreclosed          -0-           9,351              -0-
Real estate in judgement             1,764             457            1,366
                                  --------        --------         --------
Total nonperforming assets        $433,667        $368,868         $394,152
                                  ========        ========         ========
Ratio of nonperforming
  assets to total assets             1.49%           1.34%            1.37%
                                  ========        ========         ========

     The increase in NPAs in 1994 and 1993 was primarily in single-family loans and foreclosed real estate in California. The continued weak California economy and high unemployment led to a slow down in the real estate market, resulting in an increase in loan delinquencies and, in certain areas, decreases in real estate prices. The growth in NPAs has also been impacted by a continued high level of bankruptcy filings, which often delay the collection process and extend the length of time a loan remains delinquent. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $6 million in the first quarter of both 1994 and 1993.

     The tables on the following two pages show the Company's nonperforming assets by state at March 31, 1994, and 1993.

                                                TABLE 6

                                     Nonperforming Assets by State
                                            March 31, 1994
                                            ($000s Omitted)


                      Non-Accrual Loans(a)
                ------------------------------
                                                       Real Estate Owned
                   Residential                  -------------------------------            NPAs as
                   Real Estate      Commercial    Residential        Commercial   Total     a % of
   State           1-4       5+    Real Estate    1-4       5+      Real Estate    NPAs     Loans
- -----------     --------  -------  -----------  -------   ------    -----------  --------  -------
California      $300,750  $23,780     $508      $46,135   $8,016      $4,566     $383,755   1.94%
Colorado           1,397      325      -0-          262      842         261        3,087   0.44
Illinois           3,024      628      -0-          218      -0-         -0-        3,870   0.66
New Jersey        13,988      -0-        3          647      -0-         -0-       14,638   2.74
Washington           553      -0-      -0-          -0-      -0-         -0-          553   0.12
Florida            3,951      -0-      314        1,079      -0-         -0-        5,344   1.66
Texas              1,600      -0-      -0-          160      -0-         -0-        1,760   0.63
Virginia             800      -0-      -0-          320      -0-         -0-        1,120   0.44
Arizona            1,277      -0-      -0-          115      -0-         -0-        1,392   0.73
Connecticut        4,732      -0-      -0-          566      -0-         -0-        5,298   2.88
Pennsylvania       1,932      -0-      -0-          -0-      -0-         -0-        1,932   1.19
Oregon               392      -0-      -0-          -0-      -0-         -0-          392   0.30
Maryland           1,792      -0-      -0-          -0-      -0-         -0-        1,792   1.36
Kansas               898       40      -0-          278      -0-         -0-        1,216   0.95
Nevada               469      -0-      -0-          -0-      -0-         -0-          469   0.49
Missouri             427      375      -0-           19      -0-         -0-          821   1.18
New York           4,687      -0-      -0-          533      -0-         -0-        5,220   7.94
Georgia            1,923      -0-      -0-          140      -0-         -0-        2,063   3.53
Ohio                   7      -0-       58          -0-      -0-          80          145   0.29
Utah                 156      -0-      -0-          -0-      -0-         -0-          156   0.36
Wisconsin              2      -0-      -0-          -0-      -0-         -0-            2   0.02
New Mexico            18      -0-      -0-          -0-      -0-         -0-           18   0.50
Idaho                -0-      -0-      -0-          -0-      -0-         -0-          -0-   0.00
Delaware             -0-      -0-      -0-          -0-      -0-         -0-          -0-   0.00
Other                453      -0-      -0-          -0-      -0-         -0-          453   0.96
                --------  -------     ----      -------   ------      ------     --------  -----
  Totals        $345,228  $25,148     $883      $50,472   $8,858      $4,907      435,496   1.80
                ========  =======     ====      =======   ======      ======
REO general valuation allowance                                                    (1,829) (0.01)
                                                                                 --------  -----
                                                                                 $433,667   1.79%
                                                                                 ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

                                                TABLE 7

                                     Nonperforming Assets by State
                                            March 31, 1993
                                            ($000s Omitted)


                      Non-Accrual Loans(a)
                ------------------------------
                                                       Real Estate Owned
                   Residential                  -------------------------------            NPAs as
                   Real Estate      Commercial    Residential        Commercial   Total     a % of
   State           1-4       5+    Real Estate    1-4       5+      Real Estate    NPAs     Loans
- -----------     --------  -------  -----------  -------   ------    -----------  --------  -------
California      $228,507  $21,034     $  978    $45,282  $ 1,421      $5,236     $302,458   1.59%
Colorado           2,316      530        -0-      1,649    6,198       2,641       13,334   1.97
New Jersey        14,577      -0-        -0-      1,061      -0-          88       15,726   2.95
Illinois           2,084    2,618        -0-        285      -0-         -0-        4,987   1.18
Washington           839      -0-        -0-        -0-      -0-         -0-          839   0.24
Florida            5,476      -0-        154        977      -0-         -0-        6,607   2.32
Virginia           1,546      -0-        -0-        933      -0-         -0-        2,479   1.29
Connecticut        4,059      -0-        -0-        348      -0-         -0-        4,407   2.73
Arizona            1,707      -0-        -0-        497      -0-         -0-        2,204   1.57
Kansas             1,314      -0-        112        156      -0-         -0-        1,582   1.17
Texas              1,949      -0-        -0-        167      351         -0-        2,467   1.99
Oregon               251      -0-        -0-        -0-      -0-         -0-          251   0.24
Pennsylvania         608      -0-        -0-        -0-      -0-         -0-          608   0.59
Maryland           1,431      -0-        -0-        180      -0-         -0-        1,611   1.75
Nevada               521      -0-        -0-        -0-      -0-         -0-          521   0.67
New York           4,463      -0-        -0-        889      -0-         -0-        5,352   7.05
Georgia            2,519      -0-        -0-        464      -0-         -0-        2,983   4.00
Missouri             860      -0-        -0-        -0-      626         -0-        1,486   2.01
Ohio                  68      -0-        -0-         43      -0-         109          220   0.32
Utah                  30      -0-        -0-        -0-      -0-         -0-           30   0.12
Other              1,182      -0-        -0-         36      -0-         -0-        1,218   1.96
                --------  -------     ------    -------  -------      ------     --------  -----
  Totals        $276,307  $24,182     $1,244    $52,967  $ 8,596      $8,074      371,370   1.63
                ========  =======     ======    =======  =======      ======
REO general valuation allowance                                                    (2,502) (0.01)
                                                                                 --------  -----
                                                                                 $368,868   1.62%
                                                                                 ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

     The Company's troubled debt restructured (TDRs), which are loans that have been modified due to a weakness in the collateral and/or borrower, were $38 million or 0.13% of assets at March 31, 1994, compared to $14 million or 0.05% of assets at March 31, 1993, and $37 million or 0.13% of assets at December 31, 1993. The increase from March 1993 to March 1994 is due in part to the December 31, 1993, FAS 114 reclassification of in-substance foreclosed loans previously discussed, which included loans that had been modified. The great majority of the Company's TDRs have temporary interest rate reductions and have been made primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $120 thousand for the three months ended
March 31, 1994, compared to $60 thousand for the quarter ended
March 31, 1993.

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

     The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1994, and 1993.

                                  TABLE 8

                 Changes in the Allowance for Loan Losses
                              ($000s Omitted)

                                                       1994          1993
                                                     --------      -------
Beginning allowance for loan losses                  $106,698      $70,924
Provision charged to expense                           16,492       11,459
Less loans charged off                                 (9,954)      (8,120)
Add recoveries                                            261          374
                                                     --------      -------
Ending allowance for loan losses                     $113,497      $74,637
                                                     ========      =======
Ratio of net chargeoffs to average loans
  outstanding (excluding MBS)                           0.16%        0.14%
                                                     ========      =======
Ratio of allowance for loan losses to
  nonperforming assets                                  26.2%        20.2%
                                                     ========      =======

     The Company continues to use a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach utilizes a data base that identifies losses on loans and fore-closed real estate from past years to the present, broken down by year of origination, type of loan and geographical area. Management is then able to estimate a range of loss allowances to cover losses in the portfolio. The increase in the allowance and the provision in 1994 over 1993 was considered prudent given the slowdown in the California housing market, the increase in the size of the loan portfolio, and the increase in nonper-forming assets and loan losses experienced by the Association in 1994, including the reserve for earthquake losses previously noted.

     Chargeoffs increased as a result of the increase in nonperforming loans, the increase in the percentage of nonperforming loans that became real estate owned, and the increased losses on real estate owned primarily due to the weakened California housing market.

          CUSTOMER DEPOSITS

     Customer deposits increased during the first quarter of 1994 by $97 million, including interest credited of $134 million. In the first three months of 1993, customer deposits increased by $9 million, including interest credited of $139 million. The increase in the open market yields during the first quarter of 1994 resulted in the net increase of customer deposits compared with no growth during the same period a year ago. The Company has no brokered deposits.

     The table below shows the Company's customer deposits by interest rate and by remaining maturity at March 31, 1994, and 1993.

                                  TABLE 9

                             Customer Deposits
                           (Dollars in millions)

                                           1994                 1993
                                     -----------------    -----------------
                                      Rate*    Amount      Rate*    Amount
                                     -----------------    -----------------
Customer deposits by interest rate:
Interest-bearing checking
  accounts                            1.27%    $   740     1.72%    $   689
Passbook accounts                     2.08         642     2.58         575
Money market deposit accounts         3.06       2,386     3.76       2,567
Term certificate accounts with
  original maturities of:
    4 weeks to 1 year                 3.15       3,928     3.30       4,287
    1 to 2 years                      3.81       4,681     4.04       3,888
    2 to 3 years                      4.49       1,772     5.40       1,289
    3 to 4 years                      5.99       1,138     6.85       1,292
    4 years and over                  5.36       2,071     6.39       1,781
Retail jumbo CDs                      4.56         144     5.60         106
All other                             7.78          17     7.76          22
                                               -------              -------
                                               $17,519              $16,496
                                               =======              =======

Customer deposits by remaining maturity:
No contractual maturity                        $ 3,768              $ 3,831
Maturity within one year:
  2nd quarter                                    3,805                3,912
  3rd quarter                                    2,737                2,628
  4th quarter                                    1,485                1,298
  1st quarter                                    1,259                1,397
                                               -------              -------
                                                 9,286                9,235

1 to 2 years                                     2,463                1,597
2 to 3 years                                       482                  474
3 to 4 years                                       807                  201
4 years and over                                   713                1,158
                                               -------              -------
                                               $17,519              $16,496
                                               =======              =======

*Weighted average interest rate.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses FHLB borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.2 billion at March 31, 1994, compared to $6.6 billion and $6.3 billion at March 31, 1993, and December 31, 1993, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $583 million, $433 million, and $377 million at March 31, 1994, and 1993, and December 31, 1993, respectively.

     OTHER BORROWINGS

     Golden West currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company had issued a total of $1.0 billion of subordinated debt at March 31, 1994. As of March 31, 1994, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. At
March 31, 1994, $1.2 billion was available for issuance. The Association had medium-term notes outstanding under the current and prior registrations with principal amounts of $677 million at March 31, 1994, compared to $478 million at March 31, 1993, and $677 million at December 31, 1993. As of March 31, 1994, the Association's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of March 31, 1994, the Association had issued a total of $200 million of subordinated notes. As of March 31, 1994, World's subordinated notes were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased in the first three months of 1994 and 1993 through the retention of a high percentage of net earnings. However, the increase in stockholders' equity in 1994 was partially offset by a $20 million decrease in unrealized gains on securities available for sale due to the adoption of FAS 115 as of December 31, 1993 and the subsequent decrease in market values of securities available for sale.

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

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. As of March 31, 1994, 630,900 shares had been repurchased and retired at a cost of $24.3 million, of which 426,900 shares were purchased and retired at a cost of $16.5 million during the first quarter of 1994.

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table below shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1994, and 1993.

                                 TABLE 10

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                        Under Current Requirements
                              ($000s Omitted)
.
                                      1994                                          1993
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------  ------     ----------    -----    ----------   -----
     Tangible      $2,083,093    7.38%    $  423,482   1.50%     $1,777,219    6.59%    $  404,510   1.50%
     Core           2,188,964    7.75        846,965   3.00       1,979,474    7.34        809,020   3.00
     Risk-based     2,485,765   15.79      1,259,556   8.00       2,245,626   16.20      1,109,051   8.00

     During the first quarter of 1994, the Office of Thrift Supervision changed the regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken the conservative approach and pending any further clarification from the OTS, has weighted the Association's entire multi-family portfolio at 100%. This change caused a decrease in the risk-based capital ratio from March 1993 to March 1994.

     The table below shows World's regulatory capital ratios and compares them to the fully phased-in 1995 OTS minimum requirements at March 31, 1994, and 1993.

                                 TABLE 11

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                    Under Fully Phased-In Requirements
                              ($000s Omitted)
.
                                      1994                                          1993
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------  ------     ----------    -----    ----------   -----
     Tangible      $2,083,093    7.38%    $  423,482   1.50%     $1,777,219    6.59%    $  404,510   1.50%
     Core           2,083,093    7.38        846,965   3.00       1,777,219    6.59        809,020   3.00
     Risk-based     2,378,993   15.21      1,251,014   8.00       2,039,673   14.93      1,092,575   8.00

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates to resolve the problems of insured depository institutions at the least possible long-term loss to the deposit insurance fund. In response to this requirement, the OTS adopted final rules as to capital adequacy, effective
December 19, 1992, based upon FDICIA's five capital tiers. The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. A savings association is "adequately capitalized" if its total risk-based capital ratio is 8% or greater, its Tier 1 risk-based capital ratio is 4% or greater, and its leverage ratio is 4% or greater (3% or greater for one-rated institutions). An institution is considered "undercapitalized" if its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is less than 4% (less than 3% for one-rated institutions). An institution is "significantly undercapitalized" if its total risk-based capital ratio is less than 6%, its Tier 1 risk-based capital ratio is less than 3%, or its leverage ratio is less than 3%. A savings association is deemed to be "critically undercapitalized" if itsratio of tangible equity to total assets is equal to, or less than, 2%. At its discretion, the OTS may determine that an institution is in a capitalization category that is lower than is indicated by its actual capital position. As used herein, total risk-based capital ratio means the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. World met the "well capitalized" standard as of March 31, 1994.

     The table below shows a reconciliation of World's equity capital to regulatory capital under FIRREA and FDICIA at March 31, 1994.

                                 TABLE 12

          Reconciliation of Equity Capital to Regulatory Capital
                          Under FIRREA and FDICIA
                              ($000s Omitted)
                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in surplus                     233,441
Retained earnings                 1,921,476
Unrealized gains on
  securities available for sale      61,123
                                -----------
Equity capital                  $ 2,216,190  $ 2,216,190  $ 2,216,190   $ 2,216,190  $ 2,216,190  $ 2,216,190
                                ===========
Positive goodwill (1) (2)                       (228,991)    (228,991)     (228,991)    (228,991)    (228,991)
Negative goodwill (1) (3)                         95,894       95,894        95,894       95,894       95,894
Qualifying supervisory
  positive goodwill (1) (2)                                   105,871       105,871      105,871      105,871
Equity/other investments (4)                                                                           (1,351)
Subordinated debt                                                                                     198,930
General valuation allowances                                                                           99,222
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 2,083,093  $ 2,188,964   $ 2,188,964  $ 2,188,964  $ 2,485,765
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $28,358,391
                                ===========
Adjusted total assets                        $28,232,164  $28,232,164   $28,232,164
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $15,744,452  $15,744,452
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                7.81%        7.38%        7.75%         7.75%       13.90%       15.79%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Ratio Requirements:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) All goodwill is required to be deducted from tangible capital. Goodwill arising prior to April 12, 1989, in excess of a sliding scale limit (0.375% of assets at March 31, 1994), is required to be deducted from all other capital computations on a phased-in basis through December 1994. Goodwill arising after April 12, 1989, must be deducted from all capital computations.
(2) All but $2,296 of the Association's positive goodwill arose prior to April 12, 1989.
(3)  The Association's negative goodwill arose after April 12, 1989.
(4) Equity and certain other investments are required to be deducted from total risk-based capital on a phased-in basis (40% at March 31, 1994) through June 1994.

     The table below compares World's regulatory capital to the well capitalized classification of FDICIA's capital standards at March 31, 1994.

                                 TABLE 13

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                    ACTUAL           WELL CAPITALIZED
                            -------------------    -------------------
                              Capital     Ratio      Capital     Ratio
                            ----------   ------    ----------   ------
     Leverage               $2,188,964    7.75%    $1,411,608    5.00%
     Tier 1 risk-based       2,188,964   13.90        944,667    6.00
     Total risk-based        2,485,765   15.79      1,574,445   10.00

     World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at March 31, 1994, were 7.38%, 13.32%, and 15.21%, respectively.


     RESULTS OF OPERATIONS

          PROFIT MARGINS/SPREADS

     An important determinant of Golden West's earnings is its profit margin or primary spread--the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1994, and 1993, and December 31, 1993.

                                     TABLE 14

                             Yield on Earning Assets,
                        Cost of Funds, and Primary Spread,
                      Including Effect of Purchase Accounting

                                          March 31
                                  ------------------------      December 31
                                   1994              1993          1993
                                  ------            ------      -----------
Yield on loan portfolio            6.69%             7.38%            6.84%
Yield on investments               4.25              3.54             3.80
                                   ----              ----             ----
Yield on earning assets            6.47              7.08             6.61
                                   ----              ----             ----
Cost of customer deposits          3.79              4.25             3.92
Cost of borrowings                 4.60              5.26             4.69
                                   ----              ----             ----
Cost of funds                      4.06              4.60             4.18
                                   ----              ----             ----
Primary spread                     2.41%             2.48%            2.43%
                                   ====              ====             ====

     The Company's primary spread is somewhat dependent on changes in interest rates because Golden West's liabilities tend to respond somewhat more rapidly to rate movements than its assets. Because of the relatively stable interest rate environment during 1993 and 1994, the benefit from Eleventh District FHLB Cost of Funds Index (the COFI) timing lag was significantly smaller, resulting in a lower spread than a year ago. The yield on most of the Company's ARMs is tied to the COFI, and the COFI responds more slowly to changes in market rates.

     The table below shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1994, and 1993, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                 TABLE 15

                    Selected Revenue and Expense Items
                     as Percentages of Total Revenues

                                                               1994   1993
                                                              ------ ------
Interest on loans                                              85.9%  85.7%
Interest on mortgage-backed securities                          6.1    8.2
Interest and dividends on investments                           5.5    3.6
                                                               ----   ----
                                                               97.5   97.5
Less:
  Interest on customer deposits                                35.7   37.0
  Interest on advances and other borrowings                    21.1   22.2
                                                               ----   ----
                                                               56.8   59.2

Net interest income                                            40.7   38.3
  Provision for loan losses                                     3.6    2.4
                                                               ----   ----
Net interest income after provision for
  loan losses                                                  37.1   35.9

Add:
  Fees                                                          1.7    1.5
  Gain on the sale of securities and
    mortgage-backed securities                                  0.0    0.3
  Other non-interest income                                     0.8    0.7
                                                               ----   ----
                                                                2.5    2.5
Less:
  General and administrative expenses                          15.7   13.6
  Amortization of goodwill                                      0.1   (0.1)
  Taxes on income                                               9.7    9.8
                                                               ----   ----
  Net earnings                                                 14.1%  15.1%
                                                               ====   ====

         INTEREST ON LOANS

     In the first quarter of 1994, interest on loans was lower than in the comparable 1993 period by $9.0 million or 2.2%. The 1994 decrease was due primarily to a 64 basis point decrease in the average portfolio yield, which was partially offset off by a $1.7 billion increase in the average portfolio balance.

          INTEREST ON MORTGAGE-BACKED SECURITIES

     In the first quarter of 1994, interest on mortgage-backed securities was lower than in the comparable 1993 period by $10.6 million or 27.3%. The 1994 decrease was due primarily to a 70 basis point decrease in the average portfolio yield and a $363 million decrease in the average portfolio balance.

          INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first three months of 1994, interest and dividends on investments was $8.3 million or 48.4% higher than for the same period in 1993. The increase was primarily due to a 25 basis point increase in the average portfolio yield as well as a $609 million increase in the average portfolio balance.

          INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of less than one year. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. In the first quarter of 1994, interest on customer deposits decreased by $10.5 million or 5.9% from the comparable period in 1993. The decrease was primarily due to a 47 basis point decrease in the average cost of deposits, which was partially offset by an $894 million increase in the average deposit balance.

          INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the first three months of 1994, interest on advances and other borrowings decreased by $7.7 million or 7.3% compared to the same period a year earlier. The decrease was primarily due to a 72 basis point decrease in the average cost of these borrowings, which was mostly offset by a $694 million increase in their average balance.

          PROVISION FOR LOAN LOSSES

     The provision for loan losses was $16.5 million for the three months ended March 31, 1994, compared to $11.5 million for the same period of

1993. The 1994 increase in provision over 1993 reflected increased chargeoffs, increased nonperforming assets, and the continued weak California economy. In addition, the provision for the first three months of 1994 included $3.4 million in specific earthquake loss reserves.

          GENERAL AND ADMINISTRATIVE EXPENSES

     For the first three months of 1994, general and administrative expenses (G & A) increased by $8.0 million or 12.4% from the comparable period in 1993. The primary reasons for the increase were general inflation, growth of mortgage and deposit balances, the expansion of loan origination capacity outside California, and the installation of enhancements to data processing systems. The increase in 1994 was also due to the relocation of some of our administrative operations to San Antonio, Texas. In addition, during the first six months of 1993, the Company received a reduction in the FDIC premium due to the settlement of the FSLIC secondary reserve. As a result, deposit insurance expense for the first three months of 1993 included a credit of $1.4 million. G & A as a percentage of average assets on an annualized basis was 1.01% for the first quarter of 1994 compared to 0.97% for the same period in 1993.

          TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FAS 109 requires a change from the deferred method to the liability method of computing deferred income taxes. The Company has applied FAS 109 prospectively. FAS 109 required the Company to adjust its purchase accounting for prior business combinations by increasing deferred tax assets and reducing goodwill by $23 million to reflect the non-taxability of purchase accounting income. This deferred tax asset is being amortized over the remaining lives of the related purchased assets.

     The corporate tax rate for the first quarter of 1994 was 40.9% comparable to 39.4% for the same period a year ago. This increase is primarily due to the effect of the federal legislation enacted during the third quarter of 1993 that increased the federal corporate income tax rate from 34% to 35%.

          LIQUIDITY AND CAPITAL RESOURCES

     The Association's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of the Association's liquidity positions at March 31, 1994, and 1993, and December 31, 1993, see the cash and investments section on page 10.

     The principal sources of funds for the Association's parent, Golden West, are dividends from World and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of the parent company are for payment of interest on subordinated debt securities, dividends to stockholders, and general and administrative expenses. At March 31, 1994, and 1993, and December 31, 1993, the parent company's total cash and investments amounted to $964 million (including a $150 million short-term loan to World), $724 million (including a $220 million short-term loan to World), and $956 million (including a $150 million short-term loan to the Association), respectively.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  April 28, 1994 - Annual Meeting.

     (b)  Directors elected:

          Kenneth T. Rosen

          For:  56,917,791   Against:  10,710   Withheld:  466,138

          William D. McKee

          For:  56,916,859   Against:  11,920   Withheld:  465,860

          Herbert M. Sandler

          For:  56,918,305   Against:  10,724   Withheld:  465,610

          Other Directors continuing in office are:

          Louis J. Galen, William Patrick Kruer, Bernard A. Osher, Paul Sack, and Marion O. Sandler

     (c)  Ratification  of  the   appointment   of   Deloitte & Touche,
          independent public accountants, to examine the accounts of the Company for the fiscal year 1994:

          For:  57,302,398    Against:  29,076  Abstain:  63,165

          PASSED

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement of Computation of Earnings Per Share


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GOLDEN WEST FINANCIAL CORPORATION




Dated:  May 10, 1994.                     /s/ J. L. Helvey
                                          ---------------------------------
                                          J. L. Helvey
                                          Group Senior Vice President (duly
                                          authorized and principal
                                          financial officer)

                                 EXHIBIT 11

                      Golden West Financial Corporation

               Statement of Computation of Earnings Per Share
                  ($000s omitted except per share amounts)


                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      1994          1993
                                                   -----------  -----------
Line 1:
  Average Number of Common
    Shares Outstanding                              63,934,636   63,965,453
                                                   ===========  ===========


Line 2:
  Net Earnings                                     $    65,296  $    71,584
                                                   ===========  ===========


Line 3:
  Earnings Per Common Share
    (Line 2 divided by Line 1)                           $1.02        $1.12
                                                         =====        =====