Form 10-Q
period 1994-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1994-08-10
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


For Quarter Ended June 30, 1994               Commission File Number 1-4629


                      GOLDEN WEST FINANCIAL CORPORATION


          Delaware                                 95-2080059
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


1901 Harrison Street, Oakland, California                           94612
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:          (510) 446-3420


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No


     The number of shares outstanding of the registrant's common stock on July 31, 1994, was 61,731,555 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or the Company) for the three and six months ended June 30, 1994, and 1993, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the six months ended
June 30, 1994, are not necessarily indicative of the results for the full year.

                     Golden West Financial Corporation
               Consolidated Statement of Financial Condition
                                (Unaudited)
                              ($000s Omitted)


                                                                   June 30       June 30     December 31
                                                                     1994          1993          1993
                                                                 -----------   -----------   -----------
Assets:
Cash                                                             $   113,570   $   142,542   $   243,185
Securities available for sale                                      1,791,087       683,788     1,636,586
Other investments                                                    367,200     1,941,304       538,100
Mortgage-backed securities available for sale at fair value          764,197           -0-     1,114,069
Mortgage-backed securities held to maturity at cost                  506,134     1,594,572       408,467
Loans receivable                                                  24,640,665    23,272,245    23,912,571
Interest earned but uncollected                                      199,262       166,813       175,080
Investment in capital stock of Federal Home Loan Banks--at
  cost, which approximates fair value                                324,141       364,203       325,737
Real estate held for sale or investment                               63,307        76,938        67,156
Prepaid expenses and other assets                                    188,009       146,013       108,832
Premises and equipment--at cost less accumulated depreciation        178,022       151,494       162,751
Goodwill arising from acquisitions                                   137,609       133,526       136,754
                                                                 -----------   -----------   -----------
                                                                 $29,273,203   $28,673,438   $28,829,288
                                                                 ===========   ===========   ===========

Liabilities and Stockholders' Equity:
Customer deposits                                                $17,914,826   $17,061,224   $17,422,484
Advances from Federal Home Loan Banks                              6,222,799     6,839,843     6,281,691
Securities sold under agreements to repurchase                       380,396       533,347       442,874
Medium-term notes                                                    664,028       676,194       676,540
Accounts payable and accrued expenses                                423,615       378,273       355,799
Taxes on income                                                      338,309       301,018       364,235
Subordinated notes--net of discount                                1,220,804     1,021,135     1,220,061
Stockholders' equity                                               2,108,426     1,862,404     2,065,604
                                                                 -----------   -----------   -----------
                                                                 $29,273,203   $28,673,438   $28,829,288
                                                                 ===========   ===========   ===========

                                       Golden West Financial Corporation
                                    Consolidated Statement of Net Earnings
                                                  (Unaudited)
                                   ($000s omitted except per share figures)


                                                   Three Months Ended June 30         Six Months Ended June 30
                                                     1994              1993             1994            1993
                                                   --------          --------         --------        --------
  Interest Income:
    Interest on loans                              $395,999          $410,080         $794,051        $817,135
    Interest on mortgage-backed securities           26,144            37,145           54,417          76,024
    Interest and dividends on investments            35,318            24,848           60,688          41,941
                                                   --------          --------         --------        --------
                                                    457,461           472,073          909,156         935,100
  Interest Expense:
    Interest on customer deposits                   166,629           175,990          331,996         351,813
    Interest on advances                             63,022            75,872          121,912         143,012
    Interest on repurchase agreements                10,156             9,464           17,095          20,086
    Interest on other borrowings                     31,826            30,505           63,431          57,831
                                                   --------          --------         --------        --------
                                                    271,633           291,831          534,434         572,742
                                                   --------          --------         --------        --------
      Net Interest Income                           185,828           180,242          374,722         362,358
  Provision for loan losses                          17,946            13,182           34,438          24,641
                                                   --------          --------         --------        --------
      Net Interest Income after Provision for
        Loan Losses                                 167,882           167,060          340,284         337,717
  Non-Interest Income:
    Fees                                              7,739             7,096           15,680          14,123
    Gain (loss) on the sale of securities and
      mortgage-backed securities                        (34)            2,724              (33)          4,248
    Other                                             3,730             3,608            7,212           6,964
                                                   --------          --------         --------        --------
                                                     11,435            13,428           22,859          25,335
  Non-Interest Expense:
    General and administrative:
      Personnel                                      35,937            31,327           71,918          63,152
      Occupancy                                      10,757             9,644           21,120          19,328
      Deposit insurance                              10,061             8,062           20,121          16,124
      Advertising                                     2,800             3,485            5,235           5,310
      Other                                          14,145            11,801           28,143          25,215
                                                   --------          --------         --------        --------
                                                     73,700            64,319          146,537         129,129
    Amortization of goodwill arising
      from acquisitions                                 647              (449)           1,225            (898)
                                                   --------          --------         --------        --------
                                                     74,347            63,870          147,762         128,231
                                                   --------          --------         --------        --------
  Earnings Before Taxes on Income                   104,970           116,618          215,381         234,821
    Taxes on income                                  43,027            46,035           88,142          92,654
                                                   --------          --------         --------        --------
  Net Earnings                                     $ 61,943          $ 70,583         $127,239        $142,167
                                                   ========          ========         ========        ========
  Net earnings per share                           $    .98          $   1.10         $   2.00        $   2.22
                                                   ========          ========         ========        ========

                                           Golden West Financial Corporation
                                         Consolidated Statement of Cash Flows
                                                      (Unaudited)
                                                    ($000s Omitted)

                                                             Three Months Ended June 30      Six Months Ended June 30
                                                                1994           1993             1994         1993
                                                             -----------    -----------      -----------  -----------
Cash Flows From Operating Activities:
  Net earnings                                               $    61,943    $    70,583      $   127,239  $   142,167
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                     17,946         13,182           34,438       24,641
    Amortization of loan fees and discounts                       (8,035)       (11,427)         (16,822)     (21,722)
    Depreciation and amortization                                  4,519          3,322            8,972        6,523
    Reduction of a valuation allowance on investments                -0-         (2,750)             -0-       (4,250)
    Loans originated for sale                                    (16,584)      (130,080)         (84,487)    (166,552)
    Sales of loans originated for sale                            35,857        113,254          137,583      159,824
    (Increase) in interest earned but uncollected                (22,005)        (3,965)         (24,182)      (9,090)
    Federal Home Loan Bank stock dividends                        (4,392)        (2,859)         (10,617)      (5,127)
    (Increase) in prepaid expenses and other assets              (17,681)        (5,627)         (74,739)     (11,866)
    Increase in accounts payable and accrued expenses             26,271          5,982           67,816       17,147
    Increase (decrease) in taxes on income                       (28,749)        23,886           (2,640)      67,154
    Other, net                                                    (8,383)        (5,836)         (13,122)      (5,467)
                                                             -----------    -----------      -----------  -----------
      Net cash provided by operating activities                   40,707         67,665          149,439      193,382

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,607,747)    (1,684,272)      (2,768,778)  (3,098,923)
    Real estate loans purchased                                     (755)          (852)            (864)      (1,042)
    Other, net                                                       449          9,254            2,818       17,501
                                                             -----------    -----------      -----------  -----------
                                                              (1,608,053)    (1,675,870)      (2,766,824)  (3,082,464)
  Real estate loan principal payments:
    Monthly payments                                             157,284        142,132          299,494      280,238
    Payoffs, net of foreclosures                                 660,701        714,667        1,382,614    1,231,844
    Refinances                                                   100,099        109,338          194,304      175,458
                                                             -----------    -----------      -----------  -----------
                                                                 918,084        966,137        1,876,412    1,687,540
  Purchases of mortgage-backed securities available for sale        (196)           -0-             (581)         -0-
  Purchases of mortgage-backed securities held to maturity       (20,246)           -0-          (20,355)     (98,558)
  Sales of mortgage-backed securities                                119            -0-              131          138
  Repayments of mortgage-backed securities                        96,432        163,400          229,250      295,463
  Sales of real estate                                            54,868         47,854          105,860       93,384
  Purchases of securities available for sale                    (882,585)    (1,381,111)      (2,003,185)  (2,441,791)
  Sales and maturities of securities available for sale          890,881      1,087,343        1,839,907    1,923,360
  Decrease (increase) in other investments                       418,425       (239,869)         170,900   (1,146,865)
  Redemptions of Federal Home Loan Bank stock                      7,775          7,591            7,775        7,591
  Purchases of Federal Home Loan Bank stock                          -0-        (22,918)             -0-      (79,713)
  Additions to premises and equipment                            (13,387)        (5,381)         (23,238)     (14,783)
                                                             -----------    -----------      -----------  -----------
    Net cash used in investing activities                       (137,883)    (1,052,824)        (583,948)  (2,856,698)

                                           Golden West Financial Corporation
                                   Consolidated Statement of Cash Flows (Continued)
                                                      (Unaudited)
                                                    ($000s Omitted)


                                                              Three Months Ended June 30      Six Months Ended June 30
                                                                 1994            1993            1994          1993
                                                              ----------      ----------      ----------    ----------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase in deposits, net                                 $  257,749      $ 424,187       $  220,926    $  294,927
    Interest credited                                            137,756        141,442          271,416       280,051
                                                              ----------      ---------       ----------    ----------
                                                                 395,505        565,629          492,342       574,978

  Additions to Federal Home Loan Bank advances                    13,000        505,000           23,000     1,679,200
  Repayments of Federal Home Loan Bank advances                  (16,883)      (300,000)         (82,022)     (338,900)
  Increase (decrease) in securities sold under agreements
    to repurchase                                               (267,137)        32,340          (62,478)      (23,363)
  Proceeds from medium-term notes                                    -0-        199,624              -0-       609,179
  Repayments of medium-term notes                                (12,865)        (1,500)         (12,865)      (14,500)
  Proceeds from subordinated debt                                    -0-            -0-              -0-        98,786
  Dividends on common stock                                       (4,752)        (4,160)          (9,551)       (8,318)
  Purchase and retirement of Company stock                       (27,041)            -0-         (43,532)          -0-
                                                              ----------      ---------       ----------    ----------
    Net cash provided by financing activities                     79,827        996,933          304,894     2,577,062
                                                              ----------      ---------       ----------    ----------
Net Increase (Decrease) in Cash                                  (17,349)        11,774         (129,615)      (86,254)
Cash at beginning of period                                      130,919        130,768          243,185       228,796
                                                              ----------      ---------       ----------    ----------
Cash at end of period                                         $  113,570      $ 142,542       $  113,570    $  142,542
                                                              ==========      =========       ==========    ==========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                  $  270,841      $ 282,879       $  540,191    $  556,509
    Income taxes                                                  71,777         22,157           90,782        27,697
  Cash received for interest and dividends                       435,456        468,108          884,974       926,010
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   60,719         61,810          114,155       112,112

                               Golden West Financial Corporation
                        Consolidated Statement of Stockholders' Equity
                                          (Unaudited)
                           ($000s omitted except per share figures)


                                                                  Six Months Ended June 30
                                                                  1994               1993
                                                               ----------         ----------
Common Stock:
  Balance at January 1                                         $    6,393         $    6,392
  Common stock issued upon exercise of stock options -
    130,600 shares (1994) and 75,250 shares (1993)                     13                  8
  Common stock retired upon purchase of treasury stock -
    1,121,400 shares (1994) and -0- shares (1993)                    (112)               -0-
                                                               ----------         ----------

  Balance at June 30                                                6,294              6,400
                                                               ----------         ----------

Paid-in Capital:
  Balance at January 1                                             40,899             36,186
  Common stock issued upon exercise of stock options -
    130,600 shares (1994) and 75,250 shares (1993)                  1,833              1,149
                                                               ----------         ----------

  Balance at June 30                                               42,732             37,335
                                                               ----------         ----------

Retained Earnings:
  Balance at January 1                                          1,933,593          1,684,820
  Net earnings                                                    127,239            142,167
  Cash dividends on common stock - $.15 per share (1994)
    and $.13 per share (1993)                                      (9,551)            (8,318)
  Retirement of treasury stock                                    (43,420)               -0-
                                                               ----------         ----------

  Balance at June 30                                            2,007,861          1,818,669
                                                               ----------         ----------

Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                             84,719                -0-
  Change during period                                            (33,180)               -0-
                                                               ----------         ----------

  Balance at June 30                                               51,539                -0-
                                                               ----------         ----------

Total Stockholders' Equity at June 30                          $2,108,426         $1,862,404
                                                               ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1993, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1994, and 1993, respectively.

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

     ACCOUNTING CHANGES

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan." FAS 114 imposes certain requirements on the measurement of impaired loans. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement. FAS 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. Amounts at June 30, 1993, have not been restated.

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

                                           Golden West Financial Corporation
                                                 Financial Highlights
                                                      (Unaudited)
                                       ($000s omitted except per share figures)

                                                               June 30        June 30      December 31
                                                                 1994           1993           1993
                                                             -----------    -----------    -----------
Assets                                                       $29,273,203    $28,673,438    $28,829,288
Loans receivable                                              24,640,665     23,272,245     23,912,571
Mortgage-backed securities                                     1,270,331      1,594,572      1,522,536
Customer deposits                                             17,914,826     17,061,224     17,422,484
Stockholders' equity                                           2,108,426      1,862,404      2,065,604
Stockholders' equity/total assets                                   7.20%          6.50%          7.16%
Book value per common share                                  $     33.50    $     29.10    $     32.31
Common shares outstanding                                     62,938,135     64,000,060     63,928,935
Yield on loan portfolio                                             6.62%          7.18%          6.84%
Yield on investments                                                4.96%          3.45%          3.80%
Yield on earning assets                                             6.50%          6.83%          6.61%
Cost of deposits                                                    3.82%          4.16%          3.92%
Cost of borrowings                                                  5.01%          4.98%          4.69%
Cost of funds                                                       4.20%          4.45%          4.18%
Yield on earning assets less cost of funds                          2.30%          2.38%          2.43%
Ratio of nonperforming assets to total assets                       1.37%          1.37%          1.37%
Ratio of troubled debt restructured to total assets                 0.20%(a)       0.07%          0.13%
World Savings and Loan Association:
  Net worth                                                  $ 2,275,902    $ 1,982,715    $ 2,164,651
  Net worth/total assets                                            7.93%          7.09%          7.72%
  Regulatory capital ratios:
    Tangible capital                                                7.49%          6.65%          7.27%
    Core capital                                                    7.86%          7.40%          8.02%
    Risk-based capital(b)                                          15.91%         16.36%         17.42%

                                                             Three Months Ended June 30     Six Months Ended June 30
                                                                 1994           1993           1994           1993
                                                             -----------    -----------    -----------    -----------
New real estate loans originated                             $ 1,624,331    $ 1,814,352    $ 2,853,265    $ 3,265,475
Average yield on new real estate loans                              6.29%          6.99%          6.39%          7.01%
Increase in customer deposits                                $   395,505    $   565,629    $   492,342    $   574,978
Net earnings                                                      61,943         70,583        127,239        142,167
Net earnings per share                                               .98           1.10           2.00           2.22
Cash dividends on common stock                                      .075           .065            .15            .13
Average common shares outstanding                             63,300,843     63,994,353     63,615,989     63,979,983
Ratios:(c)
  Net earnings/average net worth                                   11.80%         15.43%         12.14%         15.83%
  Net earnings/average assets                                       0.84%          1.00%          0.87%          1.03%
  Net interest income/average assets                                2.53%          2.55%          2.58%          2.63%
  General and administrative expense/average assets                 1.00%          0.91%          1.01%          0.94%

(a) Included in TDR ratio is 0.07% or $19 million related to the January 1994 Southern California earthquake.
(b) The decrease in the risk-based capital ratio from December 1993 to June 1994 was due to the March 1994 change in regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken a conservative approach and, pending further clarification from the Office of Thrift Supervision, has weighted the Association's entire multi-family portfolio at 100%.
(c) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each month end balance during the quarter and the six-month period and dividing by four and seven, respectively.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1994, and 1993, and December 31, 1993. The reader is referred to page 43 of the Company's 1993 Form 10-K for similar information for the years 1990 through 1993 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                  TABLE 1

                   Consolidated Condensed Balance Sheet

                                               June 30         December 31
                                          ------------------   -----------
                                           1994        1993       1993
                                          ------      ------   -----------
Assets:
  Cash and investments                      7.8%        9.7%          8.4%
  Mortgage-backed securities                4.3         5.5           5.3
  Loans receivable                         84.2        81.2          82.9
  Other assets                              3.7         3.6           3.4
                                          ------      ------        ------
                                          100.0%      100.0%        100.0%
                                          ======      ======        ======
Liabilities and Stockholders' Equity:
  Customer deposits                        61.2%       59.5%         60.4%
  Federal Home Loan Bank advances          21.2        23.8          21.8
  Securities sold under agreements
    to repurchase                           1.3         1.9           1.5
  Medium-term notes                         2.3         2.3           2.4
  Other liabilities                         2.6         2.4           2.5
  Subordinated debt                         4.2         3.6           4.2
  Stockholders' equity                      7.2         6.5           7.2
                                          ------      ------        ------
                                          100.0%      100.0%        100.0%
                                          ======      ======        ======

     As the above table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component. The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows the repricing of the Company's assets and liabilities at June 30, 1994.

                                              TABLE 2

              Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                                   Repricing Gaps, and Gap Ratio
                                       (Dollars in Millions)

                                                             June 30, 1994
                                                         Projected Repricing(a)
                                           0 - 3       4 - 12     1 - 5      Over 5
                                           Months      Months     Years      Years       Total
                                         --------     -------     ------     ------     -------
Interest-Earning Assets:
  Investments                            $    758     $   463     $  801     $  136     $ 2,158
  Mortgage-backed securities                  141         137        421        571       1,270
  Loans receivable:
    Rate-sensitive                         17,933       2,695        640        -0-      21,268
    Fixed-rate                              1,071         530        551        936       3,088
  Other(b)                                    390         -0-        -0-        -0-         390
                                         --------     -------     ------     ------     -------
  Total                                  $ 20,293     $ 3,825     $2,413     $1,643     $28,174
                                         ========     =======     ======     ======     =======
Interest-Bearing Liabilities(c):
  Customer deposits                      $  9,955     $ 5,121     $2,303     $  536     $17,915
  FHLB advances                             5,059       1,020         70         74       6,223
  Other borrowings                            693         (45)       810        808       2,266
                                         --------     -------     ------     ------     -------
  Total                                  $ 15,707     $ 6,096     $3,183     $1,418     $26,404
                                         ========     =======     ======     ======     =======
  Repricing gap                          $  4,586     $(2,271)    $ (770)    $  225
                                         ========     =======     ======     ======
  Cumulative gap                         $  4,586     $ 2,315     $1,545     $1,770
                                         ========     =======     ======     ======
  Cumulative gap as a percentage of
    total assets                            15.7%        7.9%       5.3%
                                         ========     =======     ======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal. Includes the effect of hedging.
(b) Includes cash in banks, FHLB stock, and loans collateralized by customer deposits.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.


     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended June 30, 1994, and 1993, and December 31, 1993, World's average regulatory liquidity ratio was 8%, 11%, and 8%, respectively, consistently exceeding the requirement.

     Effective December 31, 1993, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes three investment classifications: held to maturity, trading, and available for sale. At June 30, 1994, and December 31, 1993, the

Company had no securities held to maturity or for trading.  At
June 30, 1994, and December 31, 1993, the Company had securities available for sale in the amount of $1.8 billion and $1.6 billion, respectively, and unrealized gains on securities available for sale included in stockholders' equity of $34 million and $41 million, respectively. For the impact on stockholders' equity, see page 22. The Company has other investments that are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The adoption of FAS 115 resulted in the reclassification of certain securities from the investment securities portfolio to the securities available for sale portfolio. Prior to December 31, 1993, securities were classified as either securities held for sale or investment securities. At June 30, 1993, the Company had $684 million of securities held for sale. Securities held for sale were recorded at the aggregate portfolio's lower of amortized cost or market, with any unrealized losses included in earnings.

          MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. At
June 30, 1994, June 30, 1993, and December 31, 1993, the Company had mortgage-backed securities held to maturity in the amount of $506 million, $1.6 billion, and $408 million, respectively. At June 30, 1994, and December 31, 1993, the Company had mortgage-backed securities available for sale in the amount of $764 million and $1.1 billion, respectively, and unrealized gains on mortgage-backed securities included in stockholders' equity of $18 million and $44 million, respectively.

     Repayments of MBS during the second quarter and first six months of 1994 were $96 million and $229 million, respectively, compared to $163 million and $295 million in the same periods of 1993.

     LOAN PORTFOLIO

          LOAN VOLUME

     New loan originations for the quarter and six months ended
June 30, 1994, amounted to $1.6 billion and $2.9 billion, respectively, compared to $1.8 billion and $3.3 billion for the same periods in 1993. Refinanced loans constituted 45% and 51% of new loan originations for the quarter and six months ended June 30, 1994, respectively, compared to 59% for the quarter and six months ended June 30, 1993. In the first six months of 1994, the rising cost of new fixed-rate mortgages caused the volume of refinance activity in the marketplace to drop considerably from the high levels of 1993 with a corresponding decline in the overall mortgage demand. As a result of rising rates and increased competition in a smaller market, the Company's 1994 total loan originations declined compared to 1993. Although the Company has lending operations in 22 states, the primary mortgage origination focus continues to be on residential properties in California. For the quarter and six months ended June 30, 1994, 65% and 67%, respectively, of total loan originations were on residential properties in California compared to 75% and 76% for the same periods in 1993. Although California originations continue to be a large portion of total originations, the decrease in 1994 as compared to 1993 was due to increased activity by the Company in markets outside California and the decrease of originations in California. The percentage of the total loan portfolio that is comprised of residential loans in California was 80% at June 30, 1994, compared to 83% at June 30, 1993, and 81% at December 31, 1993.

     The tables on the following two pages show the Company's loan portfolio by state at June 30, 1994, and 1993.

                                         TABLE 3

                                 Loan Portfolio by State
                                      June 30, 1994
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                  Loans as
                ------------------------                Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- - ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $16,621,686   $3,266,714    $  297    $ 85,099    $19,973,796     80.41%
Colorado            593,853      139,100       -0-       8,697        741,650      2.98
Illinois            483,058      149,576       -0-       5,019        637,653      2.57
New Jersey          550,192           40       -0-         161        550,393      2.21
Washington          237,792      214,798       -0-         830        453,420      1.82
Florida             358,398          -0-       364       2,282        361,044      1.45
Texas               345,005        2,728       609       1,814        350,156      1.41
Virginia            283,513          840       -0-       1,763        286,116      1.15
Arizona             209,660        4,229       -0-       1,847        215,736      0.87
Connecticut         194,056          -0-       -0-         -0-        194,056      0.78
Pennsylvania        181,590          -0-       -0-       8,662        190,252      0.77
Maryland            152,392          -0-       -0-         665        153,057      0.62
Oregon              128,767        8,275       -0-       4,008        141,050      0.57
Kansas              121,488        5,370       -0-         232        127,090      0.51
Nevada              103,241        1,365       -0-         -0-        104,606      0.42
Missouri             60,070        8,912       -0-          79         69,061      0.28
New York             61,206          170       -0-           1         61,377      0.25
Georgia              51,937          -0-       -0-       2,611         54,548      0.22
Utah                 47,023          138       -0-       2,256         49,417      0.20
Ohio                 34,857        3,659       849       6,891         46,256      0.19
Wisconsin            10,471        3,760       -0-         -0-         14,231      0.06
New Mexico            7,367          -0-       -0-         -0-          7,367      0.03
Idaho                 2,980          -0-       -0-         -0-          2,980      0.01
Delaware              1,453          -0-       -0-         -0-          1,453      0.01
Other                41,020          511       -0-      11,474         53,005      0.21
                -----------   ----------    ------    --------    -----------    ------
  Totals        $20,883,075   $3,810,185    $2,119    $144,391     24,839,770    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                             (97,920)
Loan discount on purchased loans                                       (7,481)
Undisbursed loan funds                                                 (2,550)
Allowance for loan losses                                            (118,587)
LTF interest reserve                                                     (828)
TDR interest reserve                                                   (1,991)
Loans on customer deposits                                             30,252
                                                                  -----------
  Total loan portfolio                                            $24,640,665
                                                                  ===========

(a)  The Company has no commercial loans.

                                         TABLE 4

                                 Loan Portfolio by State
                                      June 30, 1993
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                  Loans as
                ------------------------                Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- - ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $16,114,935   $3,237,709    $  319    $ 92,552    $19,445,515     82.97%
Colorado            581,131       94,491       -0-       7,002        682,624      2.91
New Jersey          533,264           41       -0-         305        533,610      2.28
Illinois            351,552      120,848       -0-       5,590        477,990      2.04
Washington          176,557      206,793       -0-       1,328        384,678      1.64
Florida             291,132          118        33       4,719        296,002      1.26
Virginia            203,655          -0-       -0-       2,888        206,543      0.88
Connecticut         169,178          -0-       -0-         -0-        169,178      0.72
Texas               150,339        4,970       622       5,129        161,060      0.69
Arizona             147,426        4,372       -0-       1,920        153,718      0.66
Kansas              127,590        5,508       -0-         240        133,338      0.57
Oregon              106,239        9,587       -0-       4,166        119,992      0.51
Pennsylvania        105,088          112       -0-      10,805        116,005      0.49
Maryland             99,034          -0-       -0-       3,018        102,052      0.44
Nevada               82,946        1,447       -0-         -0-         84,393      0.36
New York             73,011          176       -0-         672         73,859      0.32
Missouri             63,798        8,222       -0-          81         72,101      0.31
Georgia              67,153          -0-       -0-       2,885         70,038      0.30
Ohio                 53,122        5,978     1,136       3,431         63,667      0.27
Utah                 27,324          144       -0-       2,416         29,884      0.13
Other                38,980        5,577       -0-      14,896         59,453      0.25
                -----------   ----------    ------    --------    -----------    ------
  Totals        $19,563,454   $3,706,093    $2,110    $164,043     23,435,700    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                            (102,128)
Loan discount on purchased loans                                      (10,577)
Undisbursed loan funds                                                 (3,003)
Allowance for loan losses                                             (78,617)
LTF interest reserve                                                     (973)
TDR interest reserve                                                     (731)
Loans on customer deposits                                             32,574
                                                                  -----------
  Total loan portfolio                                            $23,272,245
                                                                  ===========

(a)  The Company has no commercial loans.

     Golden West continues to emphasize adjustable rate mortgages
(ARMs)--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 88% at June 30, 1994, compared to 87% at June 30, 1993, and
December 31, 1993. While rates on fixed-rate mortgages rose significantly during the first half of 1994, lower rates on ARM loans made adjustable instruments more attractive in the marketplace. Golden West's ARM originations constituted approximately 86% of new mortgage loans made by the Company in the first half of 1994 compared to 78% in the first six months of 1993.

     The weighted average maximum lifetime cap rate on the Association's ARM and modified ARM loan portfolio was 13.61%, or 7.40% above the actual weighted average rate, at June 30, 1994, versus 14.01%, or 7.25% above the weighted average rate, at June 30, 1993.

     Approximately $4.4 billion of the Association's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of June 30, 1994, $1.4 billion of these loans were at their rate floors. The weighted average floor rate on these loans was 7.23% at June 30, 1994. Without the floor, the average yield on these loans would have been 5.98%.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the second quarter and first six months of 1994 were $918 million and $1.9 billion, respectively, compared to $966 million and $1.7 billion in the same periods of 1993. The increase in loan repayments for the first six months of 1994 was primarily due to higher mortgage payoffs within our loan portfolio.

     The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. See
"Accounting Changes" on page 7.

     It is too early to predict with any precision all of the potential losses to the Company resulting from the Northridge (Southern California) earthquake in January 1994; however, based on preliminary assessments of severity of damage, borrower equity, and levels of insurance coverage, the Company believes that any potential loss to the Company will not be material to the financial condition and results of operations of the Company. The first six months of 1994 loan loss reserve and provision for loan losses included $3.4 million in loss reserves specifically identified as earthquake losses. In addition, at June 30, 1994, troubled debt restructured, which are loans that have been modified due to a weakness in the collateral and/or borrower, included $19 million of loans modified as a result of the Southern California earthquake.

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

     The table below shows the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at June 30, 1994, and 1993, and December 31, 1993.

                                  TABLE 5

                             Nonperforming Assets
                              ($000s Omitted)

                                           June 30
                                  ------------------------      December 31
                                    1994            1993           1993
                                  --------        --------      -----------
Non-accrual loans                 $341,454        $317,954         $330,062
Real estate acquired
  through foreclosure               59,430          65,068           62,724
Loans in-substance foreclosed          -0-           9,410              -0-
Real estate in judgement             1,189           1,021            1,366
                                  --------        --------         --------
Total nonperforming assets        $402,073        $393,453         $394,152
                                  ========        ========         ========
Ratio of nonperforming
  assets to total assets             1.37%           1.37%            1.37%
                                  ========        ========         ========

     The increase in NPAs in 1994 and 1993 was primarily in single-family loans. The continued weak California economy and high unemployment resulted in an increase in loan delinquencies and, in certain areas, decreases in real estate prices. The growth in the total dollar amount of NPAs has also been impacted by a continued high level of bankruptcy filings, which often delay the collection process and extend the length of time a loan remains delinquent. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans in the second quarter and first six months of 1994 amounted to $4 million and $10 million, respectively, compared to $5 million and $11 million in the same periods of 1993.

     The tables on the following two pages show the Company's nonperforming assets by state at June 30, 1994, and 1993.

<CAPTI0N>
                                                TABLE 6

                                     Nonperforming Assets by State
                                             June 30, 1994
                                            ($000s Omitted)

                      Non-Accrual Loans(a)
                ------------------------------        Real Estate Owned
                   Residential                  -----------------------------            NPAs as
                   Real Estate      Commercial    Residential      Commercial   Total     a % of
   State           1-4       5+    Real Estate    1-4       5+    Real Estate    NPAs     Loans
- - ------------    --------  -------  -----------  -------  -------  -----------  --------  -------
California      $274,450  $23,714     $1,266    $42,428  $10,178     $4,565    $356,601   1.79%
Colorado           2,222      -0-        -0-        183      -0-        261       2,666   0.36
Illinois           2,747      775        -0-        320      -0-        -0-       3,842   0.60
New Jersey        11,841       40          3        614      -0-        -0-      12,498   2.27
Washington           477      -0-        -0-        122      -0-        -0-         599   0.13
Florida            3,508      -0-        375        411      -0-        -0-       4,294   1.19
Texas              1,420      -0-        -0-        227      -0-        -0-       1,647   0.47
Virginia           1,912      -0-        -0-        -0-      -0-        -0-       1,912   0.67
Arizona            1,608      -0-        -0-        132      -0-        -0-       1,740   0.81
Connecticut        4,069      -0-        -0-        482      -0-        -0-       4,551   2.35
Pennsylvania       2,145      -0-        -0-        -0-      -0-        -0-       2,145   1.13
Maryland           1,190      -0-        -0-        533      -0-        -0-       1,723   1.13
Oregon               371      -0-        -0-        -0-      -0-        -0-         371   0.26
Kansas               760       40        -0-        317      -0-        -0-       1,117   0.88
Nevada               507      -0-        -0-        -0-      -0-        -0-         507   0.48
Missouri             279      375        -0-         32      -0-        -0-         686   0.99
New York           3,820      -0-        -0-        971      -0-        -0-       4,791   7.81
Georgia            1,025      -0-        -0-        612      -0-        -0-       1,637   3.00
Utah                 155      -0-        -0-        -0-      -0-        -0-         155   0.31
Ohio                   3      -0-         58        -0-      -0-        -0-          61   0.13
Wisconsin            -0-      -0-        -0-        -0-      -0-        -0-         -0-   0.00
New Mexico             4      -0-        -0-        -0-      -0-        -0-           4   0.05
Idaho                -0-      -0-        -0-        -0-      -0-        -0-         -0-   0.00
Delaware             -0-      -0-        -0-        -0-      -0-        -0-         -0-   0.00
Other                295      -0-        -0-         35      -0-        -0-         330   0.62
                --------  -------     ------    -------  -------     ------    --------  -----
  Totals        $314,808  $24,944     $1,702    $47,419  $10,178     $4,826     403,877   1.63
                ========  =======     ======    =======  =======     ======
REO general valuation allowance                                                  (1,804) (0.01)
                                                                               --------  -----
                                                                               $402,073   1.62%
                                                                               ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

                                                TABLE 7

                                     Nonperforming Assets by State
                                             June 30, 1993
                                            ($000s Omitted)

                      Non-Accrual Loans(a)
                ------------------------------          Real Estate Owned
                   Residential                  -----------------------------------            NPAs as
                   Real Estate      Commercial    Residential            Commercial   Total     a % of
   State           1-4       5+    Real Estate    1-4       5+    Land  Real Estate    NPAs     Loans
- - ------------    --------  -------  -----------  -------  -------  ----  -----------  --------  -------
California      $251,919  $15,939     $1,222    $47,469  $10,230  $-0-    $4,374     $331,153   1.70%
Colorado           2,278      -0-        -0-      1,615    6,596   -0-     2,693       13,182   1.93
New Jersey        14,461      -0-        -0-        839      -0-   187       -0-       15,487   2.90
Illinois           2,492    2,108        -0-        164      -0-   -0-       -0-        4,764   1.00
Washington           360      -0-        -0-        -0-      -0-   -0-       -0-          360   0.09
Florida            6,062      -0-        471        284      -0-   -0-       -0-        6,817   2.30
Virginia           1,736      -0-        -0-        550      -0-   -0-       -0-        2,286   1.11
Connecticut        3,891      -0-        -0-        536      -0-   -0-       -0-        4,427   2.62
Texas              1,512      -0-        -0-        227      218   -0-       -0-        1,957   1.22
Arizona            1,549      -0-        -0-         69      -0-   -0-       -0-        1,618   1.05
Kansas               869      -0-        -0-        485      -0-   -0-       -0-        1,354   1.02
Oregon               321      -0-        -0-        -0-      -0-   -0-       -0-          321   0.27
Pennsylvania         968      -0-        -0-        -0-      -0-   -0-       -0-          968   0.83
Maryland           1,610      -0-        -0-        149      -0-   -0-       -0-        1,759   1.72
Nevada               243      -0-        -0-        -0-      -0-   -0-       -0-          243   0.29
New York           4,396      -0-        -0-        618      -0-   -0-       -0-        5,014   6.79
Missouri             433      -0-        -0-         72      626   -0-       -0-        1,131   1.57
Georgia            2,169      -0-        -0-        401      -0-   -0-       -0-        2,570   3.67
Ohio                  29      -0-        214        -0-      -0-   -0-        80          323   0.51
Utah                 157      -0-        -0-        -0-      -0-   -0-       -0-          157   0.53
Other                545      -0-        -0-        -0-      -0-   -0-       -0-          545   0.92
                --------  -------     ------    -------  -------  ----    ------     --------  -----
  Totals        $298,000  $18,047     $1,907    $53,478  $17,670  $187    $7,147      396,436   1.69
                ========  =======     ======    =======  =======  ====    ======
REO general valuation allowance                                                        (2,983) (0.01)
                                                                                     --------  -----
                                                                                     $393,453   1.68%
                                                                                     ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.


     The Company's troubled debt restructured (TDRs) were $58 million or 0.20% of assets at June 30, 1994, compared to $21 million or 0.07% of assets at June 30, 1993, and $37 million or 0.13% of assets at December 31, 1993. The increase from June 1993 to June 1994 is due in part to the December 31, 1993, FAS 114 reclassification of in-substance foreclosed loans previously discussed, which included loans that had been modified. In addition, at June 30, 1994, $19 million or 0.07% is related to the Southern California earthquake. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $125 thousand and $245 thousand for the three and six months ended June 30, 1994, respectively, compared to $61 thousand and $122 thousand for the quarter and six months ended June 30, 1993.

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

     The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 1994, and 1993.

                                  TABLE 8

                 Changes in the Allowance for Loan Losses
                              ($000s Omitted)

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                  ------------------    ------------------
                                    1994       1993       1994       1993
                                  --------   -------    --------   -------
Beginning allowance for
  loan losses                     $113,497   $74,637    $106,698   $70,924
Provision charged to expense        17,946    13,182      34,438    24,641
Less loans charged off             (13,071)   (9,371)    (23,025)  (17,491)
Add recoveries                         215       169         476       543
                                  --------   -------    --------   -------
Ending allowance for loan
  losses                          $118,587   $78,617    $118,587   $78,617
                                  ========   =======    ========   =======
Ratio of net chargeoffs to
  average loans outstanding
  (excluding MBS)                    0.21%     0.16%       0.19%     0.15%
                                  ========   =======    ========   =======
Ratio of allowance for loan
  losses to nonperforming
  assets                                                   29.5%     20.0%
                                                        ========   =======

     The Company utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of loss allowances to cover losses in the portfolio. The increase in the allowance and the provision in 1994 over 1993 was considered prudent given the still weak California economy, the increase in the size of the loan portfolio, and the January 1994 Southern California earthquake previously noted.

     Chargeoffs increased as a result of the increase in nonperforming loans, the increase in the percentage of nonperforming loans that became real estate owned, and the increased losses on real estate owned.

          CUSTOMER DEPOSITS

     Customer deposits increased during the second quarter of 1994 by $396 million, including interest credited of $138 million and the acquisition of three branches in New Jersey containing $78 million in deposits (two of which were subsequently consolidated with other branches), compared to a customer deposit increase of $566 million, including interest credited of $141 million, in the second quarter of 1993. Customer deposit balances in the first half of 1994 increased by $492 million, including interest credited of $271 million and the acquisition of three branches in New Jersey containing $78 million in deposits, compared to an increase of $575 million, including interest credited of $280 million, in the first half of 1993. The net increase of customer deposits during the first half of 1994 resulted from the improvement in the savings market. The increase in 1993 was a result of special promotions in the Company's savings markets. The Company has no brokered deposits.

     The table below shows the Company's customer deposits by interest rate and by remaining maturity at June 30, 1994, and 1993.

                                  TABLE 9

                             Customer Deposits
                           (Dollars in millions)

                                           1994                 1993
                                     -----------------    -----------------
                                      Rate*    Amount      Rate*    Amount
                                     -----------------    -----------------
Customer deposits by interest rate:
Interest-bearing checking
  accounts                            1.27%    $   721     1.67%    $   687
Passbook accounts                     2.08         674     2.38         593
Money market deposit accounts         3.04       2,240     3.59       2,424
Term certificate accounts with
  original maturities of:
    4 weeks to 1 year                 3.21       3,656     3.31       4,337
    1 to 2 years                      3.95       5,487     4.00       4,482
    2 to 3 years                      4.48       1,882     5.20       1,315
    3 to 4 years                      5.68       1,040     6.68       1,251
    4 years and over                  5.30       2,025     6.25       1,851
Retail jumbo CDs                      4.49         176     5.56         100
All other                             7.79          14     7.75          21
                                               -------              -------
                                               $17,915              $17,061
                                               =======              =======

Customer deposits by remaining maturity:
No contractual maturity                        $ 3,635              $ 3,704
Maturity within one year:
  3rd quarter                                    3,510                3,749
  4th quarter                                    2,503                2,424
  1st quarter                                    1,843                1,884
  2nd quarter                                    1,400                1,387
                                               -------              -------
                                                 9,256                9,444

1 to 2 years                                     2,868                2,087
2 to 3 years                                       833                  408
3 to 4 years                                       570                  468
4 years and over                                   753                  950
                                               -------              -------
                                               $17,915              $17,061
                                               =======              =======

*Weighted average interest rate, including the effect of hedging transactions.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses FHLB borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.2 billion at June 30, 1994, compared to $6.8 billion and $6.3 billion at June 30, 1993, and December 31, 1993, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $319 million, $469 million, and $377 million at June 30, 1994, and 1993, and December 31, 1993, respectively.

     OTHER BORROWINGS

     Golden West currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company had issued a total of $1.0 billion of subordinated debt at June 30, 1994. As of June 30, 1994, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file shelf registrations with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. At June 30, 1994, $1.2 billion was available for issuance. The Association had medium-term notes outstanding under the current and prior registrations with principal amounts of $664 million at June 30, 1994, compared to $676 million at June 30, 1993, and $677 million at December 31, 1993. As of June 30, 1994, the Association's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of June 30, 1994, the Association had issued a total of $200 million of subordinated notes. As of June 30, 1994, World's subordinated notes were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased in the first six months of 1994 and 1993 through the retention of a percentage of net earnings.

However, the increase in stockholders' equity in 1994 was partially offset by a $33 million decrease in unrealized gains on securities available for sale due to the subsequent decrease in market values of securities available for sale since December 31, 1993, and by $44 million due to the purchase of Company stock.

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million shares of Golden West's common stock. As of June 30, 1994, 1,325,400 shares had been repurchased and retired at a cost of $51.4 million since October 28, 1993, of which 694,500 shares were purchased and retired at a cost of $27.0 million during the second quarter of 1994.

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

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table below shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at June 30, 1994, and 1993.

                                 TABLE 10

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                        Under Current Requirements
                              ($000s Omitted)


                                      1994                                          1993
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----     ----------   ------    ----------   -----
     Tangible      $2,141,356    7.49%    $  428,853   1.50%     $1,852,316    6.65%    $  417,860   1.50%
     Core           2,248,569    7.86        857,705   3.00       2,061,246    7.40        835,719   3.00
     Risk-based     2,549,328   15.91      1,282,036   8.00       2,333,410   16.36      1,141,171   8.00

     During the first quarter of 1994, the Office of Thrift Supervision changed the regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken the conservative approach and pending any further clarification from the OTS, has weighted the Association's entire multi-family portfolio at 100%. This change caused a decrease in the risk-based capital ratio from June 1993 to June 1994.

     The table below shows World's regulatory capital ratios and compares them to the fully phased-in 1995 OTS minimum requirements at June 30, 1994, and 1993.

                                 TABLE 11

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                    Under Fully Phased-In Requirements
                              ($000s Omitted)


                                      1994                                         1993
                   -----------------------------------------     ---------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL             REQUIRED
                   -------------------    ------------------     -------------------  ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio    Capital    Ratio
                   ----------   ------    ----------   -----     ----------   ------  ----------   -----
     Tangible      $2,141,356    7.49%    $  428,853   1.50%     $1,852,316    6.65%  $  417,860   1.50%
     Core           2,141,356    7.49        857,705   3.00       1,852,316    6.65      835,719   3.00
     Risk-based     2,441,095   15.34      1,273,377   8.00       2,123,693   15.11    1,124,394   8.00

     The table below shows a reconciliation of World's equity capital to regulatory capital under OTS regulations at June 30, 1994.

                                 TABLE 12

          Reconciliation of Equity Capital to Regulatory Capital
                       Under Current OTS Regulations
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in surplus                     233,441
Retained earnings                 1,990,548
Unrealized gains on securities
  available for sale                 51,763
                                -----------
Equity capital                  $ 2,275,902  $ 2,275,902  $ 2,275,902   $ 2,275,902  $ 2,275,902  $ 2,275,902
                                ===========
Positive goodwill (1) (2)                       (227,235)    (227,235)     (227,235)    (227,235)    (227,235)
Negative goodwill (1) (3)                         92,689       92,689        92,689       92,689       92,689
Qualifying supervisory
  positive goodwill (1) (2)                                   107,213       107,213      107,213      107,213
Equity/other investments (4)                                                                           (1,531)
Subordinated debt                                                                                     198,983
General valuation allowances                                                                          103,307
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 2,141,356  $ 2,248,569   $ 2,248,569  $ 2,248,569  $ 2,549,328
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $28,715,839
                                ===========
Adjusted total assets                        $28,590,171  $28,590,171   $28,590,171
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $16,025,446  $16,025,446
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                7.93%        7.49%        7.86%         7.86%       14.03%       15.91%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Ratio Requirements:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) All goodwill is required to be deducted from tangible capital. Goodwill arising prior to April 12, 1989, in excess of a sliding scale limit (0.375% of assets at June 30, 1994), is required to be deducted from all other capital computations on a phased-in basis through December 1994. Goodwill arising after April 12, 1989, must be deducted from all capital computations.
(2) All but $4,160 of the Association's positive goodwill arose prior to April 12, 1989.
(3)  The Association's negative goodwill arose after April 12, 1989.
(4) Equity and certain other investments are required to be deducted from total risk-based capital on a phased-in basis (60% at June 30, 1994) through June 1994.

     The table below compares World's regulatory capital to the OTS well capitalized classification of capital standards at June 30, 1994.

                                 TABLE 13

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                   ACTUAL            WELL CAPITALIZED
                            -------------------    -------------------
                              Capital     Ratio      Capital     Ratio
                            ----------   ------    ----------   ------
     Leverage               $2,248,569    7.86%    $1,429,509    5.00%
     Tier 1 risk-based       2,248,569   14.03        961,527    6.00
     Total risk-based        2,549,328   15.91      1,602,545   10.00

     World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at June 30, 1994, were 7.49%, 13.45%, and 15.34%, respectively.


     RESULTS OF OPERATIONS

          PROFIT MARGINS/SPREADS

     An important determinant of Golden West's earnings is its profit margin or primary spread--the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1994, and 1993, and December 31, 1993.

                                     TABLE 14

                             Yield on Earning Assets,
                        Cost of Funds, and Primary Spread,
                      Including Effect of Purchase Accounting

                                          June 30
                                  ------------------------      December 31
                                   1994              1993          1993
                                  ------            ------      -----------
Yield on loan portfolio            6.62%             7.18%            6.84%
Yield on investments               4.96              3.45             3.80
                                  ------            ------           ------
Yield on earning assets            6.50              6.83             6.61
                                  ------            ------           ------
Cost of customer deposits          3.82              4.16             3.92
Cost of borrowings                 5.01              4.98             4.69
                                  ------            ------           ------
Cost of funds                      4.20              4.45             4.18
                                  ------            ------           ------
Primary spread                     2.30%             2.38%            2.43%
                                  ======            ======           ======

     The Company's primary spread is to some degree dependent on changes in interest rates because Golden West's liabilities tend to respond somewhat more rapidly to rate movements than its assets. During the first six months of 1994, interest rates began to rise, leading to an increase in the cost of Golden West's liabilities during the second quarter. At the same time, however, the yield on the Company's major earning asset, the loan portfolio, continued to decline slightly because most of Golden West's mortgages are tied to the Eleventh District FHLB Cost of Funds Index (the

COFI), which lags changes in market rates by several months. Consequently, at June 30, 1994, the Company's primary spread was lower than at both December 31, 1993, and June 30, 1993.

     The table below shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended
June 30, 1994, and 1993, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                 TABLE 15

                    Selected Revenue and Expense Items
                     as Percentages of Total Revenues

                                                Three Months    Six Months
                                                   Ended          Ended
                                                  June 30        June 30
                                                ------------   ------------
                                                1994   1993    1994   1993
                                                -----  -----   -----  -----
Interest on loans                               84.4%  84.5%   85.2%  85.1%
Interest on mortgage-backed securities           5.6    7.6     5.8    7.9
Interest and dividends on investments            7.5    5.1     6.5    4.3
                                                -----  -----   -----  -----
                                                97.5   97.2    97.5   97.3
Less:
  Interest on customer deposits                 35.5   36.2    35.6   36.6
  Interest on advances and other borrowings     22.4   23.9    21.7   23.0
                                                -----  -----   -----  -----
                                                57.9   60.1    57.3   59.6

Net interest income                             39.6   37.1    40.2   37.7
  Provision for loan losses                      3.8    2.7     3.7    2.6
                                                -----  -----   -----  -----
Net interest income after provision for
  loan losses                                   35.8   34.4    36.5   35.1

Add:
  Fees                                           1.7    1.5     1.7    1.5
  Gain on the sale of securities and
    mortgage-backed securities                   0.0    0.6     0.0    0.4
  Other non-interest income                      0.8    0.7     0.8    0.7
                                                -----  -----   -----  -----
                                                 2.5    2.8     2.5    2.6
Less:
  General and administrative expenses           15.8   13.3    15.7   13.4
  Amortization of goodwill                       0.1   (0.1)    0.1   (0.1)
  Taxes on income                                9.2    9.5     9.5    9.6
                                                -----  -----   -----  -----
  Net earnings                                  13.2%  14.5%   13.7%  14.8%
                                                =====  =====   =====  =====

         INTEREST ON LOANS

     In the second quarter of 1994, interest on loans was lower than in the comparable 1993 period by $14.1 million or 3.4%. The 1994 decrease was due primarily to a 57 basis point decrease in the average portfolio yield, which was partially offset by a $1.3 billion increase in the average portfolio balance. For the first half of 1994, interest on loans was lower than in the first six months of 1993 by $23.1 million or 2.8% due to a 60 basis point decrease in the average portfolio yield, which was partially offset by a $1.5 billion increase in the average portfolio balance.

          INTEREST ON MORTGAGE-BACKED SECURITIES

     In the second quarter of 1994, interest on mortgage-backed securities was lower than in the comparable 1993 period by $11.0 million or 29.6%.
The 1994 decrease was due primarily to a 72 basis point decrease in the average portfolio yield and a $388 million decrease in the average portfolio balance. For the first half of 1994, interest on mortgage-backed securities was lower than in the comparable 1993 period by $21.6 million or 28.4% due to a 71 basis point decrease in the average portfolio yield and a $376 million decrease in the average portfolio balance.

          INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1994, interest and dividends on investments was $10.5 million or 42.1% higher than for the same period in 1993. The increase was primarily due to a $108 million increase in the average portfolio balance and a 102 basis point increase in the average portfolio yield. For the first half of 1994, interest and dividends on investments was $18.7 million or 44.7% higher than for the same period in 1993. The increase was primarily due to a $359 million increase in the average portfolio balance and a 68 basis point increase in the average portfolio yield.

          INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of less than one year. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. In the second quarter and first half of 1994, interest on customer deposits decreased by $9.4 million or 5.3% and $19.8 million or 5.6%, respectively, from the comparable periods of 1993. The second quarter decrease was primarily due to a 45 basis point decrease in the average cost of deposits, which was partially offset by a $1.0 billion increase in the average deposit balance. The six month decrease was primarily due to a 45 basis point decrease in the average cost of deposits partially offset by a $948 million increase in the average deposit balance.

          INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the second quarter and first half of 1994, interest on advances and other borrowings decreased by $10.8 million or 9.4 % and $18.5 million or 8.4%, respectively, compared to the same periods a year earlier. The second quarter decrease was primarily due to a $272 million decrease in the average balance of these borrowings and a 33 basis point decrease in the average cost of these borrowings. The six month decrease was primarily due to a 56 basis point decrease in the average cost of these borrowings, which was partially offset by a $211 million increase in their average balance.

          PROVISION FOR LOAN LOSSES

     The provision for loan losses was $17.9 million and $34.4 million, respectively, for the three and six months ended June 30, 1994, compared to $13.2 million and $24.6 million for the same periods in 1993. The 1994 increase in provision over 1993 reflected increased chargeoffs, increased nonperforming assets, and the continued weak California economy. In addition, the provision for the first six months of 1994 included
$3.4 million in specific earthquake loss reserves.

          GENERAL AND ADMINISTRATIVE EXPENSES

     For the second quarter and first half of 1994, general and administrative expenses (G & A) increased by $9.4 million or 14.6% and $17.4 million or 13.5%, respectively, from the comparable periods in 1993. The primary reasons for the increase in 1994 were the expansion of loan origination capacity and savings branches primarily outside California; the expenses of relocating some of our administrative operations to San Antonio, Texas; the installation of enhancements to data processing systems; and general inflation. In addition, during the first six months of 1993, the Company received a reduction in the FDIC premium due to the settlement of the FSLIC secondary reserve. As a result, deposit insurance expense for the first six months of 1993 included a credit of $2.8 million. G & A as a percentage of average assets on an annualized basis was 1.00% and 1.01% for the second quarter and first half of 1994, respectively, compared to 0.91% and 0.94% for the same periods in 1993.

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

     The corporate tax rates for the second quarter and first half of 1994 were 41.0% and 40.9%, respectively, compared to 39.5% for the same periods a year ago. This increase is primarily due to the effect of the federal legislation enacted during the third quarter of 1993 that increased the federal corporate income tax rate from 34% to 35%.

          LIQUIDITY AND CAPITAL RESOURCES

     The Association's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of the Association's liquidity positions at June 30, 1994, and 1993, and December 31, 1993, see the cash and investments section on page 10.

     The principal sources of funds for the Association's parent, Golden West, are dividends from World and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of the parent company are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Company stock, and general and administrative expenses. At June 30, 1994, and 1993, and December 31, 1993, the parent company's total cash and investments amounted to $865 million (including a $300 million short-term loan to the Association), $714 million, and $956 million (including a $150 million short-term loan to the Association), respectively.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement of Computation of Earnings Per Share

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GOLDEN WEST FINANCIAL CORPORATION




Dated:  August 9, 1994.                   /s/ J. L. Helvey
                                          J. L. Helvey
                                          Group Senior Vice President (duly
                                          authorized and principal
                                          financial officer)

                                 EXHIBIT 11

                      Golden West Financial Corporation

               Statement of Computation of Earnings Per Share
                  ($000s omitted except per share amounts)


                                Three Months Ended         Six Months Ended
                                     June 30                   June 30
                             ------------------------  ------------------------
                                 1994         1993         1994         1993
                             -----------  -----------  -----------  -----------
Line 1:
  Average Number of Common
    Shares Outstanding        63,300,843   63,994,353   63,615,989   63,979,983
                             ===========  ===========  ===========  ===========


Line 2:
  Net Earnings               $    61,943  $    70,583  $   127,239  $   142,167
                             ===========  ===========  ===========  ===========


Line 3:
  Earnings Per Common Share
    (Line 2 divided by Line 1)     $ .98        $1.10        $2.00        $2.22
                                   =====        =====        =====        =====