Form 10-Q
period 1994-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1994-11-14
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


For Quarter Ended September 30, 1994          Commission File Number 1-4629


                      GOLDEN WEST FINANCIAL CORPORATION


          Delaware                                 95-2080059
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


1901 Harrison Street, Oakland, California                           94612
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:          (510) 446-3420


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No


     The number of shares outstanding of the registrant's common stock on October 31, 1994, was 60,478,055 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or the Company) for the three and nine months ended September 30, 1994, and 1993, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the nine months ended September 30, 1994, are not necessarily indicative of the results for the full year.

                     Golden West Financial Corporation
               Consolidated Statement of Financial Condition
                                (Unaudited)
                              ($000s Omitted)


                                                                September 30  September 30   December 31
                                                                     1994          1993          1993
                                                                ------------  ------------   -----------
Assets:
Cash                                                             $   151,581   $   109,515   $   243,185
Securities available for sale                                      1,655,133       659,387     1,636,586
Other investments                                                    207,800     1,517,141       538,100
Mortgage-backed securities available for sale at fair value          716,709           -0-     1,114,069
Mortgage-backed securities held to maturity at cost                  522,700     1,414,363       408,467
Loans receivable                                                  25,670,613    23,660,080    23,912,571
Interest earned but uncollected                                      202,009       173,828       175,080
Investment in capital stock of Federal Home Loan Banks--at
  cost, which approximates fair value                                328,660       367,698       325,737
Real estate held for sale or investment                               64,920        76,836        67,156
Prepaid expenses and other assets                                    213,362       160,925       108,832
Premises and equipment--at cost less accumulated depreciation        196,087       156,558       162,751
Goodwill arising from acquisitions                                   136,927       136,432       136,754
                                                                 -----------   -----------   -----------
                                                                 $30,066,501   $28,432,763   $28,829,288
                                                                 ===========   ===========   ===========

Liabilities and Stockholders' Equity:
Customer deposits                                                $18,530,133   $17,565,432   $17,422,484
Advances from Federal Home Loan Banks                              6,229,344     6,286,870     6,281,691
Securities sold under agreements to repurchase                       626,687       280,868       442,874
Medium-term notes                                                    664,199       676,367       676,540
Accounts payable and accrued expenses                                416,666       366,585       355,799
Taxes on income                                                      314,718       312,898       364,235
Subordinated notes--net of discount                                1,221,181     1,021,467     1,220,061
Stockholders' equity                                               2,063,573     1,922,276     2,065,604
                                                                 -----------   -----------   -----------
                                                                 $30,066,501   $28,432,763   $28,829,288
                                                                 ===========   ===========   ===========

                                       Golden West Financial Corporation
                                    Consolidated Statement of Net Earnings
                                                  (Unaudited)
                                   ($000s omitted except per share figures)


                                                      Three Months Ended                Nine Months Ended
                                                         September 30                     September 30
                                                   ------------------------       ----------------------------
                                                     1994            1993            1994              1993
                                                   --------        --------       ----------        ----------
  Interest Income:
    Interest on loans                              $411,573        $413,134       $1,205,624        $1,230,269
    Interest on mortgage-backed securities           25,037          32,568           79,454           108,592
    Interest and dividends on investments            31,551          28,111           92,239            70,052
                                                   --------        --------       ----------        ----------
                                                    468,161         473,813        1,377,317         1,408,913
  Interest Expense:
    Interest on customer deposits                   180,584         179,898          512,580           531,711
    Interest on advances                             69,119          68,531          191,031           211,543
    Interest on repurchase agreements                 8,221           9,310           25,316            29,396
    Interest on other borrowings                     33,051          30,811           96,482            88,642
                                                   --------        --------       ----------        ----------
                                                    290,975         288,550          825,409           861,292
                                                   --------        --------       ----------        ----------
      Net Interest Income                           177,186         185,263          551,908           547,621
  Provision for loan losses                          15,996          16,196           50,434            40,837
                                                   --------        --------       ----------        ----------
      Net Interest Income after Provision for
        Loan Losses                                 161,190         169,067          501,474           506,784
  Non-Interest Income:
    Fees                                              6,598           7,636           22,278            21,759
    Gain (loss) on the sale of securities and
      mortgage-backed securities                        (73)          2,767             (106)            7,015
    Other                                             3,261           4,041           10,473            11,005
                                                   --------        --------       ----------        ----------
                                                      9,786          14,444           32,645            39,779
  Non-Interest Expense:
    General and administrative:
      Personnel                                      37,221          33,740          109,139            96,892
      Occupancy                                      11,297          10,604           32,417            29,932
      Deposit insurance                              10,204           9,768           30,325            25,892
      Advertising                                     2,722           2,921            7,957             8,231
      Other                                          13,691          13,410           41,834            38,625
                                                   --------        --------       ----------        ----------
                                                     75,135          70,443          221,672           199,572
    Amortization of goodwill arising
      from acquisitions                                 682            (366)           1,907            (1,264)
                                                   --------        --------       ----------        ----------
                                                     75,817          70,077          223,579           198,308
                                                   --------        --------       ----------        ----------
  Earnings Before Taxes on Income                    95,159         113,434          310,540           348,255
    Taxes on income                                  39,034          49,666          127,176           142,320
                                                   --------        --------       ----------        ----------
  Net Earnings                                     $ 56,125        $ 63,768       $  183,364        $  205,935
                                                   ========        ========       ==========        ==========
  Net earnings per share                           $    .91        $   1.00       $     2.91        $     3.22
                                                   ========        ========       ==========        ==========

                                           Golden West Financial Corporation
                                         Consolidated Statement of Cash Flows
                                                      (Unaudited)
                                                    ($000s Omitted)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                   September 30
                                                             --------------------------     --------------------------
                                                                 1994           1993            1994           1993
                                                             -----------    -----------     -----------    -----------
Cash Flows From Operating Activities:
  Net earnings                                               $    56,125    $    63,768     $   183,364    $   205,935
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                     15,996         16,196          50,434         40,837
    Amortization of loan fees and discounts                       (6,241)       (11,511)        (23,063)       (33,233)
    Depreciation and amortization                                  4,837          3,796          13,809         10,319
    Reduction of a valuation allowance on investments                -0-         (2,750)            -0-         (7,000)
    Loans originated for sale                                     (5,596)      (117,889)        (90,083)      (284,441)
    Sales of loans originated for sale                             5,413        137,864         142,996        297,688
    (Increase) in interest earned but uncollected                 (2,747)        (7,015)        (26,929)       (16,105)
    Federal Home Loan Bank stock dividends                        (4,126)        (4,327)        (14,743)        (9,454)
    (Increase) in prepaid expenses and other assets              (22,852)       (14,080)        (97,591)       (25,946)
    Increase (decrease) in accounts payable and accrued
      expenses                                                    (6,949)       (11,688)         60,867          5,459
    Increase (decrease) in taxes on income                       (12,049)        11,880         (14,689)        79,034
    Other, net                                                    (5,578)        (4,616)        (18,700)       (10,083)
                                                             -----------    -----------     -----------    -----------
      Net cash provided by operating activities                   16,233         59,628         165,672        253,010

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,777,064)    (1,459,586)     (4,545,842)    (4,558,509)
    Real estate loans purchased                                     (880)          (878)         (1,744)        (1,920)
    Other, net                                                        44          3,765           2,862         21,266
                                                             -----------    -----------     -----------    -----------
                                                              (1,777,900)    (1,456,699)     (4,544,724)    (4,539,163)
  Real estate loan principal payments:
    Monthly payments                                             149,388        146,961         448,882        427,199
    Payoffs, net of foreclosures                                 470,388        748,676       1,853,002      1,980,520
    Refinances                                                    66,835         94,799         261,139        270,257
                                                             -----------    -----------     -----------    -----------
                                                                 686,611        990,436       2,563,023      2,677,976
  Purchases of mortgage-backed securities available for sale        (919)           -0-          (1,500)           -0-
  Purchases of mortgage-backed securities held to maturity       (25,724)          (582)        (46,067)       (99,140)
  Sales of mortgage-backed securities available for sale             -0-            -0-             119            -0-
  Sales of mortgage-backed securities held to maturity               -0-            -0-             -0-            138
  Repayments of mortgage-backed securities                        49,903        180,791         279,153        476,254
  Sales of real estate                                            53,455         58,431         159,315        151,815
  Purchases of securities available for sale                    (398,094)      (811,869)     (2,401,279)    (3,253,660)
  Sales and maturities of securities available for sale          515,510        835,147       2,355,417      2,758,507
  Decrease (increase) in other investments                       159,400        426,913         330,300       (719,952)
  Redemptions of Federal Home Loan Bank stock                        -0-            -0-           7,775          7,591
  Purchases of Federal Home Loan Bank stock                          -0-            -0-             -0-        (79,713)
  Additions to premises and equipment                            (23,639)        (9,799)        (46,877)       (24,582)
                                                             -----------    -----------     -----------    -----------
    Net cash provided (used) by investing activities            (761,397)       212,769      (1,345,345)    (2,643,929)

                                           Golden West Financial Corporation
                                   Consolidated Statement of Cash Flows (Continued)
                                                      (Unaudited)
                                                    ($000s Omitted)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                   September 30
                                                             --------------------------     --------------------------
                                                                 1994           1993            1994           1993
                                                             -----------    -----------     -----------     ----------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase in deposits, net                                $   466,639    $   358,392     $   687,565     $  653,319
    Interest credited                                            148,668        145,816         420,084        425,867
                                                             -----------    -----------     -----------     ----------
                                                                 615,307        504,208       1,107,649      1,079,186

  Additions to Federal Home Loan Bank advances                    14,000         17,000          37,000      1,696,200
  Repayments of Federal Home Loan Bank advances                   (7,521)      (570,048)        (89,543)      (908,948)
  Increase (decrease) in securities sold under agreements
    to repurchase                                                246,291       (252,479)        183,813       (275,842)
  Proceeds from medium-term notes                                    -0-             56             -0-        609,235
  Repayments of medium-term notes                                    -0-            -0-         (12,865)       (14,500)
  Proceeds from subordinated debt                                    -0-            -0-             -0-         98,786
  Dividends on common stock                                       (4,612)        (4,161)        (14,163)       (12,479)
  Purchase and retirement of Company stock                       (80,290)           -0-        (123,822)           -0-
                                                             -----------    -----------     -----------     ----------
    Net cash provided (used) by financing activities             783,175       (305,424)      1,088,069      2,271,638
                                                             -----------    -----------     -----------     ----------
Net Increase (Decrease) in Cash                                   38,011        (33,027)        (91,604)      (119,281)
Cash at beginning of period                                      113,570        142,542         243,185        228,796
                                                             -----------    -----------     -----------     ----------
Cash at end of period                                        $   151,581    $   109,515     $   151,581     $  109,515
                                                             ===========    ===========     ===========     ==========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   288,514    $   355,304     $   828,705    $   911,813
    Income taxes                                                  51,362         37,786         142,144         65,483
  Cash received for interest and dividends                       465,414        466,798       1,350,388      1,392,808
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   60,313         64,491         174,468        176,603

                               Golden West Financial Corporation
                        Consolidated Statement of Stockholders' Equity
                                          (Unaudited)
                           ($000s omitted except per share figures)


                                                               Nine Months Ended September 30
                                                                  1994                1993
                                                               ----------          ----------
Common Stock:
  Balance at January 1                                         $    6,393          $    6,392
  Common stock issued upon exercise of stock options -
    146,900 shares (1994) and 91,800 shares (1993)                     14                  10
  Common stock retired upon purchase of treasury stock -
    3,114,080 shares (1994) and -0- shares (1993)                    (311)                -0-
                                                               ----------          ----------

  Balance at September 30                                           6,096               6,402
                                                               ----------          ----------

Paid-in Capital:
  Balance at January 1                                             40,899              36,186
  Common stock issued upon exercise of stock options -
    146,900 shares (1994) and 91,800 shares (1993)                  2,109               1,412
                                                               ----------          ----------

  Balance at September 30                                          43,008              37,598
                                                               ----------          ----------

Retained Earnings:
  Balance at January 1                                          1,933,593           1,684,820
  Net earnings                                                    183,364             205,935
  Cash dividends on common stock - $.225 per share (1994)
    and $.195 per share (1993)                                    (14,163)            (12,479)
  Retirement of treasury stock                                   (123,511)                -0-
                                                               ----------          ----------

  Balance at September 30                                       1,979,283           1,878,276
                                                               ----------          ----------

Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                             84,719                 -0-
  Change during period                                            (49,533)                -0-
                                                               ----------          ----------

  Balance at September 30                                          35,186                 -0-
                                                               ----------          ----------

Total Stockholders' Equity at September 30                     $2,063,573          $1,922,276
                                                               ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1993, as well as certain material changes in results of operations during the three and nine month periods ended
September 30, 1994, and 1993, respectively.

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

     ACCOUNTING CHANGES

     At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan." FAS 114 imposes certain requirements on the measurement of impaired loans. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement. FAS 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. Amounts at September 30, 1993, have not been restated.

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

                                           Golden West Financial Corporation
                                                 Financial Highlights
                                                      (Unaudited)
                                       ($000s omitted except per share figures)

                                                            September 30   September 30    December 31
                                                                1994           1993            1993
                                                            ------------   ------------    -----------
Assets                                                       $30,066,501    $28,432,763    $28,829,288
Loans receivable                                              25,670,613     23,660,080     23,912,571
Mortgage-backed securities                                     1,239,409      1,414,363      1,522,536
Customer deposits                                             18,530,133     17,565,432     17,422,484
Stockholders' equity                                           2,063,573      1,922,276      2,065,604
Stockholders' equity/total assets                                   6.86%          6.76%          7.16%
Book value per common share                                  $     33.85    $     30.03    $     32.31
Common shares outstanding                                     60,961,755     64,016,610     63,928,935
Yield on loan portfolio                                             6.62%          6.89%          6.73%
Yield on mortgage-backed securities                                 8.44%          9.09%          8.67%
Yield on investments                                                5.16%          3.58%          3.80%
Yield on earning assets                                             6.60%          6.74%          6.61%
Cost of deposits                                                    4.05%          4.02%          3.92%
Cost of borrowings                                                  5.23%          4.83%          4.69%
Cost of funds                                                       4.42%          4.28%          4.18%
Yield on earning assets less cost of funds                          2.18%          2.46%          2.43%
Ratio of nonperforming assets to total assets                       1.35%          1.32%          1.37%
Ratio of troubled debt restructured to total assets                  .20%(a)        .08%           .13%
World Savings and Loan Association:
  Net worth                                                  $ 2,325,607    $ 2,051,047    $ 2,164,651
  Net worth/total assets                                            7.83%          7.39%          7.72%
  Regulatory capital ratios:
    Tangible capital                                                7.41%          6.94%          7.27%
    Core capital                                                    7.79%          7.69%          8.02%
    Risk-based capital(b)                                          15.67%         16.72%         17.42%

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30                  September 30
                                                             --------------------------    --------------------------
                                                                 1994           1993           1994           1993
                                                             -----------    -----------    -----------    -----------
New real estate loans originated                             $ 1,782,660    $ 1,577,475    $ 4,635,925    $ 4,842,950
Average yield on new real estate loans                              6.35%          6.80%          6.37%          6.94%
Increase in customer deposits                                $   615,307    $   504,208    $ 1,107,649    $ 1,079,186
Net earnings                                                      56,125         63,768        183,364        205,935
Net earnings per share                                               .91           1.00           2.91           3.22
Cash dividends on common stock                                      .075           .065           .225           .195
Average common shares outstanding                             61,655,775     64,005,260     62,955,404     63,988,501
Ratios:(c)
  Net earnings/average net worth                                   10.77%         13.47%         11.70%         15.02%
  Net earnings/average assets                                        .76%           .89%           .83%           .98%
  Net interest income/average assets                                2.38%          2.58%          2.51%          2.62%
  General and administrative expense/average assets                 1.01%           .98%          1.01%           .95%

(a) Included in TDR ratio is 0.07% or $20 million related to the January 1994 Southern California earthquake.
(b) The decrease in the risk-based capital ratio from December 1993 to September 1994 was due to the March 1994 change in regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken a conservative approach and, pending further clarification from the Office of Thrift Supervision, has weighted the Association's entire multi-family portfolio at 100%.
(c) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each month end balance during the quarter and the nine-month period and dividing by four and ten, respectively.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1994, and 1993, and December 31, 1993. The reader is referred to page 43 of the Company's 1993 Form 10-K for similar information for the years 1990 through 1993 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                  TABLE 1

                   Consolidated Condensed Balance Sheet

                                             September 30
                                          ------------------   December 31
                                           1994        1993       1993
                                          ------      ------   -----------
Assets:
  Cash and investments                      6.7%        8.0%          8.4%
  Mortgage-backed securities                4.1         5.0           5.3
  Loans receivable                         85.4        83.2          82.9
  Other assets                              3.8         3.8           3.4
                                          ------      ------        ------
                                          100.0%      100.0%        100.0%
                                          ======      ======        ======
Liabilities and Stockholders' Equity:
  Customer deposits                        61.6%       61.8%         60.4%
  Federal Home Loan Bank advances          20.7        22.1          21.8
  Securities sold under agreements
    to repurchase                           2.1         1.0           1.5
  Medium-term notes                         2.2         2.4           2.4
  Other liabilities                         2.4         2.3           2.5
  Subordinated debt                         4.1         3.6           4.2
  Stockholders' equity                      6.9         6.8           7.2
                                          ------      ------        ------
                                          100.0%      100.0%        100.0%
                                          ======      ======        ======

     As the above table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component. The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. Assets tend to reprice more slowly than liabilities as commented in the spreads section on pages 26 and 27. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows the repricing of the Company's assets and liabilities at September 30, 1994.

                                              TABLE 2

              Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                                   Repricing Gaps, and Gap Ratio
                                       (Dollars in Millions)

                                                           September 30, 1994
                                                          Projected Repricing(a)
                                         ------------------------------------------------------
                                          0 - 3       4 - 12      1 - 5      Over 5
                                          Months      Months      Years      Years       Total
                                         -------     -------     -------     ------     -------
Interest-Earning Assets:
  Investments                            $   505     $   462     $   784     $  112     $ 1,863
  Mortgage-backed securities                 109         100         413        618       1,240
  Loans receivable:
    Rate-sensitive                        18,756       2,975         616        -0-      22,347
    Fixed-rate                                73         224         975      1,766       3,038
  Other(b)                                   413         -0-         -0-        -0-         413
  Impact of hedging                        1,186         145        (641)      (690)        -0-
                                         -------     -------     -------     ------     -------
  Total                                  $21,042     $ 3,906     $ 2,147     $1,806     $28,901
                                         =======     =======     =======     ======     =======

Interest-Bearing Liabilities(c):
  Customer deposits                      $ 6,553     $ 6,558     $ 5,232     $  187     $18,530
  FHLB advances                            4,609       1,000         540         80       6,229
  Other borrowings                           567          54       1,084        808       2,513
  Impact of hedging                        5,051      (2,307)     (2,795)        51         -0-
                                         -------     -------     -------     ------     -------
  Total                                  $16,780     $ 5,305     $ 4,061     $1,126     $27,272
                                         =======     =======     =======     ======     =======
  Repricing gap                          $ 4,262     $(1,399)    $(1,914)    $  680
                                         =======     =======     =======     ======
  Cumulative gap                         $ 4,262     $ 2,863     $   949     $1,629
                                         =======     =======     =======     ======
  Cumulative gap as a percentage of
    total assets                           14.2%        9.5%        3.2%
                                         =======     =======     =======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)  Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.


     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer depos-its and short-term borrowings. For the months ended September 30, 1994, and 1993, and December 31, 1993, World's average regulatory liquidity ratio was 7%, 9%, and 8%, respectively, consistently exceeding the requirement.

     Effective December 31, 1993, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes three investment classifications: held to maturity, trading, and available for sale. At September 30, 1994, and December 31, 1993, the Company had no securities held to maturity or for trading. At
September 30, 1994, and December 31, 1993, the Company had securities available for sale in the amount of $1.7 billion and $1.6 billion, respectively, and unrealized gains on securities available for sale included in stockholders' equity of $21 million and $41 million, respectively. For the impact on stockholders' equity, see page 23. The Company has other investments that are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The adoption of FAS 115 resulted in the reclassification of certain securities from the investment securities portfolio to the securities available for sale portfolio. Prior to December 31, 1993, securities were classified as either securities held for sale or investment securities. At September 30, 1993, the Company had $659 million of securities held for sale. Securities held for sale were recorded at the aggregate portfolio's lower of amortized cost or market, with any unrealized losses included in earnings.

     Included in the securities available for sale at September 30, 1994, and December 31, 1993, were collateralized mortgage obligations (CMOs) in the amount of $742 million and $275 million, respectively. The Company holds CMOs on which both principal and interest are received. At
September 30, 1994, the majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in regulatory liquidity measurement. A majority of the CMOs are fixed rate and are subject to prepayment and interest rate risk. In rising interest rate environments, the rate of repayment of this type of CMO security tends to decrease because of the reduced volume of prepayments on the underlying mortgages.

     MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. At September 30, 1994, September 30, 1993, and December 31, 1993, the Company had mortgage-backed securities held to maturity in the amount of $523 million, $1.4 billion, and $408 million, respectively. At
September 30, 1994, and December 31, 1993, the Company had mortgage-backed securities available for sale in the amount of $717 million and $1.1 billion, respectively, and unrealized gains on mortgage-backed securities included in stockholders' equity of $14 million and $44 million, respectively.

     Repayments of MBS during the third quarter and first nine months of 1994 were $50 million and $279 million, respectively, compared to $181 million and $476 million in the same periods of 1993.

     The mortgage-backed securities held are primarily fixed-rate pass-through obligations and are subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on this type of mortgage-backed security tends to decrease because of lower prepayments on the underlying mortgages.

     LOAN PORTFOLIO

          LOAN VOLUME

     New loan originations for the quarter and nine months ended
September 30, 1994, amounted to $1.8 billion and $4.6 billion, respectively, compared to $1.6 billion and $4.8 billion for the same periods in 1993. Refinanced loans constituted 33% and 44% of new loan originations for the quarter and nine months ended September 30, 1994, respectively, compared to 57% and 58% for the quarter and nine months ended September 30, 1993. In the first nine months of 1994, the rising cost of new fixed-rate mortgages caused the volume of refinance activity in the marketplace to drop considerably from the high levels of 1993. Higher rates have brought other market changes as well, including a renewed consumer interest in adjustable rate mortgages, which are currently more attractively priced than traditional fixed-rate loans. The increased customer preference for adjustable rate instruments combined with the Company's expanded loan origination staff contributed to the 13% increase in 1994's third quarter originations as compared to the previous year.

     Although the Company has lending operations in 22 states, the primary mortgage origination focus continues to be on residential properties in California. For the quarter and nine months ended September 30, 1994, 59% and 64%, respectively, of total loan originations were on residential properties in California compared to 71% and 75% for the same periods in 1993. Although California originations continue to be a large portion of total originations, the decrease in 1994 as compared to 1993 was due to increased activity by the Company in markets outside California and the decrease of originations in California. The percentage of the total loan portfolio that is comprised of residential loans in California was 79% at September 30, 1994, compared to 82% at September 30, 1993, and 81% at December 31, 1993.

     The tables on the following two pages show the Company's loan portfolio by state at September 30, 1994, and 1993.

                                         TABLE 3

                                 Loan Portfolio by State
                                    September 30, 1994
                                     ($000s Omitted)


                       Residential
                ------------------------             Commercial                  Loans as
                       Real Estate                      Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- - - ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $17,073,781   $3,272,319    $  293    $ 83,959    $20,430,352     78.96%
Colorado            637,409      151,320       -0-       8,632        797,361      3.08
Illinois            551,839      157,661       -0-       4,868        714,368      2.76
New Jersey          594,290           40       -0-         155        594,485      2.30
Washington          263,322      229,284       -0-         824        493,430      1.91
Texas               442,100        3,240       607       1,792        447,739      1.73
Florida             410,158          -0-       342       2,142        412,642      1.60
Virginia            320,910          791       -0-       1,736        323,437      1.25
Arizona             236,714        9,818       -0-       1,828        248,360      0.96
Pennsylvania        226,061          -0-       -0-       4,978        231,039      0.89
Connecticut         218,598          -0-       -0-         -0-        218,598      0.85
Maryland            183,772          -0-       -0-         654        184,426      0.71
Oregon              138,442        8,246       -0-       3,966        150,654      0.58
Kansas              121,968        5,347       -0-         230        127,545      0.49
Nevada              113,252        1,343       -0-         -0-        114,595      0.44
Missouri             60,254        8,060       -0-          79         68,393      0.26
New York             58,568          169       -0-         -0-         58,737      0.23
Utah                 52,216           71       -0-       2,213         54,500      0.21
Georgia              50,459          -0-       -0-       2,545         53,004      0.20
Ohio                 32,297        3,762       835       6,508         43,402      0.17
Wisconsin            19,737        3,746       -0-         -0-         23,483      0.09
Washington DC        18,612          -0-       -0-         -0-         18,612      0.07
New Mexico           11,708          -0-       -0-         -0-         11,708      0.05
Minnesota             6,192          -0-       -0-         -0-          6,192      0.02
Idaho                 5,421          -0-       -0-         -0-          5,421      0.02
Delaware              5,057          -0-       -0-         -0-          5,057      0.02
Other                24,521          486       -0-      10,478         35,485      0.15
                -----------   ----------    ------    --------    -----------    ------
  Totals        $21,877,658   $3,855,703    $2,077    $137,587     25,873,025    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                             (95,173)
Loan discount on purchased loans                                       (7,141)
Undisbursed loan funds                                                 (2,839)
Allowance for loan losses                                            (123,262)
LTF interest reserve                                                     (809)
TDR interest reserve                                                   (3,098)
Loans on customer deposits                                             29,910
                                                                  -----------
  Total loan portfolio                                            $25,670,613
                                                                  ===========

(a)  The Company has no commercial loans.

                                         TABLE 4

                                 Loan Portfolio by State
                                    September 30, 1993
                                     ($000s Omitted)


                       Residential
                ------------------------             Commercial                  Loans as
                       Real Estate                      Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- - - ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $16,290,559   $3,275,268    $  313    $ 91,408    $19,657,548     82.49%
Colorado            579,156      101,217       -0-       6,788        687,161      2.88
New Jersey          537,377           41       -0-         175        537,593      2.26
Illinois            388,296      124,426       -0-       5,463        518,185      2.17
Washington          194,503      205,920       -0-         849        401,272      1.68
Florida             303,359          118        32       4,267        307,776      1.29
Virginia            222,822          -0-       -0-       2,819        225,641      0.95
Texas               195,237        4,328       619       1,364        201,548      0.85
Connecticut         174,272          -0-       -0-         -0-        174,272      0.73
Arizona             157,891        4,347       -0-       1,903        164,141      0.69
Kansas              125,678        5,483       -0-         238        131,399      0.55
Pennsylvania        120,577          110       -0-       9,649        130,336      0.55
Oregon              111,665       10,542       -0-       4,127        126,334      0.53
Maryland            112,540          -0-       -0-       2,965        115,505      0.49
Nevada               87,201        1,428       -0-         -0-         88,629      0.37
Missouri             62,565        8,202       -0-          80         70,847      0.30
New York             69,237          174       -0-         665         70,076      0.29
Georgia              63,574          -0-       -0-       2,817         66,391      0.28
Ohio                 48,283        6,279     1,114       4,734         60,410      0.25
Utah                 34,581          142       -0-       2,390         37,113      0.16
Other                37,789        5,506       -0-      14,016         57,311      0.24
                -----------   ----------    ------    --------    -----------    ------
  Totals        $19,917,162   $3,753,531    $2,078    $156,717     23,829,488    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                            (103,733)
Loan discount on purchased loans                                       (9,358)
Undisbursed loan funds                                                 (2,117)
Allowance for loan losses                                             (84,090)
LTF interest reserve                                                     (953)
TDR interest reserve                                                     (736)
Loans on customer deposits                                             31,579
                                                                  -----------
  Total loan portfolio                                            $23,660,080
                                                                  ===========

(a)  The Company has no commercial loans.

     Golden West continues to emphasize adjustable rate mortgages
(ARMs)--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 89% at September 30, 1994, compared to 87% at September 30, 1993, and December 31, 1993. While rates on fixed-rate mortgages rose significantly during the first nine months of 1994, lower rates on ARM loans made adjustable instruments more attractive in the marketplace. Golden West's ARM originations constituted approximately 90% of new mortgage loans made by the Company in the first nine months of 1994 compared to 76% in the first nine months of 1993.

     The weighted average maximum lifetime cap rate on the Association's ARM portfolio was 13.49%, or 7.18% above the actual weighted average rate, at September 30, 1994, versus 13.92%, or 7.33% above the weighted average rate, at September 30, 1993.

     Approximately $4.5 billion of the Association's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of September 30, 1994, $1.2 billion of these loans were at their rate floors. The weighted average floor rate on these loans was 7.37% at September 30, 1994. Without the floor, the average yield on these loans would have been 6.17%.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the third quarter and first nine months of 1994 were $687 million and $2.6 billion, respectively, compared to $990 million and $2.7 billion in the same periods of 1993. The decrease in loan repayments for the first nine months of 1994 was primarily due to lower mortgage payoffs and lower refinances within our loan portfolio in the second and third quarters.

     The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. See
"Accounting Changes" on page 7.

     Based on current assessments of severity of damage, borrower equity, and levels of insurance coverage, the Company believes that any potential loss from the Northridge (Southern California) earthquake in January 1994 will not be material to the financial condition and results of operations of the Company. The first nine months of 1994 loan loss reserve and provision for loan losses included $3.7 million in loss reserves specifically identified as earthquake losses. In addition, at September 30, 1994, troubled debt restructured, which are loans that have been temporarily modified due to a weakness in the collateral and/or borrower, included $20 million of loans modified as a result of the Southern California earthquake.

          NONPERFORMING ASSETS

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. Loans in-substance foreclosed are no longer classified as part of the real estate held for sale portfolio upon adoption of FAS 114 during December 1993 and are now included in the Company's total loan portfolio as previously discussed. No interest is recognized on non-accrual loans.

     The table below shows the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at September 30, 1994, and 1993, and December 31, 1993.

                                  TABLE 5

                           Nonperforming Assets
                              ($000s Omitted)

                                          September
                                  ------------------------      December 31
                                    1994            1993           1993
                                  --------        --------      -----------
Non-accrual loans                 $342,192        $300,242         $330,062
Real estate acquired
  through foreclosure               62,239          63,985           62,724
Loans in-substance foreclosed          -0-           9,068              -0-
Real estate in judgement               805           1,084            1,366
                                  --------        --------         --------
Total nonperforming assets        $405,236        $374,379         $394,152
                                  ========        ========         ========
Ratio of nonperforming
  assets to total assets             1.35%           1.32%            1.37%
                                  ========        ========         ========

     The increase in NPAs in 1994 was primarily in California single-family loans. The weak economy and high unemployment in California resulted in an increase in loan delinquencies and foreclosures and, in certain areas, decreases in real estate prices. The growth in the total dollar amount of NPAs has also been impacted by a continued high level of bankruptcy filings, which often delay the collection process and extend the length of time a loan remains delinquent. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans in the third quarter and first nine months of 1994 amounted to $4 million and $14 million, respectively, compared to $4 million and $15 million in the same periods of 1993.

     The tables on the following two pages show the Company's nonperforming assets by state at September 30, 1994, and 1993.

                                                TABLE 6

                                     Nonperforming Assets by State
                                           September 30, 1994
                                            ($000s Omitted)


                      Non-Accrual Loans(a)
                ------------------------------       Real Estate Owned
                   Residential                  ----------------------------            NPAs as
                   Real Estate      Commercial    Residential                  Total     a % of
   State           1-4       5+    Real Estate    1-4       5+    Commercial    NPAs     Loans
- - - ------------    --------  -------  -----------  -------   ------  ----------  --------  -------
California      $274,958  $25,550     $  990    $47,826   $7,034    $4,471    $360,829   1.77%
Colorado           1,810      -0-      3,141        177      -0-       153       5,281   0.66
Illinois           3,145      774        -0-        244      -0-       -0-       4,163   0.58
New Jersey        10,866      -0-        -0-      1,676      -0-       -0-      12,542   2.11
Washington           519      -0-        -0-        121      -0-       -0-         640   0.13
Texas              1,003      -0-        -0-        351      -0-       -0-       1,354   0.30
Florida            2,493      -0-        372        418      -0-       -0-       3,283   0.80
Virginia           1,687      -0-        -0-        147      -0-       -0-       1,834   0.57
Arizona            1,608      -0-        -0-        -0-      -0-       -0-       1,608   0.65
Pennsylvania       1,899      -0-        -0-         66      -0-       -0-       1,965   0.85
Connecticut        3,890      -0-        -0-       (252)(b)  -0-       -0-       3,638   1.66
Maryland             514      -0-        -0-        678      -0-       -0-       1,192   0.65
Oregon               324      -0-        -0-        -0-      -0-       -0-         324   0.22
Kansas               602       40        -0-        266      -0-       -0-         908   0.71
Nevada               560      -0-        -0-        -0-      -0-       -0-         560   0.49
Missouri             359       44        -0-        117      287       -0-         807   1.18
New York           3,492      -0-        -0-        778      -0-       -0-       4,270   7.27
Utah                 125      -0-        -0-        -0-      -0-       -0-         125   0.23
Georgia            1,026      -0-        -0-        211      -0-       -0-       1,237   2.33
Ohio                  40      -0-        211        -0-      -0-       -0-         251   0.58
Wisconsin            -0-      -0-        -0-        -0-      -0-       -0-         -0-   0.00
Washington DC        -0-      -0-        -0-        -0-      -0-       -0-         -0-   0.00
New Mexico             4      -0-        -0-        -0-      -0-       -0-           4   0.03
Minnesota            -0-      -0-        -0-        -0-      -0-       -0-         -0-   0.00
Idaho                -0-      -0-        -0-        -0-      -0-       -0-         -0-   0.00
Delaware             -0-      -0-        -0-        -0-      -0-       -0-         -0-   0.00
Other                146      -0-        -0-        -0-      -0-       -0-         146   0.47
                --------  -------     ------    -------   ------    ------    --------  -----
  Totals        $311,070  $26,408     $4,714    $52,824   $7,321    $4,624     406,961   1.57
                ========  =======     ======    =======   ======    ======
REO general valuation allowance                                                 (1,725)  0.00
                                                                              --------  -----
                                                                              $405,236   1.57%
                                                                              ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b)  Amount is negative due to the cost of environmental cleanup.

                                                TABLE 7

                                     Nonperforming Assets by State
                                           September 30, 1993
                                            ($000s Omitted)

                      Non-Accrual Loans(a)
                ------------------------------          Real Estate Owned
                   Residential                  ----------------------------------            NPAs as
                   Real Estate      Commercial    Residential                        Total     a % of
   State           1-4       5+    Real Estate    1-4       5+    Land  Commercial    NPAs     Loans
- - - ------------    --------  -------  -----------  -------  -------  ----  ----------  --------  -------
California      $243,779  $11,794     $1,222    $48,230  $ 6,754  $-0-    $4,144    $315,923   1.61%
Colorado           2,434       77         79      1,698    6,596   -0-     1,973      12,857   1.87
New Jersey        13,563      -0-          5        963      -0-   220       -0-      14,751   2.74
Illinois           2,124      -0-        -0-        265    1,022   -0-       -0-       3,411   0.66
Washington           259      -0-        -0-        -0-      -0-   -0-       -0-         259   0.06
Florida            5,093      -0-        381        612      -0-   -0-       -0-       6,086   1.98
Virginia           1,338      -0-        -0-        349      -0-   -0-       -0-       1,687   0.75
Texas              1,416      -0-        -0-        186      -0-   -0-       -0-       1,602   0.79
Connecticut        3,555      -0-        -0-        614      -0-   -0-       -0-       4,169   2.39
Arizona            1,552      -0-        -0-        160      -0-   -0-       -0-       1,712   1.04
Kansas             1,213      -0-        -0-        423      -0-   -0-       -0-       1,636   1.25
Pennsylvania       1,230      -0-        -0-        114      -0-   -0-       -0-       1,344   1.03
Oregon               321      -0-        -0-        -0-      -0-   -0-       -0-         321   0.25
Maryland           1,416      -0-        -0-        149      -0-   -0-       -0-       1,565   1.35
Nevada               464      -0-        -0-        -0-      -0-   -0-       -0-         464   0.52
Missouri             306      -0-        -0-         16      626   -0-       -0-         948   1.34
New York           4,002      -0-        -0-      1,549      -0-   -0-       -0-       5,551   7.92
Georgia            1,991      -0-        -0-        214      -0-   -0-       -0-       2,205   3.32
Ohio                  16      -0-        213        -0-      -0-   -0-        80         309   0.51
Utah                 157      -0-        -0-        -0-      -0-   -0-       -0-         157   0.42
Other                242      -0-        -0-        -0-      -0-   -0-       -0-         242   0.42
                --------  -------     ------    -------  -------  ----    ------    --------  -----
  Totals        $286,471  $11,871     $1,900    $55,542  $14,998  $220    $6,197     377,199   1.58
                ========  =======     ======    =======  =======  ====    ======
REO general valuation allowance                                                       (2,820) (0.01)
                                                                                    --------  -----
                                                                                    $374,379   1.57%
                                                                                    ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

     The Company's troubled debt restructured (TDRs) were $62 million or 0.20% of assets at September 30, 1994, compared to $23 million or 0.08% of assets at September 30, 1993, and $37 million or 0.13% of assets at December 31, 1993. The increase from September 1993 to September 1994 is due in part to the December 31, 1993, FAS 114 reclassification of in-substance foreclosed loans previously discussed, which included loans that had been modified. In addition, at September 30, 1994, $20 million or 0.07% was related to the Southern California earthquake. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $220 thousand and $465 thousand for the three and nine months ended September 30, 1994, respectively, compared to $61 thousand and $184 thousand for the quarter and nine months ended September 30, 1993.

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

     The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1994, and 1993.

                                  TABLE 8

                 Changes in the Allowance for Loan Losses
                              ($000s Omitted)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                  ------------------    ------------------
                                    1994       1993       1994       1993
                                  --------   -------    --------   -------
Beginning allowance for
  loan losses                     $118,587   $78,617    $106,698   $70,924
Provision charged to expense        15,996    16,196      50,434    40,837
Less loans charged off             (11,621)  (11,002)    (34,646)  (28,493)
Add recoveries                         300       279         776       822
                                  --------   -------    --------   -------
Ending allowance for loan
  losses                          $123,262   $84,090    $123,262   $84,090
                                  ========   =======    ========   =======
Ratio of net chargeoffs to
  average loans outstanding
  (excluding MBS)                     .18%      .18%        .18%      .16%
                                  ========   =======    ========   =======
Ratio of allowance for loan
  losses to nonperforming
  assets                                                   30.4%     22.5%
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

     Chargeoffs increased as a result of the increase in nonperforming loans, the increase in real estate owned, and the increased losses on real estate owned.

          CUSTOMER DEPOSITS

     Customer deposits increased during the third quarter of 1994 by $615 million, including interest credited of $149 million, compared to a customer deposit increase of $504 million, including interest credited of $146 million and the acquisition of seven branches in Arizona containing $320 million in deposits and the sale of two branches in Ohio containing $133 million in deposits, in the third quarter of 1993. Customer deposit balances for the first nine months of 1994 increased by $1.1 billion, including interest credited of $420 million and the acquisition of three branches in New Jersey containing $78 million in deposits, compared to an increase of $1.1 billion, including interest credited of $426 million and the acquisition of seven branches in Arizona containing $320 million in deposits and the sale of two branches in Ohio containing $133 million in deposits, in the same period of 1993. The net increase of customer deposits during the first nine months of 1994 resulted from the improvement in the savings market as interest rates rose. The increase in 1993 was a result of special promotions in the Company's savings markets.

     In the event of the appointment of a receiver for a federally chartered savings association, such as the Association, based upon the failure of the savings association to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including Holders of the Notes). Thus, claims for deposits would have a priority over claim of Holders of the Notes. As of September 30, 1994, the Association had approximately $18.5 million of deposits outstanding.

     The table below shows the Company's customer deposits by interest rate and by remaining maturity at September 30, 1994, and 1993.

                                  TABLE 9

                             Customer Deposits
                           (Dollars in millions)

                                                  September 30
                                      -------------------------------------
                                           1994                 1993
                                      ----------------     ----------------
                                      Rate*    Amount      Rate*    Amount
                                      ----------------     ----------------
Customer deposits by interest rate:
Interest-bearing checking
  accounts                            1.27%    $   726     1.46%    $   705
Passbook accounts                     2.16         667     2.21         607
Money market deposit accounts         2.95       2,048     3.40       2,413
Term certificate accounts with
  original maturities of:
    4 weeks to 1 year                 3.75       4,151     3.29       4,489
    1 to 2 years                      4.27       5,890     3.92       4,702
    2 to 3 years                      4.58       1,895     4.92       1,377
    3 to 4 years                      5.25         849     6.28       1,162
    4 years and over                  5.58       2,084     6.08       1,999
Retail jumbo CDs                      4.81         208     5.59          90
All other                             7.80          12     7.75          21
                                               -------              -------
                                               $18,530              $17,565
                                               =======              =======

Customer deposits by remaining maturity:
No contractual maturity                        $ 3,441              $ 3,725
Maturity within one year:
  4th quarter                                    3,112                3,413
  1st quarter                                    3,174                2,993
  2nd quarter                                    1,780                1,922
  3rd quarter                                    1,604                1,653
                                               -------              -------
                                                 9,670                9,981

1 to 2 years                                     3,236                1,886
2 to 3 years                                       901                  466
3 to 4 years                                       508                  577
4 years and over                                   774                  930
                                               -------              -------
                                               $18,530              $17,565
                                               =======              =======

*Weighted average interest rate, including the effect of hedging transactions.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses FHLB borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.2 billion at September 30, 1994, compared to $6.3 billion at September 30, 1993, and December 31, 1993.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $568 million, $217 million, and $377 million at September 30, 1994, and 1993, and December 31, 1993, respectively.

     OTHER BORROWINGS

     Golden West currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company had issued a total of $1.0 billion of subordinated debt at September 30, 1994. As of September 30, 1994, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file shelf registrations with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. At
September 30, 1994, $1.2 billion was available for issuance. The Association had medium-term notes outstanding under the current and prior registrations with principal amounts of $664 million at September 30, 1994, compared to $676 million at September 30, 1993, and $677 million at December 31, 1993. As of September 30, 1994, the Association's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of September 30, 1994, the Association had issued a total of $200 million of subordinated notes. As of September 30, 1994, World's subordinated notes were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity decreased during the first nine months of 1994 due to the $50 million decrease in unrealized gains on securities available for sale caused by the decrease in market values of securities available for sale since December 31, 1993, and due to the $124 million cost of repurchasing the Company stock. These decreases in stockholders' equity were partially offset by 1994's net earnings. The Company's stockholders' equity increased in the first nine months of 1993 through the retention of net earnings.

     On October 31, 1994, the Company received from World a dividend in the amount of $150 million. The primary purpose of the dividend was to finance the Company's stock repurchase program.

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million shares of Golden West's common stock. As of September 30, 1994, 3.3 million shares had been repurchased and retired at a cost of $131.6 million since October 28, 1993, of which 2.0 million shares were purchased and retired at a cost of $80.3 million during the third quarter of 1994. At September 30, 1994, the total remaining shares authorized for repurchase was 3.0 million shares.
At the September 30, 1994, market price of $39.625 per share, the remaining authorized but unacquired shares would require $118 million to repurchase. The repurchase of Company stock is not intended to have a material impact on the normal liquidity of the Company.

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

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table on the following page shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at September 30, 1994, and 1993.

                                 TABLE 10

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                        Under Current Requirements
                              ($000s Omitted)


                                      1994                                          1993
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----     ----------   ------    ----------   -----
     Tangible      $2,191,727    7.41%    $  443,548   1.50%     $1,917,726    6.94%    $  414,249   1.50%
     Core           2,302,614    7.79        887,096   3.00       2,124,851    7.69        828,499   3.00
     Risk-based     2,607,182   15.67      1,331,353   8.00       2,400,407   16.72      1,148,350   8.00

     During the first quarter of 1994, the Office of Thrift Supervision changed the regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. Due to uncertainty over how the new regulations will be applied, World Savings has taken the conservative approach and, pending any further clarification from the OTS, has weighted the Association's entire multi-family portfolio at 100%. This change caused a decrease in the risk-based capital ratio from September 1993 to September 1994.

     The table below shows World's regulatory capital ratios and compares them to the fully phased-in 1995 OTS minimum requirements at September 30, 1994, and 1993.

                                 TABLE 11

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                    Under Fully Phased-In Requirements
                              ($000s Omitted)


                                      1994                                          1993
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----     ----------   ------    ----------   -----
     Tangible      $2,191,727    7.41%    $  443,548   1.50%     $1,917,726    6.94%    $  414,249   1.50%
     Core           2,191,727    7.41        887,096   3.00       1,917,726    6.94        828,499   3.00
     Risk-based     2,496,295   15.10      1,322,482   8.00       2,192,253   15.50      1,131,698   8.00

     The table below shows a reconciliation of World's equity capital to regulatory capital under OTS regulations at September 30, 1994.

                                 TABLE 12

          Reconciliation of Equity Capital to Regulatory Capital
                       Under Current OTS Regulations
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  ----------   -----------
Common stock                    $       150
Paid-in capital                     233,441
Retained earnings                 2,052,881
Unrealized gains on securities
  available for sale                 39,135
                                -----------
Equity capital                  $ 2,325,607  $ 2,325,607  $ 2,325,607   $ 2,325,607  $ 2,325,607  $ 2,325,607
                                ===========
Positive goodwill (1) (2)                       (223,364)    (223,364)     (223,364)    (223,364)    (223,364)
Negative goodwill (1) (3)                         89,484       89,484        89,484       89,484       89,484
Qualifying supervisory
  positive goodwill (1) (2)                                   110,887       110,887      110,887      110,887
Equity/other investments                                                                               (1,739)
Subordinated debt                                                                                     199,036
General valuation allowances                                                                          107,271
                                             -----------  -----------   -----------  ----------   -----------
Regulatory capital                           $ 2,191,727  $ 2,302,614   $ 2,302,614  $ 2,302,614  $ 2,607,182
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $29,695,969
                                ===========
Adjusted total assets                        $29,569,881  $29,569,881   $29,569,881
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $16,641,908  $16,641,908
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                7.83%        7.41%        7.79%         7.79%       13.84%       15.67%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Ratio Requirements:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) All goodwill is required to be deducted from tangible capital. Goodwill arising prior to April 12, 1989, in excess of a sliding scale limit (0.375% of assets at September 30, 1994), is required to be deducted from all other capital computations on a phased-in basis through December 1994. Goodwill arising after April 12, 1989, must be deducted from all capital computations.
(2) All but $3,909 of the Association's positive goodwill arose prior to April 12, 1989.
(3)  The Association's negative goodwill arose after April 12, 1989.

     The table below compares World's regulatory capital to the OTS well capitalized classification of capital standards at September 30, 1994.

                                 TABLE 13

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                   ACTUAL            WELL CAPITALIZED
                            -------------------    -------------------
                              Capital     Ratio      Capital     Ratio
                            ----------   ------    ----------   ------
     Leverage               $2,302,614    7.79%    $1,478,494    5.00%
     Tier 1 risk-based       2,302,614   13.84        998,514    6.00
     Total risk-based        2,607,182   15.67      1,664,191   10.00

     World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at September 30, 1994, were 7.41%, 13.26%, and 15.10%, respectively.

     On October 31, 1994, World paid a dividend to Golden West in the amount of $150 million. After giving the effect to the dividend, the September 30, 1994, World fully phased-in leverage, Tier 1 risk-based, and total risk-based capital ratios on a pro-forma basis were 6.90%, 12.46%, and 14.32%, respectively. The primary purpose of the dividend was to finance Golden West's stock repurchase program.


     RESULTS OF OPERATIONS

          SPREADS

     An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1994, and 1993, and December 31, 1993.

                                     TABLE 14

                             Yield on Earning Assets,
                        Cost of Funds, and Primary Spread,
                      Including Effect of Purchase Accounting

                                          September 30
                                      --------------------     December 31
                                       1994          1993         1993
                                      ------        ------     -----------
Yield on loan portfolio                6.62%         6.89%           6.73%
Yield on mortgage-backed securities    8.44          9.09            8.67
Yield on investments                   5.16          3.58            3.80
                                      ------        ------          ------
Yield on earning assets                6.60          6.74            6.61
                                      ------        ------          ------
Cost of customer deposits              4.05          4.02            3.92
Cost of borrowings                     5.23          4.83            4.69
                                      ------        ------          ------
Cost of funds                          4.42          4.28            4.18
                                      ------        ------          ------
Primary spread                         2.18%         2.46%           2.43%
                                      ======        ======          ======

     The Company's primary spread is to some degree dependent on changes in interest rates because Golden West's liabilities tend to respond somewhat more rapidly to rate movements than its assets. During the first nine months of 1994, interest rates rose, leading to an increase in the cost of Golden West's liabilities during the third quarter. At the same time, however, the yield on the Company's major earning asset, the loan portfolio, declined slightly because most of Golden West's mortgages are tied to the Eleventh District FHLB Cost of Funds Index (the COFI), which lags changes in market rates by several months. Consequently, at September 30, 1994, the Company's primary spread was lower than at both December 31, 1993, and September 30, 1993.

     The Company enters into a variety of derivative financial instruments as a part of its interest rate risk management strategy. The Company does not hold any derivative financial instruments for trading purposes. During 1994, the most frequently used derivative products are various types of interest rate swaps and caps.

     An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating or fixed rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to reduce the impact of changes in interest rates on customer deposit rates, mortgage loan yields, or rates on other specified assets or borrowings. Some interest rate swaps have been entered into with starting dates in the future in anticipation of future prepayments on fixed-rate assets. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of similar assets or liabilities.

     An interest rate cap is an agreement between two parties in which one party pays a fee for the right to receive a payment from a counterparty based on the excess, if any, of an open market floating rate over a base rate applied to a notional principal amount. The excess which may be received on interest rate cap agreements reduces the impact of increases in interest rates on consumer deposit rates and mortgage loan yields. Amounts which may be received on interest rate cap agreements and fees paid to purchase the agreements are recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of similar assets or liabilities.

     Derivatives decreased net interest income by $3 million and $18 million for the three and nine month periods ended September 30, 1994, respectively, as compared to $15 million and $57 million for the same periods in 1993.

     The table below summarizes the unrealized gains and losses for derivative instruments at September 30, 1994, and 1993.

                                 TABLE 15

Supplemental Schedule of Unrealized Gains and Losses on Derivative Products
                              ($000s Omitted)


                                         September 30, 1994                      September 30, 1993
                                -------------------------------------   -------------------------------------
                                                             Net                                     Net
                                Unrealized   Unrealized   Unrealized    Unrealized   Unrealized   Unrealized
                                  Gains        Losses     Gain (Loss)     Gains        Losses     Gain (Loss)
                                ----------   ----------   -----------   ----------   ----------   -----------
Interest rate caps                $   259     $    -0-      $   259          N/A           N/A           N/A
Interest rate swaps                93,668      (79,950)      13,718      $96,869     $(201,773)    $(104,904)
                                  -------     --------      -------      -------     ---------     ---------
Total                             $93,927     $(79,950)     $13,977      $96,869     $(201,773)    $(104,904)
                                  =======     ========      =======      =======     =========     =========

                                 TABLE 16

                      Schedule of Derivative Activity
                      (Notional Amounts in Millions)


                                                         Nine Months Ended
                                                         September 30, 1994
                                         ---------------------------------------------------
                                         Receive      Pay               Forward     Interest
                                          Fixed      Fixed    Basis     Starting      Rate
                                          Swaps      Swaps    Swaps(a)   Swaps        Caps
                                         -------    ------    -----     --------    --------
Balance at December 31, 1993              $2,706    $2,582     $600       $210       $ 437

Additions                                  2,561       124      -0-        -0-         -0-
Maturities/amortization                     (350)     (336)     -0-        -0-        (115)
Terminations                                 -0-       -0-      -0-        -0-         -0-
Forward starting becoming effective           75       -0-      -0-        (75)        -0-
Other                                        -0-       -0-      -0-        -0-         -0-
                                          ------    ------     ----       ----       -----
Balance, September 30, 1994               $4,992    $2,370     $600       $135       $ 322
                                          ======    ======     ====       ====       =====

(a)  Receives floating, pays floating.


     The table on the following page shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1994, and 1993, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                 TABLE 17

                    Selected Revenue and Expense Items
                     as Percentages of Total Revenues

                                                Three Months   Nine Months
                                                   Ended          Ended
                                                September 30   September 30
                                                ------------   ------------
                                                1994   1993    1994   1993
                                                -----  -----   -----  -----
Interest on loans                               86.1%  84.6%   85.5%  84.9%
Interest on mortgage-backed securities           5.3    6.7     5.6    7.5
Interest and dividends on investments            6.6    5.7     6.6    4.9
                                                -----  -----   -----  -----
                                                98.0   97.0    97.7   97.3
Less:
  Interest on customer deposits                 37.8   36.8    36.4   36.7
  Interest on advances and other borrowings     23.1   22.3    22.2   22.8
                                                -----  -----   -----  -----
                                                60.9   59.1    58.6   59.5

Net interest income                             37.1   37.9    39.1   37.8
  Provision for loan losses                      3.4    3.3     3.6    2.8
                                                -----  -----   -----  -----
Net interest income after provision for
  loan losses                                   33.7   34.6    35.5   35.0

Add:
  Fees                                           1.3    1.6     1.6    1.5
  Gain (loss) on the sale of securities and
    mortgage-backed securities                   0.0    0.6     0.0    0.5
  Other non-interest income                      0.7    0.8     0.7    0.7
                                                -----  -----   -----  -----
                                                 2.0    3.0     2.3    2.7
Less:
  General and administrative expenses           15.7   14.4    15.7   13.8
  Amortization of goodwill                       0.1   (0.1)    0.1   (0.1)
  Taxes on income                                8.2   10.2     9.0    9.8
                                                -----  -----   -----  -----
  Net earnings                                  11.7%  13.1%   13.0%  14.2%
                                                =====  =====   =====  =====

         INTEREST ON LOANS

     In the third quarter of 1994, interest on loans was lower than in the comparable 1993 period by $1.6 million or 0.4%. The 1994 decrease was due to a 42 basis point decrease in the average portfolio yield and the $2.5 million decrease in the amortization of the loan acquisition discount offset by a $1.6 billion increase in the average portfolio balance. For the first nine months of 1994, interest on loans was lower than in the first nine months of 1993 by $24.6 million or 2.0% due to a 54 basis point decrease in the average portfolio yield and a $5.5 million decrease in the amortization of the loan acquisition discount, which was partially offset by a $1.5 billion increase in the average portfolio balance. The loan acquisition discount resulted from loans acquired in a 1982 merger and is amortized as loans are repaid.

          INTEREST ON MORTGAGE-BACKED SECURITIES

     In the third quarter of 1994, interest on mortgage-backed securities was lower than in the comparable 1993 period by $7.5 million or 23.1%. The 1994 decrease was due to a 69 basis point decrease in the average portfolio yield and a $245 million decrease in the average portfolio balance. For the first nine months of 1994, interest on mortgage-backed securities was lower than in the comparable 1993 period by $29.1 million or 26.8% due to a 71 basis point decrease in the average portfolio yield and a $332 million decrease in the average portfolio balance.

          INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on investments. For the third quarter of 1994, interest and dividends on investments was $3.4 million or 12.2% higher than for the same period in 1993. The increase was primarily due to a 128 basis point increase in the average portfolio yield, which was partially offset by a $481 million decrease in the average portfolio balance. For the first nine months of 1994, interest and dividends on investments was $22.2 million or 31.7% higher than for the same period in 1993. The increase was primarily due to a $79 million increase in the average portfolio balance and an 86 basis point increase in the average portfolio yield.

          INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with original maturities of two years or less. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. In the third quarter of 1994, interest on customer deposits increased by $686 thousand or 0.4% from the comparable period of 1993. The third quarter increase was primarily due to an $807 million increase in the average deposit balance partially offset by a 17 basis point decrease in the average cost of deposits. For the first nine months of 1994, interest on customer deposits was $19.1 million or 3.6% lower than for the same period in 1993. The nine month decrease was primarily due to a 35 basis point decrease in the average cost of deposits partially offset by a $901 million increase in the average deposit balance.

          INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the third quarter of 1994, interest on advances and other borrowings was $1.7 million or 1.6% higher than in the same period in 1993. The third quarter increase was primarily due to a 22 basis point increase in the average cost of these borrowings partially offset by a $130 million decrease in the average balance of these borrowings. For the first nine months of 1994, interest on advances and other borrowings decreased by $16.8 million or 5.1% compared to the same period a year earlier. The nine month decrease was primarily due to a 24 basis point decrease in the average cost of these borrowings, which was partially offset by a $97 million increase in their average balance.

          PROVISION FOR LOAN LOSSES

     The provision for loan losses was $16.0 million and $50.4 million, respectively, for the three and nine months ended September 30, 1994, compared to $16.2 million and $40.8 million for the same periods in 1993. The 1994 increase in the provision over 1993 reflected increased chargeoffs and the continued buildup of the loan loss reserves reflecting an increase in nonperforming assets and the weak California economy. In addition, the provision for the first nine months of 1994 included
$3.7 million in specific earthquake loss reserves.

          GENERAL AND ADMINISTRATIVE EXPENSES

     For the third quarter and first nine months of 1994, general and administrative expenses (G & A) increased by $4.7 million or 6.7% and $22.1 million or 11.1%, respectively, from the comparable periods in 1993. The primary reasons for the increase in 1994 were the expansion of loan origination capacity and savings branches primarily outside California; the expenses of relocating some of our administrative operations to San Antonio, Texas; the installation of enhancements to data processing systems; and general inflation. In addition, during the first nine months of 1993, the Company received a reduction in the FDIC premium due to the settlement of the FSLIC secondary reserve in the amount of $2.8 million, resulting in a reduction in deposit insurance expense for the first nine months of 1993. G & A as a percentage of average assets on an annualized basis was 1.01% for the third quarter and first nine months of 1994 compared to 0.98% and 0.95% for the same periods in 1993.

          TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
FAS 109 required a change from the deferred method to the liability method of computing deferred income taxes. The Company has applied FAS 109 prospectively. FAS 109 required the Company to adjust its purchase accounting for prior business combinations by increasing deferred tax assets and reducing goodwill by $23 million to reflect the non-taxability of purchase accounting income. This deferred tax asset is being amortized over the remaining lives of the related purchased assets.

     The corporate tax rate for the third quarter of 1994 was 41.0% compared to 43.8% for the same period a year ago. The third quarter of 1993 reflects the increase in the federal corporate income tax rate from 34% to 35% retroactive to January 1, 1993, and required an increase to the deferred tax liability. The corporate tax rate for the first nine months of 1994 was 41.0% compared to 40.9% for the same period a year ago.

          LIQUIDITY AND CAPITAL RESOURCES

     The Association's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of the Association's liquidity positions at September 30, 1994, and 1993, and December 31, 1993, see the cash and investments section on pages 10 and 11.

     The principal sources of funds for the Association's parent, Golden West, are dividends from World and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of the parent company are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Company stock (see the stockholders' equity section on page 23), and general and administrative expenses. At September 30, 1994, and 1993, and December 31, 1993, the parent company's total cash and investments amounted to $771 million (including $400 million in short-term loans to the Association), $705 million, and $956 million (including a $150 million short-term loan to the Association), respectively.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement of Computation of Earnings Per Share

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GOLDEN WEST FINANCIAL CORPORATION




Dated:  November 10, 1994.                /s/ J. L. Helvey
                                          J. L. Helvey
                                          Group Senior Vice President (duly
                                          authorized and principal
                                          financial officer)

                                 EXHIBIT 11

                      Golden West Financial Corporation

               Statement of Computation of Earnings Per Share
                  ($000s omitted except per share amounts)


                                Three Months Ended         Nine Months Ended
                                   September 30              September 30
                             ------------------------  ------------------------
                                 1994         1993         1994         1993
                             -----------  -----------  -----------  -----------
Line 1:
  Average Number of Common
    Shares Outstanding        61,655,755   64,005,260   62,955,404   63,988,501
                             ===========  ===========  ===========  ===========


Line 2:
  Net Earnings               $    56,125  $    63,768  $   183,364  $   205,935
                             ===========  ===========  ===========  ===========


Line 3:
  Earnings Per Common Share
    (Line 2 divided by Line 1)     $ .91        $1.00        $2.91        $3.22
                                   =====        =====        =====        =====