Form 10-Q/A
period 1994-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-01-03
CIK 42293

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                      FORM 10-Q/A AMENDMENT NUMBER 1

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

                                    OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

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

Yes    X            No


     As of October 1, 1994, there were 60,478,055 shares of common stock outstanding.

     Item 6 of the quarterly report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994, is hereby amended in full as follows:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement of Computation of Earnings Per Share

          27 - Financial Data Schedule


                                                       EXHIBIT 27

                                           Golden West Financial Corporation
                                                Financial Data Schedule
                                       ($000s omitted except per share amounts)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30                   September 30
                                                                 ------------------              -----------------
  Cash due from banks                                                                              $   151,581
  Interest-bearing deposits                                                                             97,947
  Federal funds sold - purchased securities for resale                                                 177,000
  Trading account assets                                                                                   -0-
  Investments and mortgage-backed securities held for sale                                           2,371,842
  Investments and mortgage-backed securities held to
    maturity - carrying value                                                                          522,700
  Investments and mortgage-backed securities held to
    maturity - market value                                                                                -0-*
  Loans                                                                                             25,670,613
  Allowance for losses                                                                                 123,262
  Total assets                                                                                      30,066,501
  Deposits                                                                                          18,530,133
  Short-term borrowings                                                                                626,687
  Other liabilities                                                                                    731,384
  Long-term debt                                                                                     8,114,724
  Preferred stock - mandatory redemption                                                                   -0-
  Preferred stock - no mandatory redemption                                                                -0-
  Common stocks                                                                                          6,096
  Other stockholders' equity                                                                         2,057,477
  Total liabilities and stockholders' equity                                                        30,066,501
  Interest and fees on loans                                          $411,573                       1,205,624
  Interest and dividends on investments                                 31,551                          92,239
  Other interest income                                                 25,037                          79,454
  Total interest income                                                468,161                       1,377,317
  Interest on deposits                                                 180,584                         512,580
  Total interest expense                                               290,975                         825,409
  Net interest income                                                  177,186                         551,908
  Provision for loan losses                                             15,996                          50,434
  Investment securities losses                                             (73)                           (106)
  Other expenses                                                        75,817                         223,579
  Income before income tax                                              95,159                         310,540
  Income before extraordinary items                                     95,159                         310,540
  Extraordinary items, less tax                                            -0-                             -0-
  Cumulative change in accounting principles                               -0-                             -0-
  Net income                                                            56,125                         183,364
  Earnings per share - primary                                            0.91                            2.91
  Earnings per share - fully diluted                                      0.91                            2.91
  Net yield - interest earning assets - actual                                                            6.60%
  Loans on non-accrual                                                                                 342,192
  Accruing loans past due 90 days or more                                                                  -0-
  Troubled debt restructuring                                                                           61,608
  Potential problem loans                                                                                  -0-
  Allowance for loan loss - beginning of period                        118,587                         106,698
  Total chargeoffs                                                      11,621                          34,646
  Total recoveries                                                         300                             776
  Allowance for loan loss - end of period                                                              123,262
  Loan loss allowance allocated to domestic loans                                                      123,262
  Loan loss allowance allocated to foreign loans                                                           -0-
  Loan loss allowance - unallocated                                                                        -0-

  *Data only provided at yearend.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GOLDEN WEST FINANCIAL CORPORATION




Dated:  December 30, 1994.              /s/ J. L. Helvey
                                        Group Senior Vice President (duly
                                        authorized and principal
                                        financial officer)