Form 10-K
period 1994-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-03-23
CIK 42293

      PAGE F-1


                                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

          We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




Oakland, California
January 23, 1995

      PAGE F-2
                              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                (Dollars in thousands except per share figures)




                                            ASSETS


                                                                       December 31
                                                             ------------------------------
                                                                 1994               1993
                                                             -----------        -----------
Cash                                                         $   242,441        $   243,185
Securities available for sale at fair value (Note C)           1,488,845          1,636,586
Other investments at cost (fair value of $534,600 and
  $538,100) (Notes D and M)                                      534,600            538,100
Mortgage-backed securities available for sale at fair
  value (Notes E and M)                                          323,339          1,114,069
Mortgage-backed securities held to maturity at cost
  (fair value of $831,436 and $412,243) (Notes F and M)          871,039            408,467
Loans receivable less allowance for loan losses of
  $124,003 and $106,698 (Notes G and L)                       27,071,266         23,912,571
Interest earned but uncollected (Note H)                         202,456            175,080
Investment in capital stock of Federal Home Loan Bank,
  at cost which approximates fair value (Note L)                 332,940            325,737
Real estate held for sale or investment (Note I)                  72,217             67,156
Prepaid expenses and other assets                                206,478            108,832
Premises and equipment, net (Note J)                             201,875            162,751
Goodwill arising from acquisitions (Notes A and B)               136,245            136,754
                                                             -----------        -----------
                                                             $31,683,741        $28,829,288
                                                             ===========        ===========


                      See notes to consolidated financial statements.




                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          December 31
                                                               ------------------------------
                                                                   1994              1993
                                                               -----------        -----------
Customer deposits (Note K)                                     $19,219,389        $17,422,484
Advances from Federal Home Loan Bank (Note L)                    6,488,418          6,281,691
Securities sold under agreements to repurchase (Note M)            601,821            442,874
Medium-term notes (Note N)                                       1,164,079            676,540
Federal funds purchased, due 1995, at 6.4825% to 6.6075%           250,000                -0-
Accounts payable and accrued expenses                              443,693            355,799
Taxes on income (Note P)                                           294,508            364,235
                                                                -----------        -----------
                                                                28,461,908         25,543,623

Subordinated notes (Note O)                                      1,221,559          1,220,061

Stockholders' equity (Notes Q and R):
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding 58,589,955 and 63,928,935 shares          5,859              6,393
  Paid-in capital                                                   45,689             40,899
  Retained earnings - substantially restricted                   1,929,740          1,933,593
                                                               -----------        -----------
                                                                 1,981,288          1,980,885
  Unrealized gains on securities available for sale                 18,986             84,719
                                                               -----------        -----------
                  Total Stockholders' Equity                     2,000,274          2,065,604
                                                               -----------        -----------
                                                               $31,683,741        $28,829,288
                                                               ===========        ===========

      PAGE F-3

                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF NET EARNINGS
                               (Dollars in thousands except per share figures)

                                                           Year Ended December 31
                                                  --------------------------------------
                                                     1994          1993          1992
                                                  ----------    ----------    ----------
  Interest Income:
    Interest on loans                             $1,649,413    $1,637,764    $1,740,845
    Interest on mortgage-backed securities           103,927       138,874       178,010
    Interest and dividends on investments            123,137        93,534        65,655
                                                  ----------    ----------    ----------
                                                   1,876,477     1,870,172     1,984,510
  Interest Expense:
    Interest on customer deposits (Note K)           714,353       705,700       844,710
    Interest on advances                             268,952       273,816       268,320
    Interest on repurchase agreements                 37,620        36,023        65,779
    Interest on other borrowings                     134,182       121,875        88,371
                                                  ----------    ----------    ----------
                                                   1,155,107     1,137,414     1,267,180
                                                  ----------    ----------    ----------
      Net Interest Income                            721,370       732,758       717,330
  Provision for loan losses                           62,966        65,837        43,218
                                                  ----------    ----------    ----------
      Net Interest Income after Provision for
        Loan Losses                                  658,404       666,921       674,112
  Non-Interest Income:
    Fees                                              28,816        31,061        24,458
    Gain (loss) on the sale of securities and
      mortgage-backed securities                        (120)       22,541         4,058
    Other                                              8,790         8,440        12,601
                                                  ----------    ----------    ----------
                                                      37,486        62,042        41,117
  Non-Interest Expense:
    General and administrative:
      Personnel                                      150,220       132,472       118,553
      Occupancy                                       44,472        40,443        38,521
      Deposit insurance                               40,220        35,706        37,621
      Advertising                                     10,761        10,782         8,968
      Other                                           57,246        53,764        47,212
                                                  ----------    ----------    ----------
                                                     302,919       273,167       250,875
    Amortization of goodwill arising
      from acquisitions (Note B)                       2,589        (1,586)          661
                                                  ----------    ----------    ----------
                                                     305,508       271,581       251,536
                                                  ----------    ----------    ----------
  Earnings Before Taxes on Income                    390,382       457,382       463,693
    Taxes on income (Note P)                         159,933       183,528       180,155
                                                  ----------    ----------    ----------
  Net Earnings                                    $  230,449    $  273,854    $  283,538
                                                  ==========    ==========    ==========

  Net earnings per share                               $3.71         $4.28         $4.46
                                                       =====         =====         =====

                     See notes to consolidated financial statements.

      PAGE F-4
                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Dollars in thousands except per share figures)

                                                                             Unrealized Gains         Total
                                       Common     Paid-in      Retained        on Securities        Stockholders'
                                        Stock     Capital      Earnings      Available For Sale        Equity
                                       -------    -------     ----------     ------------------     -------------
Balance at January 1, 1992             $6,350     $26,879     $1,415,906                             $1,449,135

Common stock issued upon
  exercise of stock options,
  including tax benefits -
  425,890 shares                           42       9,307            -0-                                  9,349

Net earnings                              -0-         -0-        283,538                                283,538

Cash dividends on common stock
  ($.23 per share)                        -0-         -0-        (14,624)                               (14,624)
                                       ------     -------     ----------                             ----------
Balance at December 31, 1992            6,392      36,186      1,684,820                              1,727,398

Common stock issued upon
  exercise of stock options,
  including tax benefits -
  208,125 shares                           21       4,713            -0-                                  4,734

Net earnings                              -0-         -0-        273,854                                273,854

Cash dividends on common stock
  ($.27 per share)                        -0-         -0-        (17,280)                               (17,280)

Purchase and retirement of 204,000
  shares of Company stock (Note Q)        (20)        -0-         (7,801)                                (7,821)

Unrealized gains on securities
  available for sale                      -0-         -0-            -0-          $ 84,719               84,719
                                       ------     -------     ----------          --------           ----------
Balance at December 31, 1993            6,393      40,899      1,933,593            84,719            2,065,604

Common stock issued upon
  exercise of stock options,
  including tax benefits -
  222,200 shares                           22       4,790            -0-                                  4,812

Net earnings                              -0-         -0-        230,449                                230,449

Cash dividends on common stock
  ($.31 per share)                        -0-         -0-        (19,220)                               (19,220)

Purchase and retirement of 5,561,180
  shares of Company stock (Note Q)       (556)        -0-       (215,082)                              (215,638)

Change in unrealized gains on
  securities available for sale           -0-         -0-            -0-           (65,733)             (65,733)
                                       ------     -------     ----------          --------           ----------
Balance at December 31, 1994           $5,859     $45,689     $1,929,740          $ 18,986           $2,000,274
                                       ======     =======     ==========          ========           ==========

                              See notes to consolidated financial statements.

      PAGE F-5
                             GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Dollars in thousands)

                                                                         Year Ended December 31
                                                              ----------------------------------------
                                                                  1994           1993          1992
                                                              -----------    -----------   -----------
Cash Flows From Operating Activities:
  Net earnings                                                $   230,449    $   273,854   $   283,538
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      62,966         65,837        43,218
    Amortization of loan fees and discounts                       (28,832)       (45,666)      (53,125)
    Depreciation and amortization                                  19,454         13,978        14,990
    Reduction of a valuation allowance on investments                 -0-        (24,000)       (4,000)
    Loans originated for sale                                     (93,951)      (442,880)     (278,346)
    Sales of loans originated for sale                            146,115        432,362       280,832
    Decrease (increase) in interest earned but uncollected        (27,376)       (17,357)       11,955
    Federal Home Loan Bank stock dividends                        (19,007)       (12,744)       (4,598)
    Decrease (increase) in prepaid expenses and other assets      (91,751)        26,020       (51,777)
    Increase (decrease) in accounts payable and accrued
      expenses                                                     87,894         (5,327)       37,860
    Increase (decrease) in taxes on income                        (23,448)        72,828       179,301
    Other, net                                                    (20,019)       (12,806)        1,571
                                                              -----------    -----------   -----------
      Net cash provided by operating activities                   242,494        324,099       461,419

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (6,543,702)    (5,968,997)   (6,176,744)
    Real estate loans purchased                                   (68,926)       (13,567)       (4,678)
    Other, net                                                      3,816         25,836        47,390
                                                              -----------    -----------   -----------
                                                               (6,608,812)    (5,956,728)   (6,134,032)
  Real estate loan principal payments:
    Monthly payments                                              600,879        574,459       502,431
    Payoffs, net of foreclosures                                2,232,214      2,852,722     3,230,825
    Refinances                                                    326,447        388,171       374,363
                                                              -----------    -----------   -----------
                                                                3,159,540      3,815,352     4,107,619
  Purchases of mortgage-backed securities available for sale       (1,656)           -0-           -0-
  Purchases of mortgage-backed securities held to maturity        (47,086)      (302,313)     (343,736)
  Sales of mortgage-backed securities available for sale              121            -0-           -0-
  Sales of mortgage-backed securities held to maturity                -0-            138           243
  Repayments of mortgage-backed securities                        310,704        645,647       552,045
  Proceeds from sales of real estate                              217,965        206,009       145,247
  Purchases of securities available for sale                   (2,623,315)    (4,326,544)   (1,388,319)
  Sales and maturities of securities available for sale         2,732,562      3,771,617     1,227,427
  Decrease (increase) in other investments                          3,500       (569,697)      257,204
  Purchases of Federal Home Loan Bank stock                           -0-        (79,713)       (1,440)
  Redemptions of Federal Home Loan Bank stock                       7,775         52,969         6,111
  Additions to premises and equipment                             (58,827)       (37,496)      (15,462)
                                                              -----------    -----------   -----------
    Net cash used in investing activities                      (2,907,529)    (2,780,759)   (1,587,093)




                              See notes to consolidated financial statements





                                                                       Year Ended December 31
                                                              ----------------------------------------
                                                                  1994           1993          1992
                                                              -----------    -----------   -----------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                        1,211,544        368,749    (1,008,304)
    Interest credited                                             585,361        567,489       676,040
                                                                1,796,905        936,238      (332,264)

  Additions to Federal Home Loan Bank advances                    304,500      1,701,200     2,428,850
  Repayments of Federal Home Loan Bank advances                   (98,034)      (919,195)   (1,088,000)
  Increase (decrease) in securities sold under agreements
    to repurchase                                                 158,947       (113,836)      (95,503)
  Proceeds from medium-term notes                                 499,696        609,235        66,766
  Repayments of medium-term notes                                 (12,865)       (14,500)     (152,305)
  Proceeds from federal funds purchased                           250,000            -0-           -0-
  Proceeds from subordinated debt                                     -0-        297,008       295,616
  Dividends on common stock                                       (19,220)       (17,280)      (14,624)
  Purchase and retirement of Company stock                       (215,638)        (7,821)          -0-
                                                              -----------    -----------   -----------
    Net cash provided by financing activities                   2,664,291      2,471,049     1,108,536
                                                              -----------    -----------   -----------
Net Increase (Decrease) in Cash                                      (744)        14,389       (17,138)
Cash at beginning of period                                       243,185        228,796       245,934
                                                              -----------    -----------   -----------
Cash at end of period                                         $   242,441    $   243,185   $   228,796
                                                              ===========    ===========   ===========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                  $ 1,152,572    $ 1,176,338   $ 1,253,610
    Income taxes                                                  182,332        112,970        51,917
  Cash received for interest and dividends                      1,849,101      1,852,815     1,996,465
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   246,612        234,149       172,920
    Securities transferred to available for sale                      -0-        845,786           -0-
    Mortgage-backed securities transferred to available
      for sale                                                        -0-      1,114,069           -0-
    Mortgage-backed securities transferred from available
      for sale to held to maturity (at fair value)                453,564            -0-           -0-

      PAGE F-6
                            GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Years ended December 31, 1994, 1993, and 1992
                              (Dollars in thousands except per share figures)


NOTE A - Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). World Savings and Loan Association, a federally chartered association (the Association or World Savings), is the Company's principal operating subsidiary with $31 billion in assets on December 31, 1994. Intercompany accounts and transactions have been eliminated.

Cash and Investments

          The Association is required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at a monthly average of not less than 5% of customer deposits and short-term borrowings.

          Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes classifications of investments into three categories: held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1994, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

Mortgage-Backed Securities

          FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method, also known as the level yield method, over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to December 31, 1993, all MBS were recorded at amortized cost.

      PAGE F-7
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


Loans Receivable

          The Association's real estate loan portfolio consists primarily of long-term loans collateralized by first trust deeds on single-family residences and multi-family residential property. In addition to real estate loans, the Association makes loans on the security of savings accounts.

          The adjustable rate mortgage (ARM) is the Association's primary real estate loan. The ARM carries an interest rate that may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. The Association also offers "modified" ARMs, loans that offer a low fixed rate generally from 1% to 3% below the contract rate for an initial period, usually three to 36 months.

          The Association does make a limited number of loans that are held for sale, primarily fixed-rate loans. These loans are usually originated against firm commitments to sell. These loans are recorded at the lower of cost or market.

          The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," in the fourth quarter of 1993, retroactive to January 1, 1993. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the present value of impaired loans for which impairment is measured based on the present value of expected future cash flows or for the changes in the appraised value of the loans that are collateral dependent. The Company had previously measured loan impairment in accordance with the methods prescribed in FAS 114. As a result, no additional loss provisions were required by early adoption of the pronouncement.

          FAS 114 requires that impaired loans for which foreclosure is probable should be accounted for as loans. As a result, $16,258 of in-substance foreclosed loans, with a valuation allowance of $7,267, were reclassified from real estate held for sale to loans receivable at December 31, 1993.

          In October 1994, Statement of Financial Accounting Standards No. 118 (FAS 118) was issued as an amendment of FAS 114. FAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan and modifies disclosure requirements concerning impaired loans. The only effect of FAS 118 on the Company's financial statements is the additional disclosure in NOTE G.

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

      PAGE F-8
                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Years ended December 31, 1994, 1993, and 1992
                             (Dollars in thousands except per share figures)


          Troubled debt restructured consists of loans that have been modified by the lender to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or borrower.

Real Estate Held for Sale or Investment

          Real estate held for sale or investment is comprised primarily of improved property acquired through foreclosure. All real estate owned is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business less estimated costs to repair, hold, and dispose of the property. Costs relating to holding property, net of rental and option income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

Provision for Loan Losses

          The Company provides valuation allowances for probable losses on loans and on real estate owned when any significant and permanent decline in value is identified. Additions to and reductions from allowances are reflected in current earnings. Periodic reviews are made of major loans and real estate owned. Major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted.
In estimating loan losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property.

Goodwill

          Positive goodwill, or the excess of the cost over the fair value of net assets acquired resulting from acquisitions, of $222,524 (1994) and $235,853 (1993) is stated net of accumulated amortization of $199,693 (1994) and $184,284 (1993). Negative goodwill, or the excess of the fair value of net assets acquired over the cost resulting from acquisitions, of $86,279 (1994) and $99,099 (1993) is shown net of accumulated amortization of $59,921 (1994) and $47,101 (1993). Positive and negative goodwill are being amortized on the straight-line method over periods ranging from 5 to 40 years. See NOTE B for additional information.

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

Derivative Financial Instruments

          The Company utilizes a variety of derivative financial instruments as a part of its interest rate risk management strategy. The most frequently used derivative products are various types of interest rate swaps. However, interest rate caps, floors, futures, options, and forwards are also utilized. The Company does not hold any derivative financial instruments for trading purposes.

          An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to limit the impact of changes in interest rates on customer deposits, mortgage loans, or other specified assets or borrowings. Some

      PAGE F-9
                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Years ended December 31, 1994, 1993, and 1992
                             (Dollars in thousands except per share figures)



interest rate swaps are entered into with starting dates in the future in anticipation of future prepayments on fixed-rate assets. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of assets or liabilities with similar interest rate characteristics.

          An interest rate cap is an agreement between two parties in which one party pays a fee for the right to receive a payment from a counterparty based on the excess, if any, of an open market floating rate over a base rate applied to a notional principal amount. The excess that may be received on interest rate cap agreements limits the impact of changes in interest rates. Amounts that may be received on interest rate cap agreements and fees paid to purchase the agreements are recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of assets or liabilities with similar interest rate characteristics.

          Futures and option contracts are either an obligation or right, respectively, to buy or sell an interest in a financial commodity on a specific day for a preset price. Futures contracts and long put options for futures contracts for Eurodollars, Treasury Bills, and interest rate contracts may be entered into by the Company to limit the Company's sensitivity to changes in interest rates. Gains and losses on futures contracts are deferred until the contracts are closed, at which time gains and losses are included in the cost basis of the related assets and liabilities and amortized, using the straight-line or level yield method, into interest income or expense over the remaining life of the asset or liability.

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

      PAGE F-10
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          At December 31, the Association had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                           1994                                         1993
                        -----------------------------------------     ---------------------------------------
                               ACTUAL               REQUIRED                 ACTUAL             REQUIRED
                        -------------------    ------------------     -------------------  ------------------
                          Capital     Ratio      Capital    Ratio       Capital     Ratio    Capital    Ratio
                        ----------   ------    ----------   -----     ----------   ------  ----------   -----
          Tangible      $1,931,375    6.26%    $  462,564   1.50%     $2,030,992    7.27%  $  419,052   1.50%
          Core           2,047,016    6.64        925,129   3.00       2,240,518    8.02      838,103   3.00
          Risk-based     2,353,781   13.54      1,390,391   8.00       2,533,738   17.42    1,163,650   8.00

          The Office of Thrift Supervision (OTS) has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive.

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

          At December 31, the Association had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                           1994                                          1993
                        ------------------------------------------     ----------------------------------------
                               ACTUAL            WELL CAPITALIZED             ACTUAL          WELL-CAPITALIZED
                        -------------------    -------------------     -------------------  -------------------
                          Capital     Ratio      Capital     Ratio       Capital     Ratio    Capital     Ratio
                        ----------   ------    ----------   ------     ----------   ------  ----------   ------
     Leverage           $2,047,016    6.64%    $1,541,881    5.00%     $2,240,518    8.02%  $1,396,839    5.00%
     Tier 1 risk-based   2,047,016   11.78      1,042,793    6.00       2,240,518   15.40      872,737    6.00
     Total risk-based    2,353,781   13.54      1,737,989   10.00       2,533,738   17.42    1,454,562   10.00

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

          At December 31, 1994, $328 million of the Association's retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $1.8 billion of the Association's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as is World Savings.

Earnings Per Share

          Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding, 62,128,719 (1994), 63,977,876 (1993), and 63,578,168 (1992).

      PAGE F-11
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE B - Business Combinations/Divestitures

          On May 6, 1994, the Company acquired $78 million in deposits in New Jersey from Polifly Savings and Loan.

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


NOTE C - Securities Available for Sale

          The following is a summary of securities available for sale:

                                                                           December 31, 1994
                                                         ----------------------------------------------------
                                                                       Unrealized    Unrealized
                                                            Cost          Gains        Losses      Fair Value
                                                         ----------    ----------    ----------    ----------
     Certificates of deposit and short-term bank notes   $   30,004      $   -0-      $    35      $   29,969
     U.S. Treasury and Government agency obligations        644,279          275        7,485         637,069
     Collateralized mortgage obligations                    692,065          -0-       23,937         668,128
     Commercial paper                                         1,076          193          -0-           1,269
     Equity securities                                       98,504       66,172       12,266         152,410
                                                         ----------      -------      -------      ----------
                                                         $1,465,928      $66,640      $43,723      $1,488,845
                                                         ==========      =======      =======      ==========

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
                                                         ==========      =======        ====       ==========

          The weighted average portfolio yields on securities available for sale were 5.24% and 3.93% at December 31, 1994, and 1993, respectively. Sales of securities held for sale resulted in realized gains of $83 (1994) and $22 (1993) and realized losses of $226 (1994) and $13 (1993).

      PAGE F-12
                           GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              Years ended December 31, 1994, 1993, and 1992
                             (Dollars in thousands except per share figures)


          At December 31, 1994, the securities available for sale had maturities as follows:

                                                Amortized                  Fair
                Maturity                          Cost                    Value
          -------------------                  ----------               ----------
          No maturity                          $   98,504               $  152,410
          1995                                    499,138                  496,554
          1996 through 1999                       737,604                  715,091
          2000 through 2004                        96,195                   92,204
          2005 and thereafter                      34,487                   32,586
                                               ----------               ----------
                                               $1,465,928               $1,488,845
                                               ==========               ==========

NOTE D - Other Investments

          At following is a summary of other investments not subject to FAS 115:

                                                                 December 31
                                                           -----------------------
                                                             1994           1993
                                                             Cost           Cost
                                                           --------       --------
     Federal funds                                         $152,000       $ 25,000
     Short-term repurchase agreements collateralized
       by mortgage-backed securities                        382,600        513,100
                                                           --------       --------
                                                           $534,600       $538,100
                                                           ========       ========

          At December 31, 1994, and 1993, cost approximated fair market value and there were no unrealized gains or losses.

          The weighted average portfolio yields on other investments were 5.92% and 3.42% at December 31, 1994, and 1993, respectively. Sales of other investments resulted in gains of $-0- (1994), $24,000 (1993), and $4,009 (1992)
and losses of $-0- (1994), $1,473 (1993), and $-0- (1992).

          As of December 31, 1994, the entire other investments portfolio matures in 1995.


NOTE E - Mortgage-Backed Securities Available for Sale

          Mortgage-backed securities available for sale are summarized as follows:

                                                          December 31, 1994
                                         --------------------------------------------------
                                         Amortized    Unrealized     Unrealized       Fair
                                            Cost         Gains         Losses        Value
                                         ---------    ----------     ----------    --------
          FNMA                            $130,528      $2,580         $2,658      $130,450
          FHLMC                            108,676       2,900            669       110,907
          GNMA                              76,323       4,282            101        80,504
          Other                              1,485          41             48         1,478
                                          --------      ------         ------      --------
                                          $317,012      $9,803         $3,476      $323,339
                                          ========      ======         ======      ========

      PAGE F-13
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)

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
                                        ==========      =======         ====       ==========

          The weighted average portfolio yields on mortgage-backed securities available for sale were 9.57% and 9.35% at December 31, 1994, and 1993, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities available for sale portfolio were $120 (1994) and $-0- (1993) and resulted in realized gains of $-0- (1994) and $-0- (1993) and realized losses of $1 (1994) and $-0- (1993).

          At December 31, 1994, mortgage-backed securities available for sale had contractual maturities as follows:

                                                 Amortized                  Fair
                Maturity                           Cost                     Value
          -------------------                    ---------                --------
          1996 through 1999                       $  2,137                $  2,144
          2000 through 2004                          1,803                   1,860
          2005 and thereafter                      313,072                 319,335
                                                  --------                --------
                                                  $317,012                $323,339
                                                  ========                ========

NOTE F - Mortgage-Backed Securities Held to Maturity

          Mortgage-backed securities held to maturity are summarized as follows:

                                                          December 31, 1994
                                         ----------------------------------------------------
                                         Amortized     Unrealized     Unrealized       Fair
                                           Cost           Gains         Losses         Value
                                         ---------     ----------     ----------     --------
          FNMA                            $656,142        $ 95         $39,779       $616,458
          FHLMC                            113,977         249             342        113,884
          GNMA                             100,920         199              25        101,094
                                          --------        ----         -------       --------
                                          $871,039        $543         $40,146       $831,436
                                          ========        ====         =======       ========

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
                                          ========       ======         ======       ========

          The weighted average portfolio yields of mortgage-backed securities held to maturity were 7.99% and 6.94% at December 31, 1994, and 1993, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities held to maturity portfolio amounted to $-0- (1994), $144 (1993), and $252 (1992) and resulted in realized gains of $-0- (1994),
$7 (1993), and $9 (1992) and realized losses of $-0- (1994), $-0- (1993), and
$-0- (1992).

      PAGE F-14
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


          At December 31, 1994, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                 Amortized                  Fair
                Maturity                           Cost                     Value
          -------------------                    ---------                --------
          1996 through 1999                       $    146                $    145
          2000 through 2004                             40                      41
          2005 and thereafter                      870,853                 831,250
                                                  --------                --------
                                                  $871,039                $831,436
                                                  ========                ========

NOTE G - Loans Receivable

                                                                       December 31
                                                               -----------------------------
                                                                  1994              1993
                                                               -----------       -----------
Loans collateralized primarily by first deeds of trust:
  One- to four-family dwelling units                           $23,217,564       $20,197,613
  Over four-family dwelling units                                3,946,446         3,785,673
  Commercial property                                              134,189           153,396
  Construction loans                                                   -0-               580
  Land                                                               1,851             2,407
                                                               -----------       -----------
                                                                27,300,050        24,139,669
Loans on savings accounts                                           30,460            32,012
                                                               -----------       -----------
                                                                27,330,510        24,171,681
Less:
  Undisbursed loan funds                                             2,781             1,882
  Unearned fees and discounts                                      105,314           112,751
  Unamortized discount arising from acquisitions                    27,146            37,779
  Allowance for loan losses                                        124,003           106,698
                                                               -----------       -----------
                                                               $27,071,266       $23,912,571
                                                               ===========       ===========

          In addition to loans receivable, the Association services loans for others. At December 31, 1994, and 1993, the amount of loans serviced for others was $843,963 and $806,504, respectively.

          At December 31, 1994, and 1993, the Company had $4 million and
$56 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market.

          A summary of the changes in the allowance for loan losses is as follows:

                                                                  Year Ended December 31
                                                              ------------------------------
                                                                1994        1993       1992
                                                              --------   --------    -------
Balance at January 1                                          $106,698   $ 70,924    $48,036
Provision for loan losses charged to expense                    62,966     65,837     43,218
Less loans charged off                                         (46,556)   (38,475)   (21,227)
Recoveries                                                         895      1,145        897
Reclassification of in-substance foreclosure allowances            -0-      7,267        -0-
                                                              --------   --------    -------
Balance at December 31                                        $124,003   $106,698    $70,924
                                                              ========   ========    =======

      PAGE F-15
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


          The following is a summary of nonperforming loans, troubled debt restructured, and other impaired loans:

                                                                      December 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
Nonperforming loans                                              $284,103     $330,062
Troubled debt restructured                                         72,827       37,190
Other impaired loans                                               40,504       25,769
                                                                 --------     --------
                                                                 $397,434     $393,021
                                                                 ========     ========

          The portion of the allowance for loan losses that was provided for impaired loans was $15,618 and $10,600 at December 31, 1994, and 1993, respectively. The average recorded investment in total impaired loans was $395,228 and $339,338 during 1994 and 1993, respectively. The amount of interest income recognized on total impaired loans was $16,449 and $15,124 during 1994 and 1993, respectively.


NOTE H - Interest Earned But Uncollected

                                                                      December 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
Loans receivable                                                 $108,130     $ 99,657
Mortgage-backed securities                                          7,135       10,368
Interest rate swaps                                                81,684       53,358
Other                                                               5,507       11,697
                                                                 --------     --------
                                                                 $202,456     $175,080
                                                                 ========     ========

NOTE I - Real Estate Held for Sale or Investment

                                                                       December 31
                                                                   -------------------
                                                                     1994        1993
                                                                   -------     -------
Real estate acquired through foreclosure of loans, net of
  allowance for losses                                             $70,981     $62,724
Real estate in judgement, net of allowance for losses                  390       1,366
Real estate held for investment, net of allowance for
  losses                                                               846       3,066
                                                                   -------     -------
                                                                   $72,217     $67,156
                                                                   =======     =======

NOTE J - Premises and Equipment

                                                                      December 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
Land                                                             $ 47,509     $ 43,738
Buildings and leasehold improvements                              143,065      122,465
Furniture, fixtures and equipment                                 123,688      102,056
                                                                 --------     --------
                                                                  314,262      268,259
Accumulated depreciation and amortization                         112,387      105,508
                                                                 --------     --------
                                                                 $201,875     $162,751
                                                                 ========     ========

      PAGE F-16
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


          Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

          The aggregate rentals under long-term operating leases on land or premises in effect on December 31, 1994, and which expire between 1995 and 2064, amounted to approximately $134,927. The approximate minimum payments during the five years ending 1999 are $13,916 (1995), $13,527 (1996), $12,482 (1997),
$11,204 (1998), and $9,592 (1999). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $16,979 (1994), $15,579 (1993), and $14,823 (1992).


NOTE K - Customer Deposits

                                                               December 31
                                                 ---------------------------------------
                                                        1994                 1993
                                                 ------------------   ------------------
                                                 Rate*     Amount     Rate*     Amount
                                                 -----  -----------   -----  -----------
Customer deposits by rate:
  Interest-bearing checking accounts             1.28%  $   730,290   1.35%  $   736,767
  Passbook accounts                              2.23       638,905   2.12       611,606
  Money market deposit accounts                  3.13     1,818,426   2.35     2,378,087
  Term certificate accounts with original
    maturities of:
    4 weeks to 1 year                            4.56     5,159,037   3.24     4,334,208
    1 to 2 years                                 4.59     5,636,301   3.85     4,614,059
    2 to 3 years                                 4.85     1,997,826   4.62     1,448,779
    3 to 4 years                                 5.22       817,631   6.11     1,149,108
    4 years and over                             6.99     2,098,984   6.72     2,021,350
  Retail jumbo CDs                               5.44       312,413   5.03       109,250
  All other                                      7.78         9,576   7.76        19,270
                                                        -----------          -----------
                                                        $19,219,389          $17,422,484
                                                        ===========          ===========

*Weighted average interest rate including the impact of hedging

                                                                   December 31
                                                        --------------------------------
                                                            1994                 1993
                                                        -----------          -----------
Customer deposits by remaining maturity
  at year end:
    No contractual maturity                             $ 3,187,621          $ 3,726,460
    Maturity within one year:
      1st quarter                                         3,598,746            3,811,037
      2nd quarter                                         3,319,067            2,991,744
      3rd quarter                                         2,377,766            1,666,045
      4th quarter                                         1,765,131            1,391,652
                                                        -----------          -----------
                                                         11,060,710            9,860,478
    1 to 2 years                                          2,799,980            1,865,989
    2 to 3 years                                            983,797              460,472
    3 to 4 years                                            420,778              651,243
    Over 4 years                                            766,503              857,842
                                                        -----------          -----------
                                                        $19,219,389          $17,422,484
                                                        ===========          ===========


          At December 31, the weighted average cost of deposits was 4.57% (1994) and 3.92% (1993).

      PAGE F-17
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


          Interest expense on customer deposits is summarized as follows:

                                                                     Year Ended December 31
                                                                 ------------------------------
                                                                   1994       1993       1992
                                                                 --------   --------   --------
          Interest-bearing checking accounts                     $  9,463   $ 11,426   $ 12,376
          Passbook accounts                                        19,733     21,043     23,315
          Money market deposit accounts                            38,430     47,339     75,223
          Term certificate accounts                               646,727    625,892    733,796
                                                                 --------   --------   --------
                                                                 $714,353   $705,700   $844,710
                                                                 ========   ========   ========

NOTE L - Advances from Federal Home Loan Bank

          Advances are secured by pledges of $11,085,361 of certain loans and capital stock of the Federal Home Loan Bank, and these borrowings have maturities and interest rates as follows:

                                                December 31, 1994
     -------------------------------------------------------------------------------------------------------
                                                           Receive
                                                Stated      Fixed                                   Adjusted
         Maturity                   Amount       Rate       Swaps                                     Rate*
     -------------------          ----------    ------     -------                                  --------
     1995                         $  325,469     5.82%     (1.45)%                                    4.37%
     1996                            170,070     7.93      (1.28)                                     6.65
     1997                            400,532     6.38      (0.09)                                     6.29
     1998                          1,048,750     5.87                                                 5.87
     1999                            550,000     4.10                                                 4.10
     2000 and thereafter           3,993,597     5.18      (0.09)                                     5.09
                                  ----------
                                  $6,488,418
                                  ==========

                                                December 31, 1993
     -------------------------------------------------------------------------------------------------------
                                                                                  Treasury Bill
                                                           Receive               and Eurodollar
                                                Stated      Fixed      Basis        Futures         Adjusted
         Maturity                   Amount       Rate       Swaps      Swaps       Contracts          Rate*
     -------------------          ----------    ------     -------     -----     --------------     --------
     1994                         $   72,549     8.05%                                                8.05%
     1995                            325,424     5.83      (3.70)%                  (0.12)%           2.01
     1996                            170,051     7.89      (3.27)                   (0.10)            4.52
     1997                            150,524     5.73      (0.62)                                     5.11
     1998                          1,048,621     3.63                                0.03             3.66
     1999 and thereafter           4,514,522     3.96      (0.10)      0.04%         0.03             3.93
                                  ----------
                                  $6,281,691
                                  ==========

     *Weighted average interest rate adjusted for hedging

          At December 31, the weighted average cost of advances was 5.21% (1994) and 3.87% (1993).

      PAGE F-18
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE M - Securities Sold Under Agreements to Repurchase

          Securities sold under agreements to repurchase are collateralized by government obligations and mortgage-backed securities with a market value of $657,325 and $483,899 at December 31, 1994, and 1993, respectively.

                                                December 31, 1994
     -------------------------------------------------------------------------------------------------------
                                                            Pay      Receive
                                                Stated     Fixed      Fixed                         Adjusted
          Maturity                   Amount      Rate      Swaps      Swaps                           Rate*
     -------------------            --------    ------     -----     ------                         --------
     1995                           $595,221     5.29%     1.38%      0.02%                           6.69%
     1999 and thereafter               6,600     8.09                (3.27)                           4.82
                                    --------
                                    $601,821
                                    ========

                                                December 31, 1993
     -------------------------------------------------------------------------------------------------------
                                                                                  Treasury Bill
                                                            Pay      Receive     and Eurodollar
                                                Stated     Fixed      Fixed         Futures         Adjusted
          Maturity                   Amount      Rate      Swaps      Swaps        Contracts          Rate*
     -------------------            --------    ------     -----     ------      --------------     --------
     1994                           $383,213     1.87%     4.15%     (0.27)%         0.02%            5.77%
     1995                             53,061     8.52                                                 8.52
     1999 and thereafter               6,600     8.09                (5.11)                           2.98
                                    --------
                                    $442,874
                                    ========

     *Weighted average interest rate adjusted for hedging


          At December 31, these liabilities had a weighted average interest rate of 6.67% (1994) and 6.06% (1993). These borrowings averaged $574,487 (1994) and
$464,091 (1993) and the maximum outstanding at any monthend was $930,072 (1994) and $773,140 (1993). At the end of 1994 and 1993, respectively, $316,865 and
$205,821 of the agreements to repurchase with broker/dealers were to reacquire the same securities. Agreements with broker/dealers to repurchase substantially the same securities amounted to $284,956 (1994) and $237,053 (1993).

      PAGE F-19
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE N - Medium-Term Notes

          Medium-term notes are unsecured obligations of the Association. They have maturities and interest rates as follows:

                                              December 31, 1994
          ------------------------------------------------------------------------------------------
                                                            Pay       Receive
                                               Stated      Fixed       Fixed      Basis     Adjusted
          Maturity                 Amount       Rate       Swaps       Swaps      Swaps       Rate*
          --------               ----------    ------     -------     -------     -----     --------
          1995                   $  266,926     5.90%                             0.47%       6.37%
          1996                      697,362     5.38      (0.05)%      0.68%                  6.01
          1997                      199,791     6.05                                          6.05
                                 ----------
                                 $1,164,079
                                 ==========

                                              December 31, 1993
          ------------------------------------------------------------------------------------------
                                                            Pay       Receive
                                               Stated      Fixed       Fixed                Adjusted
          Maturity                  Amount      Rate       Swaps       Swaps                  Rate*
          --------                 --------    ------      -----      -------               --------
          1995                     $ 66,848     6.03%                                         6.03%
          1996                      609,692     5.17       0.15%      (1.30)%                 4.02
                                   --------
                                   $676,540
                                   ========

          *Weighted average interest rate adjusted for hedging

      PAGE F-20
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE O - Subordinated Notes

                                                                             December 31
                                                                    -----------------------------
                                                                       1994                1993
                                                                    ----------         ----------
     Parent:
       Subordinated notes, unsecured, due from
         1997 to 2003 at coupon rates of 6.00%
         to 10.25%, net of unamortized discount
         of $7,530 (1994) and $8,818 (1993)                         $1,022,470         $1,021,182

     Association:
       Subordinated notes, unsecured, due from
         1997 to 2000 at coupon rates of 9.90%
         to 10.25%, net of unamortized discount
         of $911 (1994) and $1,121 (1993)                              199,089            198,879
                                                                    ----------         ----------
                                                                    $1,221,559         $1,220,061
                                                                    ==========         ==========

          At December 31, subordinated notes had a weighted average interest rate of 8.64% (1994) and 8.65% (1993). At December 31, 1994, subordinated notes had maturities and interest rates as follows:

          Maturity                             Rate*                Amount
          --------                             ------             ----------
            1997                               10.38%             $  214,439
            1998                                9.05                 199,148
            2000                                9.31                 312,738
            2002                                8.07                 296,794
            2003                                6.14                 198,440
                                                                  ----------
                                                                  $1,221,559
                                                                  ==========

          *Weighted average interest rate


NOTE P -  Taxes on Income

          The following is a comparative analysis of the provision for federal and state taxes on income. Income taxes for 1992 have not been restated for the effect of adopting FAS 109.

                                                    Year Ended December 31
                                              ----------------------------------
                                                1994         1993         1992
                                              --------     --------     --------
          Federal income tax:
            Current                           $121,124     $141,016     $149,678
            Deferred                             1,765        3,599      (11,622)
          State tax:
            Current                             39,941       42,014       47,019
            Deferred                            (2,897)      (3,101)      (4,920)
                                              --------     --------     --------
                                              $159,933     $183,528     $180,155
                                              ========     ========     ========

      PAGE F-21
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:

                                                    December 31
                                               ---------------------
                                                1994          1993
                                               -------      --------
          Federal income tax                   $75,396      $111,369
          State tax                             40,033        53,460

          The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                                         December 31
                                                                                ----------------------------
                                                                                  1994                1993
                                                                                --------            --------
Deferred tax liabilities:
  Loan fees and interest income                                                 $ 64,116            $ 60,550
  FHLB stock dividends                                                            62,524              57,695
  Bad debt reserve                                                                39,085              54,458
  Unrealized gains on debt and equity securities                                  13,328              59,459
  Depreciation                                                                    11,282              10,518
  Other deferred tax liabilities                                                     751               1,032
                                                                                --------            --------
Gross deferred tax liabilities                                                   191,086             243,712

Deferred tax assets:
  Provision for losses on loans                                                   47,869              41,293
  State taxes                                                                     14,112              15,251
  Loan discount primarily related to acquisitions                                 11,460              15,678
  Other deferred tax assets                                                        2,216               6,661
                                                                                --------            --------
Gross deferred tax assets                                                         75,657              78,883
                                                                                --------            --------
Net deferred tax liability                                                      $115,429            $164,829
                                                                                ========            ========

          For 1992, deferred tax expense under APB 11 results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effects of each are as follows:

                                                                Year Ended December 31
                                                                         1992
                                                             ----------------------------
                                                              Federal              State
                                                             --------             -------
Loan fees and interest income                                $    506             $   143
Revenue and expense reported on the
  cash basis                                                   (4,801)             (1,355)
Effect of allowable federal bad debt
  deduction applied to timing differences                       1,016                 -0-
State tax                                                     (10,888)                -0-
FHLB stock dividends                                            2,693                 760
Other                                                            (148)             (4,468)
                                                             --------             -------
                                                             $(11,622)            $(4,920)
                                                             ========             =======

      PAGE F-22
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                    Year Ended December 31
                                 -----------------------------------------------------------
                                        1994                 1993                 1992
                                 -----------------    -----------------    -----------------
                                           Percent              Percent              Percent
                                              of                   of                   of
                                            Pretax               Pretax               Pretax
                                  Amount    Income     Amount    Income     Amount    Income
                                 --------  -------    --------  -------    --------  -------
Computed standard
  corporate tax expense          $136,634    35.0%    $160,083    35.0%    $157,655    34.0%
Increases (reductions) in
  taxes resulting from:
  Bad debt deduction based
    on a percentage of
    income                            -0-     -0-          -0-     -0-        3,906     0.8
  Net financial income,
    not subject to income
    tax, primarily related
    to acquisitions                   393     0.1       (3,293)   (0.7)      (7,773)   (1.6)
  State tax, net of federal
    income tax benefit             24,325     6.2       27,783     6.0       27,785     6.0
  Adjustment of deferred
    tax liability due to
    tax rate increase                 -0-     -0-        1,793     0.4          -0-     -0-
  Other                            (1,419)   (0.3)      (2,838)   (0.6)      (1,418)   (0.3)
                                 --------    ----     --------    ----     --------    ----
                                 $159,933    41.0%    $183,528    40.1%    $180,155    38.9%
                                 ========    ====     ========    ====     ========    ====

          In 1993, the Company adopted FAS 109 and elected to apply it prospectively. In accordance with FAS 109, a deferred tax liability has not been recognized for the tax bad debt reserve of World Savings and Loan Association that arose in tax years that began prior to December 31, 1987. At December 31, 1994, and 1993, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1994, and 1993, was approximately $88 million. This deferred tax liability could be recognized if, in the future, there is a change in Federal tax law, the savings institution fails to meet the definition of a "qualified savings institution," certain distributions are made with respect to the stock of the savings institution, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE Q - Stockholders' Equity

          On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million shares of Golden West's common stock. As of December 31, 1994, 5,765,180 of such shares had been repurchased and retired at a cost of $223 million since October 28, 1993. During 1994, 5,561,180 of the shares were purchased and retired at a cost of $216 million.

      PAGE F-23
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE R - Stock Options

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

          A summary of the transactions of the stock option plan follows:

                                                                          Average
                                                                         Price per
                                                           Shares          Share
                                                         ---------       ---------
     Outstanding, January 1, 1992                        2,993,400         $15.94
       Granted                                             278,650         $38.13
       Exercised                                          (425,890)        $12.15
       Canceled                                             (9,300)        $26.73
                                                         ---------         ------
     Outstanding, December 31, 1992                      2,836,860         $18.66
       Granted                                             329,950         $39.53
       Exercised                                          (208,125)        $13.54
       Canceled                                            (30,100)        $29.62
                                                         ---------         ------
     Outstanding, December 31, 1993                      2,928,585         $21.26
       Granted                                             381,000         $35.67
       Exercised                                          (222,200)        $13.46
       Canceled                                            (19,800)        $37.30
                                                         ---------         ------
     Outstanding, December 31, 1994                      3,067,585         $23.51
                                                         =========         ======

          At December 31, shares available for option amounted to 3,104,200 (1994), 3,465,400 (1993), and 3,765,250 (1992); and shares exercisable amounted to 2,114,335 (1994), 1,792,235 (1993), and 1,225,210 (1992).
Outstanding options at December 31, 1994, were held by 347 employees and had expiration dates ranging from July 29, 1995, to January 9, 2005.


NOTE S - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
         Credit Risk

          As of December 31, 1994, the Company's loans receivable balance was $27.1 billion. Of that $27.1 billion balance, 78% were California loans, 3% were Colorado loans, 3% were Illinois loans, 2% were New Jersey loans, 2% were Texas loans, and 2% were Washington loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

      PAGE F-24
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          In order to reduce its exposure to fluctuations in interest rates, the Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, loans, and mortgage derivative products; interest rate swaps and caps; and futures and options contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank of San Francisco and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company initially has not required collateral or other security to support these financial instruments because of the creditworthiness of the contra parties.

          Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1994, and 1993, was $412 million and $350 million, respectively. Most of these commitments were for adjustable rate mortgages.

          The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. Interest rate risk during the commitment period may also be managed by use of over-the-counter options, options on futures and futures contracts. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1994, and 1993.

          Interest rate swaps and caps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements; however, the Company does not anticipate nonperformance by the other parties.

          The Company manages the credit risk of its futures contracts, long put options for futures contracts, interest rate swap agreements, and interest rate cap agreements through credit approvals, limits, and monitoring procedures. The contract or notional amount of these contracts does not represent exposure to credit risk; rather, credit risk relates only to unsettled amounts on contracts.


NOTE T - Derivative Financial Instruments

          The Company has entered into interest rate swap and cap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The possible inability of counterparties to satisfy the terms of the contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and receive amounts on each transaction. Net differences of that amount are generally settled quarterly. The Company has not experienced any credit losses from interest rate swaps or caps.

          The information presented below is based on interest rates at December 31, 1994. To the extent that rates change, variable interest rate information will change. The basis swaps are contracts in which the Company receives an amount based on one interest rate index and pays an amount based on a different interest rate index. The Company has entered into two basis swap contracts on which it makes payments based on three

      PAGE F-25
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



month LIBOR and in one case receives an amount based on the average Federal Funds rate published by the Federal Reserve and in the other case receives an amount based on the Bank Prime Loan rate published by the Federal Reserve. The forward starting swaps were entered into to convert floating rate assets to fixed-rate in the future in anticipation of future prepayments of matched fixed-rate assets. Accrual of interest on forward starting swaps begins at a predetermined future date. The Company has $125 million and $10 million of forward starting swaps, which are contractually delayed until 1995 and 1997, respectively.

          The following table illustrates the maturities and weighted average rates of 1994 derivative financial instruments held by the Company by product type.

                               MATURITIES OF 1994 DERIVATIVE FINANCIAL INSTRUMENTS

                                                              Maturity
                                      --------------------------------------------------------     Balance at
                                         1995        1996       1997       1998        1999+    December 31, 1994
                                      ----------  ----------  --------  ----------  ----------  -----------------
Receive fixed generic swaps:
     Notional value                   $2,114,000  $1,545,000  $252,180  $  827,983  $  251,837     $4,991,000
     Weighted average receive rate         5.07%       5.19%     6.68%       5.72%       6.70%          5.38%
     Weighted average pay rate             5.98%       4.81%     6.18%       5.27%       5.99%          5.51%

Pay fixed generic swaps:
     Notional value                   $  450,000  $  435,000  $232,000  $  209,000  $  899,095     $2,225,095
     Weighted average receive rate         5.78%       5.77%     5.57%       6.16%       5.97%          5.87%
     Weighted average pay rate             6.00%       8.05%     6.86%       7.66%       7.32%          7.18%

Basis swaps:
     Notional value                   $  200,000  $      -0-  $    -0-  $      -0-  $      -0-     $  200,000
     Weighted average receive rate         5.84%       0.00%     0.00%       0.00%       0.00%          5.84%
     Weighted average pay rate             6.46%       0.00%     0.00%       0.00%       0.00%          6.46%

Forward starting swaps:
     Notional value                   $      -0-  $      -0-  $    -0-  $  125,000  $   10,000     $  135,000
     Weighted average receive rate         0.00%       0.00%     0.00%       8.35%       8.68%          8.37%
     Weighted average pay rate             0.00%       0.00%     0.00%       6.80%       7.00%          6.81%

Interest rate caps:
     Notional value                   $   75,000  $  225,000  $    -0-  $      -0-  $      -0-     $  300,000
                                      ----------  ----------  --------  ----------  ----------     ----------
Total notional value                  $2,839,000  $2,205,000  $484,180  $1,161,983  $1,160,932     $7,851,095
                                      ==========  ==========  ========  ==========  ==========     ==========

Total weighted average rate on swaps:
     Receive rate                          5.24%       5.32%     6.15%       6.08%       6.15%          5.59%
                                      ==========  ==========  ========  ==========  ==========     ==========
     Pay rate                              6.02%       5.52%     6.51%       5.86%       7.03%          6.05%
                                      ==========  ==========  ========  ==========  ==========     ==========

      PAGE F-26
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          Activity in derivative financial instruments in summarized as follows:

                                               DERIVATIVE ACTIVITY

                              For the Years Ended December 31, 1994, 1993, and 1992
                                         (Notional amounts in millions)


                                                                                                  Treasury Bill
                                       Receive      Pay                 Forward      Interest     and Eurodollar
                                        Fixed      Fixed      Basis     Starting       Rate          Futures
                                        Swaps      Swaps      Swaps      Swaps         Caps         Contracts
                                       -------    ------      -----     --------     --------     --------------
Balance, January 1, 1992               $  406     $1,983      $ -0-       $-0-        $ 504          $  4,700

Additions                                 677      1,175        200        210           87            17,714
Maturities                               (155)      (527)       -0-        -0-         (139)              -0-
Terminations                              -0-        -0-        -0-        -0-          -0-           (18,314)
Forward starting becoming effective       -0-        -0-        -0-        -0-          -0-               -0-
                                       ------     ------      -----       ----        -----          --------
Balance, December 31, 1992                928      2,631        200        210          452             4,100

Additions                               1,807        332        400        -0-           15             9,455
Maturities                                (29)      (381)       -0-        -0-          (30)              -0-
Terminations                              -0-        -0-        -0-        -0-          -0-           (13,555)
Forward starting becoming effective       -0-        -0-        -0-        -0-          -0-               -0-
                                       ------     ------      -----       ----        -----          --------
Balance, December 31, 1993              2,706      2,582        600        210          437               -0-

Additions                               2,575        124        200        -0-          -0-               -0-
Maturities                               (365)      (481)       -0-        -0-         (137)              -0-
Terminations                              -0-        -0-       (600)       -0-          -0-               -0-
Forward starting becoming effective        75        -0-        -0-        (75)         -0-               -0-
                                       ------     ------      -----       ----        -----          --------
Balance, December 31, 1994             $4,991     $2,225      $ 200       $135        $ 300          $    -0-
                                       ======     ======      =====       ====        =====          ========

          Derivatives decreased net interest income by $23 million, $71 million, and $93 million for the years ended December 31, 1994, 1993, and 1992, respectively.


NOTE U - Disclosure About Fair Value of Financial Instruments

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

      PAGE F-27
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



          Fair value estimates are not necessarily more relevant than historical cost values. Fair values may have limited usefulness in evaluating portfolios of long-term financial instrument assets and liabilities held by going concerns. Moreover, there are significant inherent weaknesses in any estimating techniques employed. Differences in the alternative methods and assumptions selected by various companies as well as differences in the methodology utilized between years may, and probably will, significantly limit comparability and usefulness of the data displayed. For these reasons, as well as others, management believes that the disclosure presented herein has limited relevance to the Company and its operations.

          The values presented are based upon information as of December 31, 1994, and 1993, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          The historical cost amounts approximate the fair value of the following financial instruments: cash, interest earned but uncollected, investment in capital stock of Federal Home Loan Bank, other investments, customer demand deposits, securities sold under agreements to repurchase with brokers/dealers due within 90 days, and federal funds purchased.

          Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, medium-term notes, and subordinated notes.

          Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: customer term deposits, advances from Federal Home Loan Bank, and consumer repurchase agreements.

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


      PAGE F-28
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)

                                                                             December 31
                                                     ----------------------------------------------------------
                                                                 1994                           1993
                                                     ---------------------------    ---------------------------
                                                       Carrying       Estimated       Carrying       Estimated
                                                        Amount       Fair Value        Amount       Fair Value
                                                     -----------     -----------    -----------     -----------
Financial Assets:
  Cash                                               $   242,441     $   242,441    $   243,185     $   243,185
  Securities available for sale                        1,488,845       1,488,845      1,636,586       1,636,586
  Other investments                                      534,600         534,600        538,100         538,100
  Mortgage-backed securities available for sale          323,339         323,339      1,114,069       1,114 069
  Mortgage-backed securities held to maturity            871,039         831,436        408,467         412,243
  Loans receivable                                    27,071,266      26,914,642     23,912,571      24,166,244
  Interest earned but uncollected                        202,456         202,456        175,080         175,080
  Investment in capital stock of Federal Home
    Loan Bank                                            332,940         332,940        325,737         325,737

Financial Liabilities:
  Customer deposits                                   19,219,389      19,138,503     17,422,484      17,564,644
  Advances from Federal Home Loan Bank                 6,488,418       6,300,271      6,281,691       6,035,503
  Securities sold under agreements to
    repurchase                                           601,821         602,117        442,874         447,163
  Medium-term notes                                    1,164,079         864,210        676,540         686,581
  Federal funds purchased                                250,000         250,000            -0-             -0-
  Subordinated notes                                   1,221,559       1,053,758      1,220,061       1,349,037

Off-Balance Sheet Instruments (Unrealized Gains (Losses)):

                                                               December 31
                              ------------------------------------------------------------------------------
                                              1994                                     1993
                              -------------------------------------    -------------------------------------
                                                           Net                                      Net
                              Unrealized   Unrealized   Unrealized     Unrealized   Unrealized   Unrealized
                                 Gains       Losses     Gain (Loss)       Gains       Losses     Gain (Loss)
                              ----------   ----------   -----------    ----------   ----------   -----------
Interest rate swaps:
  Receive fixed                 $ 3,765     $104,098     $(100,333)      $64,561     $    566     $  63,995
  Pay fixed                      64,874        8,959        55,915           -0-      159,571      (159,571)
  Basis                             -0-           77           (77)        6,634          -0-         6,634
  Forward starting                  348          -0-           348           -0-          -0-           -0-
Interest rate caps                  589          -0-           589           -0-        1,422        (1,422)
Loan commitments                  1,698          -0-         1,698           -0-           68           (68)
                                -------     --------     ---------       -------     --------     ---------
  Total                         $71,274     $113,134     $ (41,860)      $71,195     $161,627     $ (90,432)
                                =======     ========     =========       =======     ========     =========

      PAGE F-29
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)



NOTE V - Parent Company Financial Information

Statement of Net Earnings

                                                     Year Ended December 31
                                                --------------------------------
                                                  1994        1993        1992
                                                --------    --------    --------
  Revenues:
    Investment income                           $ 40,821    $ 28,047    $ 22,542
    Insurance commissions and trustee
      fees                                         1,190       1,357       2,978
    Other                                             20          20          25
                                                --------    --------    --------
                                                  42,031      29,424      25,545
  Expenses:
    Interest                                      85,906      75,601      58,313
    General and administrative                     2,648       2,188       2,088
                                                --------    --------    --------
                                                  88,554      77,789      60,401
                                                --------    --------    --------
  Loss before earnings of subsidiaries
    and income tax credit                        (46,523)    (48,365)    (34,856)

  Income tax credit                               20,779      21,585      15,279

  Earnings of subsidiaries                       256,193     300,634     303,115
                                                --------    --------    --------
         Net Earnings                           $230,449    $273,854    $283,538
                                                ========    ========    ========

Statement of Financial Condition

                                    Assets
                                                            December 31
                                                     -------------------------
                                                        1994           1993
                                                     ----------     ----------
Cash                                                 $    1,708     $    9,658
Securities available for sale                           299,454        681,935
Other investments                                       386,707        114,714
Notes receivable from subsidiary                        250,000        150,000
Prepaid expenses and other assets                         9,273          7,008
Investment in subsidiaries                            2,094,784      2,169,364
                                                     ----------     ----------
                                                     $3,041,926     $3,132,679
                                                     ==========     ==========

                     Liabilities and Stockholders' Equity


Securities sold under agreements to repurchase       $      -0-     $   24,875
Accounts payable and accrued expenses                    19,182         21,018
Subordinated notes, net                               1,022,470      1,021,182
Stockholders' equity                                  2,000,274      2,065,604
                                                     ----------     ----------
                                                     $3,041,926     $3,132,679
                                                     ==========     ==========

      PAGE F-30
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


NOTE V - Parent Company Financial Information (Continued)

Statement of Cash Flows
                                                          Year Ended December 31
                                                   -------------------------------------
                                                       1994          1993         1992
                                                   -----------    ---------    ---------
Cash flows from operating activities:
  Net earnings                                     $   230,449    $ 273,854    $ 283,538
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
    Equity in earnings of subsidiaries                (256,193)    (300,634)    (303,115)
    Amortization of intangibles and
      discount on subordinated debt                      1,353        1,209          837
    Other, net                                          (5,086)      15,509       (2,897)
                                                   -----------    ---------    ---------
      Net cash used in operating activities            (29,477)     (10,062)     (21,637)

Cash flows from investing activities:
  Capital contributed to subsidiaries                     (625)         -0-          -0-
  Dividends received from subsidiary                   275,000       34,000       40,000
  Purchases of securities held for sale             (1,305,371)  (1,920,007)    (434,738)
  Sales and maturities of securities available
    for sale                                         1,681,257    1,440,605      432,685
  Decrease (increase) in other investments            (271,993)    (169,355)     175,703
  Notes receivable from subsidiary                    (650,000)    (150,000)    (695,000)
  Repayments of notes receivable from
    subsidiary                                         550,000      475,000      220,000
                                                   -----------    ---------    ---------
    Net cash provided (used) in investing
      activities                                       278,268     (289,757)    (261,350)

Cash flows from financing activities:
  Increase (decrease) in securities sold under
    agreements to repurchase                           (24,875)      24,875          -0-
  Proceeds from subordinated debt                          -0-      297,008      295,616
  Dividends on common stock                            (19,220)     (17,280)     (14,624)
  Sale of stock                                          2,992        2,818        5,153
  Purchase and retirement of Company stock            (215,638)      (7,821)         -0-
                                                   -----------    ---------    ---------
    Net cash provided (used) by financing
      activities                                      (256,741)     299,600      286,145
Net increase (decrease) in cash                         (7,950)        (219)       3,158
Cash at beginning of period                              9,658        9,877        6,719
                                                   -----------    ---------    ---------
Cash at end of period                              $     1,708    $   9,658    $   9,877
                                                   ===========    =========    =========

      PAGE F-31
                          GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             Years ended December 31, 1994, 1993, and 1992
                            (Dollars in thousands except per share figures)


NOTE W - Selected Quarterly Financial Data (Unaudited)

                                                                1994
                                     ------------------------------------------------------------
                                                            Quarter Ended
                                     ------------------------------------------------------------
                                     March 31          June 30       September 30     December 31
                                     --------         --------       ------------     -----------
Interest income                      $451,695         $457,461         $468,161         $499,160

Interest expense                      262,801          271,633          290,975          329,698

Net interest income                   188,894          185,828          177,186          169,462

Provision for loan losses              16,492           17,946           15,996           12,532

Non-interest income                    11,424           11,435            9,786            4,841

Non-interest expense                   73,415           74,347           75,817           81,929
                                     --------         --------         --------         --------
Earnings before taxes on income       110,411          104,970           95,159           79,842

Taxes on income                        45,115           43,027           39,034           32,757
                                     --------         --------         --------         --------
Net earnings                         $ 65,296         $ 61,943         $ 56,125         $ 47,085
                                     ========         ========         ========         ========

Net earnings per share               $   1.02         $    .98         $    .91         $    .79
                                     ========         ========         ========         ========

Cash dividends per share             $   .075         $   .075         $   .075         $   .085
                                     ========         ========         ========         ========

                                                                1993
                                     ------------------------------------------------------------
                                                            Quarter Ended
                                     ------------------------------------------------------------
                                     March 31          June 30       September 30     December 31
                                     --------         --------       ------------     -----------
Interest income                      $463,027         $472,073         $473,813         $461,259

Interest expense                      280,911          291,831          288,550          276,122
                                     --------         --------         --------         --------
Net interest income                   182,116          180,242          185,263          185,137

Provision for loan losses              11,459           13,182           16,196           25,000

Non-interest income                    11,907           13,428           14,444           22,263

Non-interest expense                   64,361           63,870           70,077           73,273
                                     --------         --------         --------         --------
Earnings before taxes on income       118,203          116,618          113,434          109,127

Taxes on income                        46,619           46,035           49,666           41,208
                                     --------         --------         --------         --------
Net earnings                         $ 71,584         $ 70,583         $ 63,768         $ 67,919
                                     ========         ========         ========         ========

Net earnings per share               $   1.12         $   1.10         $   1.00         $   1.06
                                     ========         ========         ========         ========

Cash dividends per share             $   .065         $   .065         $   .065         $   .075
                                     ========         ========         ========         ========

          Due to the effect of stock repurchases on the fourth quarter earnings per share calculation, the year-to-date earnings per share for 1994 do not equal the sum of the quarterly earnings per share amounts. In addition, non-interest income in the fourth quarter of 1993 includes a $17 million reduction of a valuation allowance on investments charged to income in a previous year.

                                                                  EXHIBIT 23(a)



                            INDEPENDENT AUDITORS' CONSENT


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

          We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 2-66913 on Form S-8, Registration Statement No. 33-14833 on Form S-8, Registration Statement No. 33-29286 on Form S-3, Registration Statement No. 33-40572 on Form S-8, Registration Statement No. 33-48976 on Form S-3, and Registration Statement No. 33-57882 on Form S-3 of our report dated January 25, 1994 appearing in this Annual Report on Form 10-K of Golden West Financial Corporation for the year ended December 31, 1994.



Oakland, California
March 22, 1995

                                EXHIBIT 27

                     Golden West Financial Corporation
                          Financial Data Schedule
                 ($000s omitted except per share amounts)

                                                               For the Year Ended
                                                               December 31, 1994
                                                               ------------------
Cash due from banks                                               $   242,441
Interest-bearing deposits                                              29,969
Federal funds sold - purchased securities for resale                  152,000
Trading account assets                                                    -0-
Investments and mortgage-backed securities available for sale       1,812,184
Investments and mortgage-backed securities held to maturity -
  carrying value                                                      871,039
Investments and mortgage-backed securities held to maturity -
  market value                                                        831,436
Loans                                                              27,071,266
Allowance for losses                                                  124,003
Total assets                                                       31,683,741
Deposits                                                           19,219,389
Short-term borrowings                                                 851,821
Other liabilities                                                     738,201
Long-term debt                                                      8,874,056
Preferred stock - mandatory redemption                                    -0-
Preferred stock - no mandatory redemption                                 -0-
Common stocks                                                           5,859
Other stockholders' equity                                          1,994,415
Total liability and stockholders' equity                           31,683,741
Interest and fees on loans                                          1,649,413
Interest and dividends on investments                                 123,137
Other interest income                                                 103,927
Total interest income                                               1,876,477
Interest on deposits                                                  714,353
Total interest expense                                              1,155,107
Net interest income                                                   721,370
Provision for loan losses                                              62,966
Investment securities losses                                             (120)
Other expenses                                                        305,508
Income before income tax                                              390,382
Income before extraordinary items                                     390,382
Extraordinary items, less tax                                             -0-
Cumulative change in accounting principles                                -0-
Net income                                                            230,449
Earnings per share - primary                                             3.71
Earnings per share - fully diluted                                       3.71
Net yield - interest earning assets - actual                             6.81%
Loans on nonaccrual                                                   284,103
Accruing loans past due 90 days or more                                   -0-
Troubled debt restructuring                                            72,827
Potential problem loans                                                   -0-
Allowance for loan loss - beginning of period                         106,698
Total chargeoffs                                                       46,556
Total recoveries                                                          895
Allowance for loan loss - end of period                               124,003
Loan loss allowance allocated to domestic loans                       124,003
Loan loss allowance allocated to foreign loans                            -0-
Loan loss allowance - unallocated                                         -0-