Form 10-K
period 1994-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-03-23
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities and Exchange Act of 1934
                for the fiscal year ended December 31, 1994
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 1995, was $2,233,347,441. The number of shares outstanding of the Registrant's common stock on February 28, 1995, was 58,579,605 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference            Applicable Part of Form 10-K
Proxy Statement Dated March 10, 1995,                    Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

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

THE ASSOCIATION

     World was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. World became a federally chartered savings and loan association in September 1981. See
Note V to the Financial Statements included in Item 14 for the contribution of the Association to the earnings of the Company.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the National Housing Act, as amended, (the Holding Company Act), and is subject to the regulation, examination, supervision, and reporting requirements of the Holding Company Act. The Association is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank (FHLB) of San Francisco. The Association's savings accounts are insured by the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), up to the maximum amounts provided by law.

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

OFFICE STRUCTURE

     As of December 31, 1994, the Company operated 117 savings branch offices in California, 59 in Colorado (seven of which were subsequently sold in January 1995 with $153 million in deposits), 20 in Florida, 14 in Texas, ten in Kansas, nine in Arizona, and eight in New Jersey. The Company also operates 198 loan origination offices of which 170 are located in the same states as savings branch offices. The remaining 28 loan origination offices are located in Connecticut, Delaware, Idaho, Illinois, Maryland, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin. Of the 198 offices mentioned earlier, 17 are fully-staffed offices that are located in the same premises as savings branch offices and 86 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     On May 6, 1994, the Company acquired $78 million in deposits in New Jersey from Polifly Savings and Loan.

     On August 13, 1993, the Company acquired $320 million in deposits and seven branches in Arizona from PriMerit Bank. On September 17, 1993, the Company sold two branches with $133 million of deposits in Ohio to Trumbull Savings and Loan. On October 15, 1993, the Company sold its remaining five Ohio branches with $131 million in deposits to Fifth Third Bancorp.

     During 1992, the Company sold one branch in California containing
$40 million in deposits to American Savings Bank and two branches in the state of Washington containing $37 million in deposits to Washington Mutual Savings Bank.

     The foregoing acquisitions and divestitures are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Association, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS)--securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Association's operations are also provided through earnings, loan repayments, borrowings from the Federal Home Loan Banks, and debt collateralized by mortgages, MBS, or other securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, sales of loans, issuance of negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions,

World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from World and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of Golden West are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

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

     During 1994, customer deposits increased $1.8 billion, including interest credited of $585 million and including $78 million from acquisitions compared to an increase of $936 million, including interest credited of $567 million and including $320 million from acquisitions and $264 from divestitures during 1993. Customer deposits decreased
$332 million in 1992, including $676 million of interest credited and including $77 million from divestitures. The increase in customer deposits during 1994 resulted from the improvement in the savings market as interest rates rose, as well as aggressive promotions by the Company. Consumer funds were attracted during 1993 as a result of special promotions in the Company's savings market. The Company experienced a net outflow of deposits during 1992 because the Company elected to emphasize other, more cost-effective sources of funds, primarily Federal Home Loan Bank advances.

     The table below summarizes the Company's customer deposits by original term to maturity at December 31.

                                   TABLE 1

                              Customer Deposits
                        by Original Term to Maturity
                               ($000s Omitted)

                               1994           1993           1992           1991           1990
                           -----------    -----------    -----------    -----------    -----------
     Interest-bearing
       checking . . . .    $   730,290    $   736,767    $   710,851    $   574,068    $   457,532
     Passbook . . . . .        638,905        611,606        541,701        391,205        332,421
     Money market
       deposit accounts      1,818,426      2,378,087      2,731,338      2,310,518      1,749,417
     Term certificate
       accounts with
       original matur-
       ities of:
       4 weeks to 1 year     5,159,037      4,334,208      4,762,359      6,148,044      4,512,000
       1 to 2 years . .      5,636,301      4,614,059      3,494,606      4,415,462      4,622,991
       2 to 3 years . .      1,997,826      1,448,779      1,246,978        907,858        994,267
       3 to 4 years . .        817,631      1,149,108      1,267,707      1,232,213        890,346
       4 years and over      2,098,984      2,021,350      1,612,784        730,057        595,936
       Retail jumbo CDs        312,413        109,250         94,651         82,331        189,397
     All other. . . . .          9,576         19,270         23,271         26,754         28,177
                           -----------    -----------    -----------    -----------    -----------
     Total customer
       deposits. . . .     $19,219,389    $17,422,484    $16,486,246    $16,818,510    $14,372,484
                           ===========    ===========    ===========    ===========    ===========

     The table below sets forth the Company's customer deposits by interest rate at December 31.

                                  TABLE 2

                      Customer Deposits by Interest Rate
                              ($000s Omitted)

                                       1994                       1993
                                    -----------                -----------
 0.00% -  4.00% . . . . . . . . . . $ 6,040,355                $ 9,344,231
 4.01% -  6.00% . . . . . . . . . .  10,309,411                  5,807,364
 6.01% -  8.00% . . . . . . . . . .   2,789,033                  1,935,573
 8.01% - 10.00% . . . . . . . . . .      62,805                    296,998
10.01% - 12.00% . . . . . . . . . .      17,685                     38,018
12.01% - 14.00% . . . . . . . . . .         100                        300
                                    -----------                -----------
                                    $19,219,389                $17,422,484
                                    ===========                ===========


     The table below shows the maturities of customer deposits at December 31, 1994, by interest rate.

                                     TABLE 3

                             Customer Deposit Maturities
                                  by Interest Rate
                                   ($000s Omitted)

                                                                1999 and
                     1995(a)      1996       1997      1998    thereafter    Total
                  -----------  ----------  --------  --------  ---------- -----------
 0.00% -  4.00% . $ 6,011,162  $   22,051  $     17  $  5,050   $  2,075  $ 6,040,355
 4.01% -  6.00% .   7,611,119   1,995,768   359,222   242,146    101,156   10,309,411
 6.01% -  8.00% .     557,668     780,518   621,805   166,669    662,373    2,789,033
 8.01% - 10.00% .      57,185       1,552     1,794     1,729        545       62,805
10.01% - 12.00% .      11,197          91       859     5,184        354       17,685
12.01% - 14.00% .          --          --       100        --         --          100
                  -----------  ----------  --------  --------   --------  -----------
                  $14,248,331  $2,799,980  $983,797  $420,778   $766,503  $19,219,389
                  ===========  ==========  ========  ========   ========  ===========

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As of December 31, 1994, the aggregate amount outstanding of time certificates of deposits in amounts of $100,000 or more was $1.7 billion of which $312 million were retail jumbo CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1994.

                                    TABLE 4

                    Time Certificate of Deposit Maturities
                                ($000s Omitted)

          3 months or less                             $  397,739
          Over 3 months through 6 months                  316,633
          Over 6 months through 12 months                 435,743
          Over 12 months                                  569,179
                                                       ----------
                                                       $1,719,294
                                                       ==========

     More information regarding customer deposits is included in Note K to the Financial Statements, in Item 14.

BORROWINGS

     The Company generally may borrow from the FHLB of San Francisco upon the security of a) the capital stock of the FHLB owned by the Company,
b) certain of its residential mortgage loans or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as negotiated with the FHLB. At December 31, 1994, the Company had $6.5 billion in FHLB advances outstanding, compared to $6.3 billion at yearend 1993.

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

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers and banks amounted to $602 mil-lion at December 31, 1994, compared to $443 million at yearend 1993.

     In December 1994, the Company borrowed $250 million in short-term federal funds, due February 1, 1995, from the Federal Home Loan Bank of San Francisco. These borrowings are convertible into either Federal Home Loan Bank advances or repurchase agreements due in 1997. Federal funds provide the Company an additional source of short-term unsecured borrowings. These funds are utilized as part of the Company's normal cash management activities.

     Golden West currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company had issued a total of $1.0 billion of subordinated debt at December 31, 1994. As of December 31, 1994, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file a shelf registration with the OTS for the issuance of $1.0 billion of unsecured medium-term notes. As of December 31, 1994, $700 million was available for issuance. The Association had $1.2 billion of medium-term notes outstanding at December 31, 1994, under the current and prior registrations compared to $677 million at yearend 1993. As of December 31, 1994, the Association's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of December 31, 1994, the Association had outstanding a total of $199 million of subordinated notes. As of December 31, 1994, World's subordinated notes were rated A2 and A from Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as supplementary capital.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                  TABLE 5

                         Composition of Borrowings
                              ($000s Omitted)

                                            1994         1993         1992         1991         1990
                                         ----------   ----------   ----------   ----------   ----------
     FHLB advances. . . . . . . . .      $6,488,418   $6,281,691   $5,499,363   $4,159,796   $3,834,755
     Reverse repurchase agreements.         316,865      205,821      372,409      302,400      648,841
     Dollar reverse repurchase
       agreements . . . . . . . . .         284,956      237,053      184,301      349,813      691,926
     Medium-term notes. . . . . . .       1,164,079      676,540       81,267      166,750      960,869
     Federal funds purchased. . . .         250,000          -0-          -0-          -0-          -0-
     Other borrowings . . . . . . .             -0-          -0-          -0-       21,395       12,415
     Subordinated debt. . . . . . .       1,221,559    1,220,061      921,701      625,105      426,200
                                         ----------   ----------   ----------   ----------   ----------
       Total borrowings . . . . . .      $9,725,877   $8,621,166   $7,059,041   $5,625,259   $6,575,006
                                         ==========   ==========   ==========   ==========   ==========
       Weighted average interest rate
         of total borrowings. . . .           5.85%        4.69%        5.58%        7.48%        8.73%
                                              =====        =====        =====        =====        =====

     More information concerning the borrowings of the Company is included in Notes L, M, N, and O to the Financial Statements, in Item 14.

LENDING ACTIVITIES

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the power to originate loans in any part of the United States. The Company is currently originating loans primarily in California, as well as in Arizona, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Minnesota, Missouri, Nevada, New Mexico, New Jersey, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, Washington D.C., and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Customer deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1994, and 1993.

     The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1994, and 1993.

                                         TABLE 6

                                 Loan Portfolio by State
                                    December 31, 1994
                                     ($000s Omitted)

                       Residential                   Commercial                  Loans as
                       Real Estate                      Real         Total        a % of
   State           1 - 4          5+         Land      Estate      Loans (a)    Portfolio
- ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $17,760,372   $3,299,657    $  289    $ 82,917    $21,143,235     77.52%
Colorado            692,843      160,443       -0-       8,514        861,800      3.16
Illinois            639,709      161,397       -0-       2,990        804,096      2.95
New Jersey          652,257           40       -0-         151        652,448      2.39
Texas               537,218       11,732       603       1,771        551,324      2.02
Washington          289,847      255,196       -0-         817        545,860      2.00
Florida             465,573          -0-       319       1,852        467,744      1.72
Virginia            355,608          742       -0-       1,709        358,059      1.31
Arizona             280,037       24,837       -0-       1,808        306,682      1.12
Pennsylvania        270,409          -0-       -0-       4,828        275,237      1.01
Connecticut         244,191          -0-       -0-         -0-        244,191      0.90
Maryland            217,713          -0-       -0-         643        218,356      0.80
Oregon              150,078        9,094       -0-       3,923        163,095      0.60
Kansas              123,964        5,324       -0-         225        129,513      0.47
Nevada              123,414        1,321       -0-         -0-        124,735      0.46
Missouri             60,758        8,252       -0-          78         69,088      0.25
Utah                 60,383           70       -0-       2,170         62,623      0.23
New York             57,602          168       -0-         -0-         57,770      0.21
Georgia              49,386          -0-       -0-       2,479         51,865      0.19
Ohio                 30,502        3,083       640       6,609         40,834      0.15
Wisconsin            30,093        3,964       -0-         -0-         34,057      0.12
Washington D.C.      23,202          -0-       -0-         -0-         23,202      0.09
Minnesota            20,793          -0-       -0-         -0-         20,793      0.08
New Mexico           14,823          -0-       -0-         -0-         14,823      0.05
North Carolina        9,439          419       -0-       3,120         12,978      0.05
Delaware              9,690          -0-       -0-         -0-          9,690      0.04
Idaho                 7,464          -0-       -0-         -0-          7,464      0.03
Other                13,876           43       -0-       7,423         21,342      0.08
                -----------   ----------    ------    --------    -----------    ------
  Totals        $23,191,244   $3,945,782    $1,851    $134,027     27,272,904    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                             (92,861)
Loan discount on purchased loans                                       (6,663)
Undisbursed loan funds                                                 (2,781)
Allowance for loan losses                                            (124,003)
LTF interest reserve                                                     (792)
TDR interest reserve                                                   (4,998)
Loans on customer deposits                                             30,460
                                                                  -----------
  Total loan portfolio                                            $27,071,266
                                                                  ===========

(a)  The Company has no commercial loans.

                                         TABLE 7

                                 Loan Portfolio by State
                                    December 31, 1993
                                     ($000s Omitted)


                       Residential                   Commercial                  Loans as
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

                                  TABLE 8

                    Loan Portfolio by Type of Security
                              ($000s Omitted)

                                         1994          1993          1992          1991          1990
                                      -----------   -----------   -----------   -----------   -----------
Loans collateralized primarily
  by first deeds of trust:
  One-to four-family units. . .       $23,217,564   $20,197,613   $18,487,247   $17,065,371   $15,060,960
  Over four-family units. . . .         3,946,446     3,785,673     3,509,105     2,989,908     2,606,502
  Commercial real estate. . . .           134,189       153,396       176,900       214,706       233,720
  Construction loans. . . . . .               -0-           580           580           580           -0-
  Land. . . . . . . . . . . . .             1,851         2,407         1,763         1,989         1,212
Loans on customer deposits. . .            30,460        32,012        33,230        36,607        34,428
Less:
  Undisbursed loan funds. . . .             2,781         1,882         2,687         1,924           598
  Unearned fees and discounts .           105,314       112,751       109,446        92,472        81,593
  Unamortized discount arising
    from acquisitions . . . . .            27,146        37,779        57,092        79,297        97,385
  Allowance for loan losses               124,003       106,698        70,924        48,036        26,799
                                      -----------   -----------   -----------   -----------   -----------
                                      $27,071,266   $23,912,571   $21,968,676   $20,087,432   $17,730,447
                                      ===========   ===========   ===========   ===========   ===========


     At December 31, 1994, 99% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

     The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1994.

                                  TABLE 9

                         Loans Due After One Year
                              ($000s Omitted)

               Adjustable Rate                    $23,845,982
               Fixed Rate                           3,173,425
                                                  -----------
                                                  $27,019,407
                                                  ===========

     The table on the following page sets forth information concerning new loans made by the Company during 1994, 1993, and 1992 by type and purpose of loan.


                                                         TABLE 10

                                         New Loan Originations By Type and Purpose
                                                      ($000s Omitted)



                                      1994                            1993                            1992
                          ----------------------------    ----------------------------    ----------------------------
                          No. of                 % of     No. of                 % of     No. of                 % of
Type                      Loans      Amount     Total     Loans      Amount     Total     Loans      Amount     Total
- ----------------------    ------   ----------   ------    ------   ----------   ------    ------   ----------   ------
Residential
  (one unit)              42,543   $5,769,339    86.9%    41,999   $5,459,456    85.2%    36,756   $5,264,481    81.6%
Residential
  (2 to 4 units)           2,194      307,480     4.6      2,380      351,349     5.5      2,191      382,901     5.9
Residential
  (5 or more units)        1,073      560,834     8.5      1,209      598,972     9.3      1,323      807,652    12.5
Commercial real estate       -0-          -0-     0.0          1        2,100     0.0          1           56     0.0
                          ------   ----------   -----     ------   ----------   -----     ------   ----------   -----
Totals                    45,810   $6,637,653   100.0%    45,589   $6,411,877   100.0%    40,271   $6,455,090   100.0%
                          ======   ==========   =====     ======   ==========   =====     ======   ==========   =====


                                      1994                            1993                            1992
                          ----------------------------    ----------------------------    ----------------------------
                          No. of                 % of     No. of                 % of     No. of                 % of
Purpose                   Loans      Amount     Total     Loans      Amount     Total     Loans      Amount     Total
- ----------------------    ------   ----------   ------    ------   ----------   ------    ------   ----------   ------
Purchase                  26,973   $3,941,719    59.4%    18,236   $2,654,769    41.4%    18,188   $2,819,943    43.7%
Refinance                 18,837    2,695,934    40.6     27,353    3,757,108    58.6     22,083    3,635,147    56.3
                          ------   ----------   -----     ------   ----------   -----     ------   ----------   -----
Totals                    45,810   $6,637,653   100.0%    45,589   $6,411,877   100.0%    40,271   $6,455,090   100.0%
                          ======   ==========   =====     ======   ==========   =====     ======   ==========   =====

Note:  During 1994, 1993, and 1992, the Company also purchased $69 million,
       $14 million, and $5 million, respectively, of loans (not included above) of which $60 million, $304 thousand, and $1 million, respectively, were one-unit residential loans.

     New loan originations in 1994, 1993, and 1992 amounted to $6.6 billion, $6.4 billion, and $6.5 billion, respectively. Refinanced loans constituted 41% of new loan originations in 1994 compared to 59% in 1993 and 56% in 1992. Higher interest rates during 1994 caused the volume of refinance activity in the marketplace to drop considerably from the record high levels of 1993. Refinance activity is expected to decline further if rates remain at current high levels or continue to increase. Higher rates have brought other market changes as well, including a renewed consumer interest in adjustable rate mortgages, which are currently more attractively priced than traditional fixed-rate loans. The total portfolio growth for the years ended December 31, 1994, and 1993, were $3.2 billion or 13% and $1.9 billion or 9%, respectively.

     While the primary mortgage origination focus continues to be on residential properties in California, the loans originated in California decreased to $4.1 billion in 1994 from $4.7 billion in 1993 and $5.4 billion in 1992. Residential loans originated in California as a percentage of total originations were 62% in 1994, 73% in 1993 and 83% in 1992. The increased lending activity in 1994 over 1993 was due to the increase in loan originations in the other 21 states in which the Company has lending operations.

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

     Pursuant to these powers, the Company began offering adjustable rate mortgages (ARMs) in the early 1980s and this type of mortgage continues to be the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 89% at yearend 1994 compared to 87% at yearends 1993 and 1992. While rates offered on fixed-rate mortgages rose significantly during 1994, lower rates on ARM loans made adjustable instruments more attractive in the marketplace. Golden West's ARM originations constituted approximately 93% of new mortgage loans made by the Company in 1994, compared with 75% in 1993 and 80% in 1992.

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

     On certain other ARMs, the payment and interest rate change every six months, with the maximum rate per change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7-1/2% payment change limitation.

     The Company also offers a "modified" ARM, a loan that usually offers a low fixed rate from 1% to 3% below the initial fully indexed contract rate for an initial period, normally three to 36 months. (However, the borrower must generally qualify at the initial fully-indexed contract rate.)

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 13.36%, or 6.83% above the actual weighted average rate at December 31, 1994, versus 13.82%, or 7.39% above the weighted average rate at yearend 1993.

     Approximately $4.8 billion of the Company's loans have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1994, $948 million of these ARM loans had reached their rate floors. The weighted average floor rate on these loans was 7.56% at yearend 1994. Without the floor, the average yield on these loans would have been 6.47%.

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

     The Company originates loans through offices that are staffed by salaried personnel who primarily contact local real estate brokers regard-ing possible lending opportunities. All loan applications are completed, reviewed, and approved in the loan field offices and forwarded to the Company's central offices in Oakland, California; Costa Mesa, California; Denver, Colorado; or San Antonio, Texas, for processing.

     The Company also utilizes the services of selected mortgage brokers to obtain completed loan applications. In such cases, the Company, in addition to the review by the mortgage broker, performs its own quality review, including a physical inspection of the property, before processing the application and funding the loan.

     The Company's loan approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the proposed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Antonio, Texas.

     The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 90% of the appraised value of single-family residences. The great majority of all loans originated in excess of 80% of the appraised value of the property have mortgage insurance except loans to facilitate the sale of REO. During 1994, 8% of loans originated were in excess of 80% of the appraised value of the residence. During 1993, and 1992, less than 3% of loans originated were in excess of 80% of the appraised value of the residence. The Company requires title insurance for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are security for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most having original terms of 30 years. However, the majority of such loans remain outstanding for a shorter period of time.

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal Home Loan Mort-gage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and to institutional purchasers. Under loan participation sale agreements, the Company usually continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the differ-ence being retained by the Company as servicing fee income. At December 31, 1994, the Company was engaged in servicing approximately $844 million of loan participations and whole loans for others. For the year ended December 31, 1994, fees received for such servicing activities totalled
$3 million, or approximately one-tenth of one percent of total revenues.

     The Company sold $146 million of loans during 1994 compared to $432 million and $281 million in 1993 and 1992, respectively. The Company recognized pre-tax gains of $1.7 million in 1994 compared to $5.7 million in 1993 and $1.7 million in 1992. The Company originated $94 million of loans held for sale during 1994 compared to $443 million in 1993 and $278 million in 1992. The loans held for sale portfolio had a balance of $4 million at December 31, 1994, and is carried at the lower of cost or market.

     The Company also purchases, on a selective basis and only after a strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1994, 1993, and 1992 amounted to $69 million, $14 million, and $5 million, respectively.

     Loan repayments consist of monthly loan amortization, loan payoffs, and loan refinances. During 1994, 1993, and 1992, repayments amounted to $3.2 billion, $3.8 billion, and $4.1 billion, respectively. The decrease in repayments in 1994 compared to 1993 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio primarily as a result of higher interest rates.

     In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The table below sets forth information relat-ing to interest rates and loan fees charged for the years indicated.

                                  TABLE 11

     Weighted Average Interest Rates and Fees on New Loan Originations

                                1994      1993      1992     1991     1990
                               ------    ------    ------   ------   ------
Weighted average interest
 rate on new real estate
 loans originated(a) . . . .    6.44%     6.86%     8.06%    9.83%   10.64%

Weighted average loan fees
 received on new real estate
 loans originated(a) . . . .     .29%      .59%      .81%     .85%     .71%

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

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. Loans in-substance foreclosed were no longer classified as part of the real estate held for sale portfolio upon adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), during December 1993. At December 31, 1994, and 1993, loans in-substance foreclosed were included in the Company's total loan portfolio. No interest is recognized on nonaccrual loans.

     The table below sets forth the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at December 31.

                                  TABLE 12

                           Nonperforming Assets
                              ($000s Omitted)

                             1994      1993      1992      1991      1990
                           --------  --------  --------  --------  --------
Nonaccrual loans           $284,103  $330,062  $263,065  $232,803  $148,884
Real estate acquired
  through foreclosure        70,981    62,724    56,642    38,163    13,001
Loans in-substance
  foreclosed                    -0-       -0-     9,351     6,908     7,427
Real estate in judgement        390     1,366     1,030     4,049     4,571
                           --------  --------  --------  --------  --------
Total nonperforming assets $355,474  $394,152  $330,088  $281,923  $173,883
                           ========  ========  ========  ========  ========
Ratio of nonperforming
  assets to total assets      1.12%     1.37%     1.27%     1.16%      .77%
                              =====     =====     =====     =====     =====

     The decrease in NPAs in 1994 was primarily due to a decrease in slow loans in the fourth quarter of 1994. We believe this improvement is a result of the improvement in the California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on nonaccrual loans amounted to $17 million in 1994, $20 million in 1993, and $17 million in 1992.

     The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1994, and 1993.

                                              TABLE 13

                                    Nonperforming Assets By State
                                          December 31, 1994
                                           ($000s Omitted)


                       Nonaccrual Loans (a)
                  ------------------------------        Real Estate Owned
                     Residential                  ----------------------------            NPAs as
                     Real Estate      Commercial    Residential    Commercial    Total     a % of
   State             1-4       5+    Real Estate    1-4      5+    Real Estate    NPAs     Loans
- ------------      --------  -------  -----------  -------  ------  -----------  --------  -------
                                                                                <CA>
California        $234,923  $10,795      $870     $56,690  $9,242    $3,716     $316,236   1.50%
Colorado             1,497      287       -0-          19      43       -0-        1,846   0.21%
Illinois             3,520      892       -0-          84     -0-       -0-        4,496   0.56%
New Jersey          10,241      -0-       -0-       1,068     -0-       -0-       11,309   1.73%
Texas                1,736      -0-       -0-         -0-     -0-       -0-        1,736   0.31%
Washington             303      -0-       -0-         -0-     -0-       -0-          303   0.06%
Florida              2,794      -0-        36         182     -0-       -0-        3,012   0.64%
Virginia             1,697      -0-       -0-         220     -0-       -0-        1,917   0.54%
Arizona              1,241      -0-       -0-          59     -0-       -0-        1,300   0.42%
Pennsylvania         2,433      -0-       -0-          67     -0-       -0-        2,500   0.91%
Connecticut          3,743      -0-       -0-          94     -0-       -0-        3,837   1.57%
Maryland               149      -0-       -0-         724     -0-       -0-          873   0.40%
Oregon                 257      -0-       -0-         -0-     -0-       -0-          257   0.16%
Kansas                 429       41       -0-         134     -0-       -0-          604   0.47%
Nevada                 614      -0-       -0-         -0-     -0-       -0-          614   0.49%
Missouri               851       69       -0-          23     -0-       -0-          943   1.36%
Utah                   259      -0-       -0-         -0-     -0-       -0-          259   0.41%
New York             2,985       51       -0-         508     -0-       -0-        3,544   6.13%
Georgia              1,185      -0-       -0-          58     -0-       -0-        1,243   2.40%
Ohio                     3      -0-        58         -0-     331       -0-          392   0.96%
New Mexico               4      -0-       -0-         -0-     -0-       -0-            4   0.03%
North Carolina          43      -0-       -0-         -0-     -0-       -0-           43   0.33%
Other                   97      -0-       -0-           8     -0-       -0-          105   0.61%
                  --------  -------      ----     -------  ------    ------     --------  ------
  Totals          $271,004  $12,135      $964     $59,938  $9,616    $3,716     $357,373   1.31%
                  ========  =======      ====     =======  ======    ======
REO general valuation allowance                                                   (1,899)  0.00%
                                                                                --------  ------
                                                                                $355,474   1.31%
                                                                                ========  ======

(a) Nonaccrual loans are 90 days or more past due and have no unpaid interest accrued.

                                              TABLE 14

                                    Nonperforming Assets By State
                                          December 31, 1993
                                           ($000s Omitted)

                       Nonaccrual Loans (a)
                  ------------------------------        Real Estate Owned
                     Residential                  ----------------------------            NPAs as
                     Real Estate      Commercial    Residential    Commercial    Total     a % of
   State             1-4       5+    Real Estate    1-4      5+    Real Estate    NPAs     Loans
                  --------  -------  -----------  -------  ------  -----------  --------  -------
California        $270,325  $18,922      $532     $47,133  $7,169    $4,622     $348,703   1.77%
Colorado             1,560       83       -0-         346     842       261        3,092   0.43%
Illinois             2,141      340       -0-          64     -0-       -0-        2,545   0.45%
New Jersey          12,491      -0-       -0-       1,085     -0-       -0-       13,576   2.53%
Washington             351      -0-       -0-         -0-     -0-       -0-          351   0.08%
Florida              4,463      -0-       316       1,156     -0-       -0-        5,935   1.88%
Texas                1,400      -0-       -0-          95     -0-       -0-        1,495   0.60%
Virginia             1,437      -0-       -0-         373     -0-       -0-        1,810   0.75%
Connecticut          3,578      -0-       -0-         566     -0-       -0-        4,144   2.30%
Arizona              1,342      -0-       -0-         333     -0-       -0-        1,675   0.94%
Pennsylvania         1,302      -0-       -0-         114     -0-       -0-        1,416   0.95%
Kansas                 815       40       -0-         375     -0-       -0-        1,230   0.93%
Oregon                 354      -0-       -0-         -0-     -0-       -0-          354   0.27%
Maryland             1,525      -0-       -0-         149     -0-       -0-        1,674   1.35%
Nevada                 606      -0-       -0-          77     -0-       -0-          683   0.74%
Missouri               253      377       -0-          14     -0-       -0-          644   0.91%
New York             3,738      -0-       -0-         750     -0-       -0-        4,488   6.64%
Georgia              1,395      -0-       -0-         174     -0-       -0-        1,569   2.56%
Ohio                    15      -0-        55          41     -0-        80          191   0.33%
Utah                   156      -0-       -0-         -0-     -0-       -0-          156   0.39%
Other                  150      -0-       -0-          74     -0-       -0-          224   0.43%
                  --------  -------      ----     -------  ------    ------     --------  ------
  Totals          $309,397  $19,762      $903     $52,919  $8,011    $4,963     $395,955   1.64%
                  ========  =======      ====     =======  ======    ======
REO general valuation allowance                                                   (1,803)  0.00%
                                                                                --------  ------
                                                                                $394,152   1.64%
                                                                                ========  ======

(a) Nonaccrual loans are 90 days or more past due and have no unpaid interest accrued.

     The Company's troubled debt restructured (TDRs) were $73 million, or 0.23% of assets, at December 31, 1994, compared to $37 million, or 0.13% of assets, at yearend 1993 and $13 million, or 0.06% of assets, at yearend 1992. At December 31, 1994, TDRs included $22 million or 0.07% of loans modified as a result of the Southern California earthquake in January 1994. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $811 thousand in 1994 compared to $275 thousand in 1993 and $217 thousand in 1992.

     At December 31, 1994, approximately $229 million of the Company's loans were 30 to 89 days past due and an additional $103 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for possible loan losses.

     The Company provides allowances for probable losses on loans and real estate owned when any significant and permanent decline in value is identified and based upon trends in the basic portfolio. The Company evaluates trends in the basic portfolio by utilizing a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

     The table below shows the changes in the allowance for loan losses for the years indicated:

                                 TABLE 15

                 Changes in the Allowance for Loan Losses
                              ($000s Omitted)

                                                         1994       1993       1992       1991      1990
                                                      --------   --------   --------   --------   --------
Beginning allowance for loan losses                   $106,698   $ 70,924   $ 48,036   $ 26,799   $ 20,963
Provision charged to expense                            62,966     65,837     43,218     34,984     18,701
Less loans charged off                                 (46,556)   (38,475)   (21,227)   (15,274)   (13,165)
Add recoveries                                             895      1,145        897      1,527        300
Reclassification of in-substance foreclosure
  allowances                                               -0-      7,267        -0-        -0-        -0-
                                                      --------   --------   --------   --------   --------
Ending allowance for loan losses                      $124,003   $106,698   $ 70,924   $ 48,036   $ 26,799
                                                      ========   ========   ========   ========   ========
Ratio of net chargeoffs to average loans
  outstanding (excluding MBS)                             .18%       .16%       .10%       .07%       .08%
                                                      ========   ========   ========   ========   ========
Ratio of allowance for loan losses to
  nonperforming assets                                   34.9%      27.1%      21.5%      17.0%      15.4%
                                                      ========   ========   ========   ========   ========

     The Company has provided for any known losses related to the January 1994 Northridge (Southern California) earthquake. The December 31, 1994, allowance for loan losses and the 1994 provision for loan losses included $3.7 million specifically identified for earthquake losses.

     Chargeoffs increased as a result of the increase in real estate owned and the increased losses on real estate owned primarily due to weakness in the California economy.

INVESTMENT ACTIVITIES

     Golden West's investment securities portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, and collateralized mortgage obligations. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality. When opportunities arise, the Company enters into arbitrage transactions with secured borrowings and short-term investments to profit from the rate differential. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     The Company holds collateralized mortgage obligations (CMOs) on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1994, the great majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in regulatory liquidity measurement. A majority of the CMOs are fixed-rate and are subject to prepayments and interest rate risk similar to fixed-rate loans.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes classifications of investments into three categories: held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify investment securities as either held to maturity or available for sale.
The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1994, and 1993, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1994, and 1993, the Company had securities available for sale in the amount of $1.5 billion and $1.6 billion, respectively, and unrealized gains on investment securities available for sale included in stockholders' equity of $13 million and $41 million, respectively. Gains or losses on sales of investment securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

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

                                 TABLE 16

               Composition of Securities Available For Sale
                              ($000s Omitted)

                                                        1994        1993
                                                     ----------  ----------
Certificates of deposit and short-term bank notes    $   29,969  $  482,100
U.S. Treasury and Government agency obligations         637,069     419,815
Collateralized mortgage obligations                     668,128     275,408
Commercial paper                                          1,269     230,389
Bankers acceptances                                         -0-      58,395
Equity securities                                       152,410     170,479
                                                     ----------  ----------
                                                     $1,488,845  $1,636,586
                                                     ==========  ==========

     The weighted average yields on the securities available for sale portfolio were 5.24% and 3.93% at December 31, 1994, and 1993, respectively.

     The table below sets forth the composition of the Company's other investments at December 31. The reduction in 1993 versus 1992 resulted from the classification required under FAS 115.

                                 TABLE 17

                     Composition of Other Investments
                              ($000s Omitted)

                                               1994       1993       1992
                                             --------   --------   --------
Interest-bearing deposits                    $152,000   $ 25,000   $245,021
U.S. Treasury and Government agencies             -0-        -0-     43,434
Short-term repurchase agreements collater-
  alized by mortgage-backed securities        382,600    513,100    273,991
Corporate notes and bonds                         -0-        -0-     10,001
Bankers acceptances                               -0-        -0-     17,962
Collateralized mortgage obligations               -0-        -0-     94,237
Other securities                                  -0-        -0-    105,543
                                             --------   --------   --------
                                             $534,600   $538,100   $790,189
                                             ========   ========   ========

     The weighted average yield on the other investments portfolio was 5.92%, 3.42%, and 4.23% at December 31, 1994, 1993, and 1992, respectively.
As of December 31, 1994, the entire other investments portfolio matures in 1995.

MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method, also known as the level yield method, over the life of the security. At December 31, 1994, and 1993, the Company had mortgage-backed securities held to maturity in the amount of $871 million and $408 million, respectively. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At
December 31, 1994, and 1993, the Company had mortgage-backed securities available for sale in the amount of $323 million and $1.1 billion, respectively, and unrealized gains on mortgage-backed securities included in stockholders' equity of $6 million and $44 million, respectively. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to December 31, 1993, all MBS were recorded at amortized cost.

     During 1994, after reviewing the opportunities to sell MBS together with the capacity to hold MBS for investment, the Company decided to retain a larger volume for investment. Consequently, as permitted by FAS 115, during 1994, the Company transferred $454 million of its available for sale portfolio of MBS to its held to maturity portfolio. The unrealized holding gain on these securities in the amount of $7 million will be amortized as a yield adjustment over the remaining life of these securities.

     Repayments of MBS during the years 1994, 1993, and 1992 amounted to $311 million, $646 million, and $552 million, respectively. The mortgage-backed securities held are primarily fixed-rate pass-through obligations and are subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on this type of mortgage-backed security tends to decrease because of lower prepayments on the underlying mortgages as exhibited in the reduction of repayments between 1994 and 1993. The increase in repayments in 1993 over 1992 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates available at that time.

GOODWILL ARISING FROM ACQUISITIONS

     Positive goodwill, or the excess of the cost over the fair value of net assets acquired resulting from acquisitions, of $223 million (1994) and $236 million (1993) is stated net of accumulated amortization of $200 million (1994) and $184 million (1993). Negative goodwill, or the excess of the fair value of net assets acquired over the cost resulting from acquisitions, of $86 million (1994) and $99 million (1993) is shown net of accumulated amortization of $60 million (1994) and $47 million (1993). Positive and negative goodwill are being amortized on the straight-line method over periods ranging from 5 to 40 years. Amortization of goodwill arising from acquisitions was an expense of $2.6 million for the year ended 1994, income of $1.6 million for the year ended 1993, and expense of $661 thousand for the year ended 1992. The increase in goodwill amortization expense in 1994 was due to the addition of positive goodwill amortization resulting from the May 1994 Polifly acquisition and the completion as of December 1993 of the amortization of negative goodwill that resulted from the World of Ohio acquisition.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity decreased during 1994 due to the $216 million cost of the repurchase of Company stock, the $66 million decrease in unrealized gains on securities available for sale caused by the decrease in market values of securities available for sale since
December 31, 1993, and $19 million of common stock dividends. These decreases in stockholders' equity were partially offset by 1994's net earnings. The Company increased its total stockholders' equity in 1993 and 1992 through the retention of a high percentage of net earnings. In addition, stockholders' equity increased in 1993 by $85 million due to the adoption of FAS 115 as of December 31, 1993.

     On October 28, 1993, the Company's Board of Directors' authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994, the Company's Board of Directors authorized the purchase by the Company of an additional 3.088 million shares of Golden West's common stock. As of December 31, 1994, 5.8 million of such shares had been repurchased and retired at a cost of $223 million since October 28, 1993. During 1994, 5.6 million of the shares were purchased and retired at a cost of $216 million. The repurchase of Company stock is not intended to have a material impact on the normal liquidity of the Company.

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

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1994, 1993, and 1992 is contained in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1994, and is incorporated herein by reference.

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

                                                          TABLE 18

                             Average Interest-Earning Assets and Interest-Bearing Liabilities
                                           At or for the Years Ended December 31
                                                      ($000s Omitted)

                                           1994                          1993                          1992
                               ----------------------------  ----------------------------  ----------------------------
                                                     End of                        End of                        End of
                                  Average   Average  Period    Average    Average  Period    Average    Average  Period
                                 Balances    Yield    Yield    Balances    Yield    Yield    Balances    Yield    Yield
                               -----------  -------  ------  -----------  -------  ------  -----------  -------  ------
ASSETS
Investment securities          $ 2,149,385   4.98%    5.42%  $ 2,178,164   3.67%    3.80%  $ 1,365,679   4.41%    4.17%
Mortgage-backed securities       1,276,615   8.14%    8.37%    1,595,255   8.71%    8.67%    1,909,819   9.32%    9.30%
Loans receivable(a)             24,963,935   6.61%    6.85%   23,101,066   7.09%    6.73%   20,906,573   8.33%    7.52%
Invest. in capital stock of
  FHLB                             328,998   4.89%    4.81%      342,586   3.99%    3.49%      289,529   1.87%    0.43%
                               -----------   ----            -----------   ----            -----------   ----
Interest-earning assets        $28,718,933   6.53%           $27,217,071   6.87%           $24,471,600   8.11%
                               ===========   ====            ===========   ====            ===========   ====

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits:
  Checking accounts            $   730,956   1.30%    1.28%  $   706,245   1.62%    1.35%  $   630,541   1.96%    1.91%
  Savings accounts               2,835,339   2.05%    2.92%    3,069,143   2.23%    3.11%    3,081,417   3.20%    3.80%
  Term accounts                 14,496,937   4.46%    4.98%   13,239,960   4.73%    4.24%   12,763,873   5.75%    4.69%
                               -----------   ----     ----   -----------   ----     ----   -----------   ----     ----
    Total customer deposits     18,063,232   3.96%    4.57%   17,015,348   4.15%    3.92%   16,475,831   5.13%    4.40%
Advances from FHLB               6,251,431   4.30%    5.21%    6,416,250   4.27%    3.87%    4,852,544   5.53%    4.62%
Reverse repurchases                574,487   6.55%    6.67%      464,091   7.76%    6.06%      905,145   7.27%    8.09%
Other borrowings                 1,961,828   6.84%    7.25%    1,611,046   7.56%    7.07%      949,587   9.31%    9.41%
                               -----------   ----            -----------   ----            -----------   ----
Interest-bearing liabilities   $26,850,978   4.30%           $25,506,735   4.46%           $23,183,107   5.47%
                               ===========   ====            ===========   ====            ===========   ====
Net yield on interest-earning
  assets                                     2.23%                         2.41%                         2.64%
                                             ====                          ====                          ====

(a)  Includes nonaccrual loans (90 days or more past due).

     The table on the following page presents the changes for 1994 and 1993 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                                              TABLE 19

                                  Volume and Rate Analysis of Interest Income and Interest Expense
                                                       Years Ended December 31
                                                           ($000s Omitted)

                                                                        Increase/Decrease in Income/Expense Due to Changes in
                                                                                Due to Changes in Volume and Rate(a)
                                                                   ---------------------------------------------------------------
                                  1994        1993        1992            1994 versus 1993                 1993 versus 1992
                               ----------  ----------  ----------  ------------------------------   ------------------------------
                                Income/     Income/     Income/
                               Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                               ----------  ----------  ----------  --------  ---------  ---------   --------  ---------  ---------
Interest Income:
  Investments                  $  107,059  $   79,874  $   60,231  $ (1,041) $  28,226  $  27,185   $ 27,407  $  (7,764) $  19,643
  Mortgage-backed securities      103,927     138,874     178,010   (26,381)    (8,566)   (34,947)   (27,938)   (11,198)   (39,136)
  Loans receivable              1,649,413   1,637,764   1,740,845    74,556    (62,907)    11,649    248,072   (351,153)  (103,081)
  Invest. in capital stock of
   Federal Home Loan Banks         16,078      13,660       5,424      (516)     2,934      2,418      1,151      7,085      8,236
                               ----------  ----------  ----------
Total interest income           1,876,477   1,870,172   1,984,510

Interest Expense:
  Customer deposits
    Checking accounts          $    9,463  $   11,426  $   12,376  $    417  $  (2,380) $  (1,963)  $  2,049  $  (2,999) $    (950)
    Savings accounts               58,163      68,382      98,538    (5,007)    (5,212)   (10,219)      (390)   (29,766)   (30,156)
    Term accounts                 646,727     625,892     733,796    51,199    (30,364)    20,835     28,662   (136,566)  (107,904)
                               ----------  ----------  ----------  --------  ---------  ---------   --------  ---------  ---------
      Total customer deposits     714,353     705,700     844,710    46,609    (37,956)     8,653     30,321   (169,331)  (139,010)
Advances from Federal Home
  Loan Banks                      268,952     273,816     268,320    (7,117)     2,253     (4,864)    18,836    (13,340)     5,496
Securities sold under
  agreements to repurchase         37,620      36,023      65,779     4,659     (3,062)     1,597    (34,590)     4,834    (29,756)
Other borrowings                  134,182     121,875      88,371    21,990     (9,683)    12,307     45,809    (12,305)    33,504
                               ----------  ----------  ----------  --------  ---------  ---------   --------  ---------  ---------
Total interest expense          1,155,107   1,137,414   1,267,180
                               ----------  ----------  ----------
Net interest income            $  721,370  $  732,758  $  717,330  $(19,523) $   8,135  $ (11,388)  $188,316  $(172,888) $  15,428
                               ==========  ==========  ==========  ========  =========  =========   ========  =========  =========
Net interest income increase
  (decrease) as a percentage
  of average earning assets(c)                                       (0.07)%      0.03%    (0.04)%      0.77%    (0.71)%      0.06%
                                                                     ======       ====     ======       ====     ======       ====

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

(b) The effects of hedging activity have been included in income and expense of the related assets and liabilities.

(c)  Includes nonaccrual loans (90 days or more past due).

COMPETITION AND OTHER MATTERS

     The Company experiences strong competition in both attracting customer deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associa-tions, commercial banks, credit unions, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, and others. The principal methods used by the Company to attract customer deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

     Competition in making real estate loans comes principally from other savings associations, mortgage banking companies, and commercial banks. Many of the nation's largest savings associations, mortgage banking companies, and commercial banks are head-quartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their real estate brokers.

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

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, commercial banks and credit unions. As a member, World is required to own capital stock of an FHLB in an amount that depends generally upon its outstanding home mortgage loans or advances from such FHLB, and is authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. The OTS requires insured institutions, such as World, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1994, 1993, and 1992, World's regulatory average liquidity ratio was 7%, 8%, and 7%, respectively, consistently exceeding the requirement.

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

     Current law generally imposes a moratorium on conversions from SAIF membership to Bank Insurance Fund (BIF) membership until such time as the SAIF meets or exceeds the designated reserve ratio for such fund. However, a savings institution may convert to a bank charter if the resulting bank remains a member of SAIF. After expiration of the moratorium, such conversion requires payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund the institution enters. In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

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

     During the first quarter of 1994, the OTS changed the regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. World Savings has taken a conservative approach and has weighted the Association's entire multi-family portfolio at 100%. This change caused a decrease in the risk-based capital ratio from December 1993 to December 1994 and reduced our December 31, 1994, risk-based capital ratio by approximately 100 basis points. In addition, the decrease in the regulatory capital ratios from December 1994 to December 1993 was also due to the payment in 1994 by World Savings of $275 million in dividends to its parent, Golden West Financial Corporation. The main purpose for the dividend was to fund Golden West's stock repurchase program.

     The table below summarizes World's regulatory capital ratios and compares them to the fully phased-in OTS minimum requirements at December 31.

                                  TABLE 21

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                    Under Fully Phased-In Requirements
                              ($000s Omitted)

                                      1994                                         1993
                   -----------------------------------------    -----------------------------------------
                          ACTUAL               REQUIRED                ACTUAL               REQUIRED
                   -------------------    ------------------    -------------------    ------------------
                     Capital     Ratio      Capital    Ratio      Capital     Ratio      Capital    Ratio
                   ----------    -----    ----------   -----    ----------    -----    ----------   -----
     Tangible      $1,931,375    6.26%    $  462,564   1.50%    $2,030,992    7.27%    $  419,052   1.50%
     Core           1,931,375    6.26        925,129   3.00      2,030,992    7.27        838,103   3.00
     Risk-based     2,238,140   12.96      1,381,140   8.00      2,323,040   16.21      1,146,794   8.00

     The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The table on the following page summarizes the capital ratios for each of the five classifications and shows that World Savings met the "well capitalized" standard as of December 31, 1994.

     The table below shows a reconciliation of World's equity capital to regulatory capital at December 31, 1994.

                                 TABLE 22

          Reconciliation of Equity Capital to Regulatory Capital
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in capital                     233,441
Retained earnings                 1,830,998
Unrealized gains on securities
  available for sale                 25,966
                                -----------
Equity capital                  $ 2,090,555  $ 2,090,555  $ 2,090,555   $ 2,090,555  $ 2,090,555  $ 2,090,555
                                ===========
Positive goodwill (1)                           (219,493)    (219,493)     (219,493)    (219,493)    (219,493)
Negative goodwill (1)                             86,279       86,279        86,279       86,279       86,279
Qualifying supervisory
  positive goodwill (1)                                       115,641       115,641      115,641      115,641
Unrealized gains on securities
  available for sale                             (25,966)     (25,966)      (25,966)     (25,966)     (25,966)
Equity/direct investments (2)                                                                            (709)
Subordinated debt                                                                                     199,089
General valuation allowances                                                                          108,385
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 1,931,375  $ 2,047,016   $ 2,047,016  $ 2,047,016  $ 2,353,781
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $31,005,571
                                ===========
Adjusted total assets                        $30,837,628  $30,837,628   $30,837,628
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $17,379,889  $17,379,889
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                6.74%        6.26%        6.64%         6.64%       11.78%       13.54%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Ratio Requirements:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

(1) Required to be deducted from core and risk-based capital on a phased-in basis through December 1994. Goodwill must be deducted for the tangible capital calculation. Goodwill in excess of a sliding scale limit must also be deducted from the core and risk-based capital calculations. As of January 1, 1995, 100% of goodwill was required to be deducted for all three capital calculations.
(2) Equity investments were required to be deducted from risk-based capital on a phased-in basis through June 1994.

     The table below shows a reconciliation of World's equity capital to regulatory capital at December 31, 1993.

                                 TABLE 23

          Reconciliation of Equity Capital to Regulatory Capital
                              ($000s Omitted)

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

          The table below compares World's regulatory capital to the well capitalized classification at December 31.

                                 TABLE 24

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                          1994                                       1993
                        ----------------------------------------   ----------------------------------------
                               ACTUAL          WELL CAPITALIZED           ACTUAL          WELL-CAPITALIZED
                        -------------------  -------------------   -------------------  -------------------
                          Capital     Ratio    Capital     Ratio     Capital     Ratio    Capital     Ratio
                        ----------   ------  ----------   ------   ----------   ------  ----------   ------
     Leverage           $2,047,016    6.64%  $1,541,881    5.00%   $2,240,518    8.02%  $1,396,839    5.00%
     Tier 1 risk-based   2,047,016   11.78    1,042,793    6.00     2,240,518   15.40      872,737    6.00
     Total risk-based    2,353,781   13.54    1,737,989   10.00     2,533,738   17.42    1,454,562   10.00

     World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at December 31, 1994, were 6.26%, 11.19%, and 12.96%, respectively. World's leverage, Tier 1 risk-based, and total risk-based capital ratios under the fully phased-in 1995 OTS minimum requirements at December 31, 1993, were 7.27%, 14.17%, and 16.21%, respectively.

     CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS limits capital distributions by savings associations such as World. Under these regulations, a savings association is classified as either Tier 1, if it meets each of its fully phased-in capital requirements immediately prior to and after giving effect to the proposed capital distribution; Tier 2, if it meets each of its current capital requirements but does not meet one or more of its fully phased-in capital requirements immediately prior to or after giving effect to the proposed capital distribution; or Tier 3, if it does not meet its current capital requirements immediately prior to or after giving effect to the proposed capital distribution. A savings association that would otherwise be classified as Tier 1 is treated as Tier 2 or Tier 3 if the OTS so notifies the association based on OTS' conclusion that the association is in need of more than normal supervision.

     Under the regulations, a Tier 1 association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus up to one-half of its capital in excess of the fully phased-in requirement at the end of the prior year. A Tier 2 association may make capital distributions from 25% to 75% of its net income over the most recent four quarter period, with the percentage varying based on its level of risk-based capital. Any capital distributions by a Tier 3 association or in excess of the foregoing amounts by a Tier 1 or Tier 2 association are subject to either prior OTS approval or notice must be given to the OTS, which may disapprove the distribution. However, current law prohibits capital distributions by an institution that does not meet its capital requirements. Savings associations are required to give the OTS 30-day advance written notice of all proposed capital distributions. For purposes of capital distributions, the OTS has classified World as a Tier 1 association. World paid a total of $275 million in upstream dividends to Golden West during 1994. The main purpose for the dividend was to fund Golden West's stock repurchase program.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 1994, the maximum amount that World could have loaned to one borrower (and related entities) was $314 million. At such date, the largest amount of loans that World had outstanding to any one borrower was $39 million.

     DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association, such as the Association, based upon the failure of the savings association to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC as subrogee or transferee) over general creditors (including holders of debt of the Association). Thus, in the event of a liquidation of the Association or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1994, the Association had approximately $19.2 billion of deposits outstanding. At December 31, 1994, the Association owed
$250 million of debt to Golden West.

     POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as the Association, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" on the previous page. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

     In its resolutions of the problems of an insured depository institution in default or in danger of default, the FDIC is generally obligated to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to a deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or by protecting creditors other than depositors. Existing law authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured institution by making a final payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. Existing law provides that the rate of such final payment is to be a percentage reflecting the FDIC's receivership recovery experience.

     Similarly, the Resolution Trust Corporation may be appointed as a receiver or conservator of an insured depository institution with powers and duties similar to the FDIC.

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

     As World's parent company, Golden West is considered an "affiliate" of the Association for regulatory purposes. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings association from lending or otherwise extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining an affiliate of a savings association and in calculating compliance with the quantitative limitations on transactions with affiliates.

     TAXATION. Savings and loan associations that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed a bad debt reserve deduction computed as a percentage of taxable income before such deduction. Accordingly, qualifying savings and loan associations are subject to a lower effective federal income tax rate than that applicable to corporations generally. The effective federal income tax rate applicable to qualifying savings and loan associations is approximately 32.2%.

     The bad debt reserve deduction computed as a percentage of taxable income is available only to the extent that amounts accumulated in the bad debt reserve for certain real estate loans defined as "qualifying real estate loans" do not exceed 6% of such loans at yearend. In addition, the deduction is further limited to the amount by which 12% of customer deposits at yearend exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1994, the 6% and 12% limitations did not restrict the bad debt reserve deduction of World, and it is expected that such limitations will not be restricting factors in the future. Qualifying savings and loan associations that file income tax returns as members of a consolidated group are required to reduce their bad debt reserve deduction for tax losses attributable to non-savings and loan association members of the group whose activities are functionally related to the activities of the savings and loan association member.

     If the accumulated bad debt reserves are used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates. In addition, if such reserves are used to pay dividends or to make other distributions with respect to a savings and loan association stock (such as redemption or liquidation), special additional taxes would be imposed.

     Although generally similar, differences exist, with respect to the determination of taxable income, among the Internal Revenue Code and the tax codes of the states in which the Company operates. These states do not allow the special percentage of taxable income method of computing the bad debt reserve, discussed above, which can cause the Company's taxable income at the state level to be significantly different from its taxable income at the federal level.

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

EMPLOYEE RELATIONS

     The Company had a total of 3,877 full-time and 682 permanent part-time employees at December 31, 1994. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.   PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company continuously evaluates the suitability and adequacy of the offices of the Company and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.

     The Company completed building a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas, during 1994. This complex houses its Loan Service, Savings Operations, and Information Systems Departments.

     The Company owns 177 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note J to the Financial Statements, in Item 14.

ITEM 3.   LEGAL PROCEEDINGS

     Savings and loan associations and other financial institutions that take consumer deposits and make mortgage loans in California have been named from time to time in class action proceedings that question the legality of certain terms of deposit and loan agreements and the implementation of such agreements. World is named as a defendant in one action that purports to be a class action relating to certain deposit products of World. This action was dismissed at the trial court level, and, upon appeal, the dismissal was affirmed in part and reversed in part. The action was subsequently remanded to the trial court level, where a class has been certified and a trial scheduled for the end of March 1995. World is also named as a defendant in four actions that purport to be class actions relating to certain loan products of World. No class has been certified in any of these four actions, all of which are in their preliminary stages. In the opinion of management, the result of these actions will not have a material effect on the Company's consolidated financial condition or results of operations. The Company and its subsid-iaries are parties to other actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company's consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

     Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1994 and 1993 were as follows:

                                 TABLE 25

                         Common Stock Price Range

                                     1994              1993
                               ---------------   ---------------
          First Quarter        37 1/2 - 46           41 - 50 3/8
          Second Quarter       37 3/8 - 41 1/8   39 1/2 - 48 7/8
          Third Quarter        38 5/8 - 44 1/4   38 3/8 - 44
          Fourth Quarter       34 1/4 - 40 1/4   37 1/8 - 44 3/4

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1994 and 1993 were as follows:

                                 TABLE 26

                         Cash Dividends Per Share

                                              1994      1993
                                             -----     -----
          First Quarter                      $.075     $.065
          Second Quarter                     $.075     $.065
          Third Quarter                      $.075     $.065
          Fourth Quarter                     $.085     $.075

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

STOCKHOLDERS

     At the close of business on March 17, 1995, 58,591,005 shares of Golden West's Common Stock were outstanding and were held by 1,850 stockholders of record. At the close of business on March 17, 1995, the Company's common stock price was 37 3/4.

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

                                 TABLE 27

               Five Year Consolidated Summary of Operations
                 ($000s Omitted, Except Per Share Amounts)


                                                                Year Ended December 31
                                           ---------------------------------------------------------------
                                              1994          1993         1992         1991         1990
                                           ----------    ----------   ----------   ----------   ----------
Interest Income:
  Interest on loans                        $1,649,413    $1,637,764   $1,740,845   $1,877,955   $1,730,408
  Interest on MBS                             103,927       138,874      178,010      210,834      209,846
  Interest and dividends on investments       123,137        93,534       65,655      125,801      158,068
                                           ----------    ----------   ----------   ----------   ----------
                                            1,876,477     1,870,172    1,984,510    2,214,590    2,098,322

Interest Expense:
  Interest on customer deposits               714,353       705,700      844,710    1,094,383    1,022,706
  Interest on advances and other
    borrowings                                440,754       431,714      422,470      488,431      578,771
                                           ----------    ----------   ----------   ----------   ----------
                                            1,155,107     1,137,414    1,267,180    1,582,814    1,601,477
                                           ----------    ----------   ----------   ----------   ----------
    Net interest income                       721,370       732,758      717,330      631,776      496,845
Provision for loan losses                      62,966        65,837       43,218       34,984       18,701
                                           ----------    ----------   ----------   ----------   ----------
  Net interest income after provision for
    loan losses                               658,404       666,921      674,112      596,792      478,144
Non-Interest Income:
  Fees                                         28,816        31,061       24,458       20,889       17,069
  Gain (loss) on the sale of securities
    and mortgage-backed securities               (120)       22,541        4,058       (1,021)       3,127
  Other                                         8,790         8,440       12,601        7,008        8,698
                                           ----------    ----------   ----------   ----------   ----------
                                               37,486        62,042       41,117       26,876       28,894

Non-Interest Expense:
  General and administrative:
    Personnel                                 150,220       132,472      118,553      107,759       95,476
    Occupancy                                  44,472        40,443       38,521       35,619       31,750
    Advertising                                10,761        10,782        8,968       10,486       11,017
    Other                                      97,466        89,470       84,833       81,557       69,450
                                           ----------    ----------   ----------   ----------   ----------
                                              302,919       273,167      250,875      235,421      207,693
    Amortization of goodwill arising from
      acquisitions                              2,589        (1,586)         661        1,532       16,657
                                           ----------    ----------   ----------   ----------   ----------
                                              305,508       271,581      251,536      236,953      224,350
                                           ----------    ----------   ----------   ----------   ----------
Earnings before taxes on income               390,382       457,382      463,693      386,715      282,688
Taxes on income                               159,933       183,528      180,155      148,116      101,231
                                           ----------    ----------   ----------   ----------   ----------
    Net earnings                           $  230,449    $  273,854   $  283,538   $  238,599   $  181,457
                                           ==========    ==========   ==========   ==========   ==========
    Net earnings per share                 $     3.71    $     4.28   $     4.46   $     3.76   $     2.87
                                           ==========    ==========   ==========   ==========   ==========

                                  TABLE 28

                  Five Year Summary of Financial Condition
                               ($000s Omitted)


                                                                 At December 31
                                      -------------------------------------------------------------------
                                         1994          1993          1992          1991          1990
                                      -----------   -----------   -----------   -----------   -----------
Assets                                $31,683,741   $28,829,288   $25,890,921   $24,297,784   $22,562,101
Cash, securities available for sale,
  and other investments                 2,265,886     2,417,871     1,179,868     1,289,327     1,343,464
Mortgage-backed securities              1,194,378     1,522,536     1,791,615     2,000,167     2,485,695
Loans receivable                       27,071,266    23,912,571    21,968,676    20,087,432    17,730,447
Goodwill arising from acquisitions        136,245       136,754       155,873       181,733       304,266
Customer deposits                      19,219,389    17,422,484    16,486,246    16,818,510    14,372,484
Advances from Federal Home Loan Banks   6,488,418     6,281,691     5,499,363     4,159,796     3,834,755
Securities sold under agreements to
   repurchase and other borrowings        601,821     1,119,414       637,977       840,358     2,314,051
Medium-term notes                       1,164,079       676,540        81,267       166,750       960,869
Subordinated debt                       1,221,559     1,220,061       921,701       625,105       426,200
Stockholders' equity                    2,000,274     2,065,604     1,727,398     1,449,135     1,220,403

                                  TABLE 29

                        Five Year Selected Other Data
                               ($000s Omitted)

                                                                Year Ended December 31
                                           ---------------------------------------------------------------
                                              1994          1993         1992         1991         1990
                                           ----------    ----------   ----------   ----------   ----------
New real estate loans originated           $6,637,653    $6,411,877   $6,455,090   $4,877,157   $4,309,494
Average yield on new real estate loans           6.44%         6.86%        8.06%        9.83%       10.64%
Customer deposits increase (decrease) ($)  $1,796,905    $  936,238   $ (332,264)  $2,446,026   $2,585,100
Customer deposits increase (decrease) (%)        10.3%          5.7%       (2.0)%        17.0%        21.9%
Net earnings/average net worth                  11.11%        14.68%       17.86%       17.92%       15.98%
Net earnings/average assets                       .78%          .98%        1.12%        1.00%         .86%
General and administrative expense to:
  Total revenues                                15.83%        14.14%       12.39%       10.50%        9.76%
  Average assets                                 1.02%          .97%         .99%         .99%         .99%
Ratio of earnings to fixed charges:(a)
  Including interest on customer deposits        1.34x         1.40x        1.36x        1.24x        1.18x
  Excluding interest on customer deposits        1.87x         2.05x        2.08x        1.78x        1.48x
Yield on loan portfolio                          6.85%         6.73%        7.52%        9.30%       10.50%
Yield on MBS                                     8.37%         8.67%        9.30%        9.74%        9.81%
Yield on investments                             5.42%         3.80%        4.17%        5.41%        8.11%
Yield on earning assets                          6.81%         6.61%        7.52%        9.16%       10.29%
Cost of deposits                                 4.57%         3.92%        4.40%        6.09%        7.76%
Cost of borrowings                               5.85%         4.69%        5.58%        7.48%        8.73%
Cost of funds                                    5.00%         4.18%        4.75%        6.44%        8.06%
Spread                                           1.81%         2.43%        2.77%        2.72%        2.23%
Nonperforming asset/total assets(b)              1.12%         1.37%        1.27%        1.16%         .77%
Stockholders' equity/total assets                6.31%         7.16%        6.67%        5.96%        5.41%
Average stockholders' equity/average assets      6.98%         6.65%        6.27%        5.60%        5.40%
World Savings and Loan Association regulatory
  capital ratios:(c)
  Tangible capital                               6.26%         7.27%        6.54%        5.79%        4.61%
  Core capital                                   6.64%         8.02%        7.54%        6.96%        6.00%
  Risk-based capital                            13.54%        17.42%       16.28%       14.98%       13.52%
Number of savings branch offices                  237           227          227          231          211
Cash dividends per share                         $.31          $.27         $.23         $.19        $.165
Dividend payout ratio                            8.34%         6.31%        5.16%        5.05%        5.75%

(a) Earnings represent income from continuing operations before income taxes and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(b) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real estate owned acquired through foreclosure.
(c)  The requirements were 1.5%, 3.0%, and 8.0% (7.2% prior to December 31,
     1992) for tangible, core, and risk-based capital, respectively, at December 31, 1993, and 1994. World Savings and Loan Association currently meets its fully phased-in capital requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the year ended December 31, 1994, Golden West Financial Corporation (Golden West or Company) reported net earnings of $230 million, or $3.71 per share, compared with $274 million, or $4.28 per share, in 1993 and $284 million, or $4.46 per share, in 1992.

     Golden West's principal subsidiary, World Savings and Loan Association (World Savings or Association), headquartered in Oakland, California, had 237 savings branch offices and $31 billion in assets at December 31, 1994. World Savings is the third largest thrift in the country. At December 31, 1994, the Association's savings network included 117 branches in California, 59 in Colorado (seven of which were subsequently sold in January 1995 with $153 million in deposits), 20 in Florida, 14 in Texas, ten in Kansas, nine in Arizona, and eight in New Jersey. By virtue of being a federally chartered thrift, World Savings can originate mortgages anywhere in the nation, even though the Association may not be authorized to conduct deposit gathering business in the same jurisdictions. In addition to the states with savings operations referenced above, World Savings had lending operations in Connecticut, Delaware, Idaho, Illinois, Maryland, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin.

     The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

FINANCIAL CONDITION

     The table on the following page summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1994, 1993, 1992, and 1991. As the table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

                                 TABLE 30

       Asset, Liability, and Equity Components as
         Percentages of the Total Balance Sheet

                                    December 31
                            ----------------------------
                             1994    1993    1992    1991
                            ------  ------  ------  ------
Assets:
Cash and investments          7.2%    8.4%    4.6%    5.3%
Mortgage-backed securities    3.8     5.3     6.9     8.2
Loans receivable             85.4    82.9    84.9    82.7
Other assets                  3.6     3.4     3.6     3.8
                            -----   -----   -----   -----
                            100.0%  100.0%  100.0%  100.0%
                            =====   =====   =====   =====

Liabilities and
 Stockholders' Equity:
Customer deposits            60.7%   60.4%   63.7%   69.2%
FHLB advances                20.5    21.8    21.2    17.1
Securities sold under
 agreements to repurchase     1.9     1.5     2.2     2.7
Medium-term notes             3.7     2.4     0.3     0.7
Federal funds purchased       0.8     0.0     0.0     0.0
Other liabilities             2.3     2.5     2.3     1.7
Subordinated debt             3.8     4.2     3.6     2.6
Stockholders' equity          6.3     7.2     6.7     6.0
                            -----   -----   -----   -----
                            100.0%  100.0%  100.0%  100.0%
                            =====   =====   =====   =====

     The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. The difference between the repricing of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows that, as of December 31, 1994, the Company's assets are scheduled to reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower Golden West's earnings and rising rates to increase the Company's earnings. However, Golden West's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                 TABLE 31

          Repricing of Interest-Earning Assets and Interest-Bearing
                 Liabilities, Repricing Gaps, and Gap Ratio
                           As of December 31, 1994
                            (Dollars in Millions)

                                                     Projected Repricing(a)
                                         -------------------------------------------
                                          0-3      4-12      1-5    Over 5
                                         Months   Months    Years    Years    Total
                                         -------  -------  -------  -------  -------
Interest-Earning Assets:
  Investments                            $ 1,144  $   119  $   657  $  103   $ 2,023
  Mortgage-backed securities                 107       98      396     593     1,194
  Loans Receivable:
    Rate-sensitive                        20,789    2,655      396     -0-    23,840
    Fixed-rate                                65      196      957   1,789     3,007
  Other(b)                                   481      -0-      -0-     -0-       481
  Impact of hedging                        1,026      180     (521)   (685)      -0-
                                         -------  -------  -------  -------  -------
Total                                    $23,612  $ 3,248  $ 1,885  $1,800   $30,545
Interest-Bearing Liabilities(c):
  Customer deposits                      $ 6,786  $ 7,462  $ 4,823  $  148   $19,219
  FHLB advances                            4,634    1,225      540      89     6,488
  Other borrowings                         1,292      120    1,018     808     3,238
  Impact of hedging                        4,086   (1,793)  (2,324)     31       -0-
                                         -------  -------  -------  -------  -------
Total                                    $16,798  $ 7,014  $ 4,057  $1,076   $28,945
                                         -------  -------  -------  -------  -------
Repricing gap                            $ 6,814  $(3,766) $(2,172) $  724
                                         =======  =======  =======  ======
Cumulative gap                           $ 6,814  $ 3,048  $   876  $1,600
                                         =======  =======  =======  ======
Cumulative gap as a
  percentage of total assets                21.5%     9.6%     2.8%
                                         =======  =======  =======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)  Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, and collateralized mortgage

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

obligations. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality. When opportunities arise, the Company enters into arbitrage transactions with secured borrowings and short-term investments to profit from the rate differential. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1994, 1993, and 1992, World's regulatory average liquidity ratio was 7%, 8%, and 7%, respectively, consistently exceeding the requirement.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 establishes three investment classifications: held to maturity, trading, and available for sale. At December 31, 1994, the Company had no securities held to maturity or for trading. At December 31, 1994, and 1993, the Company had securities available for sale in the amount of $1.5 billion and $1.6 billion, respectively, and unrealized gains on securities available for sale included in stockholders' equity of $13 million and $41 million, respectively. The Company has other investments that are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

     Included in the securities available for sale at December 31, 1994, and 1993, were collateralized mortgage obligations (CMOs) in the amount of $668 million and $275 million, respectively. The Company holds CMOs on which both principal and interest are received. At December 31, 1994, the majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in regulatory liquidity measurement.

     MORTGAGE-BACKED SECURITIES

     FAS 115 also requires the same three classifications for mortgage-backed securities (MBS): held to maturity, trading, and available for sale. In accordance with FAS 115, the Company modified its accounting policies as of December 31, 1993, to identify MBS as either held to maturity or available for sale. The Company has no trading MBS. At December 31, 1994, and 1993, the Company had mortgage-backed securities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

held to maturity in the amount of $871 million and $408 million, respectively. At December 31, 1994, and 1993, the Company had mortgage-backed securities available for sale in the amount of $323 million and $1.1 billion, respectively, and unrealized gains on mortgage-backed securities included in stockholders' equity of $6 million and $44 million, respectively.

     Effective December 31, 1993, the Company adopted the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and, in accordance with FAS 115, placed a portion of its MBS portfolio from held to maturity status to its available for sale portfolio. After reviewing the opportunities to sell MBS together with the capacity to hold MBS for investment, the Company decided to retain a larger volume for investment. Consequently, as permitted by FAS 115, during 1994, the Company transferred $454 million of its available for sale portfolio of MBS to its held to maturity portfolio. The unrealized holding gain on these securities in the amount of $7 million will be amortized as a yield adjustment over the remaining life of these securities.

     Repayments of MBS during the years 1994, 1993, and 1992 amounted to $311 million, $646 million, and $552 million, respectively. The mortgage-backed securities held are primarily fixed-rate pass-through obligations and are subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on this type of mortgage-backed security tends to decrease because of lower prepayments on the underlying mortgages as exhibited in the reduction of repayments between 1994 and 1993. The increase in repayments in 1993 over 1992 was primarily due to an increase in refinance activity as many borrowers took advantage of lower interest rates available at that time.

     LOAN PORTFOLIO

     New loan originations in 1994, 1993, and 1992 amounted to $6.6 billion, $6.4 billion, and $6.5 billion, respectively. Refinanced loans constituted 41% of new loan originations in 1994 compared to 59% in 1993 and 56% in 1992. Higher interest rates during 1994 caused the volume of refinance activity in the marketplace to drop considerably from the record high levels of 1993. Refinance activity is expected to decline further if rates remain at current levels or continue to increase. Higher rates have brought other market changes as well, including a renewed consumer interest in adjustable rate mortgages, which are currently more attractively priced than traditional fixed-rate loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Golden West continues to emphasize adjustable rate mortgages
(ARMs)--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 89% at yearend 1994 compared to 87% at yearends 1993 and 1992. While rates offered on fixed-rate mortgages rose significantly during 1994, lower rates on ARM loans made adjustable instruments more attractive in the marketplace. Golden West's ARM originations constituted approximately 93% of new mortgage loans made by the Company in 1994, compared with 75% in 1993 and 80% in 1992.

     Approximately $4.8 billion of the Association's ARMs have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of December 31, 1994, $948 million of these ARMs were at their rate floors. The weighted average floor rate on these loans was 7.56% at December 31, 1994. Without the floor, the average yield on these loans would have been 6.47%.

     Although the Company has lending operations in 22 states, the primary mortgage origination focus continues to be on residential property in California. In 1994, 62% of total loan originations were on residential properties in California, compared to 73% and 83% in 1993 and 1992, respectively. While there was a decrease in originations in California, the increase in total originations in 1994 as compared to 1993 and 1992 was due to increased activity by the Company in markets outside California.
The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 77% at December 31, 1994, 81% at December 31, 1993, and 83% at December 31, 1992. The total growth in the portfolio for the year ended December 31, 1994, was $3.2 billion or 13% compared to $1.9 billion or 9% for the year ended December 31, 1993.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the years 1994, 1993, and 1992 amounted to $3.2 billion, $3.8 billion, and $4.1 billion, respectively. The decrease in repayments in 1994 compared with 1993 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio.

     The Company adopted Statement of Financial Accounting Standards
No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," during December 1993. FAS 114 requires that impaired loans for which foreclosure is probable should be accounted for as loans. As a result, at December 31, 1993, $16 million of in-substance foreclosed loans, with a valuation allowance of $7 million, were reclassified from real estate held for sale to loans receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. NPAs amounted to $355 million, $394 million, and $330 million at yearends 1994, 1993, and 1992, respectively.

     The decrease in NPAs in 1994 was primarily due to a decrease in slow loans in the fourth quarter of 1994. We believe this improvement is a result of the improvement in the California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

     The Company's troubled debt restructured (TDRs) were $73 million, or 0.23% of assets, at December 31, 1994, compared to $37 million, or 0.13% of assets, at December 31, 1993, and $13 million, or 0.06% of assets, at December 31, 1992. At December 31, 1994, TDRs included $22 million or 0.07% of loans modified as a result of the January 1994 Southern California earthquake. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions and who are expected to perform in the future.

     The Company's ratio of NPAs and TDRs to total assets was 1.35% at December 31, 1994, compared to 1.50% and 1.33% at yearends 1993 and 1992, respectively.

     The Company has other impaired loans on which specific loss reserves have been provided that are not otherwise included in nonperforming loans or troubled debt restructured. Other impaired loans amounted to $41 million and $26 million at yearends 1994 and 1993.

     ALLOWANCE FOR LOAN LOSSES

     The Company's allowance for loan losses was $124 million at December 31, 1994, compared to $107 million and $71 million at yearends 1993 and 1992, respectively. The provision for loan losses was $63 million, $66 million, and $43 million in 1994, 1993, and 1992, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The Company has provided for any known losses related to the January 1994 Northridge (Southern California) earthquake. The 1994 loan loss reserve and provision for loan losses included $3.7 million in loss reserves specifically identified for earthquake losses.

     REAL ESTATE HELD FOR SALE

     Real estate held for sale increased to $71 million at December 31, 1994, from $64 million a year earlier. The increase occurred primarily due to the increase in nonaccrual loans in prior periods, which resulted from the weakening in the California economy and the decrease in real estate prices. The components of the real estate held for sale portfolio at December 31, 1994, 1993, and 1992, are shown as follows:

                          TABLE 32

                Real Estate Held for Sale(a)
                  (Dollars In Thousands)

                                     December 31
                             ---------------------------
                               1994      1993      1992
                             -------   -------   -------
Real estate acquired
  through foreclosure        $70,981   $62,724   $56,642
Real estate in judgement         390     1,366     1,030
Loans in-substance
  foreclosed(b)                  -0-       -0-     9,351
                             -------   -------   -------
                             $71,371   $64,090   $67,023
                             =======   =======   =======

(a)  All amounts are net of general valuation allowance.
(b) Loans in-substance foreclosed were reclassified to be included in the Company's total loan portfolio. See
     Note A in the audited financial statements.


     CUSTOMER DEPOSITS

     Customer deposits increased by $1.8 billion compared to an increase of $936 million in 1993 and a decrease of $332 million in 1992. The increase in customer deposits during 1994 resulted from the improvement in the savings market as interest rates rose as well as aggressive promotions. Consumer funds were attracted during 1993 as a result of special promotions in the Company's savings markets. In 1994 the Company acquired three branches in New Jersey with $78 million in deposits. In 1993, the Company acquired seven branches in Arizona containing $320 million in deposits and sold all seven of the Ohio branches with $264 million in deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses Federal Home Loan Bank (FHLB) borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.5 billion at December 31, 1994, compared to $6.3 billion and $5.5 billion at December 31, 1993, and 1992, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $602 million, $443 million, and $557 million at yearends 1994, 1993, and 1992, respectively.

     OTHER BORROWINGS

     At December 31, 1994, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated notes.

     The Company had issued a total of $1.0 billion of subordinated debt at December 31, 1994. As of December 31, 1994, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World Savings currently has on file a shelf registration with the OTS for the issuance of $1.0 billion of unsecured medium-term notes. As of December 31, 1994, $700 million was available for issuance. The Association has medium-term notes outstanding under the current and prior registrations with principal amounts of $1.2 billion at December 31, 1994, compared to $677 million at December 31, 1993, and $81 million at December 31, 1992. As of December 31, 1994, the Association's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World Savings also has on file a registration statement with the OTS for the sale of up to $250 million of subordinated notes. Under a prior filing with the OTS, $50 million of subordinated notes remain unissued. As of December 31, 1994, World Savings had issued a total of $200 million of subordinated notes. As of December 31, 1994, World Savings' subordinated notes were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World Savings' risk-based regulatory capital as supplementary capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity decreased during 1994 due to the $216 million cost of the repurchase of Company stock and the $66 million decrease in unrealized gains on securities available for sale caused by the decrease in market values of securities available for sale since
December 31, 1993. These decreases in stockholders' equity were partially offset by 1994's net earnings. The Company increased its total stockholders' equity in 1993 and 1992 through the retention of a high percentage of net earnings. In addition, stockholders' equity increased in 1993 by $85 million due to the adoption of FAS 115 as of December 31, 1993.

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994, the Company's Board of Directors authorized the purchase by the Company of an additional 3.088 million shares of Golden West's common stock. As of December 31, 1994, 5,765,180 of such shares had been repurchased and retired at a cost of $223 million since October 28, 1993. During 1994, 5,561,180 of the shares were purchased and retired at a cost of $216 million. The repurchase of Company stock is not intended to have a material impact on the normal liquidity of the Company.

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

     The OTS requires federally insured institutions, such as World, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1994, World Savings had tangible capital of
$1.9 billion, or 6.26% of adjusted total assets, $1.5 billion in excess of the regulatory requirement.

     The second requirement is to have core capital of 3% of adjusted total assets. Core capital is defined as tangible capital plus certain allowable amounts of supervisory goodwill and direct investments. However, the amount of supervisory goodwill and direct investments that can be counted as core capital was phased-down to zero at January 1, 1995. At
December 31, 1994, World Savings had core capital of $2.0 billion, or 6.64% of adjusted total assets, $1.1 billion in excess of the regulatory requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The third capital requirement is to have risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 1994, World Savings had risk-based capital in the amount of $2.4 billion, or 13.54% of risk-weighted assets, exceeding the current requirement by $964 million. During the first quarter of 1994, the OTS changed the regulations concerning the criteria used to determine the risk weighting for multi-family loans in the calculation of the risk-based capital ratio. World Savings has taken a conservative approach and has weighted the Association's entire multi-family portfolio at 100%. This change caused a decrease in the risk-based capital ratio from December 1993 to December 1994 and reduced our December 31, 1994, risk-based capital ratio by approximately 100 basis points.

     It should be noted that World Savings also continues to exceed all three capital requirements on a fully phased-in basis, which became effective January 1, 1995.

     The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The table on the following page summarizes the capital ratios for each of the five classifications and shows that World Savings met the "well capitalized" standard as of December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

                               TABLE 33

                   Relationship of Capital Ratios to
                 FDIC Capital Adequacy Classifications

- --------------------------------------------------------------------------------
                                                                   Ratio of
                       Leverage          Ratio of Tier 1        Total Capital to
                       Capital           Capital to Risk-        Risk-Weighted
                       Ratio(a)          Weighted Assets(b)        Assets(c)
- --------------------------------------------------------------------------------
Well capitalized       5.0% or           6.0% or greater        10.0% or greater
                       greater

Adequately             4.0% or           4.0% or greater         8.0% or greater
  capitalized          greater

Undercapitalized       3.0% or           3.0% or greater         6.0% or greater
                       greater

Significantly          less than
  undercapitalized     3.0%              less than 3.0%          less than 6.0%

Critically             less than 2.0%
  undercapitalized     on a fully
                       phased-in basis
- --------------------------------------------------------------------------------
World Savings' ratios
  at December 31, 1994   6.64%               11.78%                   13.54%
- --------------------------------------------------------------------------------

(a)  Core capital divided by adjusted total assets.
(b)  Core capital divided by risk-weighted assets.
(c) Total capital is the same as risk-based capital and consists of common equity, retained earnings, non-cumulative perpetual preferred stock, and supplemental capital including such items as qualifying subordinated debt, cumulative perpetual and intermediate-term preferred stock, certain convertible debt securities, and general allowances for loan losses.


     The OTS limits capital distributions by savings and loan associations. For purposes of capital distributions, the OTS has classified World Savings as a Tier 1 association; thus, the Association may pay dividends during a calendar year of up to 100% of net earnings to date during the calendar year plus up to one-half of capital in excess of the fully phased-in requirement at the end of the prior year subject to thirty days' advance notice to the OTS. World Savings paid a total of $275 million in upstream dividends to Golden West during 1994. The main purpose for the dividend was to fund Golden West's stock repurchase program.

RESULTS OF OPERATIONS

     PROFIT MARGINS/SPREADS

     An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The following table shows the components of the Company's primary spread at the end of the years 1992 through 1994. As shown in the following table, the primary spread narrowed during 1994 as interest rates have begun to rise.

                                 TABLE 34

  Yield on Earning Assets, Cost of Funds, and Primary Spread
           Including the Effect of Purchase Accounting

                                        December 31
                                 -------------------------
                                 1994      1993      1992
                                 -----     -----     -----
  Yield on loan portfolio        6.91%     6.84%     7.66%
  Yield on investments           5.42      3.80      4.17
                                 -----     -----     -----
  Yield on earning assets        6.81      6.61      7.52
                                 -----     -----     -----
  Cost of customer deposits      4.57      3.92      4.40
  Cost of borrowings             5.85      4.69      5.58
                                 -----     -----     -----
  Cost of funds                  5.00      4.18      4.75
                                 -----     -----     -----
  Primary spread                 1.81%     2.43%     2.77%
                                 =====     =====     =====

     YIELD ON EARNING ASSETS

     Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change monthly in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). The yield on earning assets showed a decline throughout 1992, 1993, and the first five months of 1994 due to a decline in interest rates during 1992 and the stable interest rate environment in 1993 and early 1994. Interest rates began to rise in early 1994; subsequently, the yield on the Company's loan portfolio began to increase in mid-1994 as the COFI started to respond to the rising rates. During 1992 and 1993, the Company experienced large payoffs of high-rate fixed loans and MBS, which also contributed to the decrease in the yield on loans.

     COST OF FUNDS

     Approximately 82% of Golden West's liabilities are subject to repricing in less than one year. Because the cost of these liabilities is affected by short-term interest rates, a fall in the general level of interest rates led to a decrease in the Company's cost of funds during 1993 and 1992, while the increase in the interest rates during 1994 led to an increase in the Company's cost of funds during 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     HEDGING ACTIVITY

     The Company enters into a variety of derivative financial instruments as part of its interest rate risk management strategy. The Company does not hold any derivative financial instruments for trading purposes. During 1994, the most frequently used derivative products were various types of interest rate swaps and caps.

     An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating rate of interest.
The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to alter the impact of changes in interest rates on customer deposits, mortgage loans, or on other specified assets or borrowings. Some interest rate swaps have been entered into with starting dates in the future. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of similar assets or liabilities.

     An interest rate cap is an agreement between two parties in which one party pays a fee for the right to receive a payment from a counterparty based on the excess, if any, of an open market floating rate over a base rate applied to a notional principal amount. When interest rates increase, the excess that may be received on interest rate cap agreements reduces the impact of the rate increases on consumer deposit costs and enhances mortgage loan yields. Amounts which may be received on interest rate cap agreements and fees paid to purchase the agreements are recognized over the life of the agreements, with income and expense recorded in the same category as the related balance sheet item. The related balance sheet item is generally a pool of similar assets or liabilities.

     Hedging decreased net interest income by $23 million, $71 million, and $93 million for the years ended December 31, 1994, 1993, and 1992, respectively.

     The table on the following page summarizes the unrealized gains and losses for derivative instruments at December 31, 1994, and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

                           TABLE 35

         Unrealized Gains and Losses on Derivative Products
                    (Dollars in Thousands)

                                      December 31, 1994
                             -----------------------------------
                                                        Net
                             Unrealized  Unrealized  Unrealized
                               Gains       Losses    Gain (Loss)
                             ----------  ----------  -----------
Interest rate swaps           $68,987     $113,134    $(44,147)
Interest rate caps                589          -0-         589
Total                         $69,576     $113,134    $(43,558)
                              =======     ========    =========

                                      December 31, 1993
                             -----------------------------------
                                                        Net
                             Unrealized  Unrealized  Unrealized
                               Gains       Losses    Gain (Loss)
                             ----------  ----------  -----------
Interest rate swaps           $71,195     $160,137    $(88,942)
Interest rate caps                -0-        1,422      (1,422)
Total                         $71,195     $161,559    $(90,364)
                              =======     ========    =========

                         TABLE 36

                     Derivative Activity
                    (Dollars in Millions)

                             Receive    Pay               Forward   Interest
                              Fixed    Fixed    Basis     Starting    Rate
                              Swaps    Swaps    Swaps(a)   Swaps      Caps
                             -------   ------   --------  --------  --------
Balance at
  December 31, 1993           $2,706   $2,582   $ 600      $210      $ 437
  Additions                    2,575      124     200       -0-        -0-
  Maturities                    (365)    (481)    -0-       -0-       (137)
  Terminations                   -0-      -0-    (600)      -0-        -0-
  Forward starting
    becoming effective            75      -0-     -0-       (75)       -0-
                              ------   ------   -----      ----      -----
Balance at
  December 31, 1994           $4,991   $2,225   $ 200      $135      $ 300
                              ======   ======   =====      ====      =====

(a)  Receives floating, pays floating.


     INTEREST ON LOANS

     In 1994, interest on loans increased due to an increase in the average portfolio balance, which was partially offset by a decrease in the average
portfolio yield.   In 1993, interest on loans decreased due to a decline in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

the average portfolio yield partially offset by an increase in the average portfolio balance.

     INTEREST ON MBS

     In 1994 and 1993, interest on MBS decreased due to a decline in the average portfolio yield and a decrease in the average portfolio balance.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was higher in 1994 than in 1993 due to an increase in the average portfolio balance and an increase in the average portfolio yield. Income from the Company's investments was higher in 1993 than in 1992 due to a higher average portfolio balance and increased FHLB dividends.

     INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of two years or less. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. The increase in interest on customer deposits in 1994 was due to an increase in the average balance of customer deposits partially offset by a decrease in the average cost of deposits. The decrease in interest on customer deposits in 1993 was due to a decrease in the average cost of deposits.

     INTEREST ON ADVANCES

     Interest paid on FHLB advances was lower in 1994 as compared to 1993 due to a decrease in the average balance of these borrowings, which was partially offset by an increase in the average cost of these borrowings. Interest paid on FHLB advances was higher in 1993 than in 1992 due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost.

     INTEREST ON OTHER BORROWINGS

     Interest expense on other borrowings amounted to $172 million, $158 million, and $154 million for the years ended 1994, 1993, and 1992, respectively. The increase in the expense from 1994 over 1993 and 1993 over 1992 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $63 million, $66 million, and $43 million for the years ended 1994, 1993, and 1992, respectively. The decrease in the provision in 1994 compared with 1993 reflected the decrease in nonaccrual loans as a result of the improvement in the California economy. The 1994 provision included $3.7 million in specific earthquake loss reserves. The increase in the provision from 1993 over 1992 reflected increased chargeoffs, the continued buildup of the loan loss reserves, and the weak California economy.

     GAIN (LOSS) ON THE SALE OF SECURITIES AND MORTGAGE-BACKED
       SECURITIES

     The gain (loss) on the sale of securities and mortgage-backed securities was a loss of $120 thousand for the year ended 1994 and a gain of $23 million and $4 million for the years ended 1993 and 1992, respectively. The 1993 gain included a $24 million reduction of a valuation allowance on investments charged to income in a previous year compared to a $4 million reduction in 1992.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased during the three years under discussion. The primary reasons for the increases in 1994 and 1993 were the expansion of loan origination capacity and savings branches, primarily outside of California; the expenses of relocating some of our administrative operations to San Antonio, Texas; the installation of enhancements to data processing systems; and general inflation. General and administrative expense as a percentage of average assets was 1.02%, 0.97%, and 0.99% for the years ended December 31, 1994, 1993, and 1992, respectively.

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

     Taxes as a percentage of earnings increased in 1993 over 1992 due to the effect of the amortization of the deferred tax asset related to the $23 million adjustment arising from the adoption of FAS 109, as well as the effect of the federal legislation enacted during the third quarter of 1993 that increased the federal corporate income tax rate from 34% to 35%.

     ACQUISITIONS

     During 1994, the Company acquired $78 million in deposits and three branches in New Jersey from Polifly Savings and Loan.

     During 1993, the Company acquired $320 million in deposits and seven branches in Arizona from PriMerit Bank.

     DIVESTITURES

     During 1993, the Company sold $133 million of savings in two Ohio branches to Trumbull Savings and Loan and its remaining five Ohio branches with $131 million in deposits to Fifth Third Bancorp. During 1992, the Company sold one branch in California containing $40 million in deposits and two branches in the state of Washington containing $37 million in deposits.

     LIQUIDITY AND CAPITAL RESOURCES

     The Association's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, the Association has a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World Savings may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

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

     COMMON STOCK

     The quarterly price ranges for the Company's common stock during 1994 and 1993 were as follows:

                                   TABLE 37

                           Common Stock Price Range

                                1994                1993
                           ---------------     ---------------
First Quarter              37 1/2 - 46             41 - 50 3/8
Second Quarter             37 3/8 - 41 1/8     39 1/2 - 48 7/8
Third Quarter              38 5/8 - 44 1/4     38 3/8 - 44
Fourth Quarter             34 1/4 - 40 1/4     37 1/8 - 44 3/4

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index included on page 72 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

     Name and Age                            Position
     ------------                            --------
     Herbert M. Sandler, 63                  Chairman of the Board and
                                             Chief Executive Officer

     Marion O. Sandler, 64                   Chairman of the Board and
                                             Chief Executive Officer (a)

     James T. Judd, 56                       Senior Executive Vice
                                             President (b)

     Russell W. Kettell, 51                  President (c)*

     J. L. Helvey, 63                        Group Senior Vice
                                             President (d)

     David C. Welch, 52                      Group Senior Vice President
                                             and Treasurer (e)*

     Dirk S. Adams, 43                       Group Senior Vice
                                             President (f)

     Robert C. Rowe, 39                      Vice President and
                                             Secretary (g)

     Louis J. Galen, 69                      Director

     Patricia A. King, 52                    Director

     William D. McKee, 68                    Director

     Bernard A. Osher, 67                    Director

     Kenneth T. Rosen, 46                    Director

     Paul Sack, 67                           Director

   * At the January 31, 1995, Board of Directors' meeting, David C. Welch resigned as Treasurer of Golden West Financial Corporation, and Russell W. Kettell was elected to the additional title of Treasurer of Golden West Financial Corporation.

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

     (e) David C. Welch was elected Group Senior Vice President and Treasurer of the Company in -November 1988. Prior thereto,
          Mr. Welch served as Senior Vice President and Treasurer since 1985, Vice President and Treasurer since 1984, and Vice President and Assistant Treasurer since 1980.

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

     For further information concerning the directors and executive officers of the Registrant, see pages 2, 3, and 6 of the Registrant's Proxy Statement dated March 10, 1995, which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 10, 1995, on pages 3 through 6 and 8 through 11 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2, 3, and 7 of Registrant's Proxy Statement dated March 10, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 8 of the Registrant's Proxy statement dated March 10, 1995, which is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Index to Financial Statements

               See Index included on page 72 and the financial statements, which begin on page F-1.

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
                    10 (c)         Deferred Compensation Agreement  between
                                   the Company and James T. Judd is
                                   incorporated by reference from Exhibit
                                   10(b) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1986.
                    10 (d)         Deferred Compensation Agreement  between
                                   the Company and Russell W. Kettell is
                                   incorporated by reference from Exhibit
                                   10(c) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1986.
                    10 (e)         Deferred Compensation  Agreement between
                                   the Company and J. L. Helvey is incorpo-
                                   rated by reference from Exhibit 10(d) of
                                   the Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1986.
                    10 (f)         Deferred Compensation  Agreement between
                                   the Company and David C. Welch is
                                   incorporated by reference from Exhibit
                                   10(f) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1987.
                    10 (g)         Operating lease on  Company headquarters
                                   building, 1901 Harrison Street, Oakland,
                                   California 94612, is incorporated by
                                   reference from Exhibit 10(e) of the
                                   Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1986.
                    10 (h)         Form    of    Supplemental    Retirement
                                   Agreement between the Company and cer-
                                   tain executive officers is incorporated
                                   by reference from Exhibit 10(j) to the
                                   Company's Annual Report on Form 10-K
                                   (file No. 1-4629) for the year ended
                                   December 31, 1990.
                    21 (a)         Subsidiaries   of   the   Registrant  is
                                   incorporated by reference from Exhibit
                                   22(a) of the Company's Annual Report on
                                   Form 10-K (file No. 1-4629) for the year
                                   ended December 31, 1987.
                    23 (a)         Independent Auditors' Consent.
                    27             Financial Data Schedule

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


                                     GOLDEN WEST FINANCIAL CORPORATION



                                     By:  /s/ Herbert M. Sandler    3/22/95
                                          Chairman of the Board and
                                          Chief Executive Officer



                                     By:  /s/ Marion O. Sandler     3/22/95
                                          Chairman of the Board and
                                          Chief Executive Officer



                                     By:  /s/ J. L. Helvey          3/22/95
                                          Group Senior Vice President and
                                          Chief Financial and
                                          Accounting Officer




Dated: March 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ Louis J. Galen         3/22/95    /s/ Kenneth T. Rosen       3/22/95
Louis J. Galen,                       Kenneth T. Rosen,
Director                              Director


/s/ Patricia A. King       3/22/95    /s/ Paul Sack              3/22/95
Patricia A. King,                     Paul Sack,
Director                              Director


                                      /s/ Herbert M. Sandler     3/22/95
William D. McKee,                     Herbert M. Sandler,
Director                              Director


/s/ Bernard A. Osher       3/22/95    /s/ Marion O. Sandler      3/22/95
Bernard A. Osher,                     Marion O. Sandler,
Director                              Director

                       INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F-1

Golden West Financial Corporation and Subsidiaries:
     Consolidated Statement of Financial Condition as of
       December 31, 1994, and 1993                                F-2
     Consolidated Statement of Net Earnings for the years
       ended December 31, 1994, 1993, and 1992                    F-3
     Consolidated Statement of Stockholders' Equity for the
       years ended December 31, 1994, 1993, and 1992              F-4
     Consolidated Statement of Cash Flows for the years
       ended December 31, 1994, 1993, and 1992                    F-5
     Notes to Consolidated Financial Statements                   F-6


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