Form 10-K/A
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-03-24
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K/A

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

  Exhibit 23(a) is amended as attached.

                                                                  EXHIBIT 23(a)



                            INDEPENDENT AUDITORS' CONSENT


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

          We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 2-66913 on Form S-8, Registration Statement No. 33-14833 on Form S-8, Registration Statement No. 33-29286 on Form S-3, Registration Statement No. 33-40572 on Form S-8, Registration Statement No. 33-48976 on Form S-3, and Registration Statement No. 33-57882 on Form S-3 of our report dated January 23, 1995 appearing in this Annual Report on Form 10-K of Golden West Financial Corporation for the year ended December 31, 1994.


Deloitte and Touche LLP
Oakland, California
March 22, 1995