Form 10-Q
period 1995-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-05-12
CIK 42293

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


For Quarter Ended March 31, 1995              Commission File Number 1-4629


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


Yes    X            No


     The number of shares outstanding of the registrant's common stock on April 30, 1995, was 58,604,405 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three months ended March 31, 1995, and 1994, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1995, are not necessarily indicative of the results for the full year.

                     Golden West Financial Corporation
               Consolidated Statement of Financial Condition
                                (Unaudited)
                              ($000s Omitted)


                                                                   March 31      March 31    December 31
                                                                     1995          1994          1994
                                                                 -----------   -----------   -----------
Assets:
Cash                                                             $   183,482   $   130,919   $   242,441
Securities available for sale                                      1,288,384     1,799,561     1,488,845
Other investments                                                  1,287,850       785,625       534,600
Mortgage-backed securities available for sale at fair value          317,430       966,085       323,339
Mortgage-backed securities held to maturity at cost                1,144,447       401,402       871,039
Loans receivable                                                  28,115,602    24,027,203    27,071,266
Interest earned but uncollected                                      229,406       177,257       202,456
Investment in capital stock of Federal Home Loan Banks--at
  cost, which approximates fair value                                350,792       328,663       332,940
Real estate held for sale or investment                               73,898        64,795        72,217
Prepaid expenses and other assets                                    222,017       169,189       206,478
Premises and equipment--at cost less accumulated depreciation        202,100       168,594       201,875
Goodwill arising from acquisitions                                   140,388       136,176       136,245
                                                                 -----------   -----------   -----------
                                                                 $33,555,796   $29,155,469   $31,683,741
                                                                 ===========   ===========   ===========

Liabilities and Stockholders' Equity:
Customer deposits                                                $20,226,662   $17,519,321   $19,219,389
Advances from Federal Home Loan Banks                              7,014,781     6,226,617     6,488,418
Securities sold under agreements to repurchase                       367,081       647,533       601,821
Medium-term notes                                                  1,863,668       676,709     1,164,079
Federal funds purchased                                                  -0-           -0-       250,000
Accounts payable and accrued expenses                                463,335       397,344       443,693
Taxes on income                                                      330,177       376,418       294,508
Subordinated notes--net of discount                                1,221,928     1,220,431     1,221,559
Stockholders' equity                                               2,068,164     2,091,096     2,000,274
                                                                 -----------   -----------   -----------
                                                                 $33,555,796   $29,155,469   $31,683,741
                                                                 ===========   ===========   ===========

                           Golden West Financial Corporation
                        Consolidated Statement of Net Earnings
                                    (Unaudited)
                       ($000s omitted except per share figures)


                                                         Three Months Ended March 31
                                                           1995                1994
                                                         --------            --------
  Interest Income:
    Interest on loans                                    $489,991            $398,052
    Interest on mortgage-backed securities                 25,565              28,273
    Interest and dividends on investments                  36,339              25,370
                                                         --------            --------
                                                          551,895             451,695
  Interest Expense:
    Interest on customer deposits                         235,905             165,367
    Interest on advances                                   94,404              58,890
    Interest on repurchase agreements                       6,480               6,939
    Interest on other borrowings                           48,675              31,605
                                                         --------            --------
                                                          385,464             262,801
                                                         --------            --------
      Net Interest Income                                 166,431             188,894
  Provision for loan losses                                14,779              16,492
                                                         --------            --------
      Net Interest Income after Provision for
        Loan Losses                                       151,652             172,402
  Non-Interest Income:
    Fees                                                    6,292               7,941
    Gain on the sale of securities and
      mortgage-backed securities                               18                   1
    Other                                                   4,702               3,482
                                                         --------            --------
                                                           11,012              11,424
  Non-Interest Expense:
    General and administrative:
      Personnel                                            36,520              35,981
      Occupancy                                            11,820              10,363
      Deposit insurance                                    10,661              10,060
      Advertising                                           2,628               2,435
      Other                                                16,755              13,998
                                                         --------            --------
                                                           78,384              72,837
    Amortization of goodwill arising
      from acquisitions                                       936                 578
                                                         --------            --------
                                                           79,320              73,415
                                                         --------            --------
  Earnings Before Taxes on Income                          83,344             110,411
    Taxes on income                                        32,411              45,115
                                                         --------            --------
  Net Earnings                                           $ 50,933            $ 65,296
                                                         ========            ========
  Net earnings per share                                 $    .87            $   1.02
                                                         ========            ========

                               Golden West Financial Corporation
                             Consolidated Statement of Cash Flows
                                          (Unaudited)
                                        ($000s Omitted)


                                                                Three Months Ended March 31
                                                                 1995                1994
                                                              -----------         -----------
Cash Flows From Operating Activities:
  Net earnings                                                $    50,933         $    65,296
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      14,779              16,492
    Amortization of loan fees and discounts                        (4,884)             (8,787)
    Depreciation and amortization                                   5,590               4,453
    Loans originated for sale                                      (2,553)            (67,903)
    Sales of loans originated for sale                              2,026             101,726
    (Increase) in interest earned but uncollected                 (26,950)             (2,177)
    Federal Home Loan Bank stock dividends                         (8,511)             (6,225)
    (Increase) in prepaid expenses and other assets                (9,973)            (57,058)
    Increase in accounts payable and accrued expenses              19,642              41,545
    Increase in taxes on income                                    20,032              26,109
    Other, net                                                    (10,911)             (4,739)
                                                              -----------         -----------
      Net cash provided by operating activities                    49,220             108,732

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (1,751,681)         (1,161,031)
    Real estate loans purchased                                   (28,369)               (109)
    Other, net                                                    (49,979)              2,369
                                                              -----------         -----------
                                                               (1,830,029)         (1,158,771)
  Real estate loan principal payments:
    Monthly payments                                              138,561             142,210
    Payoffs, net of foreclosures                                  263,607             721,913
    Refinances                                                     35,569              94,205
                                                              -----------         -----------
                                                                  437,737             958,328
  Purchases of mortgage-backed securities available for sale       (6,254)               (385)
  Purchases of mortgage-backed securities held to maturity         (1,171)               (109)
  Sales of mortgage-backed securities available for sale            6,396                  12
  Repayments of mortgage-backed securities                         25,079             132,818
  Proceeds from sales of real estate                               54,310              50,992
  Purchases of securities available for sale                     (440,773)         (1,120,600)
  Sales and maturities of securities available for sale           677,016             949,026
  (Increase) in other investments                                (753,250)           (247,525)
  Purchases of Federal Home Loan Bank stock                       (13,236)                -0-
  Redemptions of Federal Home Loan Bank stock                         150                 -0-
  Additions to premises and equipment                              (6,685)             (9,851)
                                                              -----------         -----------
    Net cash used in investing activities                      (1,850,710)           (446,065)

                               Golden West Financial Corporation
                       Consolidated Statement of Cash Flows (Continued)
                                          (Unaudited)
                                        ($000s Omitted)


                                                                  Three Months Ended March 31
                                                                    1995               1994
                                                                 ----------         ---------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                         $  819,518         $ (36,823)
    Interest credited                                               187,755           133,660
                                                                 ----------         ---------
                                                                  1,007,273            96,837

  Additions to Federal Home Loan Bank advances                      532,290            10,000
  Repayments of Federal Home Loan Bank advances                      (6,027)          (65,139)
  Increase (decrease) in securities sold under agreements
    to repurchase                                                  (234,740)          204,659
  Proceeds from medium-term notes                                   699,360               -0-
  Repayments of Federal Funds purchased                            (250,000)              -0-
  Dividends on common stock                                          (4,979)           (4,799)
  Purchase and retirement of Company stock                             (646)          (16,491)
                                                                 ----------         ---------
    Net cash provided by financing activities                     1,742,531           225,067
                                                                 ----------         ---------
Net Decrease in Cash                                                (58,959)         (112,266)
Cash at beginning of period                                         242,441           243,185
                                                                 ----------         ---------
Cash at end of period                                            $  183,482         $ 130,919
                                                                 ==========         =========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                     $  374,961         $ 269,350
    Income taxes                                                     11,406            19,005
  Cash received for interest and dividends                          524,945           449,518
  Noncash investing activities:
    Loans transferred to foreclosed real estate                      61,110            53,976
    Loans securitized into MBS                                      287,659               -0-

                               Golden West Financial Corporation
                        Consolidated Statement of Stockholders' Equity
                                          (Unaudited)
                           ($000s omitted except per share figures)


                                                                Three Months Ended March 31
                                                                  1995               1994
                                                               ----------         ----------
Common Stock:
  Balance at January 1                                         $    5,859         $    6,393
  Common stock issued upon exercise of stock options                    2                  9
  Common stock retired upon purchase of treasury stock                 (2)               (43)
                                                               ----------         ----------
  Balance at March 31                                               5,859              6,359
                                                               ----------         ----------
Paid-in Capital:
  Balance at January 1                                             45,689             40,899
  Common stock issued upon exercise of stock options                  256              1,321
                                                               ----------         ----------
  Balance at March 31                                              45,945             42,220
                                                               ----------         ----------
Retained Earnings:
  Balance at January 1                                          1,929,740          1,933,593
  Net earnings                                                     50,933             65,296
  Cash dividends on common stock                                   (4,979)            (4,799)
  Retirement of treasury stock                                       (644)           (16,448)
                                                               ----------         ----------
  Balance at March 31                                           1,975,050          1,977,642
                                                               ----------         ----------
Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                             18,986             84,719
  Change during period                                             22,324            (19,844)
                                                               ----------         ----------
  Balance at March 31                                              41,310             64,875
                                                               ----------         ----------
Total Stockholders' Equity at March 31                         $2,068,164         $2,091,096
                                                               ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1994, as well as certain material changes in results of operations during the three month periods ended March 31, 1995, and 1994, respectively.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1994 Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1994, and for the year then ended.
Therefore, only material changes in financial condition and results of operations are discussed herein.

     ACQUISITIONS AND DIVESTITURES

     During the first three months of 1995, the Company acquired a one-branch New Jersey savings bank with $48 million in deposits and sold seven Colorado branches with balances totaling $153 million.

                                    Golden West Financial Corporation
                                          Financial Highlights
                                               (Unaudited)
                                ($000s omitted except per share figures)

                                                                  March 31       March 31    December 31
                                                                    1995           1994          1994
                                                                -----------    -----------   -----------
Assets                                                          $33,555,796    $29,155,469   $31,683,741
Loans receivable                                                 28,115,602     24,027,203    27,071,266
Mortgage-backed securities                                        1,461,877      1,367,487     1,194,378
Customer deposits                                                20,226,662     17,519,321    19,219,389
Stockholders' equity                                              2,068,164      2,091,096     2,000,274
Stockholders' equity/total assets                                      6.16%          7.17%         6.31%
Book value per common share                                     $     35.30    $     32.88   $     34.14
Common shares outstanding                                        58,591,005     63,591,785    58,589,955
Yield on loan portfolio                                                7.33%          6.69%         6.91%
Yield on investments                                                   6.00%          4.25%         5.42%
Yield on earning assets                                                7.23%          6.47%         6.81%
Cost of deposits                                                       5.14%          3.79%         4.57%
Cost of borrowings                                                     6.26%          4.60%         5.85%
Cost of funds                                                          5.52%          4.06%         5.00%
Yield on earning assets less cost of funds                             1.71%          2.41%         1.81%
Ratio of nonperforming assets to total assets                          1.07%          1.49%         1.12%
Ratio of troubled debt restructured to total assets                     .20%(a)        .13%          .23%(a)
World Savings and Loan Association:
  Net worth                                                     $ 2,165,290    $ 2,216,190     2,090,555
  Net worth/total assets                                               6.66%          7.81%         6.74%
  Regulatory capital ratios:
    Tangible capital                                                   6.15%          7.38%         6.26%
    Core capital                                                       6.15%          7.75%         6.64%
    Risk-based capital                                                12.92%         15.79%        13.54%

                                                                Three Months Ended March 31
                                                                    1995           1994
                                                                -----------    -----------
New real estate loans originated                                $ 1,754,234    $ 1,228,934
Average yield on new real estate loans                                 7.11%          6.53%
Increase in customer deposits                                   $ 1,007,273    $    96,837
Net earnings                                                         50,933         65,296
Net earnings per share                                                  .87           1.02
Cash dividends on common stock                                         .085           .075
Average common shares outstanding                                58,586,488     63,934,636
Ratios:(b)
  Net earnings/average net worth                                      10.00%         12.49%
  Net earnings/average assets                                           .63%          0.91%
  Net interest income/average assets                                   2.05%          2.62%
  General and administrative expense/average assets                     .96%          1.01%

(a) Included in TDR ratio is 0.06% or $20 million and 0.07% or $22 million related to the January 1994 Southern California earthquake, as of March 31, 1995, and December 31, 1994, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each month end balance during the quarter and dividing by four.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1995, and 1994, and December 31, 1994. The reader is referred to page 46 of the Company's 1994 Form 10-K for similar information for the years 1991 through 1994 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                  TABLE 1

                   Consolidated Condensed Balance Sheet

                                               March 31
                                          ------------------   December 31
                                           1995        1994       1994
                                          ------      ------   -----------
Assets:
  Cash and investments                      8.2%        9.3%          7.2%
  Mortgage-backed securities                4.4         4.7           3.8
  Loans receivable                         83.8        82.4          85.4
  Other assets                              3.6         3.6           3.6
                                          -----       -----         -----
                                          100.0%      100.0%        100.0%
                                          =====       =====         =====
Liabilities and Stockholders' Equity:
  Customer deposits                        60.3%       60.1%         60.7%
  Federal Home Loan Bank advances          20.9        21.4          20.5
  Securities sold under agreements
    to repurchase                           1.1         2.2           1.9
  Medium-term notes                         5.5         2.3           3.7
  Other liabilities                         2.4         2.6           3.1
  Subordinated debt                         3.6         4.2           3.8
  Stockholders' equity                      6.2         7.2           6.3
                                          -----       -----         -----
                                          100.0%      100.0%        100.0%
                                          =====       =====         =====

     As the above table shows, customer deposits represent the majority of the Company's liabilities. On the other side of the balance sheet, the loan portfolio, which consists primarily of long-term mortgages, is the largest asset component. The disparity between the repricing (maturity or interest rate change) of deposits and other liabilities and the repricing of mortgage loans can affect the Company's liquidity and can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the gap. The gap table on the following page shows that, as of March 31, 1995, the Company's assets are scheduled to reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index
(COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable-rate mortgages. Consequently, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

                                              TABLE 2

              Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                                   Repricing Gaps, and Gap Ratio
                                       (Dollars in Millions)

                                                              March 31, 1995
                                                          Projected Repricing(a)
                                          ------------------------------------------------------
                                           0 - 3       4 - 12      1 - 5      Over 5
                                           Months      Months      Years      Years       Total
                                          -------     -------     -------     ------     -------
Interest-Earning Assets:
  Investments                             $ 1,753     $   138     $   635     $   50     $ 2,576
  Mortgage-backed securities                  387          72         345        658       1,462
  Loans receivable:
    Rate-sensitive                         22,519       2,116         283        -0-      24,918
    Fixed-rate                                 54         178         941      1,804       2,977
  Other(b)                                    441         -0-         -0-        -0-         441
  Impact of hedging                           981          15        (316)      (680)        -0-
                                          -------     -------     -------     ------     -------
  Total                                   $26,135     $ 2,519     $ 1,888     $1,832     $32,374
                                          =======     =======     =======     ======     =======
Interest-Bearing Liabilities(c):
  Customer deposits                       $ 6,520     $ 9,347     $ 4,235     $  125     $20,227
  FHLB advances                             5,782         592         536        105       7,015
  Other borrowings                          1,317         507         919        709       3,452
  Impact of hedging                         4,167      (2,285)     (1,913)        31         -0-
                                          -------     -------     -------     ------     -------
  Total                                   $17,786     $ 8,161     $ 3,777     $  970     $30,694
                                          =======     =======     =======     ======     =======
  Repricing gap                           $ 8,349     $(5,642)    $(1,889)    $  862
                                          =======     =======     =======     ======
  Cumulative gap                          $ 8,349     $ 2,707     $   818     $1,680
                                          =======     =======     =======     ======
  Cumulative gap as a percentage of
    total assets                            24.9%        8.1%        2.4%
                                          =======     =======     =======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)  Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended March 31, 1995, and 1994, and December 31, 1994, World's average regulatory liquidity ratio was 7%, 8%, and 7%, respectively, consistently exceeding the requirement.

     At March 31, 1995, and 1994, and December 31, 1994, the Company had no securities held to maturity or for trading. At March 31, 1995, and 1994, and December 31, 1994, the Company had securities available for sale in the amount of $1.3 billion, $1.8 billion, and $1.5 billion, respectively, and unrealized gains on securities available for sale of $57 million, $59 million, and $23 million, respectively. For the impact on stockholders' equity, see page 22.

     Included in the securities available for sale at March 31, 1995, and 1994, and December 31, 1994, were collateralized mortgage obligations
(CMOs) in the amount of $620 million, $727 million, and $668 million,
respectively.   The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At March 31, 1995, the majority of the Company's CMOs are fixed rate and had remaining terms to maturity of five years or less and qualified for inclusion in the regulatory liquidity measurement.

     MORTGAGE-BACKED SECURITIES

     During the first three months of 1995, the Company securitized
$288 million of adjustable-rate mortgages (ARMs) into FNMA mortgage-backed securities (MBS), to be used as collateral for borrowings. These securities are with full recourse to the Company. The Company does not intend to sell and has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

     MBS held to maturity at March 31, 1995, and 1994, and December 31, 1994, are $1.1 billion, $401 million, and $871 million, respectively. MBS available for sale at March 31, 1995, and 1994, and December 31, 1994, are $317 million, $966 million, and $323 million, respectively. Unrealized gains on MBS available for sale at March 31, 1995, and 1994, and December 31, 1994, are $12 million, $52 million, and $6 million, respectively.

     Repayments of MBS during the first quarter of 1995 were $25 million compared to $133 million in the same period of 1994. The portion of the Company's loans receivable represented by MBS was 5%, 5%, and 4% at March 31, 1995, and 1994, and December 31, 1994, respectively.

     The mortgage-backed securities held are primarily fixed-rate pass-through obligations and are subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on this type of mortgage-backed security tends to decrease because of lower prepayments on the underlying mortgages, as exhibited in the reduction of repayments between 1995 and 1994.

     LOAN PORTFOLIO

          LOAN VOLUME

     New loan originations for the quarter ended March 31, 1995, amounted to $1.8 billion compared to $1.2 billion for the same period in 1994. The higher rate environment in 1995 stimulated consumer interest in ARMs, which during the quarter were more attractively priced than traditional fixed-rate loans. The increased customer preference for adjustable rate instruments combined with the Company's expanded loan origination staff contributed to the 43% increase in 1995's first quarter originations as compared to the previous year. Refinanced loans constituted 31% of new loan originations for the quarter ended March 31, 1995, compared to 59% for the quarter ended March 31, 1994.

     Although the Company has lending operations in 22 states, the primary source of mortgage origination continues to be loans secured by residential property in California. For the three months ended March 31, 1995, 56% of total loan originations were on residential properties in California compared to 70% for the same period in 1994. Although California originations continue to be a large portion of total originations, the decrease in 1995 as compared to 1994 was due to increased activity by the Company in markets outside California. The next largest state for originations was Texas, with 7% of the total loan originations for the first quarter of 1995. The percentage of the total loan portfolio that is comprised of residential loans in California was 76% at March 31, 1995, compared to 81% at March 31, 1994, and 77% at December 31, 1994.

     The tables on the following two pages show the Company's loan portfolio by state at March 31, 1995, and 1994.

                                         TABLE 3

                                 Loan Portfolio by State
                                     March 31, 1995
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                                Loans as
                ------------------------                Real                        Total        a % of
   State           1 - 4          5+         Land      Estate     Construction     Loans(a)    Portfolio
- - ------------    -----------   ----------    ------   ----------   ------------   -----------   ---------
California      $18,343,951   $3,325,576    $  285    $ 81,498        $  -0-     $21,751,310     76.06%
Colorado            744,991      174,638       -0-       8,232           -0-         927,861      3.24
Illinois            699,054      169,795       -0-       2,858           -0-         871,707      3.05
New Jersey          750,080          -0-       -0-       8,692         4,746         763,518      2.67
Texas               631,731       33,692       600       1,748           -0-         667,771      2.33
Washington          316,778      273,369       -0-         810           -0-         590,957      2.07
Florida             519,118          -0-       295       1,771           -0-         521,184      1.82
Virginia            377,709          691       -0-       1,681           -0-         380,081      1.33
Arizona             328,826       40,235       -0-       1,787           -0-         370,848      1.30
Pennsylvania        311,058          -0-       -0-       4,676           -0-         315,734      1.10
Connecticut         275,478          -0-       -0-         -0-           -0-         275,478      0.96
Maryland            245,392          -0-       -0-         633           -0-         246,025      0.86
Oregon              161,027        8,199       -0-       3,879           -0-         173,105      0.61
Nevada              138,099        1,298       -0-         -0-           -0-         139,397      0.49
Kansas              126,637        5,303       -0-         222           -0-         132,162      0.46
Utah                 72,181           69       -0-       2,126           -0-          74,376      0.26
Missouri             61,673        8,238       -0-          77           -0-          69,988      0.24
New York             56,500          -0-       -0-         -0-           -0-          56,500      0.20
Georgia              47,787          -0-       -0-       2,351           -0-          50,138      0.18
Wisconsin            38,595        3,956       -0-         -0-           -0-          42,551      0.15
Minnesota            42,115          -0-       -0-         -0-           -0-          42,115      0.15
Ohio                 28,731        2,708       465       5,862           -0-          37,766      0.13
Washington D.C.      27,806          -0-       -0-         -0-           -0-          27,806      0.10
New Mexico           18,094          -0-       -0-         -0-           -0-          18,094      0.06
Delaware             14,104          -0-       -0-         -0-           -0-          14,104      0.05
North Carolina        9,287          396       -0-       3,097           -0-          12,780      0.04
Idaho                 9,369          -0-       -0-         -0-           -0-           9,369      0.03
Other                11,424           39       -0-       5,096           -0-          16,559      0.06
                -----------   ----------    ------    --------        ------     -----------    ------
  Totals        $24,407,595   $4,048,202    $1,645    $137,096        $4,746      28,599,284    100.00%
                ===========   ==========    ======    ========        ======                    ======
FAS 91 deferred loan fees                                                            (89,066)
Loan discount on purchased loans                                                      (7,236)
Undisbursed loan funds                                                                (4,450)
Allowance for loan losses                                                           (128,221)
LTF interest reserve                                                                    (775)
TDR interest reserve                                                                  (6,063)
Loans on customer deposits                                                            32,580
Consumer loans                                                                         7,208
                                                                                 -----------
  Total loan portfolio and loans securitized into FNMA MBS with recourse         $28,403,261
                                                                                 ===========
Loans securitized for FNMA with recourse                                            (287,659)(b)
                                                                                 -----------
  Total loan portfolio                                                           $28,115,602
                                                                                 ===========

(a)  The Company has no commercial loans.
(b) Loans amounting to $288 million have been securitized with full recourse into FNMA MBS for the sole purpose of providing collateral for borrowings. These loans have been included in this schedule by state.

                                         TABLE 4

                                 Loan Portfolio by State
                                     March 31, 1994
                                     ($000s Omitted)

                       Residential
                       Real Estate                   Commercial                  Loans as
                ------------------------                Real         Total        a % of
   State           1 - 4          5+         Land      Estate       Loans(a)    Portfolio
- - ------------    -----------   ----------    ------   ----------   -----------   ---------
California      $16,352,122   $3,275,926    $  301    $ 86,024    $19,714,373     81.38%
Colorado            571,205      127,183       -0-       8,768        707,156      2.92
Illinois            435,400      144,526       -0-       5,167        585,093      2.42
New Jersey          533,170           40       -0-         165        533,375      2.20
Washington          221,688      223,613       -0-         837        446,138      1.84
Florida             320,076          -0-       393       2,372        322,841      1.33
Texas               275,161        2,732       612       1,835        280,340      1.16
Virginia            253,677          887       -0-       1,789        256,353      1.06
Arizona             185,775        4,297       -0-       1,866        191,938      0.79
Connecticut         184,135          -0-       -0-         -0-        184,135      0.76
Pennsylvania        152,926          -0-       -0-       9,183        162,109      0.67
Oregon              120,255        8,032       -0-       4,049        132,336      0.55
Maryland            130,711          -0-       -0-         675        131,386      0.54
Kansas              122,686        5,396       -0-         235        128,317      0.53
Nevada               94,118        1,386       -0-         -0-         95,504      0.39
Missouri             60,527        8,982       -0-          79         69,588      0.29
New York             64,900          173       -0-         648         65,721      0.27
Georgia              55,718          -0-       -0-       2,678         58,396      0.24
Ohio                 38,372        3,785     1,054       7,169         50,380      0.21
Utah                 40,822          139       -0-       2,297         43,258      0.18
Wisconsin             5,152        3,773       -0-         -0-          8,925      0.04
New Mexico            3,563          -0-       -0-         -0-          3,563      0.02
Idaho                   793          -0-       -0-         -0-            793      0.00
Delaware                231          -0-       -0-         -0-            231      0.00
Other                39,510          543       -0-      11,622         51,675      0.21
                -----------   ----------    ------    --------    -----------    ------
  Totals        $20,262,693   $3,811,413    $2,360    $147,458     24,223,924    100.00%
                ===========   ==========    ======    ========                   ======
FAS 91 deferred loan fees                                            (100,948)
Loan discount on purchased loans                                       (7,909)
Undisbursed loan funds                                                 (2,957)
Allowance for loan losses                                            (113,497)
LTF interest reserve                                                     (852)
TDR interest reserve                                                   (1,341)
Loans on customer deposits                                             30,783
                                                                  -----------
  Total loan portfolio                                            $24,027,203
                                                                  ===========

(a)  The Company has no commercial loans.

     The Company continues to emphasize ARMs--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 91% at March 31, 1995, compared to 87% at March 31, 1994, and 89% at December 31, 1994. While rates on fixed-rate mortgages rose significantly during 1994, lower rates on ARM loans made adjustable instruments more attractive in the marketplace. The Company's ARM originations constituted approximately 99% of new mortgage loans made by the Company in the first quarter of 1995 compared to 78% in the first three months of 1994.

     The weighted average maximum lifetime cap rate on the Company's ARM portfolio was 13.25%, or 6.07% above the actual weighted average rate, at March 31, 1995, versus 13.74%, or 7.43% above the weighted average rate, at March 31, 1994.

     Approximately $5.0 billion of the Company's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of March 31, 1995, $762.0 million of these loans were at their rate floors. The weighted average floor rate on these loans was 7.74% at March 31, 1995. Without the floor, the average yield on these loans would have been 7.09%.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the first quarter of 1995 were $438 million compared to $958 million in the same period of 1994. The decrease in loan repayments was primarily due to lower mortgage payoffs and lower refinances within our loan portfolio, as previously discussed.

          NONPERFORMING ASSETS

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans.

     The table on the following page shows the components of the Company's nonperforming assets and the ratio of nonperforming assets to total assets at March 31, 1995, and 1994, and December 31, 1994.

                                  TABLE 5

                           Nonperforming Assets
                              ($000s Omitted)

                                          March 31
                                  ------------------------      December 31
                                    1995            1994           1994
                                  --------        --------      -----------
Non-accrual loans                 $286,230        $371,260         $284,103
Real estate acquired
  through foreclosure, net          71,708          60,643           70,981
Real estate in judgement             1,350           1,764              390
                                  --------        --------         --------
Total nonperforming assets        $359,288        $433,667         $355,474
                                  ========        ========         ========
Ratio of nonperforming
  assets to total assets             1.07%           1.49%            1.12%
                                  ========        ========         ========

     The strengthening California economy has favorably impacted the Company's NPA ratios during the past year. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans in the first quarter of 1995 amounted to $5 million compared to $6 million in the same period of 1994.

     The tables on the following two pages show the Company's nonperforming assets by state at March 31, 1995, and 1994.

                                                       TABLE 6

                                            Nonperforming Assets by State
                                                   March 31, 1995
                                                   ($000s Omitted)

                             Non-Accrual Loans(a)
                --------------------------------------------
                   Residential                                       Real Estate Owned
                   Real Estate                                ------------------------------              NPAs as
                -----------------   Commercial                  Residential       Commercial    Total       a % of
   State           1-4       5+    Real Estate  Construction    1-4       5+     Real Estate     NPAs     Loans(b)
- - ------------    --------  -------  -----------  ------------  -------  -------   -----------   --------   --------
California      $238,864  $ 8,604     $309          $-0-      $58,270  $ 9,592     $3,716      $319,355    1.47%
Colorado           1,244      177      -0-           -0-          231       27        -0-         1,679    0.18
Illinois           3,274      -0-      -0-           -0-          103      714        -0-         4,091    0.47
New Jersey        10,062      -0-        5           525          776      -0-        -0-        11,368    1.49
Texas              2,176      -0-      -0-           -0-           21      -0-        -0-         2,197    0.33
Washington           976      -0-      -0-           -0-          -0-      -0-        -0-           976    0.17
Florida            2,323      -0-       36           -0-          535      -0-        -0-         2,894    0.56
Virginia           2,169      -0-      -0-           -0-          186      -0-        -0-         2,355    0.62
Arizona            1,290      -0-      -0-           -0-           39      -0-        -0-         1,329    0.36
Pennsylvania       2,605      -0-      -0-           -0-           67      -0-        -0-         2,672    0.85
Connecticut        4,080      -0-      -0-           -0-         (219)     -0-        -0-         3,861    1.40
Maryland             280      -0-      -0-           -0-          187      -0-        -0-           467    0.19
Oregon               478      -0-      -0-           -0-          -0-      -0-        -0-           478    0.28
Nevada               614      -0-      -0-           -0-          -0-      -0-        -0-           614    0.44
Kansas               458       40      -0-           -0-          121      -0-        -0-           619    0.47
Utah                 123      -0-      -0-           -0-          -0-      -0-        -0-           123    0.17
Missouri             664       69      -0-           -0-          -0-      -0-        -0-           733    1.05
New York           3,300      -0-      -0-           -0-          440      -0-        -0-         3,740    6.62
Georgia            1,067      -0-      -0-           -0-          -0-      -0-        -0-         1,067    2.13
Wisconsin            -0-      -0-      -0-           -0-          -0-      -0-        -0-           -0-    0.00
Minnesota            -0-      -0-      -0-           -0-          -0-      -0-        -0-           -0-    0.00
Ohio                  22      -0-      211           -0-           36      239        -0-           508    1.35
Washington D.C.      -0-      -0-      -0-           -0-          -0-      -0-        -0-           -0-    0.00
New Mexico             1      -0-      -0-           -0-          -0-      -0-        -0-             1    0.01
Delaware             -0-      -0-      -0-           -0-          -0-      -0-        -0-           -0-    0.00
North Carolina        82      -0-      -0-           -0-          -0-      -0-        -0-            82    0.64
Idaho                -0-      -0-      -0-           -0-          -0-      -0-        -0-           -0-    0.00
Other                102      -0-      -0-           -0-            6      -0-        -0-           108    0.65
                --------  -------     ----          ----      -------  -------     ------      --------   -----
  Totals        $276,254  $ 8,890     $561          $525      $60,799  $10,572     $3,716       361,317    1.26
                ========  =======     ====          ====      =======  =======     ======
REO general valuation allowance                                                                  (2,029)  (0.00)
                                                                                               --------   -----
                                                                                               $359,288    1.26%
                                                                                               ========   =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $288 million have been securitized with full recourse into FNMA MBS for the sole purpose of providing collateral for borrowings. Nonperforming loans related to this MBS have been included in this schedule by state.

                                                TABLE 7

                                     Nonperforming Assets by State
                                            March 31, 1994
                                            ($000s Omitted)

                      Non-Accrual Loans(a)
                ------------------------------         Real Estate Owned
                   Residential                  -------------------------------            NPAs as
                   Real Estate      Commercial    Residential        Commercial   Total     a % of
   State           1-4       5+    Real Estate    1-4       5+      Real Estate    NPAs     Loans
- - ------------    --------  -------  -----------  -------   ------    -----------  --------  -------
California      $300,750  $23,780     $508      $46,135   $8,016      $4,566     $383,755   1.94%
Colorado           1,397      325      -0-          262      842         261        3,087   0.44
Illinois           3,024      628      -0-          218      -0-         -0-        3,870   0.66
New Jersey        13,988      -0-        3          647      -0-         -0-       14,638   2.74
Washington           553      -0-      -0-          -0-      -0-         -0-          553   0.12
Florida            3,951      -0-      314        1,079      -0-         -0-        5,344   1.66
Texas              1,600      -0-      -0-          160      -0-         -0-        1,760   0.63
Virginia             800      -0-      -0-          320      -0-         -0-        1,120   0.44
Arizona            1,277      -0-      -0-          115      -0-         -0-        1,392   0.73
Connecticut        4,732      -0-      -0-          566      -0-         -0-        5,298   2.88
Pennsylvania       1,932      -0-      -0-          -0-      -0-         -0-        1,932   1.19
Oregon               392      -0-      -0-          -0-      -0-         -0-          392   0.30
Maryland           1,792      -0-      -0-          -0-      -0-         -0-        1,792   1.36
Kansas               898       40      -0-          278      -0-         -0-        1,216   0.95
Nevada               469      -0-      -0-          -0-      -0-         -0-          469   0.49
Missouri             427      375      -0-           19      -0-         -0-          821   1.18
New York           4,687      -0-      -0-          533      -0-         -0-        5,220   7.94
Georgia            1,923      -0-      -0-          140      -0-         -0-        2,063   3.53
Ohio                   7      -0-       58          -0-      -0-          80          145   0.29
Utah                 156      -0-      -0-          -0-      -0-         -0-          156   0.36
Wisconsin              2      -0-      -0-          -0-      -0-         -0-            2   0.02
New Mexico            18      -0-      -0-          -0-      -0-         -0-           18   0.50
Idaho                -0-      -0-      -0-          -0-      -0-         -0-          -0-   0.00
Delaware             -0-      -0-      -0-          -0-      -0-         -0-          -0-   0.00
Other                453      -0-      -0-          -0-      -0-         -0-          453   0.96
                --------  -------     ----      -------   ------      ------     --------  -----
  Totals        $345,228  $25,148     $883      $50,472   $8,858      $4,907      435,496   1.80
                ========  =======     ====      =======   ======      ======
REO general valuation allowance                                                    (1,829) (0.01)
                                                                                 --------  -----
                                                                                 $433,667   1.79%
                                                                                 ========  =====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

     The Company's troubled debt restructured (TDRs) were $68 million or 0.20% of assets at March 31, 1995, compared to $38 million or 0.13% of assets at March 31, 1994, and $73 million or 0.23% of assets at
December 31, 1994. At March 31, 1995, and December 31, 1994, respectively, $20 million or 0.06% and $22 million or 0.07% of TDRs were related to the January 1994 Southern California earthquake. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to
customers negatively impacted by  adverse economic conditions.   Interest
foregone on TDRs amounted to $481 thousand for the three months ended
March 31, 1995, compared to $120 thousand for the quarter ended
March 31, 1994.

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

     The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1995, and 1994.

                                  TABLE 8

                 Changes in the Allowance for Loan Losses
                              ($000s Omitted)

                                                       Three Months Ended
                                                            March 31
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
Beginning allowance for loan losses                  $124,003     $106,698
Provision charged to expense                           14,779       16,492
Less loans charged off                                (11,429)      (9,954)
Add recoveries                                            868          261
                                                     --------     --------
Ending allowance for loan losses                     $128,221     $113,497
                                                     ========     ========
Ratio of net chargeoffs to average loans
  outstanding (excluding MBS without recourse)          0.15%        0.16%
                                                     ========      =======
Ratio of allowance for loan losses to
  nonperforming assets                                  35.7%        26.2%
                                                     ========      =======

     The Company has provided for any known losses related to the January 1994 Southern California earthquake. The March 31, 1995, reserve for loan losses included $4 million in loss reserves specifically identified for earthquake losses.

     CUSTOMER DEPOSITS

     Customer deposits increased during the first quarter of 1995 by $1.1 billion, including interest credited of $188 million, excluding the effect of the sale of seven Colorado branches with balances totaling
$153 million and the acquisition of a one-branch New Jersey savings institution with $48 million in deposits. In the first three months of 1994, customer deposits increased by $97 million, including interest credited of $134 million. The net increase of customer deposits during the first three months of 1995 as compared to the same period for 1994 resulted primarily from higher rates offered on insured accounts.

     The table below shows the Company's customer deposits by interest rate and by remaining maturity at March 31, 1995, and 1994.

                                  TABLE 9

                             Customer Deposits
                           (Dollars in millions)

                                           1995                 1994
                                     -----------------    -----------------
                                      Rate*    Amount      Rate*    Amount
                                     -----------------    -----------------
Customer deposits by interest rate:
Interest-bearing checking
  accounts                            1.33%    $   708     1.27%    $   740
Passbook accounts                     2.29         611     2.08         642
Money market deposit accounts         3.11       1,559     3.06       2,386
Term certificate accounts with
  original maturities of:
    4 weeks to 1 year                 5.55       6,639     3.15       3,928
    1 to 2 years                      4.96       5,183     3.81       4,681
    2 to 3 years                      5.26       2,184     4.49       1,772
    3 to 4 years                      5.33         822     5.99       1,138
    4 years and over                  6.31       2,105     5.36       2,071
Retail jumbo CDs                      6.02         409     4.56         144
All other                             7.74           7     7.78          17
                                               -------              -------
                                               $20,227              $17,519
                                               =======              =======

Customer deposits by remaining maturity:
No contractual maturity                        $ 2,878              $ 3,768
Maturity within one year:
  2nd quarter                                    3,643                3,805
  3rd quarter                                    4,815                2,737
  4th quarter                                    2,751                1,485
  1st quarter                                    1,780                1,259
                                               -------               ------
                                                12,989                9,286

1 to 2 years                                     2,197                2,463
2 to 3 years                                     1,171                  482
3 to 4 years                                       257                  807
4 years and over                                   735                  713
                                               -------              -------
                                               $20,227              $17,519
                                               =======              =======

*Weighted average interest rate, including the effect of hedging transactions.


     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from the Federal Home Loan Banks (FHLB), also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $7.0 billion at March 31, 1995, compared to $6.2 billion and $6.5 billion at March 31, 1994, and December 31, 1994, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to take advantage of arbitrage investment opportunities and to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, as well as large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $367 million, $648 million, and $602 million at March 31, 1995, and 1994, and December 31, 1994, respectively.

     OTHER BORROWINGS

     The Company currently has on file a registration statement with the Securities and Exchange Commission for the sale of up to $100 million of subordinated debt securities. The Company had issued a total of $1.0 billion of subordinated debt at March 31, 1995. As of March 31, 1995, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes. At
March 31, 1995, $2.0 billion was available for issuance. World had medium-term notes outstanding with principal amounts of $1.9 billion at March 31, 1995, compared to $677 million at March 31, 1994, and
$1.2 billion at December 31, 1994, under prior registrations. As of March 31, 1995, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes. At March 31, 1995, $300 million was available for issuance. As of March 31, 1995, World had issued a total of $200 million of subordinated notes, which are rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased during the first quarter of 1995 as a result of earnings and an increase in the market values of securities available for sale. Unrealized gains on securities and MBS available for sale included in stockholders' equity at March 31, 1995, and 1994, and December 31, 1994, were $40 million, $65 million, and
$17 million, respectively. Also included in stockholders' equity at March 31, 1995, and 1994, and December 31, 1994, were unrealized gains on MBS transferred to held to maturity of $1 million, $-0-, and $2 million, respectively.

     The Company's Board of Directors previously authorized the purchase by the Company up to a total of 6.3 million shares of Golden West's common stock. As of March 31, 1995, 5.8 million shares had been repurchased and retired at a cost of $224.1 million since inception of program, of which 18 thousand shares were purchased and retired at a cost of $646 thousand during the first quarter of 1995. At March 31, 1995, the total remaining shares authorized for repurchase was 505 thousand shares. If the Company were to complete the program at March 31, 1995, with a market price of $38.25 per share, the remaining authorized but unacquired shares would require $19 million to repurchase. The repurchase of Company stock is not intended to have a material impact on the normal liquidity of the Company.

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

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table below shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1995, and 1994.

                                 TABLE 10

                    World Savings and Loan Association
                         Regulatory Capital Ratios
                        Under Current Requirements
                              ($000s Omitted)

                                      1995                                          1994
                   -----------------------------------------     -----------------------------------------
                          ACTUAL               REQUIRED                 ACTUAL               REQUIRED
                   -------------------    ------------------     -------------------    ------------------
                     Capital     Ratio      Capital    Ratio       Capital     Ratio      Capital    Ratio
                   ----------   ------    ----------   -----     ----------   ------    ----------   -----
     Tangible      $1,987,529    6.15%    $  484,825   1.50%     $2,083,093    7.38%    $  423,482   1.50%
     Core           1,987,529    6.15        969,649   3.00       2,188,964    7.75        846,965   3.00
     Risk-based     2,297,336   12.92      1,422,710   8.00       2,485,765   15.79      1,259,556   8.00

     World Savings paid a total of $275 million in dividends to the Company in the fourth quarter of 1994. The main purpose for the dividends was to fund the Company's stock repurchase program.

     The table below shows a reconciliation of World's equity capital to regulatory capital at March 31, 1995.

                                 TABLE 11

          Reconciliation of Equity Capital to Regulatory Capital
                              ($000s Omitted)

                                                                           Core/        Tier 1       Total
                                   Equity      Tangible    Tangible      Leverage    Risk-Based   Risk-Based
                                  Capital       Capital     Equity        Capital      Capital      Capital
                                -----------  -----------  -----------   -----------  -----------  -----------
Common stock                    $       150
Paid-in surplus                     233,441
Retained earnings                 1,886,486
Unrealized gains on
  securities available for sale      45,213
                                -----------
Equity capital                  $ 2,165,290  $ 2,165,290  $ 2,165,290   $ 2,165,290  $ 2,165,290  $ 2,165,290
                                ===========
Positive goodwill                               (215,622)    (215,622)     (215,622)    (215,622)    (215,622)
Negative goodwill                                 83,074       83,074        83,074       83,074       83,074
Gain on securities available for sale            (45,213)     (45,213)      (45,213)     (45,213)     (45,213)
Equity/other investments                                                                                 (704)
Subordinated debt                                                                                     199,141
General valuation allowances                                                                          111,370
                                             -----------  -----------   -----------  -----------  -----------
Regulatory capital                           $ 1,987,529  $ 1,987,529   $ 1,987,529  $ 1,987,529  $ 2,297,336
                                             ===========  ===========   ===========  ===========  ===========
Total assets                    $32,518,232
                                ===========
Adjusted total assets                        $32,321,646  $32,321,646   $32,321,646
                                             ===========  ===========   ===========
Risk-weighted assets                                                                 $17,783,872  $17,783,872
                                                                                     ===========  ===========
CAPITAL RATIO - ACTUAL                6.66%        6.15%        6.15%         6.15%       11.18%       12.92%
                                ===========  ===========  ===========   ===========  ===========  ===========
Regulatory Capital Standards:
  Well capitalized, equal to
    or greater than                                                           5.00%        6.00%       10.00%
                                                                        ===========  ===========  ===========
  Adequately capitalized,
    equal to or greater than                       1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Undercapitalized, less than                      1.50%                      4.00%        4.00%        8.00%
                                             ===========                ===========  ===========  ===========
  Significantly undercapital-
    ized, less than                                                           3.00%        3.00%        6.00%
                                                                        ===========  ===========  ===========
  Critically undercapitalized,
    equal to or less than                                       2.00%
                                                          ===========

     The table below compares World's regulatory capital to the well capitalized classification at March 31, 1995.

                                 TABLE 12

                    World Savings and Loan Association
      Regulatory Capital Compared to Well Capitalized Classification
                              ($000s Omitted)

                                    ACTUAL           WELL CAPITALIZED
                            -------------------    -------------------
                              Capital     Ratio      Capital     Ratio
                            ----------   ------    ----------   ------
     Leverage               $1,987,529    6.15%    $1,616,082    5.00%
     Tier 1 risk-based       1,987,529   11.18      1,067,032    6.00
     Total risk-based        2,297,336   12.92      1,778,387   10.00

     RESULTS OF OPERATIONS

          SPREADS

     An important determinant of the Company's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1995, and 1994, and December 31, 1994.

                                     TABLE 13

                             Yield on Earning Assets,
                        Cost of Funds, and Primary Spread,
                      Including Effect of Purchase Accounting

                                           March 31
                                     ---------------------      December 31
                                      1995           1994          1994
                                     ------         ------      -----------
Yield on loan portfolio               7.33%          6.69%            6.91%
Yield on investments                  6.00           4.25             5.42
                                      ----           ----             ----
Yield on earning assets               7.23           6.47             6.81
                                      ----           ----             ----
Cost of customer deposits             5.14           3.79             4.57
Cost of borrowings                    6.26           4.60             5.85
                                      ----           ----             ----
Cost of funds                         5.52           4.06             5.00
                                      ----           ----             ----
Primary spread                        1.71%          2.41%            1.81%
                                      ====           ====             ====

     The Company's primary spread is to some degree dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets. In the past year, interest rates rose, leading to an increase in the cost of the Company's liabilities during the first quarter of 1995 as compared to 1994. At the same time, however, the yield on the Company's major earning asset, the loan portfolio, increased more slowly because most of the Company's adjustable-rate mortgages are tied to COFI, which lags changes in market rates by several months. In addition, not all ARMs adjust each month. Consequently, at March 31, 1995, the Company's primary spread was lower than at both December 31, 1994, and March 31, 1994.

     The Company enters into selected derivative financial instruments as a part of its interest rate risk management strategy. The Company does not hold any derivative financial instruments for trading purposes. During 1995, virtually all derivative products were various types of interest rate swaps.

     Derivatives decreased net interest income by $9 million for the three months ended March 31, 1995, as compared to $10 million for the same period in 1994.

     The table below summarizes the unrealized gains and losses for derivative instruments at March 31, 1995, and 1994.

                                 TABLE 14

Supplemental Schedule of Unrealized Gains and Losses on Derivative Products
                              ($000s Omitted)

                                           March 31, 1995                          March 31, 1994
                                -------------------------------------   -------------------------------------
                                                             Net                                     Net
                                Unrealized   Unrealized   Unrealized    Unrealized   Unrealized   Unrealized
                                  Gains        Losses     Gain (Loss)     Gains        Losses     Gain (Loss)
                                ----------   ----------   -----------   ----------   ----------   -----------
Interest rate caps                $   265     $    -0-     $    265      $   -0-      $   (626)    $    (626)
Interest rate swaps                38,551      (63,509)     (24,958)      64,164       (90,045)      (25,881)
                                  -------     --------     --------      -------      --------     ---------
Total                             $38,816     $(63,509)    $(24,693)     $64,164      $(90,671)    $ (26,507)
                                  =======     ========     ========      =======      ========     =========

                                 TABLE 15

                      Schedule of Derivative Activity
                      (Notional Amounts in Millions)

                                                         Three Months Ended
                                                           March 31, 1995
                                         ---------------------------------------------------
                                         Receive      Pay               Forward     Interest
                                          Fixed      Fixed    Basis     Starting      Rate
                                          Swaps      Swaps    Swaps(a)   Swaps        Caps
                                         -------    ------    -----     --------    --------
Balance at December 31, 1994              $4,991    $2,225     $200      $ 135        $300

Additions                                    219       -0-       43        -0-         -0-
Maturities/amortization                     (150)     (175)     -0-        -0-         (20)
Terminations                                 -0-       -0-      -0-        -0-         -0-
Forward starting becoming effective          125       -0-      -0-       (125)        -0-
Other                                        -0-       -0-      -0-        -0-         -0-
                                          ------    ------     ----      -----        ----
Balance, March 31, 1995                   $5,185    $2,050     $243      $  10        $280
                                          ======    ======     ====      =====        ====

(a)  Receives based upon one index, pays based upon another index.


     The range of floating interest rates received on swap contracts in the first three months of 1995 was 5.13% to 7.02%, and the range of floating interest rates paid on swap contracts was 4.37% to 6.69%.

     The table below shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1995, and 1994, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                 TABLE 16

                    Selected Revenue and Expense Items
                     as Percentages of Total Revenues

                                                               1995   1994
                                                              ------ ------
Interest on loans                                              87.0%  85.9%
Interest on mortgage-backed securities                          4.5    6.1
Interest and dividends on investments                           6.5    5.5
                                                               ----   ----
                                                               98.0   97.5
Less:
  Interest on customer deposits                                41.9   35.7
  Interest on advances and other borrowings                    26.6   21.1
                                                               ----   ----
                                                               68.5   56.8

Net interest income                                            29.5   40.7
  Provision for loan losses                                     2.6    3.6
                                                               ----   ----
Net interest income after provision for
  loan losses                                                  26.9   37.1

Add:
  Fees                                                          1.1    1.7
  Gain on the sale of securities and
    mortgage-backed securities                                  0.0    0.0
  Other non-interest income                                     0.8    0.8
                                                               ----   ----
                                                                1.9    2.5
Less:
  General and administrative expenses                          13.9   15.7
  Amortization of goodwill                                      0.1    0.1
  Taxes on income                                               5.8    9.7
                                                               ----   ----
  Net earnings                                                  9.0%  14.1%
                                                               ====   ====

         INTEREST ON LOANS

     In the first quarter of 1995, interest on loans was higher than in the comparable 1994 period by $91.9 million or 23.1%. The increase in 1995 was due to a 49 basis point increase in the average portfolio yield and a $3.7 billion increase in the average portfolio balance.

          INTEREST ON MORTGAGE-BACKED SECURITIES

     In the first quarter of 1995, interest on mortgage-backed securities was lower than in the comparable 1994 period by $2.7 million or 9.6%. The decrease in 1995 was due primarily to a 28 basis point decrease in the average portfolio yield and a $86.7 million decrease in the average portfolio balance.

          INTEREST AND DIVIDENDS ON INVESTMENTS

     For the first three months of 1995, interest and dividends on investments was $10.9 million or 43.2% higher than for the same period in 1994. The increase was primarily due to a 180 basis point increase in the average portfolio yield as well as a $9.6 million increase in the average portfolio balance.

          INTEREST ON CUSTOMER DEPOSITS

     In the first quarter of 1995, interest on customer deposits increased by $70.5 million or 42.7% from the comparable period of 1994. The increase was primarily due to a 100 basis point increase in the average cost of deposits and a $2.3 billion increase in the average deposit balance.

          INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the first three months of 1995, interest on advances and other borrowings was $52.1 million or 53.5% higher than in the same period in 1994. The increase was primarily due to a 142 basis point increase in the average cost of these borrowings and a $1.5 billion increase in the average balance of these borrowings.

          PROVISION FOR LOAN LOSSES

     The provision for loan losses was $14.8 million for the three months ended March 31, 1995, compared to $16.5 million for the same period of 1994. The lower provision in 1995 reflected the slowly improving
California economy.

          GENERAL AND ADMINISTRATIVE EXPENSES

     For the first three months of 1995, general and administrative expenses (G & A) increased by $5.5 million or 7.6% from the comparable period in 1994. The primary reasons for the increase were the expansion of loan origination capacity, increased loan volume, growth in savings
deposits, and miscellaneous operating expenses.   G & A as a percentage of
average assets on an annualized basis was 0.96% for the first quarter of 1995 compared to 1.01% for the same period in 1994.

          TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     The corporate tax rate for the first quarter of 1995 was 38.9% comparable to 40.9% for the same period a year ago. The decrease in the first quarter 1995 tax rate is the result of tax benefits from the final settlement of prior year tax audits.

          LIQUIDITY AND CAPITAL RESOURCES

     World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at March 31, 1995, and 1994, and December 31, 1994, see the cash and investments section on page 10.

     The principal sources of funds for Golden West (the Parent) are dividends from World and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Golden West stock (see the stockholders' equity section on page 23), and general and administrative expenses. At March 31, 1995, and 1994, and
December 31, 1994, Golden West's total cash and investments amounted to $910 million, $964 million (including a $150 million short-term loan to World), and $938 million (including a $250 million short-term loan to World), respectively.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  May 2, 1995 - Annual Meeting.

                                                                         Broker
                                   For      Against  Withheld  Abstain  No Votes
                                ----------  -------  --------  -------  --------
(b)  Directors elected:

     Patricia A. King           51,586,775           222,774

     Marion O. Sandler          51,771,224            98,325

     Paul Sack                  51,711,206            98,343

(c)  Ratification of Auditors:

     Appointment of Deloitte &
     Touche, independent public
     accountants, for the
     fiscal year 1995           51,750,903   14,155             44,491

Other Directors continuing in office are:

Louis J. Galen, William D. McKee, Bernard A. Osher, Kenneth T. Rosen, and Herbert M. Sandler


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 - Statement of Computation of Earnings Per Share

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GOLDEN WEST FINANCIAL CORPORATION




Dated:  May 11, 1995.                     /s/  J. L. Helvey
                                          ---------------------------------
                                          J. L. Helvey
                                          Group Senior Vice President (duly
                                          authorized and principal
                                          financial officer)

                                 EXHIBIT 11

                      Golden West Financial Corporation

               Statement of Computation of Earnings Per Share
                  ($000s omitted except per share amounts)


                                                      Three Months Ended
                                                           March 31
                                                   ------------------------
                                                      1995          1994
                                                   -----------  -----------
Line 1:
  Average Number of Common
    Shares Outstanding                              58,586,488   63,934,636
                                                   ===========  ===========


Line 2:
  Net Earnings                                     $    50,933  $    65,296
                                                   ===========  ===========


Line 3:
  Earnings Per Common Share
    (Line 2 divided by Line 1)                           $ .87        $1.02
                                                         =====        =====