Form 10-Q
period 1995-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-08-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                                   FORM 10-Q
For Quarter Ended June 30, 1995                 Commission File Number 1-4629

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

Yes        X           No
      ----------            ----------

         The number of shares outstanding of the registrant's common stock on July 31, 1995, was 58,694,255 shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and six months ended June 30, 1995 and 1994, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the six months ended June 30, 1995, are not necessarily indicative of the results for the full year.


                       Golden West Financial Corporation
                 Consolidated Statement of Financial Condition
                                  (Unaudited)
                                ($000s Omitted)

                                                                        June 30            June 30         December 31
                                                                         1995                1994             1994
                                                                         ----                ----             ----
Assets:
  Cash                                                                 $    163,383       $    113,570       $   242,441
  Securities available for sale                                           1,436,905          1,791,087         1,488,845
  Other investments                                                         985,170            367,200           534,600
  MBS available for sale at fair value                                      309,201            764,197           323,339
  MBS held to maturity at cost without recourse                             841,947            506,134           871,039
  MBS held to maturity at cost with recourse                              1,364,111                -0-               -0-
  Loans receivable                                                       27,939,843         24,640,665        27,071,266
  Interest earned but uncollected                                           248,336            199,262           202,456
  Investment in capital stock of Federal Home Loan Banks--at cost,
      which approximates fair value                                         342,306            324,141           332,940
  Real estate held for sale or investment                                    68,350             63,307            72,217
  Prepaid expenses and other assets                                         238,464            188,009           206,478
  Premises and equipment--at cost less accumulated depreciation             202,437            178,022           201,875
  Goodwill arising from acquisitions                                        139,458            137,609           136,245
                                                                            -------            -------           -------
                                                                        $34,279,911        $29,273,203       $31,683,741
                                                                       ============        ===========       ==========

Liabilities and Stockholders' Equity:
  Customer deposits                                                     $20,738,155        $17,914,826       $19,219,389
  Advances from Federal Home Loan Banks                                   6,258,155          6,222,799         6,488,418
  Securities sold under agreements to repurchase                          1,171,686            380,396           601,821
  Medium-term notes                                                       1,863,947            664,028         1,164,079
  Federal funds purchased                                                       -0-                -0-           250,000
  Accounts payable and accrued expenses                                     435,388            423,615           443,693
  Taxes on income                                                           354,715            338,309           294,508
  Subordinated notes--net of discount                                     1,321,585          1,220,804         1,221,559
  Stockholders' equity                                                    2,136,280          2,108,426         2,000,274
                                                                          ---------          ---------         ---------
                                                                        $34,279,911        $29,273,203       $31,683,741
                                                                       ============        ===========     =============

                       Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                  (Unaudited)
                    ($000s omitted except per share figures)

                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30
                                                       -------------------           --------------------
                                                       1995           1994           1995            1994
                                                       ----           ----           ----            ----
Interest Income:
  Interest on loans                                   $527,221       $395,999      $1,017,212       $794,051
  Interest on mortgage-backed securities                37,939         26,144          63,504         54,417
  Interest and dividends on investments                 38,985         35,318          75,324         60,688
                                                        ------         ------          ------         ------
                                                       604,145        457,461       1,156,040        909,156
Interest Expense:
  Interest on customer deposits                        269,890        166,629         505,795        331,996
  Interest on advances                                  98,002         63,022         192,406        121,912
  Interest on repurchase agreements                      9,124         10,156          15,604         17,095
  Interest on other borrowings                          54,828         31,826         103,503         63,431
                                                        ------         ------         -------         ------
                                                       431,844        271,633         817,308        534,434
                                                       -------        -------         -------        -------
     Net Interest Income                               172,301        185,828         338,732        374,722
Provision for loan losses                               14,651         17,946          29,430         34,438
                                                        ------         ------         -------         ------
     Net Interest Income after Provision for
         for Loan Losses                               157,650        167,882         309,302        340,284
Non-Interest Income:
  Fees                                                   6,417          7,739          12,709         15,680
  Gain (loss) on the sale of securities and
         mortgage-backed securities                          4            (34)             22            (33)
  Other                                                  2,806          3,730           7,508          7,212
                                                         -----          -----           -----          -----
                                                         9,227         11,435          20,239         22,859

Non-Interest Expense:
  General and administrative:
     Personnel                                          37,697         35,937          74,217         71,918
     Occupancy                                          12,155         10,757          23,975         21,120
     Deposit insurance                                  10,899         10,061          21,560         20,121
     Advertising                                         2,826          2,800           5,454          5,235
     Other                                              14,567         14,145          31,322         28,143
                                                        ------         ------          ------         ------
                                                        78,144         73,700         156,528        146,537

  Amortization of goodwill arising from acquisitions       930            647           1,866          1,225
                                                        ------         ------         -------        -------
                                                        79,074         74,347         158,394        147,762
                                                        ------         ------         -------        -------

Earnings Before Taxes on Income                         87,803        104,970         171,147        215,381
     Taxes on income                                    34,242         43,027          66,653         88,142
                                                        ------         ------          ------         ------

Net Earnings                                          $ 53,561       $  61,943     $  104,494       $127,239

Net earnings per share                                $    .91       $     .98     $     1.78       $   2.00


                       Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                ($000s Omitted)

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30                        June 30
                                                                    -----------------              ----------------             --
                                                                 1995           1994            1995           1994
                                                                 ----           ----            ----           ----
Cash Flows From Operating Activities:
  Net earnings                                               $     53,591   $     61,943   $    104,494    $    127,239

  Adjustments to reconcile net earnings to net cash
       provided by
    operating activities:
    Provision for loan losses                                      14,651         17,946          29,430         34,438
    Amortization of loan fees and discounts                        (4,675)        (8,035)         (9,559)       (16,822)
    Depreciation and amortization                                   5,598          4,519          11,188          8,972
    Loans originated for sale                                      (7,933)       (16,584)        (10,486)       (84,487)
    Sales of loans originated for sale                              7,521         35,857           9,547        137,583
    (Increase) in interest earned but uncollected                 (18,930)       (22,005)        (45,880)       (24,182)
    Federal Home Loan Bank stock dividends                         (3,609)        (4,392)        (12,120)       (10,617)
    (Increase) in prepaid expenses and other assets               (17,274)       (17,681)        (27,247)       (74,739)
    Increase (decrease) in accounts payable and accrued           (27,947)        26,271          (8,305)        67,816
       expenses
    Increase (decrease) in taxes on income                         11,943        (28,749)         31,975         (2,640)
    Other, net                                                     (3,701)        (8,383)        (14,612)       (13,122)
                                                                   ------         ------         -------        -------
      Net cash provided by operating activities                     9,205         40,707          58,425        149,439

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (1,440,927)    (1,607,747)     (3,192,608)    (2,768,778)
    Real estate loans purchased                                    (1,076)          (755)        (29,445)          (864)
    Other, net                                                     (6,829)           449         (56,808)         2,818
                                                                ---------      ---------       ---------      ---------
                                                               (1,448,832)    (1,608,053)     (3,278,861)    (2,766,824)
  Real estate loan principal payments:
    Monthly payments                                              123,998        157,284         262,559        299,494
    Payoffs, net of foreclosures                                  330,768        660,701         594,375      1,382,614
    Refinances                                                     40,270        100,099          75,839        194,304
                                                                  -------        -------         -------      ---------
                                                                  495,036        918,084         932,773      1,876,412

  Purchases of mortgage-backed securities available for               -0-           (196)         (6,254)          (581)
       sale
  Purchases of mortgage-backed securities held to maturity            (10)       (20,246)         (1,181)       (20,355)
  Sales of mortgage-backed securities available for sale              -0-            119           6,396            131
  Repayments of mortgage-backed securities                         32,511         96,432          57,590        229,250
  Proceeds from sales of real estate                               46,949         54,868         101,259        105,860
  Purchases of securities available for sale                   (1,031,412)      (882,585)     (1,472,185)    (2,003,185)
  Sales and maturities of securities available for sale           913,058        890,881       1,590,074      1,839,907
  Decrease (increase) in other investments                        302,680        418,425        (450,570)       170,900
  Purchases of Federal Home Loan Bank stock                          (250)           -0-         (13,486)           -0-
  Redemptions of Federal Home Loan Bank stock                      12,500          7,775          12,650          7,775
  Additions to premises and equipment                              (5,189)       (13,387)        (11,874)       (23,238)
                                                                ---------        -------       ---------       --------
    Net cash used in investing activities                        (682,959)      (137,883)     (2,533,669)      (583,948)

                       Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                  (Unaudited)
                                ($000s Omitted)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30                      June 30
                                                                   -----------------             -----------------
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase in deposits, net                                    $293,734       $257,749     $1,113,252       $220,926
    Interest credited                                             217,759        137,756        405,514        271,416
                                                                  -------        -------        -------        -------
                                                                  511,493        395,505      1,518,766        492,342

  Additions to Federal Home Loan Bank advances                     17,800         13,000        550,090         23,000
  Repayments of Federal Home Loan Bank advances                  (774,540)       (16,883)      (780,567)       (82,022)
  Increase (decrease) in securities sold under
    agreements to repurchase                                      804,605       (267,137)       569,865        (62,478)
  Proceeds from medium-term notes                                     -0-            -0-        699,360            -0-
  Repayments of medium-term notes                                     -0-        (12,865)           -0-       (12,865)
  Repayments of Federal Funds purchased                               -0-            -0-       (250,000)           -0-
  Proceeds from subordinated debt                                  99,283            -0-         99,283            -0-
  Dividends on common stock                                        (4,986)        (4,752)        (9,965)        (9,551)
  Purchase and retirement of Company stock                            -0-        (27,041)          (646)       (43,532)
                                                                  -------        -------      ---------        -------
    Net cash provided by financing activities                     653,655         79,827      2,396,186        304,894
                                                                  -------         ------      ---------        -------
Net (Decrease) in Cash                                            (20,099)       (17,349)       (79,058)      (129,615)
Cash at beginning of period                                       183,482        130,919        242,441        243,185
                                                                  -------        -------        -------        -------
Cash at end of period                                            $163,383       $113,570     $  163,383       $113,570
                                                                 ========       ========     ==========       ========

Supplemental cash flow informaton:
  Cash paid for:
    Interest                                                   $  428,917       $270,841     $  803,878       $540,191
    Income taxes                                                   24,646         71,777         36,052         90,782
  Cash received for interest and dividends                        585,215        435,456      1,110,160        884,974
  Noncash investing activities:
    Loans transferred to foreclosed real estate                    45,110         60,719        106,220        114,155
    Loans securitized into MBS with recourse                    1,085,491            -0-      1,373,150            -0-

                                       Golden West Financial Corporation
                                 Consolidated Statement of Stockholders' Equity
                                                  (Unaudited)
                                    ($000s omitted except per share figures)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                    -----------------
                                                                                   1995           1994
                                                                                   ----           ----
         Common Stock:
           Balance at January 1                                                 $    5,859    $    6,393
           Common stock issued upon exercise of stock options                           12            13
           Common stock retired upon purchase of stock                                  (2)         (112)
                                                                                     -----         -----
           Balance at June 30                                                        5,869         6,294
                                                                                     -----         -----
         Paid-in Capital:
           Balance at January 1                                                     45,689        40,899
           Common stock issued upon exercise of stock options                        2,971         1,833
                                                                                    ------        ------
           Balance at June 30                                                       48,660        42,732
                                                                                    ------        ------
         Retained Earnings:
           Balance at January 1                                                  1,929,740     1,933,593
           Net earnings                                                            104,494       127,239
           Cash dividends on common stock                                           (9,965)       (9,551)
           Retirement of stock                                                        (644)      (43,420)
                                                                                 ---------     ---------
           Balance at June 30                                                    2,023,625     2,007,861
                                                                                 ---------     ---------
         Unrealized Gains on Securities Available for Sale:
           Balance at January 1                                                     18,986        84,719
           Change during period                                                     39,140       (33,180)
                                                                                    ------        ------
           Balance at June 30                                                       58,126        51,539
                                                                                ----------    ----------
         Total Stockholders' Equity at June 30                                  $2,136,280    $2,108,426
                                                                                ==========    ==========

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1994, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1995 and 1994, respectively.

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

                       Golden West Financial Corporation
                              Financial Highlights
                    ($000s omitted except per share figures)

                                                                   June 30        June 30       December 31
                                                                     1995           1994           1994
                                                                     ----           ----           ----
  Assets                                                         $ 34,279,911   $ 29,273,203   $  31,683,741
  Loans receivable                                                 27,939,843     24,640,665      27,071,266
  Mortgage-backed securities                                        2,515,259      1,270,331       1,194,378
  Customer deposits                                                20,738,155     17,914,826      19,219,389
  Stockholders' equity                                              2,136,280      2,108,426       2,000,274
  Stockholders' equity/total assets                                      6.23%          7.20%           6.31%
  Book value per common share                                          $36.40         $33.50          $34.14
  Common shares outstanding                                        58,693,955     62,938,135      58,589,955
  Yield on loan portfolio                                                7.59%          6.62%           6.91%
  Yield on investments                                                   5.97%          4.96%           5.42%
  Yield on earning assets                                                7.47%          6.50%           6.81%
  Cost of deposits                                                       5.32%          3.82%           4.57%
  Cost of borrowings                                                     6.32%          5.01%           5.85%
  Cost of funds                                                          5.66%          4.20%           5.00%
  Yield on earning assets less cost of funds                             1.81%          2.30%           1.81%
  Ratio of nonperforming assets to total assets                          1.07%          1.37%           1.12%
  Ratio of troubled debt restructured to total assets                     .21%(a)        .20%(a)        .23%(a)

  World Savings and Loan Association:
    Net worth                                                    $  2,237,942   $  2,275,902   $    2,090.55
    Net worth/total assets                                               6.78%          7.93%           6.74%
    Regulatory capital ratios:
      Tangible capital                                                   6.24%          7.49%           6.26%
      Core capital                                                       6.24%          7.86%           6.64%
      Risk-based capital                                                13.04%         15.91%          13.54%



                                                              Three Months Ended              Six Months Ended
                                                                     June 30                       June 30
                                                                     -------                       -------
                                                               1995           1994            1995             1994
                                                               ----           ----            ----             ----
New real estate loans originated                          $  1,448,860   $  1,624,331     $3,203,094      $  2,853,265
Average yield on new real estate loans                            7.63%          6.29%          7.35%             6.39%
Increase in customer deposits                             $    511,493   $   $395,505     $1,518,766      $    492,342

Net earnings                                                    53,561         61,943        104,494           127,239
Net earnings per share                                             .91            .98           1.78              2.00
Cash dividends on common stock                                    .085           .075            .17               .15
Average common shares outstanding                           58,643,735     63,300,843     58,615,270        63,615,989

Ratios:(b)
  Net earnings/average net worth                                 10.18%         11.80%         10.09%            12.14%
  Net earnings/average assets                                      .63%           .84%           .63%              .87%
  Net interest income/average assets                              2.04%          2.53%          2.04%             2.58%
  General and administrative expense/average assets                .92%          1.00%           .94%             1.01%

(a) Included in TDR ratio is .06% or $21 million, 0.07% or $19 million, and 0.07% or $22 million, related to the January 1994 Southern California earthquake, as of June 30, 1995 and 1994, and December 31, 1994, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and the six month period and dividing by four and seven, respectively.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1995 and 1994, and December 31, 1994. The reader is referred to page 46 of the Company's 1994 Form 10-K for similar information for the years 1991 through 1994 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.


                                    TABLE 1

                      Consolidated Condensed Balance Sheet

                                                                 June 30
                                                                 -------                   December 31
                                                             1995          1994                1994
                                                             ----          ----                ----
       Assets:
          Cash and investments                                  7.6%        7.8%                 7.2%
          Mortgage-backed securities                            7.3         4.3                  3.8
          Loans receivable                                     81.5        84.2                 85.4
          Other assets                                          3.6         3.7                  3.6
                                                                ---         ---                  ---
                                                              100.0%      100.0%               100.0%
                                                              =====       =====                =====

       Liabilities and Stockholders' Equity:
          Customer deposits                                    60.5%       61.2%                60.7%
          Federal Home Loan Bank advances                      18.3        21.2                 20.5
          Securities sold under agreements to repurchase        3.4         1.3                  1.9
          Medium-term notes                                     5.4         2.3                  3.7
          Other liabilities                                     2.3         2.6                  3.1
          Subordinated debt                                     3.9         4.2                  3.8
          Stockholders' equity                                  6.2         7.2                  6.3
                                                                ---         ---                  ---
                                                              100.0%      100.0%               100.0%
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

         The gap table on the following page shows that, as of June 30, 1995, the Company's assets are scheduled to reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Consequently, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

                                    TABLE 2

     Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                         Repricing Gaps, and Gap Ratio
                             (Dollars in Millions)

                                                                      June 30, 1995
                                                                   Projected Repricing(a)
                                                 0 - 3        4 - 12         1 - 5         Over 5
                                                Months        Months         Years          Years         Total
Interest-Earning Assets:
  Investments                                 $     1,690   $       265   $        420   $        47   $      2,422
  Mortgage-backed securities                        1,463            96            448           508          2,515
  Loans receivable:
    Rate-sensitive                                 22,840         1,714            209           -0-         24,763
    Fixed-rate                                         77           259          1,133         1,483          2,952
  Other(b)                                            426           -0-            -0-           -0-            426
  Impact of interest rate swaps and caps              731           263           (314)         (680)           -0-
                                                   ------         -----          -----         -----         ------
  Total                                       $    27,227   $     2,597   $      1,896   $     1,358   $     33,078
                                              ===========   ===========   ============   ===========   ============
Interest-Bearing Liabilities(c):
  Customer deposits                           $     7,900   $     8,739   $      3,996   $       103
  FHLB advances                                     4,689           914            534           121          6,258
  Other borrowings                                  2,165           665            719           809          4,358
  Impact of interest rate swaps and caps            2,771        (1,813)          (992)           34            -0-
                                                    -----        ------          -----         -----         -----
  Total                                            17,525   $     8,505   $      4,257   $     1,067   $     31,354
                                                   ======   ===========   ============   ===========   ============

  Repricing gap                               $     9,702   $    (5,908)   $    (2,361)  $       291
                                              ===========   ===========    ============   ===========
  Cumulative gap                              $     9,702   $     3,794    $     1,433   $     1,724
                                              ===========   ===========    ============   ===========
  Cumulative gap as a percentage
    of total assets                                  28.3%         11.1%           4.2%
                                                     ====          ====            ===

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)    Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended June 30, 1995 and 1994, and December 31, 1994, World's average regulatory liquidity ratios were 6%, 8%, and 7%, respectively, consistently exceeding the requirement.

         At June 30, 1995 and 1994, and December 31, 1994, the Company had no securities held to maturity or for trading. At June 30, 1995 and 1994, and December 31, 1994, the Company had securities available for sale in the amount of $1.4 billion, $1.8 billion, and $1.5 billion, respectively, and unrealized gains on securities available for sale of $83 million, $57 million, and $23 million, respectively. For the impact on stockholders' equity, see page 23.

         Included in the securities available for sale at June 30, 1995 and 1994, and December 31, 1994, were collateralized mortgage obligations (CMOs) in the amount of $556 million, $765 million, and $668 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At June 30, 1995, the majority of the Company's CMOs are fixed-rate with remaining terms to maturity of five years or less, and these qualify for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         During the first six months of 1995, the Company securitized $1.4 billion of adjustable rate mortgages (ARMs) into Federal National Mortgage Association (FNMA) mortgage-backed securities (MBS), to be used as collateral for repurchase agreements. These securities, which were COFI-based ARMs, are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

         MBS held to maturity at June 30, 1995 and 1994, and December 31, 1994, were $2.2 billion, $506 million, and $871 million, respectively, including $1.4 billion of FNMA MBS subject to full credit recourse at June 30, 1995. MBS available for sale at June 30, 1995 and 1994, and December 31, 1994, were $309 million, $764 million, and $323 million, respectively. Unrealized gains on MBS available for sale at June 30, 1995 and 1994, and December 31, 1994, were $15 million, $26 milion, and $6 million, respectively. For the impact on stockholders', see page 23.

         Repayments of MBS during the second quarter and first six months of 1995 were $33 million and $58 million, respectively, compared to $96 million and $229 million in the same periods of 1994.

           At June 30, 1995, 57% of the Company's total MBS portfolio was backed by ARMs. Mortgage-backed securities held that are fixed-rate pass-through obligations and subject to prepayment and interest rate risk similar to fixed-rate loans comprise the other 43% of the MBS portfolio. In rising interest rate environments, the rate of repayment on fixed-rate pass-through mortgage-backed securities tends to decrease because of lower repayments on the underlying mortgages, as exhibited in the reduction of repayments between 1995 and 1994.

         LOAN PORTFOLIO

         LOAN VOLUME

         New loan originations for the three and six months ended June 30, 1995 amounted to $1.4 billion and $3.2 billion, respectively, compared to $1.6 billion and $2.9 billion for the same periods in 1994. The slow real estate market, especially in California, was primarily responsible for the decline in loan volume in the second quarter of 1995. In addition, adjustable rate mortgage lenders, such as the Company, were affected by interest rate decreases in the second quarter of this year which brought down the price of new fixed-rate mortgage loans, making competition from fixed-rate lenders more intense. Accordingly, second quarter residential mortgage demand was fairly modest. Refinanced loans constituted 30.5% and 30.3% of new loan originations for the three and six months ended June 30, 1995, respectively, compared to 45% and 51% for the three and six months ended June 30, 1994, respectively.

         The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 1995, 48% and 53%, respectively, of total loan originations were on residential properties in California compared to 65% and 67% for the same periods in 1994, respectively. The states of Texas, Illinois, New Jersey, Florida, and Colorado each accounted for between 4.0% and 7.5% of total originations for both the three and six month periods ending June 30, 1995. No other state accounted for more than 4.0% of total originations in either period. Although California originations continue to be a large portion of total originations, the decrease in the California share of total originations in 1995 as compared to 1994 was primarily due to both decreased loan volume in California and increased activity by the Company in markets outside California. The percentage of the total loan portfolio that is comprised of residential loans in California was 75% at June 30, 1995, compared to 80% at June 30, 1994, and 77% at December 31, 1994.

         The tables on the following two pages show the Company's loan portfolio by state at June 30, 1995, and 1994.

                                    TABLE 3
                            Loan Portfolio by State
                                 June 30, 1995
                                ($000s Omitted)

                          Residential                           Commercial                                     Loans as
                          Real Estate                              Real                           Total          a % of
    State           1 - 4            5+              Land         Estate       Construction     Loans (a)      Portfolio
- ---------          ----------      ---------    -----------   ------------     ------------   -------------    ---------
California        $18,670,705     $3,334,878         $  281       $ 80,303           $  -0-     $22,086,167       74.87%
Colorado              784,791        197,835            -0-          7,880              -0-         990,506        3.36
Illinois              760,209        177,209            -0-          2,707              -0-         940,125        3.19
New Jersey            804,927            -0-            -0-          8,564            4,101         817,592        2.77
Texas                 706,619         55,933            597          1,725              -0-         764,874        2.59
Washington            338,000        288,774            -0-            803              -0-         627,577        2.13
Florida               590,562            -0-            279          1,628              -0-         592,469        2.01
Arizona               362,995         46,500            -0-          1,771              -0-         411,266        1.39
Virginia              390,969           639-            -0-          1,652              -0-         393,260        1.33
Pennsylvania          343,636            -0-            -0-          4.515              -0-         348,151        1.18
Connecticut           291,999            -0-            -0-            -0-              -0-         291,999        0.99
Maryland              260,158            -0-            -0-            621              -0-         260,779        0.88
Oregon                167,272         10,634            -0-          3,834              -0-         181,740        0.62
Nevada                147,344          1,274            -0-            -0-              -0-         148,618        0.50
Kansas                128,364          5,284            -0-            218              -0-         133,866        0.45
Utah                   78,884             67            -0-          2,081              -0-          81,032        0.27
Missouri               62,979          8,176            -0-             77              -0-          71,232        0.24
Minnesota              58,220            -0-            -0-            -0-              -0-          58,220        0.20
New York               55,858            -0-            -0-            -0-              -0-          55,858        0.19
Wisconsin              44,474          4,220            -0-            -0-              -0-          48,694        0.17
Georgia                46,080            -0-            -0-          2,292              -0-          48,372        0.16
Ohio                   27,069          2,898            453          5,703              -0-          36,123        0.12
Washington, DC         31,880            -0-            -0-            -0-              -0-          31,880        0.11
New Mexico             21,759            -0-            -0-            -0-              -0-          21,759        0.08
Delaware               15,763            -0-            -0-            -0-              -0-          15,763        0.05
North Carolina          9,166            381            -0-          3,058              -0-          12,605        0.04
Idaho                  11,528            -0-            -0-            -0-              -0-          11,528        0.04
Other                  11,056             37            -0-          5,037              -0-          16,130        0.07
                  -----------     ----------         ------       --------           ------     -----------       -----
  Totals          $25,223,266     $4,134,739         $1,610       $134,469           $4,101     $29,498,185       100.0%
                  ===========     ==========         ======       ========           ======     ===========       =====
FAS 91 deferred loan fees                                                                           (84,702)
Loan discount on purchased loans                                                                     (7,001)
Undisbursed loan funds                                                                               (4,131)
Allowance for loan losses                                                                          (133,682)
LTF interest reserve                                                                                   (771)
TDR interest reserve                                                                                 (6,284)
Loans on customer deposits                                                                           35,177
Consumer loans                                                                                        7,163
                                                                                                -----------

     Total loan portfolio and loans securitized into FNMA MBS with recourse                     $29,303,954
     Loans securitized for FNMA with recourse                                                    (1,364,111)(b)
                                                                                                -----------
     Total loan portfolio                                                                       $27,939,843
                                                                                                ===========

(a) The Company has no commercial loans.
(b) Loans amounting to $1.4 billion have been securitized with full recourse into FNMA mortgage-backed securities which can be used to collateralize reverse repurchase agreements. These loans have been reflected in this schedule by state.

                                    TABLE 4

                            Loan Portfolio by State
                                 June 30, 1994
                                ($000s Omitted)

                                    Residential                            Commercial                         Loans as
                                    Real Estate                               Real              Total          a % of
State                        1 - 4              5+             Land          Estate           Loans (a)       Portfolio
- ----------              ---------------   ---------------   ----------   ---------------   ---------------    ---------
California                  $16,621,686        $3,266,714        $ 297          $ 85,099       $19,973,796        80.41%
Colorado                        593,853           139,100          -0-             8,697           741,650         2.98
Illinois                        483,058           149,576          -0-             5,019           637,653         2.57
New Jersey                      550,192                40          -0-               161           550,393         2.21
Washington                      237,792           214,798          -0-               830           453,420         1.82
Florida                         358,398               -0-          364             2,282           361,044         1.45
Texas                           345,005             2,728          609             1,814           350,156         1.41
Virginia                        283,513               840          -0-             1,763           286,116         1.15
Arizona                         209,660             4,229          -0-             1,847           215,736         0.87
Connecticut                     194,056               -0-          -0-               -0-           194,056         0.78
Pennsylvania                    181,590               -0-          -0-             8,662           190,252         0.77
Maryland                        152,392               -0-          -0-               665           153,057         0.62
Oregon                          128,767             8,275          -0-             4,008           141,050         0.57
Kansas                          121,488             5,370          -0-               232           127,090         0.51
Nevada                          103,241             1,365          -0-               -0-           104,606         0.42
Missouri                         60,070             8,912          -0-                79            69,061         0.28
New York                         61,206               170          -0-                 1            61,377         0.25
Georgia                          51,937               -0-          -0-             2,611            54,548         0.22
Utah                             47,023               138          -0-             2,256            49,417         0.20
Ohio                             34,857             3,659          849             6,891            46,256         0.19
Wisconsin                        10,471             3,760          -0-               -0-            14,231         0.06
New Mexico                        7,367               -0-          -0-               -0-             7,367         0.03
Idaho                             2,980               -0-          -0-               -0-             2,980         0.01
Delaware                          1,453               -0-          -0-               -0-             1,453         0.01
Other                            41,020               511          -0-            11,474            53,005         0.21
                            -----------        ----------       ------          --------           -------       ------
  Totals                    $20,883,075        $3,810,185       $2,119          $144,391        24,839,770       100.00%
                            ===========        ==========       ======          ========                         ======

FAS 91 deferred loan fees                                                                          (97,920)
Loan discount on purchased loans                                                                    (7,481)
Undisbursed loan funds                                                                              (2,550)
Allowance for loan losses                                                                         (118,587)
LTF interest reserve                                                                                  (828)
TDR interest reserve                                                                                (1,991)
Loans on customer deposits                                                                          30,252
                                                                                               -----------
  Total loan portfolio                                                                         $24,640,665
                                                                                               ============

(a) The Company has no commercial loans.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 90% at June 30, 1995, compared to 88% at June 30, 1994, and 89% at December 31, 1994. The Company's ARM originations constituted approximately 97% of new mortgage loans made in the first half of 1995 compared to 86% in the first half of 1994.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 13.21%, or 5.85% above the actual weighted average rate at June 30, 1995, versus 13.61%, or 7.40% above the weighted average rate at June 30, 1994.

         Approximately $5.1 billion of the Company's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of June 30, 1995, $650 million of these loans were at their rate floors. The weighted average floor rate on these loans was 7.80% at June 30, 1995. Without the floor, the average yield on these loans would have been 7.39%.

         Loan repayments, consisting of monthly loan amortization, payoffs, and refinances, remained at very low levels during the second quarter and first six months of 1995. Repayments for the three and six months ended June 30, 1995 were $495 million and $933 million, respectively, compared to $918 million and $1.9 billion in the same periods of 1994. The decrease in loan repayments is primarily due to the winding down of the refinancing boom by mid 1994, and a generally slow real estate market in 1995.

         ASSET QUALITY

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets included non-accrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's troubled debt restructured (TDRs) is made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

         The table on the following page shows the components of the Company's nonperforming assets and TDRs, and the ratios of nonperforming assets to total assets and TDRs to total assets at June 30, 1995 and 1994, and December 31, 1994.

                                    TABLE 5

              Nonperforming Assets and Troubled Debt Restructured
                                ($000s Omitted)

                                                                     June 30                 December 31
                                                              ---------------------          -----------
                                                              1995             1994             1994
                                                              ----             ----             ----
      Non-accrual loans                                      $298,394       $341,454         $284,103
      Real estate acquired through
        foreclosure, net                                       67,272         59,430           70,981
      Real estate in judgment                                     404          1,189              390
                                                                  ---          -----          -------
      Total nonperforming assets                             $366,070       $402,073         $355,474
                                                             ========       ========         ========

      TDRs                                                   $ 71,633(a)     $57,806(a)       $72,827(a)
                                                             =========       =======          =========


      Ratio of nonperforming assets to total assets              1.07%             1.37%           1.12%
                                                                 ====              ====            ====
      Ratio of TDRs to total assets                              0.21%(a)          0.20%(a)        0.23%(a)
                                                                 ====              ====            ====
     Total NPAs and TDRs                                         1.28%(a)          1.57%(a)        1.35%(a)
                                                                 ====              ====            ====

(a) At June 30, 1995 and 1994, and December 31, 1994, respectively, $21 million or 0.06%, $19 million or 0.07%, and $22 million or 0.07% of TDRs were related to the January 1994 Southern California earthquake.

         The Company continues to closely monitor all delinquencies, and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans in the second quarter and first six months of 1995 amounted to $4 million and $9 million, respectively, compared to $4 million and $10 million in the same period of 1994.

         Interest foregone on TDRs amounted to $508 thousand and $989 thousand for the three and six months ended June 30, 1995, respectively, compared to $125 thousand and $245 thousand for the three and six months ended June 30, 1994.

         The tables on the following two pages show the Company's nonperforming assets by state at June 30, 1995, and 1994.

                                    TABLE 6

                         Nonperforming Assets by State
                                 June 30, 1995
                                ($000s Omitted)

                               Non-Accrual Loans (a)                          Real Estate Owned
                      Residential       Commercial                                     Commercial                NPAs
                      Real Estate           Real                       Residential        Real      Total      as a % of
    State          1 -4         5+         Estate    Construction    1 - 4      5+       Estate      NPAs      Loans (b)
- ----------       ---------   ---------    --------   ------------   ------    ------    --------   --------    ---------
California        $249,545      $10,334      $ 768           $-0-   $53,774    $9,025     $3,716   $327,162       1.48%
Colorado             1,207           64        -0-            -0-       -0-        90        -0-      1,361       0.14
Illinois             3,359          831        -0-            -0-        49       443        -0-      4,682       0.50
New Jersey          10,762          -0-          5            525       425       -0-        -0-     11,717       1.43
Texas                1,737          -0-        -0-            -0-       241       -0-        -0-      1,978       0.26
Washington             528          -0-        -0-            -0-       -0-       -0-        -0-        528       0.08
Florida              2,139          -0-         36            -0-       647       -0-        -0-      2,822       0.48
Arizona                991          -0-        -0-            -0-       -0-       -0-        -0-        991       0.24
Virginia             2,456          -0-        -0-            -0-       180       -0-        -0-      2,636       0.67
Pennsylvania         2,089          -0-        -0-            -0-       -0-       -0-        -0-      2,089       0.60
Connecticut          3,144          -0-        -0-            -0-       (65)      -0-        -0-      3,079       1.05
Maryland               356          -0-        -0-            -0-       212       -0-        -0-        568       0.22
Oregon                 486          -0-        -0-            -0-       -0-       -0-        -0-        486       0.27
Nevada                 662          -0-        -0-            -0-       114       -0-        -0-        776       0.52
Kansas                 603           40        -0-            -0-       121       -0-        -0-        764       0.57
Utah                   123          -0-        -0-            -0-       -0-       -0-        -0-        123       0.15
Missouri               707          -0-        -0-            -0-       -0-        51        -0-        758       1.06
Minnesota              -0-          -0-        -0-            -0-       -0-       -0-        -0-        -0-       0.00
New York             3,188          -0-        -0-            -0-       400       -0-        -0-      3,588       6.42
Wisconsin              -0-          -0-        -0-            -0-       -0-       -0-        -0-        -0-       0.00
Georgia              1,295          -0-        -0-            -0-        53       -0-        -0-      1,348       2.79
Ohio                    22          -0-        211            -0-        24       -0-        -0-        257       0.71
Washington, DC         -0-          -0-        -0-            -0-       -0-       -0-        -0-        -0-       0.00
New Mexico               1          -0-        -0-            -0-       -0-       -0-        -0-          1       0.00
Delaware               -0-          -0-        -0-            -0-       -0-       -0-        -0-        -0-       0.00
North Carolina          47          -0-        -0-            -0-       -0-       -0-        -0-         47       0.37
Idaho                  -0-          -0-        -0-            -0-       -0-       -0-        -0-          0       0.00
Other                  132          -0-        -0-            -0-       -0-       -0-        -0-        132       0.82
                  --------      -------     ------           ----   ------     ------        -     --------       ----
  Totals          $285,579      $11,269     $1,020           $525   $56,175    $9,609     $3,716   $367,893       1.25
                  ========      =======     ======           ====   =======    ======     ======

REO general valuation allowance                                                                      (1,823)     (0.01)
                                                                                                   --------      -----
Total nonperforming assets                                                                         $366,070       1.24%
                                                                                                   ========       ====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $1.4 billion have been securitized with full recourse into FNMA mortgage-backed securities which can be used to collateralize reverse repurchase agreements. These loans and related nonperforming assets have been reflected in this schedule by state.

                                    TABLE 7

                         Nonperforming Assets by State
                                 June 30, 1994
                                ($000s Omitted)

                         Non-Accrual Loans (a)                 Real Estate Owned
                      Residential       Commercial                         Commercial                 NPAs
                      Real Estate           Real           Residential        Real      Total      as a % of
    State          1 -4         5+         Estate        1 - 4       5+      Estate      NPAs        Loans
- ----------       ---------   ----------   --------      --------   -------   -------   ---------    -------
California        $274,450      $23,714     $1,266       $42,428   $10,178    $4,565    $356,601    1.79%
Colorado             2,222          -0-        -0-           183       -0-       261       2,666    0.36
Illinois             2,747          775        -0-           320       -0-       -0-       3,842    0.60
New Jersey          11,841           40          3           614       -0-       -0-      12,498    2.27
Washington             477          -0-        -0-           122       -0-       -0-         599    0.13
Florida              3,508          -0-        375           411       -0-       -0-       4,294    1.19
Texas                1,420          -0-        -0-           227       -0-       -0-       1,647    0.47
Virginia             1,912          -0-        -0-           -0-       -0-       -0-       1,912    0.67
Arizona              1,608          -0-        -0-           132       -0-       -0-       1,740    0.81
Connecticut          4,069          -0-        -0-           482       -0-       -0-       4,551    2.35
Pennsylvania         2,145          -0-        -0-           -0-       -0-       -0-       2,145    1.13
Maryland             1,190          -0-        -0-           533       -0-       -0-       1,723    1.13
Oregon                 371          -0-        -0-           -0-       -0-       -0-         371    0.26
Kansas                 760           40        -0-           317       -0-       -0-       1,117    0.88
Nevada                 507          -0-        -0-           -0-       -0-       -0-         507    0.48
Missouri               279          375        -0-            32       -0-       -0-         686    0.99
New York             3,820          -0-        -0-           971       -0-       -0-       4,791    7.81
Georgia              1,025          -0-        -0-           612       -0-       -0-       1,637    3.00
Utah                   155          -0-        -0-           -0-       -0-       -0-         155    0.31
Ohio                     3          -0-         58           -0-       -0-       -0-          61    0.13
Wisconsin              -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
New Mexico               4          -0-        -0-           -0-       -0-       -0-           4    0.05
Idaho                  -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Delaware               -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Other                  295          -0-        -0-            35       -0-       -0-         330    0.62
                  --------      -------     ------       -------   -------    ------     -------    ----
   Totals         $314,808      $24,944     $1,702       $47,419   $10,178    $4,826     403,877    1.63
                  ========      =======     ======       =======   =======    ======


REO general valuation allowance                                                           (1,804)  (0.01)
                                                                                       ---------   -----
Total nonperforming assets                                                             $ 402,073    1.62%
                                                                                       =========    ====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

         The Company provides allowances for losses on impaired loans and real estate owned when significant and permanent declines in value are identified and based upon trends in the portfolio. The Company utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors that reflect current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 1995, and 1994.

                                    TABLE 8

                      Changes in Allowance for Loan Losses
                                ($000s Omitted)

                                                             Three Months Ended               Six Months Ended
                                                                   June 30                        June 30
                                                              -----------------           --------------------
                                                            1995           1994           1995            1994
                                                            ----           ----           ----            ----
  Beginning allowance for loan losses                      $128,221       $113,497       $124,003       $106,698
  Provision charged to expense                               14,651         17,946         29,430         34,438
  Less loans charged off                                     (9,481)       (13,071)       (20,910)       (23,025)
  Add recoveries                                                291            215          1,159            476
                                                           --------       --------       --------       --------
  Ending allowance for loan losses                         $133,682       $118,587       $133,682       $118,587
                                                           ========       ========       ========       ========

  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)                   .13%           .21%           .14%           .19%
                                                                ===            ===            ===            ===

  Ratio of allowance for loan losses to
    nonperforming assets                                                                     36.5%          29.5%
                                                                                             ====           ====

         The Company has provided for any known losses related to the January 1994 Southern California earthquake. The June 30, 1995 reserve for loan losses included $4 million in loss reserves specifically identified for earthquake losses.

         MORTGAGE SERVICING RIGHTS

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995, however, earlier application is encouraged. Golden West has yet to determine whether to adopt SFAS 122 early; however, if adopted during 1995, the impact on the Company's financial condition and results of operations is not expected to be material.

         CUSTOMER DEPOSITS

         Customer deposits increased during the second quarter of 1995 by $511 million, including interest credited of $218 million, compared to an increase of $396 million, including interest credited of $138 million, in the second quarter of 1994. Customer deposit balances in the first half of 1995 increased by $1.5 billion, including interest credited of $406 million, compared to an increase of $492 million, including interest credited of $271 million, in the first half of 1994. The net increase in customer deposits during the first half of 1995 over the same period a year earlier resulted primarily from marketing efforts and higher rates offered by the Company on most of its insured accounts in 1995 as compared to 1994.

         The table below shows the Company's customer deposits by interest rate and by remaining maturity at June 30, 1995, and 1994.

                                    TABLE 9

                               Customer Deposits
                             (Dollars in millions)

                                                                                      June 30
                                                                   ----------------------------------------------
                                                                         1995                        1994
                                                                   Rate*      Amount          Rate*        Amount
                                                                   ----       ------          ----         ------
      Customer deposits by interest rate:
      Interest-bearing checking accounts                            1.29%  $       702     $     1.27%  $      721
      Passbook accounts                                             2.24           596           2.08          674
      Money market deposit accounts                                 3.09         1,429           3.04        2,240
      Term certificate accounts with original maturities of:
          4 weeks to 1 year                                         5.83         7,781           3.21        3,656
          1 to 2 years                                              5.30         4,717           3.95        5,487
          2 to 3 years                                              5.38         2,228           4.48        1,882
          3 to 4 years                                              5.30           743           5.68        1,040
          4 years and over                                          6.29         2,094           5.30        2,025
      Retail jumbo CDs                                              6.03           442           4.49          176
      All other                                                     7.74             6           7.79           14
                                                                                     -                          --
                                                                               $20,738                     $17,915
                                                                               =======                     =======
      Customer deposits by remaining maturity:
      No contractual maturity                                                  $ 2,727                     $ 3,635
      Maturity within one year:
          3rd quarter                                                            5,174                       3,510
          4th quarter                                                            4,205                       2,503
          1st quarter                                                            3,329                       1,843
          2nd quarter                                                            1,205                       1,400
                                                                               -------                       -----
                                                                               $13,913                       9,256

          1 to 2 years                                                           2,281                       2,868
          2 to 3 years                                                             880                         833
          3 to 4 years                                                             349                         570
          4 years and over                                                         588                         753
                                                                               -------                     -------
                                                                               $20,738                     $17,915
                                                                               =======                     =======

* Weighted average interest rate, including the effect of certain interest rate swaps and caps used in interest rate risk management.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.3 billion at June 30, 1995, compared to $6.2 billion and $6.5 billion at June 30, 1994, and December 31, 1994, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). These funds are used to supplement cash flow. Reverse Repos are entered into with selected major government securities dealers, large banks, and the FHLB, typically utilizing MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $1.2 billion, $380 million, and $602 million at June 30, 1995 and 1994, and December 31, 1994, respectively.

         OTHER BORROWINGS

         In June 1995, the Company issued $100 million of subordinated debt. The debt will mature July 1, 2002 and has a note rate of 6.70%. At June 30, 1995 Golden West, at the parent level, had principal amounts outstanding of $1.1 billion of subordinated debt. As of June 30, 1995, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. On July 26, 1995, the Company filed a new shelf registration with the Securities and Exchange Commission for the sale of up to $300 million of subordinated debt securities.

         World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at June 30, 1995. World had medium-term notes outstanding with principal amounts of $1.9 billion at June 30, 1995, compared to $664 million at June 30 1994, and $1.2 billion at December 31, 1994. As of June 30, 1995, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at June 30, 1995, the full amount was available for issuance. As of June 30, 1995, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first six months of 1995 as a result of earnings and increased market values of securities available for sale. Unrealized gains on securities and MBS available for sale included in stockholders' equity at June 30, 1995 and 1994, and December 31, 1994, were $58 million, $49 million, and $17 million, respectively. Also included in stockholders' equity at June 30, 1995 and 1994, and December 31, 1994, are unrealized gains on MBS transferred to held to maturity of $170 thousand, $3 million, and $2 million, respectively.

         During periods of low asset growth, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's Board of Directors regularly reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that repurchase of common stock is a wise use of excess capital.

         In 1993 and 1994, Golden West's Board of Directors authorized the purchase, by the Company, of up to a total of 6.3 million shares of its common stock. As of June 30, 1995, 5.8 million shares had been repurchased and retired at a cost of $224 million, 18 thousand of which were purchased and retired at a cost of $646 thousand during the first six months of 1995. On August 1, 1995, the Company's Board authorized the purchase of up to an additional 10%, or approximately 5.9 million shares of Golden West's outstanding common stock, bringing the total remaining repurchase authorization to approximately 6.4 million shares.

         Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         The Company has on file a shelf registration statement with the Securities and Exchange Commission for the issuance of up to two million shares of its preferred stock. The preferred stock may be sold from time to time in one or more transactions for total proceeds of up to $200 million. The preferred stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The preferred stock is not convertible into common stock. No preferred stock has yet been issued under the registration. The Company's preferred stock has been preliminarily rated "a2" by Moody's.

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table on the following page shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at June 30, 1995 and 1994.

                                    TABLE 10

                       World Savings and Loan Association
                           Regulatory Capital Ratios
                                ($000s Omitted)

                                  June 30, 1995                                         June 30, 1994
                         ACTUAL                    REQUIRED                   ACTUAL                    REQUIRED
                 Capital         Ratio       Capital     Ratio        Capital       Ratio        Capital       Ratio
               ------------      -----      ---------    -----      -----------     -----      -----------     -----
Tangible         $2,047,553       6.24%    $  492,065     1.50%      $2,141,356      7.49%     $   428,853      1.50%
Core              2,047,553       6.24        984,130     3.00        2,248,569      7.86          857,705      3.00
Risk-based        2,361,358      13.04      1,448,910     8.00        2,549,328     15.91        1,282,036      8.00

         In addition, institutions whose exposure to interest rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that the Association does not have above-normal exposure to interest rate risk.

         Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act, an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level.

         The table below compares World's regulatory capital to the well capitalized classification of capital standards at June 30, 1995.

                                    TABLE 11
                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                                 June 30, 1995
                                ($000s Omitted)

                                                  ACTUAL                       WELL CAPITALIZED
                                           --------------------             ---------------------
                                           Capital        Ratio             Capital         Ratio
                                           -------        -----             -------         -----
       Leverage                            $2,047,553       6.24%          $1,640,217        5.00%
       Tier 1 risk-based                    2,047,553      11.31            1,086,682        6.00
       Total risk-based                     2,361,358      13.04            1,811,137       10.00

         The table on the following page shows a reconciliation of World's equity capital to regulatory capital under these OTS regulations at June 30, 1995.

                                    TABLE 12
                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                                 June 30, 1995
                                ($000s Omitted)

                                                                                    Core/         Tier 1         Total
                                        Equity       Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                        Capital       Capital        Equity        Capital        Capital       Capital
                                      -----------     -------        ------        -------        -------       -------
Common stock                          $       150
Paid-in surplus                           233,441
Retained earnings                       1,945,851
Unrealized gains on securities
  available for sale                       58,500
                                      -----------
Equity capital                        $ 2,237,942    $2,237,942     $2,237,942     $2,237,942    $2,237,942     $2,237,942
                                      ===========
Positive goodwill                                      (211,758)      (211,758)      (211,758)     (211,758)      (211,758)
Negative goodwill                                        79,869         79,869         79,869        79,869         79,869
Gain on securities available for sale                   (58,500)       (58,500)       (58,500)      (58,500)       (58,500)
Equity/other investments                                                                                              (536)
Subordinated debt                                                                                                  199,193
General valuation allowance                                                                                        115,148
                                                     ----------     ----------     ----------    ----------     ----------
Regulatory capital                                   $2,047,553     $2,047,553     $2,047,553    $2,047,553     $2,361,358
                                                     ==========     ==========     ==========    ==========     ==========
Total assets                          $33,022,114
                                      ===========
Adjusted total assets                               $32,804,344   $ 32,804,344    $32,804,344
                                                    ===========   ============    ===========
Risk-weighted assets                                                                            $18,111,370    $18,111,370
                                                                                                ===========    ===========
CAPITAL RATIO -  ACTUAL                      6.78%         6.24%          6.24%          6.24%        11.31%         13.04%
                                             ====          ====           ====           ====         =====          =====
Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                             5.00%         6.00%         10.00%
                                                                                         ====          ====          =====
  Adequately capitalized, equal to or                      1.50%                         4.00%         4.00%          8.00%
  greater than                                             ====                          ====          ====           ====

  Undercapitalized, less than                              1.50%                        4.00%          4.00%          8.00%
                                                           ====                         ====           ====           ====
  Significantly undercapitalized, less than                                             3.00%          3.00%          6.00%
  Critically undercapitalized, equal to or
  less than                                                               2.00%
                                                                          ====

         RESULTS OF OPERATIONS

                  SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1995 and 1994, and December 31, 1994.

                                    TABLE 13

                            Yield on Earning Assets,
                       Cost of Funds, and Primary Spread,
                    Including Effect of Purchase Accounting




                                                             June 30                       December 31
                                                       --------------------                 -----------
                                                       1995            1994                   1994
                                                       ----            ----                   ----
       Yield on loan portfolio                           7.59%         6.62%                   6.91%
       Yield on investments                              5.97          4.96                    5.42
                                                         ----          ----                    ----
       Yield on earning assets                           7.47          6.50                    6.81
                                                         ----          ----                    ----
       Cost of customer deposits                         5.32          3.82                    4.57
       Cost of borrowings                                6.32          5.01                    5.85
                                                         ----          ----                    ----
       Cost of funds                                     5.66          4.20                    5.00
                                                         ----          ----                    ----
       Primary spread                                    1.81%         2.30%                   1.81%
                                                         ====          ====                    ====

         The Company's primary spread, is to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets. In general, the repricing of ARM portfolios tends to lag market interest rate changes because of certain loan features which restrain monthly adjustments. Additionally, yield changes on COFI ARMs are also held back by the lags built into the index. Interest rate changes, including both the recent declines and the prior upward trend experienced in 1994 and early 1995, had important influences on the Company's primary spread. The lower spread at June 30, 1995, as compared to June 30, 1994, was caused by the lingering effects of the significant upward trend in interest rates which occurred in 1994 and early 1995. Specifically, when interest rates rose, the cost of borrowings increased more quickly than the yield on assets which are comprised primarily of ARMs tied to COFI. The Company's spread declined gradually, but steadily from June 30 1994, dropping to 1.71% by March 31, 1995, before rising to 1.81% by June 30, 1995.

         The Company enters into interest rate swaps and caps as a part of its interest rate risk management strategy. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swaps and caps decreased net interest income by $9 million and $18 million for the three and six months ended June 30, 1995, as compared to $5 million and $15 million for the same periods in 1994.

         The table on the following page summarizes the unrealized gains and losses for interest rate swaps and caps at June 30, 1995 and 1994.

                                    TABLE 14

            Supplemental Schedule of Unrealized Gains and Losses on
                          Interest Rate Swaps and Caps
                                ($000s Omitted)

                                            June 30, 1995                              June 30, 1994
                               -------------------------------------       -------------------------------------
                                                              Net                                        Net
                               Unrealized    Unrealized    Unrealized      Unrealized   Unrealized    Unrealized
                                  Gains        Losses     Gain (Loss)        Gains        Losses     Gain (Loss)
                               ----------    ----------   ----------       ----------   ----------   -----------
Interest rate caps                $   106     $    -0-      $    106        $    20      $   -0-       $    20
Interest rate swaps                30,834      (68,007)      (37,173)        76,471       (87,485)      (11,014)
                                   ------     --------      --------        -------      --------      --------
Total                             $30,940     $(68,007)     $(37,067)       $76,491      $(87,485)     $(10,994)
                                  =======     ========      ========        =======      ========      ========

                                    TABLE 15

               Schedule of Interest Rate Swaps and Caps Activity
                         (Notional Amounts in Millions)

                                Six Months Ended
                                 June 30, 1995

                                                                    Six Months Ended
                                                                      June 30, 1995
                                          Receive          Pay                         Forward        Interest
                                           Fixed          Fixed          Basis         Starting         Rate
                                           Swaps          Swaps          Swaps(a)       Swaps           Caps
                                       -----------    -----------    ------------   -----------    ------------
Balance at December 31, 1994                 $4,991         $2,225        $200          $135           $300

Additions                                       219            -0-          43           -0-            -0-
Maturities/amortization                        (735)          (255)        -0-           -0-            (40)
Terminations                                    -0-            -0-         -0-           -0-            -0-
Forward starting becoming effective             125            -0-         -0-          (125)           -0-
Other                                           -0-            -0-         -0-           -0-            -0-
                                             ------         ------        ----          ----           ----
Balance, June 30, 1995                       $4,600         $1,970        $243          $ 10           $260
                                             ======         ======        ====          ====           ====

(a)  Receives based upon one index, pays based upon another index.

         The range of floating interest rates received on swap contracts in the first six months of 1995 was 5.13% to 7.02%, and the range of floating interest rates paid on swap contracts was 4.37% to 6.69%. The range of fixed interest rates received on swap contracts in the first six months of 1995 was 3.91% to 9.68% and the range of fixed interest rates paid on swap contracts was 4.09% to 9.54%.

         The table on the following page shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 1995 and 1994, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 16

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                              Three Months Ended           Six Months Ended
                                                                    June 30                     June 30
                                                               -------------------        ------------------
                                                               1995           1994        1995          1994
                                                               ----           ----        ----          ----
   Interest on loans                                             86.0%      84.5%           86.5%       85.2%
   Interest on mortgage-backed securities                         6.2        5.6             5.4         5.8
   Interest and dividends on investments                          6.3        7.5             6.4         6.5
                                                                  ---        ---             ---         ---
                                                                 98.5       97.6            98.3        97.5
                                                                 ----       ----            ----        ----
   Less:
     Interest on customer deposits                               44.0       35.5            43.0        35.6
     Interest on advances and other borrowings                   26.4       22.4            26.5        21.7
                                                                 ----       ----            ----        ----
                                                                 70.4       57.9            69.5        57.3

   Net interest income                                           28.1       39.6            28.8        40.2
     Provision for loan losses                                    2.4        3.8             2.5         3.7
                                                                 ----        ---             ---         ---
   Net interest income after provision for loan losses           25.7       35.8            26.3        36.5

   Add:
     Fees                                                         1.0        1.7             1.1         1.7
     Gain (loss) on the sale of securities and
       mortgage-backed securities                                 0.0        0.0             0.0         0.0
     Other non-interest income                                    0.5        0.7             0.6         0.8
                                                                  ---        ---             ---         ---
                                                                  1.5        2.4             1.7         2.5
   Less:
     General and administrative expenses                         12.7       15.7            13.3        15.7
     Amortization of goodwill                                     0.2        0.1             0.2         0.1
     Taxes on income                                              5.6        9.2             5.7         9.5
                                                                  ---        ---             ---         ---
     Net earnings                                                 8.7%      13.2%            8.8%       13.7%
                                                                 ====       ====            ====        ====

         INTEREST ON LOANS

         In the second quarter of 1995, interest on loans was higher than in the comparable 1994 period by $131 million or 33.1%. The increase in the second quarter of 1995 was due to a $3.8 million increase in the average portfolio balance and a 100 basis point increase in the average portfolio yield. For the first half of 1995 interest on loans was higher than the comparable 1994 period by $223 million or 28.1%. The increase was due to a $3.7 billion increase in the average portfolio balance and a 75 basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the second quarter of 1995 interest on mortgage-backed securities was higher than in the comparable 1994 period by $11.8 million or 45.1%. The 1995 increase was due primarily to a $708 million increase in the average portfolio balance, which was partially offset by a 57 basis point decrease in the average portfolio yield. For the first half of 1995, interest on mortgage-backed securities was higher than in the comparable 1994 period by $9.1 million or 16.7% due to a $311 million increase in the average portfolio balance, which was partially offset by a 47 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average balance was primarily the result of the securitization of loans with recourse this year as discussed on page 11.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1995, interest and dividends on investments were $3.7 million or 10.4% higher than for the same period in 1994. The increase was primarily due to a 150 basis point increase in the average portfolio yield, which was partially offset by a $330 million decrease in the average portfolio balance. For the first half of 1995, interest and dividends on investments was $14.6 million or 24.1% higher than for the same period in 1994. The increase was primarily due to a 163 basis point increase in the average portfolio yield, which was partially offset by a $160 million decrease in the average portfolio balance.

         INTEREST ON CUSTOMER DEPOSITS

         In the second quarter and first half of 1995, interest on customer deposits increased by $103 million or 62% and $174 million or 52.3%, respectively, from the comparable periods of 1994. The second quarter increase was due to a $2.8 billion increase in the average deposit balance and a 150 basis point increase in the average cost of deposits. The six month increase was primarily due to a 126 basis point increase in the average cost of deposits and a $2.6 billion increase in the average balance of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the second quarter and first half of 1995, interest on advances and other borrowings increased by $57 million or 54.2% and $109 million or 53.9%, respectively, from the comparable periods of 1994. The second quarter increase was primarily due to a $1.5 billion increase in the average balance and a 149 basis point increase in the average cost of these borrowings. The six month increase was primarily due to a $1.5 billion increase in the average balance and a 147 basis point increase in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $14.7 million and $29.4 million, respectively, for the three and six months ended June 30, 1995, compared to $17.9 million and $34.4 million for the same periods in 1994. The lower provisions in 1995 reflect lower charge-offs and the slowly improving economy in California .

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the second quarter and first half of 1995, general and administrative expenses (G&A) increased by $4.4 million or 6.0% and $10 million or 6.8%, respectively, from the comparable periods in 1994. The primary reasons for the increases in 1995 were the expansion of loan origination capacity, growth in savings deposits and increased loan volume in the first quarter. G&A as a percentage of average assets on an annualized basis was 0.92% and 0.94% for the second quarter and first half of 1995, respectively, compared to 1.00% and 1.01% for the same periods in 1994.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain acquisitions. The purchase accounting portion of income is not subject to tax.

         The corporate tax rates for the second quarter and first half of 1995 were 39.0% and 38.9%, respectively, compared to 41.0% and 40.9% for the same periods a year ago. The decrease in the second quarter and first six months of 1995 tax rate is the result of tax benefits from the final settlement of prior year tax audits.

         LIQUIDITY AND CAPITAL RESOURCES

         World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at June 30, 1995, and 1994, and December 31, 1994, see the cash and investments section on page 11.

         The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At June 30, 1995 and 1994, and December 31, 1994, Golden West's total cash and investments amounted to $984 million, $865 million (including a $300 million short-term loan to the Association), and $938 million (including a $250 million short-term loan to World), respectively.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          11 - Statement of Computation of Earnings Per Share

          27 - Financial Data Schedule




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GOLDEN WEST FINANCIAL CORPORATION

Dated:  August        , 1995.                                      J. L. Helvey
                                                 J. L. Helvey
                          Group Senior Vice President
                    (duly authorized and principal financial
                                    officer)

                                   EXHIBIT 11

                       Golden West Financial Corporation

                 Statement of Computation of Earnings Per Share
                    ($000s omitted except per share amounts)

                                              Three Months Ended                 Six Months Ended
                                                   June 30                           June 30
                                            ---------------------             ---------------------
                                            1995             1994             1995             1994
                                            ----             ----             ----             ----
Line 1:
  Average Number of Common
     Shares Outstanding                   58,643,735       63,300,843        58,615,270       63,615,989
                                          ==========       ==========        ==========       ==========


Line 2:
  Net Earnings                               $53,561          $61,943          $104,494         $127,239
                                             =======          =======          ========         ========


Line 3:
  Earnings Per Common Share
     (Line 2 divided by Line 1)                 $.91            $.98             $1.78              $2.00
                                                ====            ====             =====              =====
