Form 10-Q
period 1995-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1995-11-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

For Quarter Ended September 30, 1995            Commission File Number 1-4629


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

Yes           ___x___         No       ______

         The number of shares outstanding of the registrant's common stock on October 31, 1995, was 58,640,879 shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company)for the three and nine months ended September 30, 1995 and 1994, have been prepared from unaudited records of the Company and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results for the full year.

                               Golden West Financial Corporation
                         Consolidated Statement of Financial Condition
                                            (Unaudited)
                                      (Dollars in thousands)

                                                                        September 30        September 30      December 31
                                                                             1995                1994             1994
                                                                        ------------         -----------      -----------
Assets:
  Cash                                                                 $    173,994         $   151,581    $     242,441
  Securities available for sale                                           1,249,736           1,655,133        1,488,845
  Other investments                                                         818,730             207,800          534,600
  Mortgage-backed securities available for sale at fair value               298,221             716,709          323,339
  Mortgage-backed securities held to maturity at cost without               917,005             522,700          871,039
    recourse
  Mortgage-backed securities held to maturity at cost with                1,969,697                 -0-              -0-
    recourse
  Loans receivable                                                       27,951,161          25,670,613       27,071,266
  Interest earned but uncollected                                           234,442             202,009          202,456
  Investment in capital stock of Federal Home Loan Banks--at cost,
    which approximates fair value                                         346,356             328,660          332,940
  Real estate held for sale or investment                                    71,426              64,920           72,217
  Prepaid expenses and other assets                                         225,899             213,362          206,478
  Premises and equipment--at cost less accumulated depreciation             202,674             196,087          201,875
  Goodwill arising from acquisitions                                        138,931             136,927          136,245
                                                                       ------------         -----------    -------------
                                                                       $ 34,598,272         $30,066,501    $  31,683,741
                                                                       ============         ===========    =============
Liabilities and Stockholders' Equity:
  Customer deposits                                                    $ 20,559,933         $18,530,133    $  19,219,389
  Advances from Federal Home Loan Banks                                   5,976,515           6,229,344        6,488,418
  Securities sold under agreements to repurchase                          1,865,172             626,687          601,821
  Medium-term notes                                                       1,864,229             664,199        1,164,079
  Federal funds purchased                                                       -0-                 -0-          250,000
  Accounts payable and accrued expenses                                     462,041             416,666          443,693
  Taxes on income                                                           352,232             314,718          294,508
  Subordinated notes--net of discount                                     1,321,989           1,221,181        1,221,559
  Stockholders' equity                                                    2,196,161           2,063,573        2,000,274
                                                                       ------------         -----------    -------------
                                                                       $ 34,598,272         $30,066,501    $  31,683,741
                                                                       ============         ===========    =============

                                       Golden West Financial Corporation
                                     Consolidated Statement of Net Earnings
                                                  (Unaudited)
                                (Dollars in thousands except per share amounts)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
                                                       -------------------           --------------------
                                                       1995           1994           1995            1994
                                                       ----           ----           ----            ----
Interest Income:
  Interest on loans                                   $540,154       $411,573      $1,557,366     $1,205,624
  Interest on mortgage-backed securities                54,007         25,037         117,511         79,454
  Interest and dividends on investments                 37,611         31,551         112,935         92,239
                                                       -------        -------       ---------      ---------
                                                       631,772        468,161       1,787,812      1,377,317
Interest Expense:
  Interest on customer deposits                        274,000        180,584         779,795        512,580
  Interest on advances                                  87,681         69,119         280,087        191,031
  Interest on repurchase agreements                     25,565          8,221          41,169         25,316
  Interest on other borrowings                          57,093         33,051         160,596         96,482
                                                       -------        -------       ---------        -------
                                                       444,339        290,975       1,261,647        825,409
                                                       -------        -------       ---------        -------
     Net Interest Income                               187,433        177,186         526,165        551,908
Provision for loan losses                               14,622         15,996          44,052         50,434
                                                       -------        -------        --------         ------
     Net Interest Income after Provision
          for Loan Losses                              172,811        161,190         482,113        501,474
Non-Interest Income:
  Fees                                                   7,690          6,598          20,399         22,278
  Loss on the sale of securities and
         mortgage-backed securities                       (366)           (73)           (344)          (106)
  Other                                                  3,152          3,261          10,660         10,473
                                                        ------          -----          ------         ------
                                                        10,476          9,786          30,715         32,645

Non-Interest Expense:
  General and administrative:
     Personnel                                          37,692         37,221         111,909        109,139
     Occupancy                                          12,431         11,297          36,406         32,417
     Deposit insurance                                  11,602         10,204          33,162         30,325
     Advertising                                         2,166          2,722           7,620          7,957
     Other                                              14,596         13,691          45,918         41,834
                                                     ---------        -------        --------        -------
                                                        78,487         75,135         235,015        221,672

 Amortization of goodwill arising from acquisitions        527            682           2,393          1,907
                                                     ---------        -------        --------        -------
                                                        79,014         75,817         237,408        223,579
                                                     ---------        -------        --------        -------

Earnings Before Taxes on Income                        104,273         95,159         275,420        310,540
     Taxes on income                                    40,892         39,034         107,545        127,176
                                                     ---------        -------        --------        -------

Net Earnings                                         $  63,381        $56,125        $167,875       $183,364
                                                     =========        =======        ========       ========
Net earnings per share                               $    1.08        $   .91        $   2.86       $   2.91
                                                     =========        =======        ========       ========

                                       Golden West Financial Corporation
                                      Consolidated Statement of Cash Flows
                                                  (Unaudited)
                                             (Dollars in thousands)


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30                   September 30
                                                                 -------------------            -------------------
                                                                 1995           1994            1995           1994
                                                                 ----           ----            ----           ----
Cash Flows From Operating Activities:
  Net earnings                                                   $ 63,381       $ 56,125       $ 167,875   $    183,364

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      14,622         15,996          44,052         50,434
    Amortization of loan fees and discounts                        (5,493)       ( 6,241)        (15,052)       (23,063)
    Depreciation and amortization                                   5,214          4,837          16,402         13,809
    Loans originated for sale                                     (33,002)        (5,596)        (43,488)       (90,083)
    Sales of loans originated for sale                             14,435          5,413          23,982        142,996
    Decrease (increase) in interest earned but uncollected         13,894         (2,747)        (31,986)       (26,929)
    Federal Home Loan Bank stock dividends                         (4,659)        (4,126)        (16,779)       (14,743)
    Decrease (increase) in prepaid expenses and other assets       13,174        (22,852)        (15,222)       (97,591)
    Increase (decrease) in accounts payable and accrued expenses   26,653         (6,949)         18,348         60,867
    Increase (decrease) in taxes on income                         (4,203)       (12,049)         27,772        (14,689)
    Other, net                                                     (8,023)        (5,578)        (21,487)       (18,700)
                                                                   ------         ------         -------        -------
      Net cash provided by operating activities                    95,993         16,233         154,417        165,672

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio             (1,342,404)    (1,777,064)     (4,535,012)    (4,545,842)
    Real estate loans purchased                                      (478)          (880)        (29,923)        (1,744)
    Other, net                                                     (4,117)            44         (60,925)         2,862
                                                                ---------      ---------       ---------      ---------
                                                               (1,346,999)    (1,777,900)     (4,625,860)    (4,544,724)
  Real estate loan principal payments:
    Monthly payments                                              121,752        149,388         384,311        448,882
    Payoffs, net of foreclosures                                  491,202        470,388       1,085,577      1,853,002
    Refinances                                                     50,693         66,835         126,532        261,139
                                                                   ------        -------       ---------      ---------
                                                                  663,647        686,611       1,596,420      2,563,023

  Purchases of mortgage-backed securities available for sales         -0-           (919)         (6,254)        (1,500)
  Purchases of mortgage-backed securities held to maturity        (97,840)       (25,724)        (99,020)       (46,067)
  Sales of mortgage-backed securities available for sale              -0-            -0-           6,396            119
  Repayments of mortgage-backed securities                         63,708         49,903         121,298        279,153
  Proceeds from sales of real estate                               49,743         53,455         151,002        159,315
  Purchases of securities available for sale                   (1,155,102)      (398,094)     (2,627,287)    (2,401,279)
  Sales and maturities of securities available for sale         1,351,080        515,510       2,941,154      2,355,417
  Decrease (increase) in other investments                        166,440        159,400        (284,130)       330,300
  Purchases of Federal Home Loan Bank stock                           -0-            -0-         (13,486)           -0-
  Redemptions of Federal Home Loan Bank stock                         -0-            -0-          12,650          7,775
  Additions to premises and equipment                              (6,358)       (23,639)        (18,232)       (46,877)
                                                                  -------        -------       ---------      ---------
    Net cash used in investing activities                        (311,681)      (761,397)     (2,845,349)    (1,345,345)

                                       Golden West Financial Corporation
                                Consolidated Statement of Cash Flows (Continued)
                                                  (Unaudited)
                                             (Dollars in thousands)


                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                  September 30
                                                                     ------------                  ------------
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                       $ (399,563)  $    466,639   $    713,689   $    687,565
    Interest credited                                             221,341        148,668        626,855        420,084
                                                              -----------   ------------   ------------   ------------
                                                                 (178,222)       615,307      1,340,544      1,107,649

  Additions to Federal Home Loan Bank advances                     25,800         14,000        575,890         37,000
  Repayments of Federal Home Loan Bank advances                  (307,551)        (7,521)    (1,088,118)       (89,543)
  Increase in securities sold under
    agreements to repurchase                                      693,486        246,291      1,263,351        183,813
  Proceeds from medium-term notes                                     -0-            -0-        699,360            -0-
  Repayments of medium-term notes                                     -0-            -0-            -0-       (12,865)
  Repayments of Federal Funds purchased                               -0-            -0-       (250,000)           -0-
  Proceeds from subordinated debt                                     -0-            -0-         99,283            -0-
  Dividends on common stock                                        (4,990)        (4,612)       (14,955)       (14,163)
  Purchase and retirement of Company Stock                         (2,224)       (80,290)        (2,870)      (123,822)
                                                              -----------   ------------   ------------   ------------
    Net cash provided by financing activities                     226,299        783,175      2,622,485      1,088,069
                                                              -----------   ------------   ------------   ------------
Net Increase (Decrease) in Cash                                    10,611         38,011        (68,447)      ( 91,604)
Cash at beginning of period                                       163,383        113,570        242,441        243,185
                                                              -----------   ------------   ------------   ------------
Cash at end of period                                         $   173,994   $    151,581   $    173,994   $    151,581
                                                              ===========   ============   ============   ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                  $   431,106   $    288,514    $ 1,234,984    $   828,705
    Income taxes                                                   45,716         51,362         81,768        142,144
  Cash received for interest and dividends                        645,666        465,414      1,755,826      1,350,388
  Noncash investing activities:
    Loans transferred to foreclosed real estate                    56,287         60,313        162,507        174,468
    Loans securitized into MBS with recourse                      637,122            -0-      2,010,272            -0-

                       Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                   -------------------
                                                                                   1995           1994
                                                                                   ----           ----
         Common Stock:
           Balance at January 1                                                 $    5,859      $  6,393
           Common stock issued upon exercise of stock options                           14            14
           Common stock retired upon purchase of stock                                  (7)         (311)
                                                                                ----------     ---------

           Balance at September 30                                                   5,866         6,096
                                                                                ----------     ---------

         Paid-in Capital:
           Balance at January 1                                                     45,689        40,899
           Common stock issued upon exercise of stock options                        3,351         2,109
                                                                                ----------     ---------

           Balance at September 30                                                  49,040        43,008
                                                                                ----------     ---------

         Retained Earnings:
           Balance at January 1                                                  1,929,740     1,933,593
           Net earnings                                                            167,875       183,364
           Cash dividends on common stock                                          (14,955)      (14,163)
           Retirement of stock                                                      (2,863)     (123,511)
                                                                                ----------     ---------

           Balance at September 30                                               2,079,797     1,979,283
                                                                                ----------     ---------

         Unrealized Gains on Securities Available for Sale:
           Balance at January 1                                                     18,986        84,719
           Change during period                                                     42,472       (49,533)
                                                                                ----------    ----------

           Balance at September 30                                                  61,458        35,186
                                                                                ----------    ----------

         Total Stockholders' Equity at September 30                             $2,196,161    $2,063,573
                                                                                ==========    ==========

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1994, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 1995 and 1994, respectively.

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

                       Golden West Financial Corporation
                              Financial Highlights
                (Dollars in thousands except per share amounts)


                                                                 September 30    September 30    December 31
                                                                     1995            1994            1994
                                                                  -----------    ------------     ----------
  Assets                                                          $ 34,598,272    $ 30,066,501   $ 31,683,741
  Loans receivable                                                  27,951,161      25,670,613     27,071,266
  Mortgage-backed securities                                         3,184,923       1,239,409      1,194,378
  Customer deposits                                                 20,559,933      18,530,133     19,219,389
  Stockholders' equity                                               2,196,161       2,063,573      2,000,274
  Stockholders' equity/total assets                                       6.35%           6.86%          6.31%
  Book value per common share                                     $      37.44     $     33.85    $     34.14
  Common shares outstanding                                         58,663,619      60,961,755     58,589,955
  Yield on loan portfolio                                                 7.68%           6.70%          6.91%
  Yield on investments                                                    6.05%           5.16%          5.42%
  Yield on earning assets                                                 7.58%           6.60%          6.81%
  Cost of deposits                                                        5.22%           4.05%          4.57%
  Cost of borrowings                                                      6.22%           5.23%          5.85%
  Cost of funds                                                           5.57%           4.42%          5.00%
  Yield on earning assets less cost of funds                              2.01%           2.18%          1.81%
  Ratio of nonperforming assets to total assets                           1.08%           1.35%          1.12%
  Ratio of troubled debt restructured to total assets(a)                   .16%            .20%           .23%

  World Savings and Loan Association:
    Net worth                                                    $   2,314,532   $   2,325,607     $2,090,555
    Net worth/total assets                                                7.08%           7.83%          6.74%
    Regulatory capital ratios:
      Tangible capital                                                    6.54%           7.41%          6.26%
      Core capital                                                        6.54%           7.79%          6.64%
      Risk-based capital                                                 13.61%          15.67%         13.54%

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                   September 30
                                                          ---------------------------    ---------------------------
                                                               1995           1994            1995          1994
                                                          ------------   ------------    ------------   ------------
New real estate loans originated                          $  1,375,406   $  1,782,660    $  4,578,500   $  4,635,925
Average yield on new real estate loans                            7.84%          6.35%           7.49%          6.37%
Increase (decrease) in customer deposits                  $   (178,222)  $    615,307    $  1,340,544   $  1,107,649
Net earnings                                                    63,381         56,125         167,875        183,364
Net earnings per share                                            1.08            .91            2.86           2.91
Cash dividends on common stock                                    .085           .075            .255           .225
Average common shares outstanding                           58,681,021     61,655,775      58,637,427     62,955,404

Ratios:(b)
  Net earnings/average net worth                                 11.71%         10.77%          10.65%         11.70%
  Net earnings/average assets                                      .74%           .76%            .67%           .83%
  Net interest income/average assets                              2.18%          2.38%           2.09%          2.51%
  General and administrative expense/average assets                .91%          1.01%            .93%          1.01%

(a)Included in the TDR ratio is 0.04% or $13 million, 0.07% or $20 million, and 0.07% or $22 million, related to the January
1994 Southern California earthquake, as of September 30, 1995 and 1994, and December 31, 1994, respectively.

(b)Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and the nine month period and dividing by four and ten, respectively.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1995 and 1994, and December 31, 1994. The reader is referred to page 46 of the Company's 1994 Form 10-K for similar information for the years 1991 through 1994 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                                    TABLE 1

                                      Consolidated Condensed Balance Sheet


                                                                September 30                December 31
                                                             ------------------             -----------
                                                             1995          1994                1994
                                                             ----          ----                ----
       Assets:
          Cash and investments                                  6.5%       6.7%                  7.2%
          Mortgage-backed securities                            9.2        4.1                   3.8
          Loans receivable                                     80.8       85.4                  85.4
          Other assets                                          3.5        3.8                   3.6
                                                              -----      -----                 -----
                                                              100.0%     100.0%                100.0%
                                                              =====      =====                 =====

       Liabilities and Stockholders' Equity:
          Customer deposits                                    59.4%      61.6%                 60.7%
          Federal Home Loan Bank advances                      17.3       20.7                  20.5
          Securities sold under agreements to repurchase        5.4        2.1                   1.9
          Medium-term notes                                     5.4        2.2                   3.7
          Other liabilities                                     2.4        2.4                   3.1
          Subordinated debt                                     3.8        4.1                   3.8
          Stockholders' equity                                  6.3        6.9                   6.3
                                                              -----      -----                 -----
                                                              100.0%     100.0%                100.0%
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

         The gap table on the following page shows that, as of September 30, 1995, the Company's assets are scheduled to reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Consequently, the COFI reporting lag causes assets to initially reprice two months later than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

                                    TABLE 2

     Repricing of Interest-Earning Assets and Interest-Bearing Liabilities,
                         Repricing Gaps, and Gap Ratio
                             (Dollars in millions)

                                                                        September 30, 1995
                                                                      Projected Repricing(a)
                                                 -------------------------------------------------------------
                                                 0 - 3        4 - 12         1 - 5         Over 5
                                                 Months       Months         Years         Years         Total
                                                 ------       ------         -----         ------        -----
Interest-Earning Assets:
  Investments                                     $ 1,489        $ 188      $   344        $  48        $ 2,069
  Mortgage-backed securities                        2,085          108          472          520          3,185
  Loans receivable:
    Rate-sensitive                                 23,143         1,409         166           -0-        24,718
    Fixed-rate                                         91           264       1,240         1,415         3,010
  Other(b)                                            452           -0-         -0-           -0-           452
  Impact of interest rate swaps and caps              796           193        (309)         (680)          -0-
                                                  -------        ------     -------        -------      -------
  Total                                           $28,056        $2,162     $1 ,913        $1,303       $33,434
                                                  =======        ======     =======        =======      =======

Interest-Bearing Liabilities(c):
  Customer deposits                               $ 7,279        $9,535     $ 3,652        $   94       $20,560
  FHLB advances                                     5,011           412         424           130         5,977
  Other borrowings                                  2,075         1,447         819           710         5,051
  Impact of interest rate swaps and caps            2,788        (1,628)     (1,202)           42           -0-
                                                    -----        ------     -------        ------       -------
  Total                                           $17,153        $9,766     $ 3,693        $  976       $31,588
                                                  =======        ======     =======        ======       =======

  Repricing gap                                   $10,903       $(7,604)    $(1,780)       $  327
                                                  =======       =======     =======        ======
  Cumulative gap                                  $10,903       $ 3,299     $ 1,519        $1,946
                                                  =======       =======     =======        ======
  Cumulative gap as a percentageof total assets      31.5%          9.5%        4.4%
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

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as the Company's principal subsidiary, World Savings and Loan Association (World or Association), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended September 30, 1995 and 1994, and December 31, 1994, World's average regulatory liquidity ratios were 6%, 7%, and 7%, respectively, consistently exceeding the requirement.

         At September 30, 1995 and 1994, and December 31, 1994, the Company had no securities held to maturity or for trading. At September 30, 1995 and 1994, and December 31,1994, the Company had securities available for sale in the amount of $1.2 billion, $1.7 billion, and $1.5 billion, respectively, and unrealized gains on securities available for sale of $89 million, $36 million, and $23 million, respectively. For the impact on stockholders' equity, see page 24.


         Included in the securities available for sale at September 30, 1995 and 1994, and December 31, 1994, were collateralized mortgage obligations
(CMOs) in the amount of $484 million, $720 million, and $668 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At
Septembe 30, 1995,   the  majority  of  the  Company's  CMOs  are fixed-rate
with remaining terms to maturity of five years or less, and these qualify for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         During the first nine months of 1995, the Company securitized $2.0 billion of adjustable rate mortgages (ARMs) into Federal National Mortgage Association (FNMA) COFI-indexed mortgage-backed securities
(MBS), to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

         MBS held to maturity at September 30, 1995 and 1994, and December 31, 1994, were $2.9 billion, $523 million, and $871 million, respectively, including $1.97 billion of FNMA MBS subject to full credit recourse at September 30, 1995. MBS available for sale at September 30, 1995 and 1994, and December 31, 1994, were $298 million, $717 million, and
$323 million,  respectively.  Unrealized  gains on MBS available for sale
at September 30, 1995  and  1994,  and  December 31, 1994,   were  $16 million,
$20 million, and $6 million, respectively. For the impact on stockholders' equity, see page 23.

         Repayments of MBS during the third quarter and first nine months of 1995 were $64 million and $121 million, respectively, compared to $50 million and $279 million in the same periods of 1994.

         At September 30, 1995, $2.0 billion (64%) of the Company's total MBS portfolio were backed by ARMs. Fixed-rate mortgage-backed securities which comprise the other 36% of the total MBS portfolio, are subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on fixed-rate, pass-through mortgage-backed securities tends to decrease because of lower repayments on the underlying mortgages, and, conversely, as interest rates fall, repayments on such securities tend to rise.

         LOAN PORTFOLIO

         LOAN VOLUME

         New loan originations for the three and nine months ended September 30, 1995 amounted to $1.4 billion and $4.6 billion, respectively, compared to $1.8 billion and $4.6 billion for the same periods in 1994. The decline in loan volume in the third quarter of 1995 was due to interest rate decreases which brought down the price of new fixed-rate mortgage loans, making competition from fixed-rate lenders more intense for adjustable rate mortgage lenders, such as the Company. Refinanced loans constituted 31% and 30% of new loan originations for the three and nine months ended September 30, 1995, respectively, compared to 33% and 44% for the three and nine months ended September 30, 1994, respectively.

         The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured in California. For the three and nine months ended September 30, 1995, 53% of total loan originations were on residential properties in California compared to 59% and 64% for the same periods in 1994, respectively. The five largest states, other than California, for originations for the three and nine month periods ended September 30, 1995, were Texas, Illinois, New Jersey, Florida, and Colorado and these amounted to between 3.8% and 7.4% of total originations. Although California originations continue to be a large portion of total originations, the California share of total originations in 1995 decreased compared to 1994, primarily due to both decreased loan volume in California and increased loan volume in markets outside California. The percentage of the total loan
portfolio that is comprised of residential  loans in California   was  74%  at
September 30, 1995,   compared   to  79%  at   September 30, 1994,   and  77%
at December 31, 1994.

         The  tables  on  the   following   two  pages  show  the   Company's
loan   portfolio   by  state  at September 30, 1995, and 1994.

                                    TABLE 3

                            Loan Portfolio by State
                               September 30, 1995
                             (Dollars in thousands)


                          Residential                            Commercial                                     Loans as
                          Real Estate                               Real                           Total          a % of
    State            1 - 4            5+            Land           Estate       Construction     Loans (a)      Portfolio
--------------   ------------    ----------       ---------      ----------     ------------   ------------    ----------
California        $18,869,206     $3,337,180         $  277       $ 74,020           $  -0-     $22,280,683       73.99%
Colorado              818,258        207,409            -0-          7,841              -0-       1,033,508        3.43
Illinois              800,456        177,024            -0-          2,586              -0-         980,066        3.25
Texas                 780,265         68,344            593          1,702              -0-         850,904        2.83
New Jersey            836,725            -0-            -0-          8,440            2,214         847,379        2.81
Florida               654,941            -0-            247          1,424              -0-         656,612        2.18
Washington            347,367        299,209            -0-            796              -0-         647,372        2.15
Virginia              406,260            604            -0-          1,623              -0-         408,487        1.36
Arizona               353,127         40,271            -0-          1,745              -0-         395,143        1.31
Pennsylvania          369,861            -0-            -0-          4,347              -0-         374,208        1.24
Connecticut           302,964            -0-            -0-            -0-              -0-         302,964        1.01
Maryland              267,044            -0-            -0-            610              -0-         267,654        0.89
Oregon                173,120         10,618            -0-          3,789              -0-         187,527        0.62
Nevada                155,791          1,250            -0-            -0-              -0-         157,041        0.52
Kansas                128,558          5,193            -0-            215              -0-         133,966        0.44
Utah                   86,049             66            -0-          2,035              -0-          88,150        0.29
Missouri               65,305          7,138            -0-             77              -0-          72,520        0.24
Minnesota              70,001            -0-            -0-            -0-              -0-          70,001        0.23
Wisconsin              50,876          4,218            -0-            -0-              -0-          55,094        0.18
New York               54,494            -0-            -0-            -0-              -0-          54,494        0.18
Georgia                44,914            -0-            -0-          1,974              -0-          46,888        0.16
Washington, DC         34,591            -0-            -0-            -0-              -0-          34,591        0.11
Ohio                   25,677          2,839            438          5,383              -0-          34,337        0.11
New Mexico             23,325            -0-            -0-            -0-              -0-          23,325        0.08
Delaware               17,862            -0-            -0-            -0-              -0-          17,862        0.06
Idaho                  13,626            -0-            -0-            -0-              -0-          13,626        0.05
North Carolina          9,060            351            -0-          3,026              -0-          12,437        0.04
Other                  50,455         10,893            -0-          4,974              -0-          66,322        0.24
                  -----------     ----------         ------       --------           ------     -----------      ------
  Totals          $25,810,178     $4,172,607         $1,555       $126,607           $2,214      30,113,161       100.0%

FAS 91 deferred loan fees                                                                           (80,366)
Loan discount on purchased loans                                                                     (6,770)
Undisbursed loan funds                                                                               (3,623)
Allowance for loan losses                                                                          (137,377)
LTF interest reserve                                                                                   (512)
TDR interest reserve                                                                                 (5,244)
Loans on customer deposits                                                                           34,774
Consumer loans                                                                                        6,815
                                                                                                 ----------
     Total loan portfolio and loans securitized into FNMA MBS with recourse                      29,920,858
     Loans securitized into FNMA MBS with recourse                                               (1,969,697)(b)
                                                                                                 ----------
     Total loan portfolio                                                                       $27,951,161
                                                                                                ===========

(a)    The Company has no commercial loans.

(b) Loans  amounting  to  $1.97  billion  have  been   securitized   with
full credit recourse into FNMA mortgage-backed securities which can be used to collateralize borrowings. These loans have been reflected in this schedule by state.

                                    TABLE 4

                            Loan Portfolio by State
                               September 30, 1994
                             (Dollars in thousands)


                                    Residential                             Commercial                         Loans as
                                    Real Estate                                Real              Total          a % of
State                        1 - 4              5+             Land          Estate           Loans (a)      Portfolio
-----------             ---------------   ------------- -   ----------    --------------   ---------------   ----------
California                  $17,073,781        $3,272,319       $  293           $83,959       $20,430,352        78.98%
Colorado                        637,409           151,320          -0-             8,632           797,361         3.08
Illinois                        551,839           157,661          -0-             4,868           714,368         2.76
New Jersey                      594,290                40          -0-               155           594,485         2.30
Washington                      263,322           229,284          -0-               824           493,430         1.91
Texas                           442,100             3,240          607             1,792           447,739         1.73
Florida                         410,158               -0-          342             2,142           412,642         1.60
Virginia                        320,910               791          -0-             1,736           323,437         1.25
Arizona                         236,714             9,818          -0-             1,828           248,360         0.96
Pennsylvania                    226,061               -0-          -0-             4,978           231,039         0.89
Connecticut                     218,598               -0-          -0-               -0-           218,598         0.85
Maryland                        183,772               -0-          -0-               654           184,426         0.71
Oregon                          138,442             8,246          -0-             3,966           150,654         0.58
Kansas                          121,968             5,347          -0-               230           127,545         0.49
Nevada                          113,252             1,343          -0-               -0-           114,595         0.44
Missouri                         60,254             8,060          -0-                79            68,393         0.26
New York                         58,568               169          -0-               -0-            58,737         0.23
Utah                             52,216                71          -0-             2,213            54,500         0.21
Georgia                          50,459               -0-          -0-             2,545            53,004         0.20
Ohio                             32,297             3,762          835             6,508            43,402         0.17
Wisconsin                        19,737             3,746          -0-               -0-            23,483         0.09
Washington DC                    18,612               -0-          -0-               -0-            18,612         0.07
New Mexico                       11,708               -0-          -0-               -0-            11,708         0.05
Minnesota                         6,192               -0-          -0-               -0-             6,192         0.02
Idaho                             5,421               -0-          -0-               -0-             5,421         0.02
Delaware                          5,057               -0-          -0-               -0-             5,057         0.02
Other                            20,251               486          -0-            10,478            31,215         0.13
                            -----------        ----------       ------          --------        ----------       ------
  Totals                    $21,873,388        $3,855,703       $2,077          $137,587        25,868,755       100.00%
                            ===========        ==========       ======          ========                         ======

FAS 91 deferred loan fees                                                                          (95,173)
Loan discount on purchased loans                                                                    (7,141)
Undisbursed loan funds                                                                              (2,839)
Allowance for loan losses                                                                         (123,262)
LTF interest reserve                                                                                  (809)
TDR interest reserve                                                                                (3,098)
Loans on customer deposits                                                                          29,910
Consumer loans                                                                                       4,270
                                                                                               -----------
  Total loan portfolio                                                                         $25,670,613
                                                                                               ===========

(a)    The Company has no commercial loans.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS)composed of rate-sensitive loans was 90% at September 30, 1995, compared to 89% at September 30, 1994 and December 31, 1994. The Company's ARM originations constituted approximately 94% of new mortgage loans made in the first nine months of 1995 compared to 90% in the first nine months of 1994, and 88% and 97% for the third quarters of 1995 and 1994, respectively.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 13.16%, or 5.67% above the actual weighted average rate at September 30, 1995, versus 13.49%, or 7.18% above the weighted average rate at September 30, 1994.

         Approximately $5.2 billion of the Company's loans have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of September 30, 1995, $561 million of these
loans were  at  their  rate   floors.   The   weighted   average   floor  rate
on these loans was 7.85% at September 30, 1995. Without the floor, the average yield on these loans would have been 7.54%.

         Loan repayments, consisting of monthly loan amortization, payoffs, and refinances, remained at very low levels during the third quarter and first nine months of 1995. Repayments for the three and nine months ended September 30, 1995 were $664 million and $1.6 billion, respectively, compared to $687 million and $2.6 billion in the same periods of 1994.
The decrease in loan repayments is primarily due to the winding down of the refinancing boom by mid 1994 and favorable rates on COFI ARMs.

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

         The table on the following page shows the components of the Company's nonperforming assets and TDRs, And the ratios to total assets.

                                    TABLE 5

              Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                                 September 30              December 31
                                                              1995             1994             1994
                                                          -----------      -----------      ------------
      Non-accrual loans                                  $    301,586      $    342,192     $   284,103
      Real estate acquired through
        foreclosure, net                                       70,727            62,239          70,981
      Real estate in judgment                                     107               805             390
                                                         ------------      ------------     -----------
      Total nonperforming assets                         $    372,420      $    405,236     $   355,474
                                                         ============      ============     ===========
      TDRs(a)                                            $     56,493      $     61,608     $    78,727
                                                         ============      ============     ===========

      Ratio of nonperforming assets to total assets              1.08%             1.35%           1.12%

      Ratio of TDRs to total assets(a)                           0.16%             0.20%           0.23%

      Ratio of NPAs and TDRs to total assets(a)                  1.24%             1.55%           1.35%

(a) At September 30, 1995 and 1994, and December 31, 1994, respectively, $13 million or 0.04%, $20 million or 0.07%, and $22 million or 0.07% of TDRs were related to the January 1994 Southern California earthquake.

         The Company continues to closely monitor all delinquencies, and takes appropriate steps to protect its interests. Interest on non-accrual loans, (loans greater than 90 days past due) is fully-reserved and amounted to $5 million and $14 million in the third quarter and first nine months of 1995, respectively, compared to $4 million and $14 million in the same periods of 1994. Interest foregone on TDRs amounted to $482 thousand and $1.5 million for the three and nine months ended September 30, 1995, respectively, compared to $220 thousand and $465 thousand for the three and nine months ended September 30, 1994.

         The tables on the following two pages show the Company's nonperforming assets by state at September 30, 1995, and 1994.

                                                    TABLE 6

                         Nonperforming Assets by State
                               September 30, 1995
                             (Dollars in thousands)


                       Non-Accrual Loans (a)             Real Estate Owned
               -------------------------------    -----------------------------
                     Residential    Commercial                       Commercial                    NPAs
                     Real Estate       Real         Residential         Real        Total       as a % of
State             1 - 4         5+    Estate      1 - 4       5+       Estate        NPAs       Loans (b)
----------    ---------   ---------- ---------    -------   -------   --------   ---------    ----------
California    $251,455     $12,691     $413       $52,335   $12,650    $3,716    $333,260         1.50%
Colorado         1,658          64      -0-            49       -0-       -0-       1,771         0.17
Illinois         2,531       1,078      -0-           859       400       -0-       4,868         0.50
Texas            2,301         -0-      -0-           307       -0-       -0-       2,608         0.31
New Jersey      10,218         -0-        2           412       -0-       -0-      10,632         1.25
Florida          2,678         -0-       84           234       -0-       -0-       2,996         0.46
Washington         783         -0-      -0-           335       -0-       -0-       1,118         0.17
Virginia         2,044         -0-      -0-           326       -0-       -0-       2,370         0.58
Arizona          1,138         -0-      -0-           -0-       -0-       -0-       1,138         0.29
Pennsylvania     2,222         -0-      -0-           -0-       -0-       -0-       2,222         0.59
Connecticut      3,307         -0-      -0-           (90)      -0-       -0-       3,217         1.06
Maryland           405         -0-      -0-           213       -0-       -0-         618         0.23
Oregon             608         -0-      -0-           -0-       -0-       -0-         608         0.32
Nevada             557         -0-      -0-           113       -0-       -0-         670         0.43
Kansas             561          40      -0-            21       -0-       -0-         622         0.46
Utah               122         -0-      -0-           -0-       -0-       -0-         122         0.14
Missouri           407         -0-      -0-            32       -0-       -0-         439         0.61
Minnesota          -0-         -0-      -0-           -0-       -0-       -0-         -0-         0.00
Wisconsin          -0-         -0-      -0-           -0-       -0-       -0-         -0-         0.00
New York         2,929         -0-      -0-           724       -0-       -0-       3,653         6.70
Georgia          1,046         -0-      -0-           -0-       -0-       -0-       1,046         2.23
Washington,DC      -0-         -0-      -0-           -0-       -0-       -0-         -0-         0.00
Ohio               -0-         -0-       58            17       154       -0-         229         0.67
New Mexico           1         -0-      -0-           -0-       -0-       -0-           1         0.00
Delaware           -0-         -0-      -0-           -0-       -0-       -0-         -0-         0.00
Idaho              -0-         -0-      -0-           -0-       -0-       -0-         -0-         0.00
North Carolina      80         -0-      -0-           -0-       -0-       -0-          80         0.64
Other              105         -0-      -0-           -0-       -0-       -0-         105         0.16
               -------     -------     ----       ------   -------     ------     -------         ----
  Totals      $287,156     $13,873     $557       $55,887   $13,204    $3,716     374,393         1.24
              ========     =======     ====       =======   =======    ======                     ----

REO general valuation allowance                                                    (1,973)        0.00
                                                                                 --------         ----
  Total nonperforming assets                                                     $372,420         1.24%
                                                                                 ========         ====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

(b) Loans amounting to $1.97 billion have been securitized with full credit recourse into FNMA mortgage-backed securities which can be used to collateralize borrowings. These loans and related nonperforming assets have been reflected in this schedule by state.

                                    TABLE 7

                         Nonperforming Assets by State
                               September 30, 1994
                             (Dollars in thousands)

                         Non-Accrual Loans (a)                  Real Estate Owned
                      ----------------------------         --------------------------
                      Residential       Commercial                          Commercial                NPAs
                      Real Estate           Real           Residential        Real      Total      as a % of
    State          1 - 4         5+         Estate        1 - 4       5+      Estate      NPAs        Loans
----------       ---------   ----------   --------      --------   ------   --------   ---------   ---------
California        $274,958      $25,550     $  990       $47,826   $ 7,034   $ 4,471    $360,829    1.77%
Colorado             1,810          -0-      3,141           177       -0-       153       5,281    0.66
Illinois             3,145          774        -0-           244       -0-       -0-       4,163    0.58
New Jersey          10,866          -0-        -0-         1,676       -0-       -0-      12,542    2.11
Washington             519          -0-        -0-           121       -0-       -0-         640    0.13
Texas                1,003          -0-        -0-           351       -0-       -0-       1,354    0.30
Florida              2,493          -0-        372           418       -0-       -0-       3,283    0.80
Virginia             1,687          -0-        -0-           147       -0-       -0-       1,834    0.57
Arizona              1,608          -0-        -0-           -0-       -0-       -0-       1,608    0.65
Pennsylvania         1,899          -0-        -0-            66       -0-       -0-       1,965    0.85
Connecticut          3,890          -0-        -0-          (252)      -0-       -0-       3,638    1.66
Maryland               514          -0-        -0-           678       -0-       -0-       1,192    0.65
Oregon                 324          -0-        -0-           -0-       -0-       -0-         324    0.22
Kansas                 602           40        -0-           266       -0-       -0-         908    0.71
Nevada                 560          -0-        -0-           -0-       -0-       -0-         560    0.49
Missouri               359           44        -0-           117       287       -0-         807    1.18
New York             3,492          -0-        -0-           778       -0-       -0-       4,270    7.27
Utah                   125          -0-        -0-           -0-       -0-       -0-         125    0.23
Georgia              1,026          -0-        -0-           211       -0-       -0-       1,237    2.33
Ohio                    40          -0-        211           -0-       -0-       -0-         251    0.58
Wisconsin              -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Washington DC          -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
New Mexico               4          -0-        -0-           -0-       -0-       -0-           4    0.03
Minnesota              -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Idaho                  -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Delaware               -0-          -0-        -0-           -0-       -0-       -0-         -0-    0.00
Other                  146          -0-        -0-           -0-       -0-       -0-         146    0.47
                 ---------      -------     ------       -------   -------   -------     -------    ----
   Totals        $ 311,070      $26,408     $4,714       $52,824   $ 7,321   $ 4,624     406,961    1.57
                 =========      =======     ======       =======   =======   =======

REO general valuation allowance                                                           (1,725)  (0.00)
                                                                                        --------    ----
  Total nonperforming assets                                                            $405,236    1.57%
                                                                                        ========    ====

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

         The Company provides allowances for losses on impaired loans and real estate owned when significant and permanent declines in value are identified. The Company utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors that reflect current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Using these trends, management is able to estimate a range of loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are fegularly reviewed to determine potential problems. Where indicated, specific valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1995, and 1994.

                                                    TABLE 8

                                      Changes in Allowance for Loan Losses
                                             (Dollars in thousands)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30                September 30
                                                       --------------------------    ---------------------------
                                                           1995           1994           1995            1994
                                                       -----------    -----------    ------------   ------------
  Beginning allowance for loan losses                  $    133,682   $    118,587   $    124,003   $    106,698
  Provision charged to expense                               14,622         15,996         44,052         50,434
  Less loans charged off                                    (11,087)       (11,621)       (31,997)       (34,646)
  Add recoveries                                                160            300          1,319            776
                                                       ------------   ------------   ------------   ------------
  Ending allowance for loan losses                     $    137,377   $    123,262   $    137,377   $    123,262
                                                       ============   ============   ============   ============

  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)                   .15%           .18%           .14%           .18%
                                                        ===========   ============    ===========   ============

  Ratio of allowance for loan losses to
    nonperforming assets                                                                     36.9%          30.4%
                                                                                      ===========    ===========

         The Company has provided for any known losses related to the January 1994 Southern California earthquake. The September 30, 1995 reserve for loan losses included $4 million in loss reserves specifically identified for earthquake losses.

         MORTGAGE SERVICING RIGHTS

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995. However, earlier application is encouraged. Golden West has yet to determine whether to adopt SFAS 122 early; however, if adopted during 1995, the impact on the Company's financial condition and results of operations is not expected to be material.

         CUSTOMER DEPOSITS

         The Association's deposits are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) to a maximum of $100,000 per depositor. The FDIC also administers a separate Bank Insurance Fund (BIF) applicable to commercial banks and other non-SAIF insured institutions. As of November 10, 1995, legislation is currently pending in Congress which provides for a one-time assessment of approximately 0.80% of total deposits, as of March 31, 1995, to be paid by SAIF members such as the Association. Also, under certain circumstances, it provides for a merger of the BIF and the SAIF. Under the legislation as currently proposed, the Association's one-time assessment, on an after-tax basis, would be approximately $95 million, based on total Association deposits of approximately $20 billion as of March 31, 1995. In addition, it is expected that, after payment of the one-time assessment by SAIF-member institutions, the FDIC would lower the insurance premiums paid by SAIF members to a rate equal to the rate paid by BIF members. Currently, SAIF members pay a higher rate than BIF members. The pending legislation is subject to change and there is no certainty that it will be enacted.

         If the legislation passes in its current form and becomes law in 1995, and the one-time special assessment is charged against results of operations, the one-time assessment would have a material impact on the Company's 1995 results of operations. However, there would not be any effect on the Association's status as a "well capitalized" institution, nor would there be any material, adverse effect on the Association's liquidity.

         Customer deposits decreased during the third quarter of 1995 by $178 million, including interest credited of $221 million, compared to an
increase  of  $615 million,   including   interest   credited  of $149 million,
in the  third  quarter  of 1994.  Customer  deposit  balances  in the first
nine  months of 1995 increased by  $1.3 billion,   including   interest
credited of $627 million, compared to an increase of $1.1 billion, including interest credited of $420 million, in the first nine months of 1994. The net increase in customer deposits during the first nine months of 1995 resulted primarily from ongoing marketing efforts and competitive rates offered by the Company on its insured accounts in 1995. However, in the third quarter of 1995, rates on new certificates of deposit trended downward causing some customers to seek higher returns elsewhere in uninsured investments, resulting in a net outflow for the quarter.

         The table below shows the Company's customer deposits by interest rate and by remaining maturity at September 30, 1995, and 1994.

                                    TABLE 9

                               Customer Deposits
                             (Dollars in millions)


                                                                            September 30
                                                                  ------------------------------------------------
                                                                         1995                        1994
                                                                  -----------------        -----------------------
                                                                  Rate*      Amount          Rate*          Amount
                                                                  -----    ----------      ----------   ----------
      Customer deposits by interest rate:
      Interest-bearing checking accounts                            1.25%   $      733           1.27%  $      726
      Passbook accounts                                             2.23           583           2.16          667
      Money market deposit accounts                                 3.14         1,379           2.95        2,048
      Term certificate accounts with original maturities of:
          4 weeks to 1 year                                         5.52         8,538           3.75        4,151
          1 to 2 years                                              5.59         3,950           4.27        5,890
          2 to 3 years                                              5.48         2,179           4.58        1,895
          3 to 4 years                                              5.31           698           5.25          849
          4 years and over                                          6.43         2,076           5.58        2,084
      Retail jumbo CDs                                              5.76           420           4.81          208
      All other                                                     7.72             4           7.80           12
                                                                            ----------                  ----------
                                                                            $   20,560                  $   18,530
                                                                            ==========                  ==========

      Customer deposits by remaining maturity:
      No contractual maturity                                               $    2,695                  $
                                                                                                             3,441
      Maturity within one year:
          4th quarter                                                            4,584                       3,112
          1st quarter                                                            4,628                       3,174
          2nd quarter                                                            3,689                       1,780
          3rd quarter                                                            1,217                       1,604
                                                                             ---------                   ---------
                                                                                14,118                       9,670

         1 to 2 years                                                            2,095                       3,236
         2 to 3 years                                                              752                         901
         3 to 4 years                                                              601                         508
         4 years and over                                                          299                         774
                                                                            ----------                  ----------
                                                                            $   20,560                  $   18,530
                                                                            ==========                  ==========

* Weighted average interest rate, including the effect of certain interest rate swaps and caps used in interest rate risk management.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from the FHLB, also known as "advances", to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. FHLB advances amounted to $6.0 billion at September 30, 1995, compared to $6.2 billion and $6.5 billion at September 30, 1994, and December 31, 1994, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the FHLB, typically utilizing MBS from the Company's portfolio. Reverse Repos with dealers, banks and the FHLB amounted to $1.9 billion, $627 million, and $602 million at September 30, 1995 and 1994, and December 31, 1994, respectively.

         OTHER BORROWINGS

         In June 1995, the Company issued $100 million of subordinated debt. The debt will mature July 1, 2002 and has a note rate of 6.70%. At September 30, 1995 Golden West, at the parent level, had principal amounts outstanding of $1.1 billion of subordinated debt. As of September 30, 1995, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. In 1995, the Company, filed a new shelf registration with the Securities and Exchange Commission for the sale of up to $300 million of subordinated debt securities, which became effective on July 28, 1995.

         World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at September 30, 1995. World had medium-term notes outstanding with principal amounts of $1.9 billion at September 30, 1995, compared to $664 million at September 30, 1994, and $1.2 billion at December 31, 1994. As of September 30, 1995, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at September 30, 1995, the full amount was available for issuance. As of September 30, 1995, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first nine months of 1995 as a result of earnings and increased market values of securities available for sale. Unrealized gains on securities and MBS available for sale included in stockholders' equity at September 30, 1995 and 1994, and December 31, 1994, were $62 million, $33 million, and $17 million, respectively. Also included in stockholders' equity at September 30, 1995, are unrealized losses on MBS transferred to held to maturity of $296 thousand, compared to unrealized gains of $2 million at September 30, 1994, and December 31, 1994.

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

         In 1993 and 1994, Golden West's Board of Directors authorized the purchase, by the Company, of up to a total of 6.3 million shares of its common stock. On August 1, 1995, the Company's Board authorized the purchase of up to an additional 10%, or approximately 5.9 million shares, of Golden West's outstanding common stock. As of September 30, 1995, 5.8 million shares had been repurchased and retired at a cost of $226.3 million, 68 thousand of which were purchased and retired at a cost of $2.9 million during the first nine months of 1995. The remaining number of shares authorized for repurchase is 6.3 million as of September 30, 1995.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as World, to meet certain minimum capital requirements. The table on the following page shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at September 30, 1995 and 1994.

                                    TABLE 10

                       World Savings and Loan Association
                           Regulatory Capital Ratios
                             (Dollars in thousands)



                         September 30, 1995                                     September 30, 1994
              -----------------------------------------        ---------------------------------------------
                      ACTUAL              REQUIRED                    ACTUAL                    REQUIRED
              --------------------   ------------------        ---------------------------------------------
              Capital        Ratio   Capital      Ratio        Capital       Ratio       Capital       Ratio
              -------     --------   --------    -----         -------       -----       -------       -----
Tangible      $2,123,471   6.54%    $  487,097    1.50%      $ 2,191,727      7.41%    $  443,548       1.50%
Core           2,123,471   6.54        974,194    3.00         2,302,614      7.79        887,096       3.00
Risk-based     2,441,239  13.61      1,434,813    8.00         2,607,182     15.67      1,331,353       8.00


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

         The table below compares World's regulatory capital to the well capitalized classification of capital standards at September 30, 1995.


                                    TABLE 11

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                               September 30, 1995
                             (Dollars in thousands)


                                                  ACTUAL                       WELL CAPITALIZED
                                         ----------------------          ------------------------
                                           Capital       Ratio             Capital        Ratio
                                         -----------   ---------         ----------     ---------
       Leverage                         $   2,123,471       6.54%        $  1,623,656       5.00%
       Tier 1 risk-based                    2,123,471      11.84            1,076,110       6.00
       Total risk-based                     2,441,239      13.61            1,793,516      10.00


         The table on the following page shows a reconciliation of World's equity capital to regulatory capital under these OTS regulations at September 30, 1995.

                                    TABLE 12

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                               September 30, 1995
                             (Dollars in thousands)


                                                                                    Core/         Tier 1         Total
                                        Equity       Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                        Capital       Capital        Equity        Capital        Capital       Capital
                                      ----------    ---------     ----------     -----------    ----------    -----------
Common stock                          $       150
Paid-in surplus                           233,441
Retained earnings                       2,021,511
Unrealized gains on securities
  available for sale                       59,430
                                      -----------
Equity capital                        $ 2.314,532   $ 2,314,532   $  2,314,532   $ 2,314,532     $2,314,532   $$ 2,314,532
                                      ===========
Positive goodwill                                      (208,295)      (208,295)     (208,295)      (208,295)      (208,295)
Negative goodwill                                        76,664         76,664        76,664         76,664         76,664
Gain on securities available for sale                   (59,430)       (59,430)      (59,430)       (59,430)       (59,430)
Equity/other investments                                                                                              (456)
Subordinated debt                                                                                                  199,246
General valuation allowance                                                                                        118,978
                                                    -----------   ------------   -----------    -----------   ------------
Regulatory capital                                  $ 2,123,471   $  2,123,471   $ 2,123,471    $ 2,123,471   $  2,441,239
                                                    ===========   ============   ===========    ===========   ============
Total assets                          $32,668,619
                                      ===========
Adjusted total assets                               $32,473,118   $32,473,118    $32,473,118
                                                    ===========   ===========    ===========
Risk-weighted assets                                                                            $17,935,162    $17,935,162
                                                                                                ===========    ===========
CAPITAL RATIO -  ACTUAL                      7.08%         6.54%         6.54%          6.54%         11.84%         13.61%
                                      ===========   ===========   ===========    ===========    ===========    ===========

Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                            5.00%          6.00%         10.00%
                                                                                 ===========    ===========    ===========

  Adequately capitalized, equal to or greater than         1.50%                        4.00%          4.00%          8.00%
                                                    ===========                  ===========    ===========    ===========

  Undercapitalized, less than                              1.50%                        4.00%          4.00%          8.00%
                                                    ===========                  ===========    ===========    ===========

  Significantly undercapitalized, less than                                             3.00%          3.00%          6.00%
                                                                                 ===========    ===========    ===========

  Critically undercapitalized, equal to or less than                      2.00%
                                                                  ============

         RESULTS OF OPERATIONS

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1995 and 1994, and December 31, 1994.

                                    TABLE 13

                            Yield on Earning Assets,
                       Cost of Funds, and Primary Spread,
                    Including Effect of Purchase Accounting


                                                            September 30                  December 31
                                                       --------------------               -----------
                                                       1995            1994                   1994
                                                       ----            ----                   ----
       Yield on loan portfolio                          7.68%         6.70%                   6.91%
       Yield on investments                             6.05          5.16                    5.42
                                                        ----          ----                    ----
       Yield on earning assets                          7.58          6.60                    6.81
                                                        ----          ----                    ----
       Cost of customer deposits                        5.22          4.05                    4.57
       Cost of borrowings                               6.22          5.23                    5.85
                                                        ----          ----                    ----
       Cost of funds                                    5.57          4.42                    5.00
                                                        ----          ----                    ----
       Primary spread                                   2.01%         2.18%                   1.81%
                                                        ====          ====                    ====

         The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets. In general, the repricing of ARM portfolios tends to lag market interest rate changes because of certain loan features which restrain monthly adjustments. Additionally, yield changes on COFI ARMs are also held back by the lags built into the index. Interest rate changes, including both the recent declines and the prior upward trend experienced in 1994 and early 1995, had important influences on the Company's primary spread. The lower spread at September 30, 1995, as compared to September 30, 1994, was caused by the lingering effects of the significant upward trend in interest rates which occurred in 1994 and early 1995. Specifically, when interest rates rose, the cost of borrowings increased more quickly than the yield on assets which are comprised primarily of ARMs tied to COFI. The Company's spread declined gradually, but steadily, from September 30, 1994, dropping to 1.71% by March 31, 1995. As interest rates decreased in the second quarter and subsequently stabilized, the spread increased to 2.01% by September 30, 1995.

         The Company enters into interest rate swaps and caps as a part of its interest rate risk management strategy. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swaps and caps decreased net interest income by $6 million and $24 million for the three and nine months ended September 30, 1995, as compared to decreases of $3 million and $18 million for the same periods in 1994.

         The table on the following page summarizes the unrealized gains and losses for interest rate swaps and caps at September 30, 1995 and 1994.

                                TABLE 14

                            Supplemental Schedule of
          Unrealized Gains and Losses on Interest Rate Swaps and Caps
                             (Dollars in thousands)

                                         September 30, 1995                         September 30, 1994
                               --------------------------------------    ---------------------------------------
                                                              Net                                        Net
                               Unrealized    Unrealized    Unrealized      Unrealized   Unrealized    Unrealized
                                  Gains        Losses     Gain (Loss)        Gains        Losses     Gain (Loss)
                               ----------    ----------   -----------    ------------  -----------   -----------
Interest rate caps               $    84     $    -0-      $     84        $   259      $    -0-      $    259
Interest rate swaps               27,998      (62,254)      (34,256)        93,668       (79,950)       13,718
                                 -------     --------      --------        -------      --------       -------
Total                            $28,082     $(62,254)     $(34,172)       $93,927      $(79,950)      $13,977
                                 =======     ========      ========        =======      ========       =======





                                    TABLE 15

               Schedule of Interest Rate Swaps and Caps Activity
                         (Notional amounts in millions)



                                                                    Nine Months Ended
                                                                   September 30, 1995
                                      ---------------------------------------------------------------------------
                                          Receive          Pay                         Forward        Interest
                                           Fixed          Fixed          Basis         Starting         Rate
                                           Swaps          Swaps          Swaps(a)       Swaps           Caps
                                       -----------    -----------    ------------   ------------   --------------
Balance at December 31, 1994              $4,991         $2,225          $200           $135          $300

Additions                                    219            -0-            43            -0-            -0-
Maturities/amortization                   (1,649)          (335)          -0-            -0-            (45)
Terminations                                 -0-            -0-           -0-            -0-            -0-
Forward starting becoming effective          125            -0-           -0-           (125)           -0-
Other                                        -0-            -0-           -0-            -0-            -0-
                                          ------         ------          ----           ----           ----
Balance, September 30, 1995               $3,686         $1,890          $243           $ 10           $255
                                          ======         ======          ====           ====           ====

(a)  Receives based upon one index, pays based upon another index.

         The range of floating interest rates received on swap contracts in the first nine months of 1995 was 5.13% to 7.02%, and the range of floating interest rates paid on swap contracts was 4.37% to 6.69%. The range of fixed interest rates received on swap contracts in the first nine months of 1995 was 3.91% to 9.68% and the range of fixed interest rates paid on swap contracts was 4.09% to 9.54%.

         The table on the following page shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1995 and 1994, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 16

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30              September 30
                                                              ------------------        -------------------
                                                              1995          1994         1995          1994
                                                              ----          ----         ----          ----
   Interest on loans                                          84.1%         86.1%         85.6%         85.5%
   Interest on mortgage-backed securities                      8.4           5.3           6.5           5.6
   Interest and dividends on investments                       5.9           6.6           6.2           6.6
                                                               ---           ---           ---           ---
                                                              98.4          98.0          98.3          97.7
   Less:
     Interest on customer deposits                            42.7          37.8          42.9          36.4
     Interest on advances and other borrowings                26.5          23.1          26.5          22.2
                                                              ----          ----          ----          ----
                                                              69.2          60.9          69.4          58.6

   Net interest income                                        29.2          37.1          28.9          39.1
     Provision for loan losses                                 2.3           3.4           2.4           3.6
                                                               ---           ---           ---           ---
   Net interest income after provision for loan losses        26.9          33.7          26.5          35.5

   Add:
     Fees                                                      1.2           1.3           1.1           1.6
     Loss on the sale of securities and
       mortgage-backed securities                             (0.1)          0.0           0.0           0.0
     Other non-interest income                                 0.5           0.7           0.6           0.7
                                                               ---           ---           ---           ---
                                                               1.6           2.0           1.7           2.3
   Less:
     General and administrative expenses                      12.2          15.7          13.0          15.7
     Amortization of goodwill                                  0.1           0.1           0.1           0.1
     Taxes on income                                           6.3           8.2           5.9           9.0
                                                               ---           ---           ---           ---
     Net earnings                                              9.9%         11.7%          9.2%         13.0%
                                                               ===          ====           ===          ====

                  INTEREST ON LOANS

         In the third quarter of 1995, interest on loans was higher than in the comparable 1994 period by $129 million or 31.2%. The increase in the third quarter of 1995 was due to a $2.8 billion increase in the average portfolio balance and a 118 basis point increase in the average portfolio yield. For the first nine months of 1995 interest on loans was higher than the comparable 1994 period by $352 million or 29.2%. The increase was due to a $3.4 billion increase in the average portfolio balance and a 89 basis point increase in the average portfolio yield.

                  INTEREST ON MORTGAGE-BACKED SECURITIES

         In the third quarter of 1995 interest on mortgage-backed securities was higher than in the comparable 1994 period by $29 million or 115.7%. The 1995 increase was due primarily to a $1.6 billion increase in the average portfolio balance, which was partially offset by a 63 basis point decrease in the average portfolio yield. For the first nine months of 1995, interest on mortgage-backed securities was higher than in the comparable 1994 period by $38 million or 47.9% due to a $753 million increase in the average portfolio balance, which was partially offset by a 56 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse this year as discussed on page 11.

                  INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 1995, interest and dividends on investments were $6 million or 19.2% higher than for the same period in 1994. The increase was primarily due to a 104 basis point increase in the average portfolio yield and a $12 million increase in the average portfolio balance. For the first nine months of 1995,interest and dividends on investments was $21 million or 22.4% higher than for the same period in 1994. The increase was primarily due to a 145 basis point increase in the average portfolio yield, which was partially offset by a $103 million decrease in the average portfolio balance.

                  INTEREST ON CUSTOMER DEPOSITS

         In the third quarter of 1995, interest on customer deposits increased by $93 million or 51.7% from the comparable period of 1994. The third quarter increase was due to a $2.3 billion increase in the average deposit balance and a 135 basis point increase in the average costof deposits. For the first nine months of 1995, interest on customer deposits was $267 million or 52.1% higher than for the same period of 1994. The nine month increase was primarily due to a 129 basis point increase in the average cost of deposits and a $2.5 billion increase in the average balance of deposits.

                  INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the third quarter and first nine months of 1995, interest on advances and other borrowings increased by $60 million or 54.3% and $169 million or 54.0%, respectively, from the comparable periods of 1994. The third quarter increase was primarily due to a $2.2 billion increase in the average balance and a 112 basis point increase in the average cost of these borrowings. The nine month increase was primarily due to a $1.7 billion increase in the average balance and a 134 basis point increase in the average cost of these borrowings.
                  PROVISION FOR LOAN LOSSES

         The provision for loan losses was $14.6 million and $44.1 million, respectively, for the three and nine months ended September 30, 1995, compared to $16.0 million and $50.4 million for the same periods in 1994. The lower provisions in 1995 reflect lower charge-offs and the slowly improving economy in California.

                  GENERAL AND ADMINISTRATIVE EXPENSES

         For the third quarter and first nine months of 1995, general and administrative expenses (G&A) increased by $3.4 million or 4.5% and $13.3 million or 6.0%, respectively, from the comparable periods in 1994. The primary reasons for the increases in 1995 were the growth in savings deposits and general inflation. G&A as a percentage of average assets on an annualized basis was 0.91% and 0.93% for the third quarter and first nine months of 1995, respectively, compared to 1.01% for the same periods in 1994.

                  TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain acquisitions. The purchase accounting portion of income is not subject to tax.

         The corporate tax rates for the third quarter and first nine months of 1995 were 39.2% and 39.0%, respectively, compared to 41.0% for the same periods a year ago. The decrease in the third quarter and first nine months of 1995 tax rate is the result of tax benefits from past acquisitions and the final settlement ofprior year tax audits.

                  LIQUIDITY AND CAPITAL RESOURCES

         World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt or equity, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at September 30, 1995, and 1994, and December 31, 1994, see the cash and investments section on page 12.

         The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest on subordinated debt securities, dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 24), and general and administrative expenses. At September 30, 1995 and 1994, and December 31,
1994, Golden West's total cash and investments amounted to $802 million, $771 million (including a $400 million short-term loan to the Association), and $938 million (including a $250 million short-term loan to World), respectively.

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

                       GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 13, 1995.               J. L. Helvey
                                         J. L. Helvey
                                         Group Senior Vice President
                                         (duly authorized and principal financial
                                         officer)

                                   EXHIBIT 11

                       Golden West Financial Corporation
                 Statement of Computation of Earnings Per Share
                (Dollars in thousands except per share amounts)

                                              Three Months Ended                Nine Months Ended
                                                 September 30                      September 30
                                            ---------------------             ---------------------
                                            1995             1994             1995             1994
                                            ----             ----             ----             ----
Line 1:
  Average Number of Common
     Shares Outstanding                   58,681,021       61,655,775        58,637,427       62,955,404
                                          ==========      ===========        ==========       ==========


Line 2:
  Net Earnings                            $   63,381      $    56,125        $  167,875        $ 183,364
                                          ==========      ===========        ==========        =========


Line 3:
  Earnings Per Common Share
     (Line 2 divided by Line 1)           $     1.08       $      .91        $     2.86        $    2.91
                                          ==========       ==========        ==========        =========
