Form 10-K405
period 1995-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1996-03-28
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1995
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-2080059
----------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 1901 Harrison Street, Oakland, California                        94612
-------------------------------------------------       ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (510) 446-3420
                                                        ----------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
-----------------------------        -----------------------------------------
Common Stock, $.10 par value         New York St
ock Exchange, Inc., Pacific
                                     Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                    X YES   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 29, 1996, was $2,973,968,612. The number of shares outstanding of the Registrant's common stock on February 29, 1996, was 58,745,059 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference               Applicable Part of Form 10-K
-----------------------------------               ----------------------------
Proxy Statement Dated March 15, 1996,                        Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

                                     PART I

ITEM 1.  BUSINESS

REGISTRANT

         Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings and loan business through its wholly owned subsidiary, World Savings and Loan Association, a Federal Savings and Loan Association (World or Association), and a savings bank business through its savings bank subsidiaries, World Savings Bank, a Federal Savings Bank (WFSB), and World Savings Bank, a State Savings Bank, (WSSB). The Association, WFSB and WSSB are referred to collectively as the "Insured Institutions" or "Insured Subsidiaries". Golden West also has two other subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-end registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s twelve portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

         World, whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. World became a federally chartered savings and loan association in September 1981. For the years ended December 31, 1995, 1994 and 1993, World's net earnings were $272 million, $257 million and $286 million, respectively. World's assets totaled $30.4 billion and $31.0 billion at yearends 1995 and 1994, respectively.

         During 1995, Golden West acquired Watchung Hills Bank for Savings of New Jersey and renamed it World Savings Bank, a Federal Savings Bank. WFSB is a federally chartered savings bank, with deposits insured by the FDIC Bank
Insurance Fund (BIF) and its home office is in Warren, New Jersey. As of December 31, 1995, WFSB had assets of $4.0 billion. For the year ended December 31, 1995, WFSB incurred a $3.5 million loss. As a BIF-insured institution, WFSB's FDIC insurance premiums currently are assessed at a lower rate than FDIC insurance premiums of SAIF-insured institutions such as the Association.

         Golden West is operating its insured subsidiaries in a manner that enhances customer service, including, for example, permitting customers to earn higher yields that reflect the benefits of lower FDIC insurance premiums and allowing customers to maximize FDIC insurance coverage by placing deposits at more than one insured institution. In this regard, products of WFSB are made available through WFSB's own offices, through offices of the Association in an arrangement where the Association acts as agent for WFSB, and through offices shared by the Association and WFSB. As of November 30, 1995, WFSB deposit accounts were available through all Association branches. In addition, customers of each of Golden West's insured subsidiaries can transact most business on their accounts at any insured subsidiary's branch offices. Interest rates set on deposit accounts offered by the Association and WFSB are based on market conditions and funding needs. Each insured subsidiary reimburses the other for services provided in these arrangements.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the Homeowners Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. The Association is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank
(FHLB) of San Francisco. The Association's savings accounts are insured by the FDIC SAIF, up to the maximum amounts provided by law. WFSB is a member of the FHLB system and owns stock in the FHLB of New York. WFSB's savings accounts are insured by the FDIC BIF, also up to the maximum amounts provided by law. The Company, the Association, and WFSB are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of business that can be engaged in, and capital requirements. The Association and WFSB are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

         As of December 31, 1995, the Company operated 118 savings branch offices in California, 48 in Colorado, 23 in Florida, 16 in Texas, ten in Kansas, nine in Arizona, and nine in New Jersey. The Company also operates 221 loan origination offices of which 190 are located in the states listed above. The remaining 31 loan origination offices are located in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin. Of the 221 loan offices, 18 are fully-staffed offices that are located in the same premises as savings branch offices and 105 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

         On January 20, 1995, the Company acquired Watchung Hills Bank for Savings of New Jersey with $48 million in deposits and three branches in New Jersey and renamed it World Savings Bank, a Federal Savings Bank. That same month, the Company sold seven Colorado branches with $153 million in deposits to First Security Bank of Fort Lupton.

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

OPERATIONS

         The   principal   business   of  the   Company,   through  the  Insured
Subsidiaries, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS) -- securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Insured Subsidiaries operations are also provided through earnings, loan repayments, borrowings from the Federal Home Loan Banks, and debt collateralized by mortgages, MBS, or other securities. In addition, the Insured Subsidiaries had a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, sales of loans, issuance of negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         The principal sources of funds for the holding company, Golden West, are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its Insured Subsidiaries, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

CUSTOMER DEPOSIT ACTIVITIES

         Customer  deposit  flows are  affected  by changes in general  economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. The Company's certificate accounts are issued in non-negotiable form through its branch offices. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates.

         Customer deposits increased $1.6 billion during 1995, including interest credited of $847 million and including $153 million from a divestiture, and $48 million from an acquisition, compared to an increase of $1.8 billion, including interest credited of $585 million and including $78 million from acquisitions during 1994. Customer deposits increased $936 million in 1993, including $567 million of interest credited, $320 million from acquisitions, and $264 million of divestitures. The increase in deposits in 1995 reflected growth in deposits at WFSB which more than offset a decline in deposits at the Association. The increase in customer deposits during 1995 resulted from ongoing marketing efforts and competitive rates offered by the Company on its insured accounts in 1995. Customer funds were attracted during 1994 as a result of aggressive promotions by the Company and by an improvement in the savings market as interest rates rose throughout most of that year. Consumer funds were attracted in 1993 as a result of special promotions in the Company's savings market.

         The table below summarizes the Company's customer deposits by original term to maturity at December 31.

                                     TABLE 1

                                Customer Deposits
                          by Original Term to Maturity
                                 ($000s Omitted)

                                    1995           1994            1993           1992           1991
                                -----------    -----------     ----------     ----------     -----------
    Interest-bearing checking    $  750,160    $   730,290     $  736,767     $  710,851     $   574,068
    Passbook.  .  . . . . . . .     567,890        638,905        611,606        541,701         391,205
    Money market
        deposit accounts. . . .   1,291,501      1,818,426      2,378,087      2,731,338       2,310,518
    Term certificate accounts with
        original maturities of:
        4 weeks to 1 year. . .    9,358,705      5,159,037      4,334,208      4,762,359       6,148,044
        1 to 2 years . . . . .    3,599,540      5,636,301      4,614,059      3,494,606       4,415,462
        2 to 3 years . . . . .    2,128,392      1,997,826      1,448,779      1,246,978         907,858
        3 to 4 years . . . . .      651,787        817,631      1,149,108      1,267,707       1,232,213
        4 years and over . . .    2,065,785      2,098,984      2,021,350      1,612,784         730,057
        Retail jumbo CDs . . .      430,647        312,413        109,250         94,651          82,331
    All other  . . . . . . . .        3,503          9,576         19,270         23,271          26,754
                                -----------    -----------     ----------     ----------     -----------
    Total customer deposits. .  $20,847,910    $19,219,389     $17,422,484    $16,486,246    $16,818,510
                                ============   ===========     ===========    ===========    ===========

         The table below sets forth the Company's customer deposits by interest rate at December 31.

                                     TABLE 2

                       Customer Deposits by Interest Rate
                                 ($000s Omitted)

                                                            1995                1994
                                                       ------------          -----------
            0.00 %   --   4.00%  . . . . . . . . .     $  3,059,070          $ 6,040,355

            4.01 %   --   6.00%  . . . . . . . . .       13,333,303           10,309,411

            6.01 %   --   8.00%  . . . . . . . . .        4,434,384            2,789,033

            8.01 %   --  10.00%  . . . . . . . . .            6,239               62,805

           10.01 %   --  12.00%  . . . . . . . . .           14,814               17,685

           12.01 %   --  14.00%  . . . . . . . . .              100                  100

                                                       ------------          -----------
                                                       $ 20,847,910          $19,219,389
                                                       ============          ===========

         The table below shows the maturities of customer deposits at December 31, 1995, by interest rate.

                                     TABLE 3

                           Customer Deposit Maturities
                                by Interest Rate
                                 ($000s Omitted)

                                                                               2000 and
                               1996(a)         1997        1998       1999     thereafter      Total
                             -------------  ----------   --------   --------   ----------   -----------
  0.00 %    --   4.00 %      $ 3,041,492    $   15,733   $    -0-   $  1,845   $    -0-     $ 3,059,070
  4.01 %    --   6.00 %       11,730,834     1,085,251    312,236    106,502     98,480      13,333,303
  6.01 %    --   8.00 %        2,321,711     1,156,331    299,084    528,965    128,293       4,434,384
  8.01 %    --  10.00 %            2,083         1,829      1,738        560         29           6,239
 10.01 %    --  12.00 %               92            84      5,184        354      9,100          14,814
 12.01 %    --  14.00 %              -0-           100        -0-        -0-        -0-             100
                             -----------    ----------   --------   --------   --------     -----------
                             $17,096,212    $2,259,328   $618,242   $638,226   $235,902     $20,847,910
                             ===========    ==========   ========   ========   ========     ===========

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As of December 31, 1995, the aggregate amount outstanding of time certificates of deposits in amounts of $100,000 or more was $2.2 billion, of which, $431 million were jumbo CDs. The Company does not use brokers to acquire certificates of deposit. The following table presents the maturity of these time certificates of deposit at December 31, 1995.
                                     TABLE 4

   Maturities of Time Certificate of Deposit Equal to or Greater than $100,000
                                 ($000s Omitted)

          3 months or less                         $  800,868
          Over 3 months through 6 months              510,789
          Over 6 months through 12 months             430,121
          Over 12 months                              450,716
                                                    ---------
                                                   $2,192,494
                                                   ==========

         More information regarding customer deposits is included in Note J to the Financial Statements included in Item 14.

BORROWINGS

         The Company generally may borrow from the FHLBs of San Francisco and New York upon the security of a) the capital stock of the FHLBs owned by the Company, b) certain of its residential mortgage loans or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as negotiated with the FHLBs. At December 31, 1995, the Company had $6.4 billion in FHLB advances outstanding, compared to $6.5 billion at yearend 1994.

         From time to time, the Company enters into reverse repurchase agreements with selected major government securities dealers, selected large banks, or the FHLB of San Francisco. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved, usually less than one year. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

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

         The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers, banks, and the FHLB of San Francisco amounted to $1.8 billion at December 31, 1995, compared to $602 million at yearend 1994. The $1.8 billion balance at December 31, 1995 includes $1.5 billion in FHLB of San Francisco MBS Reverse Repos with maturities ranging from 1996 to 1998.

         In 1995, the Company issued $100 million of subordinated debt. The debt will mature July 1, 2002 and has a note rate of 6.70%. At December 31, 1995, Golden West, at the parent level, had principal amounts outstanding of $1.1 billion of subordinated debt. As of December 31, 1995, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. On July 26, 1995, the Company filed a new shelf registration with the Securities and Exchange Commission for the sale of up to $300 million of subordinated debt securities.

         World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance as of December 31, 1995. The Association had $1.6 billion of medium-term notes outstanding at December 31, 1995, under prior registrations compared to $1.2 billion at yearend 1994. As of December 31, 1995, the Association's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes, all of which, as of December 31, 1995, was available for issuance. As of December 31, 1995, the Association had outstanding a total of $200 million of subordinated notes. As of December 31, 1995, World's subordinated notes were rated A2 and A from Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

         The table below sets forth the composition of the Company's borrowings at December 31.

                                                      TABLE 5

                                             Composition of Borrowings
                                                  ($000s Omitted)

                                    1995           1994           1993         1992         1991
                                -----------     ----------     ----------   ----------   ----------
FHLB advances. . . . . . . . .  $ 6,447,201     $6,488,418     $6,281,691   $5,499,363   $4,159,796
Reverse repurchase agreements     1,752,171        316,865        205,821      372,409      302,400
Dollar reverse repurchase
  agreements. . . . . . . .          65,772        284,956        237,053      184,301      349,813
Medium-term notes . . . . . .     1,597,507      1,164,079        676,540       81,267      166,750
Federal funds purchased. . ..           -0-        250,000            -0-          -0-          -0-
Other borrowings. . . . . . .           -0-            -0-            -0-          -0-       21,395
Subordinated debt. . . . . . .    1,322,392      1,221,559      1,220,061      921,701      625,105
                                -----------     ----------     ----------   ----------   ----------
Total borrowings. . . . .       $11,185,043     $9,725,877     $8,621,166   $7,059,041   $5,625,259
                                ===========     ==========     ==========   ==========   ==========
Weighed average interest rate
    of total borrowings. . . .        6.15%          5.85%          4.69%        5.58%        7.48%
                                ===========      =========      =========   ==========   ==========

         More information concerning the borrowings of the Company is included in Notes K, L, M, N, and O to the Financial Statements which are included in
Item 14.

LENDING ACTIVITIES

         Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the power to originate loans in any part of the United States. The Company is currently originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, New Jersey, Oregon, Pennsylvania, South Dakota, Texas, Utah, Virginia, Washington, Washington D.C., and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Customer deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1995, and 1994.

         The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1995, and 1994.

                                                      TABLE 6

                                              Loan Portfolio by State
                                                 December 31, 1995
                                                  ($000s Omitted)

                              Residential
                              Real Estate                    Commercial                                   Loans
                      ----------------------------              Real                      Total          as a % of
      State              1 - 4          5+         Land        Estate      Construction   Loans(a)       Portfolio
-------------------   -----------   -----------  --------   ------------   ------------  -------------   ---------
California            $19,000,477   $3,342,510   $  273     $ 72,321       $  -0-        $22,415,581        73.22%
Colorado                  836,664      210,219      -0-        7,573          -0-          1,054,456         3.44
Illinois                  841,771      181,265      -0-        2,445          -0-          1,025,481         3.35
Texas                     826,476       75,965      590        1,678          -0-            904,709         2.96
New Jersey                865,935          413      -0-        7,577        1,471            875,396         2.86
Florida                   705,373           57      221        1,185          -0-            706,836         2.31
Washington                356,723      310,095      -0-          788          -0-            667,606         2.18
Arizona                   428,584       52,695      -0-        1,723          -0-            483,002         1.58
Virginia                  423,737          -0-      -0-        1,592          -0-            425,329         1.39
Pennsylvania              390,564          -0-      -0-        4,160          -0-            394,724         1.29
Connecticut               314,352          -0-      -0-          -0-          -0-            314,352         1.03
Maryland                  274,410          -0-      -0-          598          -0-            275,008         0.90
Oregon                    177,785       10,598      -0-        2,901          -0-            191,284         0.62
Nevada                    158,059        1,225      -0-          -0-          -0-            159,284         0.52
Kansas                    130,168        5,172      -0-          211          -0-            135,551         0.44
Utah                       95,500           65      -0-        1,988          -0-             97,553         0.32
Minnesota                  80,432          -0-      -0-          -0-          -0-             80,432         0.26
Missouri                   65,763        7,077      -0-          -0-          -0-             72,840         0.24
Wisconsin                  59,289        4,213      -0-          -0-          -0-             63,502         0.21
New York                   53,245          -0-      -0-           23          -0-             53,268         0.17
Georgia                    42,858          -0-      -0-        2,090          -0-             44,948         0.15
Washington DC              35,785          -0-      -0-          -0-          -0-             35,785         0.12
Ohio                       23,932        2,601      427        5,210          -0-             32,170         0.11
New Mexico                 25,398          -0-      -0-          -0-          -0-             25,398         0.08
Delaware                   19,041          -0-      -0-          -0-          -0-             19,041         0.06
Idaho                      15,034          -0-      -0-          -0-          -0-             15,034         0.05
North Carolina              8,992          327      -0-        2,951          -0-             12,270         0.04
Other                      28,726           31      -0-        4,913          -0-             33,670         0.10
                      -----------   ----------   ------     --------      -------         ----------       ------
  Totals              $26,285,073   $4,204,528   $1,511     $121,927       $1,471         30,614,510       100.00%
                      ===========   ==========   ======     ========      =======                          ======

SFAS 91 deferred loan fees                                                                   (77,283)
Loan discount on purchased loans                                                              (6,262)
Undisbursed loan funds                                                                        (3,568)
Allowance for loan losses                                                                   (141,988)
Loans to facilitate (LTF) interest reserve                                                      (482)
Troubled debt restructured (TDR) interest reserve                                             (4,167)
Loans on customer deposits                                                                    33,279
                                                                                         -----------
  Total loan portfolio and loans securitized with FNMA with
recourse                                                                                  30,414,039
Loans securitized with FNMA with recourse                                                 (2,232,686)(b)
                                                                                         -----------
  Total loan portfolio                                                                   $28,181,353
                                                                                         ===========

(a)    The Company has no commercial loans.
(b) During 1995, loans amounting to $2.3 billion were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities. The December 31, 1995 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                                      TABLE 7

                                              Loan Portfolio by State
                                                 December 31, 1994
                                                  ($000s Omitted)


                                 Residential
                                 Real Estate                    Commercial                    Loans as
                         -------------------------                Real           Total         a % of
       State                1 - 4            5+        Land      Estate        Loans (a)     Portfolio
-------------------      ------------   ----------    -------   --------     -----------     -----------
California               $17,760,372    $3,299,657    $  289    $ 82,917     $21,143,235      77.52%
Colorado                     692,843       160,443       -0-       8,514         861,800       3.16
Illinois                     639,709       161,397       -0-       2,990         804,096       2.95
New Jersey                   652,257            40       -0-         151         652,448       2.39
Texas                        537,218        11,732       603       1,771         551,324       2.02
Washington                   289,847       255,196       -0-         817         545,860       2.00
Florida                      465,573           -0-       319       1,852         467,744       1.72
Virginia                     355,608           742       -0-       1,709         358,059       1.31
Arizona                      280,037        24,837       -0-       1,808         306,682       1.12
Pennsylvania                 270,409           -0-       -0-       4,828         275,237       1.01
Connecticut                  244,191           -0-       -0-         -0-         244,191       0.90
Maryland                     217,713           -0-       -0-         643         218,356       0.80
Oregon                       150,078         9,094       -0-       3,923         163,095       0.60
Kansas                       123,964         5,324       -0-         225         129,513       0.47
Nevada                       123,414         1,321       -0-         -0-         124,735       0.46
Missouri                      60,758         8,252       -0-          78          69,088       0.25
Utah                          60,383            70       -0-       2,170          62,623       0.23
New York                      57,602           168       -0-         -0-          57,770       0.21
Georgia                       49,386           -0-       -0-       2,479          51,865       0.19
Ohio                          30,502         3,083       640       6,609          40,834       0.15
Wisconsin                     30,093         3,964       -0-         -0-          34,057       0.12
Washington D.C.               23,202           -0-       -0-         -0-          23,202       0.09
Minnesota                     20,793           -0-       -0-         -0-          20,793       0.08
New Mexico                    14,823           -0-       -0-         -0-          14,823       0.05
North Carolina                 9,439           419       -0-       3,120          12,978       0.05
Delaware                       9,690           -0-       -0-         -0-           9,690       0.04
Idaho                          7,464           -0-       -0-         -0-           7,464       0.03
Other                         13,876            43       -0-       7,423          21,342       0.08
                         -----------    ----------    ------    --------     -----------      -----
  Totals                 $23,191,244    $3,945,782    $1,851    $134,027      27,272,904     100.00%
                         ===========    ==========    ======    ========                     =======

SFAS 91 deferred loan fees                                                       (92,861)
Loan discount on purchased loans                                                  (6,663)
Undisbursed loan funds                                                            (2,781)
Allowance for loan losses                                                       (124,003)
LTF interest reserve                                                                (792)
TDR interest reserve                                                              (4,998)
Loans on customer deposits                                                        30,460
                                                                             -----------
  Total loan portfolio                                                       $27,071,266
                                                                             ===========

(a)    The Company has no commercial loans.

         The table below sets forth the composition of the Company's loan portfolio (excluding mortgage-backed securities) by type of collateral at December 31.

                                                      TABLE 8

                                        Loan Portfolio by Type of Security
                                                  ($000s Omitted)

                                      1995        1994         1993          1992          1991
                                  -----------  -----------  -----------   ------------   -----------
Loans collateralized primarily
   by first deeds of trusts:
   One-to four-family units ..    $24,071,421  $23,217,564  $20,197,613   $18,487,247    $17,065,371
   Over four-family units. . .      4,205,050    3,946,446    3,785,673     3,509,105      2,989,908
   Commercial real estate. . .        122,396      134,189      153,396       176,900        214,706
   Construction loans. . . . .          1,471          -0-          580           580            580
   Land. . . . . . . . . . . .          1,511        1,851        2,407         1,763          1,989
Loans on customer deposits . .         33,279       30,460       32,012        33,230         36,607
Less:
   Undisbursed loan funds. . .          3,568        2,781        1,882         2,687          1,924
   Unearned fees and discounts         88,194      105,314      112,751       109,446         92,472
   Unamortized discount arising
       from acquisitions . . .         20,025       27,146       37,779        57,092         79,297
  Allowance for loan losses. .        141,988      124,003      106,698        70,924         48,036
                                  -----------  -----------  -----------   -----------    -----------
                                  $28,181,353  $27,071,266  $23,912,571   $21,968,676    $20,087,432
                                  ===========  ===========  ===========   ===========    ===========

     At December 31, 1995, 99% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

   The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1995.

                                     TABLE 9

                            Loans Due After One Year
                                 ($000s Omitted)

                 Adjustable Rate             $24,988,306
                 Fixed Rate                    3,124,336
                                             -----------
                                             $28,112,642
                                             ===========

         The table on the following page sets forth information concerning new loans made by the Company during 1995, 1994, and 1993 by type and purpose of loan.

                                    TABLE 10

                    New Loan Originations By Type and Purpose
                                 ($000s Omitted)


                          1995                               1994                             1993
                -----------------------------   ------------------------------    -------------------------------
                No. of                 % of     No. of                  % of      No. of                  % of
Type            Loans      Amount     Total     Loans      Amount       Total     Loans       Amount      Total
--------       -------  ----------    -------   ------   ------------   -----     ------    ----------    -------
Residential    38,742   $5,274,785    88.7%     42,543   $5,769,339      86.9%    41,999    $5,459,456    85.2%
(one unit)
Residential
(2 to 4 units)  1,679      223,177      3.7      2,194      307,480       4.6      2,380       351,349     5.5
Residential
(5or more units)  898      451,102      7.6      1,073      560,834       8.5      1,209       598,972     9.3
Commercial
 real estate      -0-          -0-      0.0        -0-          -0-       0.0          1         2,100     0.0
                -----   ----------    ------   -------   ----------    ------    -------    ----------   -----
Totals         41,319   $5,949,064    100.0%    45,810   $6,637,653     100.0%    45,589    $6,411,877   100.0%
               ======   ==========    ======   =======   ==========    =======   =======    ==========   ======

                          1995                             1994                              1993
            --------------------------------   ---------------------------------    --------------------------------
            No. of                     % of      No. of                     % of     No. of                    % of
Purpose     Loans         Amount      Total      Loans       Amount        Total      Loans       Amount      Total
--------    -------     ----------    -------   -------    ------------   -------   ---------  -----------   ------
Purchase     28,343     $4,046,605     68.0%     26,973    $3,941,719     59.4%      18,236    $2,654,769     41.4%
Refinance    12,976      1,902,459     32.0      18,837     2,695,934     40.6       27,353     3,757,108     58.6
            -------     ----------    -----      ------    ----------     -----      ------    ----------    ------
Totals       41,319     $5,949,064    100.0%     45,810    $6,637,653    100.0%      45,589    $6,411,877    100.0%
            =======     ==========    =====      ======    ==========    ======      =======   ==========    ======

Note: During 1995, 1994, and 1993, the Company also purchased $31 million, $69 million, and $14 million, respectively, of residential loans (not included above) of which $26 million, $60 million, and $304 thousand, respectively, were on one-unit residential properties.

         New loan originations in 1995, 1994, and 1993 amounted to $5.9 billion, $6.6 billion, and $6.4 billion, respectively. Refinanced loans constituted 32% of new loan originations in 1995 compared to 41% in 1994 and 59% in 1993. The decline in loan volume in 1995 was due to interest rate decreases during 1995 which brought down the price of new fixed-rate mortgage loans (FRMs), making competition from fixed-rate lenders more intense for adjustable rate lenders, such as the Company. However, in 1994, as interest rates rose over the levels seen in the prior year, adjustable rate loans (ARMs) proved to be a more affordable alternative to FRMs and the Company was able to increase market share. The strong origination results in 1993 were due to the refinancing boom of the early 1990s, which peaked in 1993, as many homeowners took advantage of historically low interest rates and traded in older, higher-rate loans for less expensive ones. The total portfolio growth for the years ended December 31, 1995, and 1994, were $1.1 billion or 4% and $3.2 billion or 13%, respectively. Had there not been $2.3 billion of loans securitized into MBS during 1995, the loan portfolio growth in 1995 would have been $3.3 billion or 12%, similar to the 1994 growth.

         The primary source of mortgage origination is loans secured by residential properties in California. The loans originated in California decreased to $3.1 billion in 1995 from $4.1 billion in 1994 and $4.7 billion in 1993. Residential loans originated in California as a percentage of total originations were 53% in 1995, 62% in 1994 and 73% in 1993. The five largest states, other than California, for originations for the year ended December 31, 1995 were Texas, Illinois, Colorado, Florida and New Jersey with a combined total of 28% of total originations. Although California originations continue to be a large portion of total originations, the California share of total originations decreased in 1995 as compared to 1994, primarily due to both decreased loan volume in California and increased loan volume in markets outside of California. The increase in total originations in 1994 as compared to 1993 was due to the increased penetration by the Company in markets outside of California.

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

         Pursuant to these powers, the Company began offering adjustable rate mortgages (ARMs) in the early 1980s and this type of mortgage continues to be the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 90% at yearend 1995 compared to 89% at yearend 1994 and 87% at yearend 1993. Despite the resurgence of fixed-rate mortgages, Golden West's ARM originations constituted approximately 93% of new mortgage loans made by the Company in 1995 and 1994, compared with 75% in 1993.

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

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 13.11%, or 5.62% above the actual weighted average rate at December 31, 1995, versus 13.36%, or 6.83% above the weighted average rate at yearend 1994.

         Approximately $5.2 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1995, $545 million of these ARM loans had reached their rate floors. The weighted average floor rate on these loans was 7.85% at yearend 1995 compared to 7.56% at yearend 1994. Without the floor, the average yield on these loans would have been 7.35% at December 31, 1995 and 6.47% at December 31, 1994.

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

         The Company originates loans through offices that are staffed by employees who primarily contact local real estate brokers regarding possible lending opportunities. All loan applications are completed, reviewed, and approved in the loan field offices and forwarded to the Company's central offices in San Antonio, Texas, for processing.

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

         The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 90% of the appraised value of single-family residences. During 1995, 1994 and 1993, the great majority of all loans originated in excess of 80% of the appraised value of the property carried mortgage insurance except loans to facilitate the sale of REO. During 1995, 6% of loans originated were in excess of 80% of the appraised value of the residence. Approximately 8% and 3% of loans originated in 1994 and 1993, respectively, were in excess of 80% of the appraised value of the residence. The Company requires title insurance for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are securities for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most having original terms of 30 years. However, the majority of such loans remain outstanding for a shorter period of time.

         To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and to institutional investors. Beginning in 1995, the Company began sales to FNMA of whole loans with recourse. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

         The Company sold $142 million of loans during 1995 compared to $146 million and $432 million in 1994 and 1993, respectively. The Company recognized pre-tax gains of $443 thousand in 1995 compared to $1.7 million in 1994 and $5.7 million in 1993. The Company originated $169 million of loans held for sale during 1995 compared to $94 million in 1994 and $443 million in 1993. The loans held for sale portfolio had a balance of $32 million at December 31, 1995, and is carried at the lower of cost or market.

         At December 31, 1995, the Company was engaged in servicing approximately $3.1 billion of loan participations and whole loans for others including $2.3 billion of loans serviced for FNMA with recourse. For the year ended December 31, 1995, fees received for such servicing activities totaled $7 million, or approximately three-tenths of one percent of total revenues compared to $3 million or approximately one-tenth of one percent of total revenues for the year ended December 31, 1994.

         The Company also purchases, on a selective basis and only after strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1995, 1994, and 1993 amounted to $31 million, $69 million, and $14 million, respectively.

         Loan repayments consist of monthly loan amortization, loan payoffs, and loan refinances. During 1995, 1994, and 1993, repayments amounted to $2.3 billion, $3.2 billion, and $3.8 billion, respectively. The decrease in repayments in 1995 compared to 1994 and 1994 as compared with 1993 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio.

         In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. In 1995 and 1994, the Company responded to increased competition from fixed-rate lenders by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

         The table below sets forth information relating to interest rates and loan fees charged for the years indicated.


                                    TABLE 11

        Weighted Average Interest Rates and Fees on New Loan Originations

                                            1995    1994    1993   1992   1991
                                            ----    ----    ----   ----   ----
       Weighted average interest rate
          on new real estate loans
          originated (a). . . .             7.56%   6.44%   6.86%  8.06%  9.83%

       Weighted average loan fees
          received on new real estate
          loans originated (a). . . .        .25%    .29%    .59%   .81%   .85%

(a) excludes loans purchased

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995. However, if it were applied to the Company's 1995 financial statements, the impact would not be material.

ASSET QUALITY

         If a borrower fails to make required payments on a loan, the Company usually takes steps required under applicable law to foreclose upon the security for the loan. If a delinquency is not cured, the property is generally acquired by the Company in a foreclosure sale or by taking a deed in lieu of foreclosure. If the applicable period of redemption by the borrower (which varies from state to state and by method of foreclosure pursued) has expired, the Company is free to sell the property. The property may then be sold generally with a loan conforming to normal loan requirements, or with a "loan to facilitate sale" which is so designated if the loan involves terms more favorable to the borrower than those normally permitted.

         Various antideficiency and homeowner protective provisions of state law may limit the remedies available to lenders when a residential mortgage borrower is in default. The effect of these provisions, in most cases, is to limit the Company to foreclosing upon, or otherwise obtaining ownership of, the property securing the loan after default and to prevent the Company from recovering from the borrower any deficiency between the amount realized from the sale of such property and the amount owed by the borrower.

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans that are 90 days or more past due) and real estate acquired through foreclosure. Loans in-substance foreclosed were no longer classified as part of the real estate held for sale portfolio upon adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as of January 1, 1993. At December 31, 1995, 1994, and 1993, loans in-substance foreclosed were included in the Company's total loan portfolio. The Company had previously measured loan impairment in accordance with the methods prescribed in SFAS 114; thus; the amounts for all years shown in Table 12 on the following page are comparable. No interest is recognized on nonaccrual loans.

         The  table   below  sets  forth  the   components   of  the   Company's
nonperforming assets and the ratio of nonperforming assets to total assets at December 31.

                                    TABLE 12

                              Nonperforming Assets
                                 ($000s Omitted)

                                       1995        1994        1993       1992      1991
                                     --------    --------   ---------   --------  --------
Non-accrual loans                    $314,086    $284,103   $330,062    $263,065  $232,803
Real estate acquired
    through foreclosure                75,158      70,981     62,724      56,642    38,163
Loans in-substance foreclosed             -0-         -0-        -0-       9,351     6,908
Real estate in judgment                   443         390      1,366       1,030     4,049
                                     --------    --------   --------    --------  --------
Total nonperforming assets           $389,687    $355,474   $394,152    $330,088  $281,923
                                     ========    ========   ========    ========  ========
TDRs                                 $ 45,222    $ 72,827   $ 37,190    $ 13,038  $ 18,360
                                     ========    ========   ========    ========  ========

Ratio of nonperforming
    assets to total assets               1.11%       1.12%      1.37%       1.27%     1.16%
                                     ========    ========   =========    =======  ========

Ratio of TDRs to total assets            .13%         .23%       .13%        .06%      .08%
                                     ========    ========   =========    =======  ========

Ratio of NPAs and TDRs to
    total assets                        1.24%        1.35%      1.50%       1.33%     1.24%
                                     =======     ========   ========     =======  ========

         The level of NPAs during the past three years has remained relatively flat even though the loan portfolio has continued to grow. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans greater than 90 days past due) is fully-reserved and amounted to $18 million in 1995, $17 million in 1994, and $20 million in 1993.

         The Company's troubled debt restructured (TDRs) were $45 million, or 0.13% of assets, at December 31, 1995, compared to $73 million, or 0.23% of assets, at yearend 1994 and $37 million, or 0.13% of assets, at yearend 1993. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $1.8 million in 1995 compared to $811 thousand in 1994 and $275 thousand in 1993.

         The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1995, and 1994.

                                                  TABLE 13

                                       Nonperforming Assets by State
                                             December 31, 1995
                                              ($000s Omitted)

                        Non-Accrual Loans (a)
                ------------------------------------
                                                                Real Estate Owned
                     Residential                  ------------------------------------                 NPAs as
                     Real Estate        Commercial        Residential       Commercial      Total      a % of
      State      1 - 4          5+      Real Estate     1 - 4       5+      Real Estate    NPAs(b)     Loans
--------------  --------     -------    ----------   ----------  ---------  -----------  ----------    --------
California      $265,179     $8,075     $  808        $53,231    $16,969    $3,574       $347,836      1.55%
Colorado           1,308         64      3,069            -0-        -0-       -0-          4,441      0.42
Illinois           3,098        472        -0-            599        342       -0-          4,511      0.44
Texas              2,004        -0-        -0-            -0-        -0-       -0-          2,004      0.22
New Jersey        10,541        -0-        603            355        -0-       -0-         11,499      1.31
Florida            2,956        -0-        149            398        -0-       -0-          3,503      0.50
Washington           520        -0-        -0-            319        -0-       -0-            839      0.13
Arizona            1,052        -0-        -0-             51        -0-       -0-          1,103      0.23
Virginia           1,231        -0-        -0-            604        -0-       -0-          1,835      0.43
Pennsylvania       2,209        -0-        -0-            -0-        -0-       -0-          2,209      0.56
Connecticut        3,130        -0-        -0-            384        -0-       -0-          3,514      1.12
Maryland             796        -0-        -0-            -0-        -0-       -0-            796      0.29
Oregon               538        -0-        -0-            -0-        -0-       -0-            538      0.28
Nevada               793        -0-        -0-            114        -0-       -0-            907      0.57
Kansas               719         40        -0-            -0-        -0-       -0-            759      0.56
Utah                 122        -0-        -0-            -0-        -0-       -0-            122      0.13
Minnesota            -0-        -0-        -0-            -0-        -0-       -0-            -0-      0.00
Missouri             402        171        -0-            -0-        -0-       -0-            573      0.79
Wisconsin            -0-        -0-        -0-            -0-        -0-       -0-            -0-      0.00
New York           2,664        -0-        -0-            683        -0-       -0-          3,347      6.28
Georgia              917        -0-        -0-             50        -0-       -0-            967      2.15
Washington DC          7        -0-        -0-            -0-        -0-       -0-              7      0.02
Ohio                  71        -0-         58              1        -0-       154            284      0.88
New Mexico             1        -0-        -0-            -0-        -0-       -0-              1      0.00
Delaware             -0-        -0-        -0-            -0-        -0-       -0-            -0-      0.00
Idaho                -0-        -0-        -0-            -0-        -0-       -0-            -0-      0.00
North Carolina        41        -0-        -0-            -0-        -0-       -0-             41      0.33
Other                278        -0-        -0-            -0-        -0-       -0-            278      0.83
                --------       ------   ------        -------    -------   -------       --------      ----
  Totals        $300,577       $8,822   $4,687        $56,789    $17,311    $3,728        391,914      1.28
                ========       ======   ======        =======    =======   =======

REO general valuation allowance                                                            (2,227)    (0.01)
                                                                                         --------     -----
                                                                                         $389,687      1.27%
                                                                                         ========     =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued. (b) During 1995, loans amounting to $2.3 billion were securitized with full recourse into FNMA mortgage-backed securities. The December 31, 1995 balance of the related nonperforming assets are reflected in the amounts above.


                                    TABLE 14

                          Nonperforming Assets by State
                                December 31, 1994
                                 ($000s Omitted)



                           Non-Accrual Loans (a)
                      --------------------------------            Real Estate Owned
                          Residential                       -------------------------------                  NPAs as
                         Real Estate        Commercial        Residential        Commerical     Total        a % of
     State            1 - 4         5+     Real Estate      1 - 4        5+      Real Etsate     NPAs        Loans
----------------     --------    --------  -----------     --------    -------   -----------   ---------    ------
California           $234,923    $10,795     $870          $56,690     $9,242     $3,716        $316,236     1.50%
Colorado                1,497        287      -0-               19         43        -0-           1,846     0.21
Illinois                3,520        892      -0-               84        -0-        -0-           4,496     0.56
New Jersey             10,241        -0-      -0-            1,068        -0-        -0-          11,309     1.73
Texas                   1,736        -0-      -0-              -0-        -0-        -0-           1,736     0.31
Washington                303        -0-      -0-              -0-        -0-        -0-             303     0.06
Florida                 2,794        -0-       36              182        -0-        -0-           3,012     0.64
Virginia                1,697        -0-      -0-              220        -0-        -0-           1,917     0.54
Arizona                 1,241        -0-      -0-               59        -0-        -0-           1,300     0.42
Pennsylvania            2,433        -0-      -0-               67        -0-        -0-           2,500     0.91
Connecticut             3,743        -0-      -0-               94        -0-        -0-           3,837     1.57
Maryland                  149        -0-      -0-              724        -0-        -0-             873     0.40
Oregon                    257        -0-      -0-              -0-        -0-        -0-             257     0.16
Kansas                    429         41      -0-              134        -0-        -0-             604     0.47
Nevada                    614        -0-      -0-              -0-        -0-        -0-             614     0.49
Missouri                  851         69      -0-               23        -0-        -0-             943     1.36
Utah                      259        -0-      -0-              -0-        -0-        -0-             259     0.41
New York                2,985         51      -0-              508        -0-        -0-           3,544     6.13
Georgia                 1,185        -0-      -0-               58        -0-        -0-           1,243     2.40
Ohio                        3        -0-       58              -0-        331        -0-             392     0.96
New Mexico                  4        -0-      -0-              -0-        -0-        -0-               4     0.03
North Carolina             43        -0-      -0-              -0-        -0-        -0-              43     0.33
Other                      97        -0-      -0-                8        -0-        -0-             105     0.61
                     --------    --------    ----          -------     ------     ------        --------   ------
  Totals             $271,004    $12,135     $964          $59,938     $9,616     $3,716        357,373      1.31
                     ========    ========    ====          =======     =====      ======

REO general valuation allowance                                                                  (1,899)     0.00
                                                                                               --------      ----
                                                                                               $355,474      1.31%
                                                                                               ========      ====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

           At December 31, 1995, approximately $328 million of the Company's loans were 30 to 89 days past due and an additional $111 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for loan losses.

           The Company provides specific valuation allowances for losses on loans when impaired, including loans securitized into MBS with recourse, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to, and reductions from the allowances are reflected in current earnings.

     The table below shows the changes in the allowance for loan losses for the years indicated:

                                    TABLE 15

                      Changes in Allowance for Loan Losses
                                 ($000s Omitted)

                                              1995            1994            1993           1992           1991
                                            --------        --------        -------        --------       --------
  Beginning allowance for loan losses       $124,003        $106,698        $70,924         $48,036       $ 26,799
  Provision charged to expense                61,190          62,966         65,837          43,218         34,984
  Less loans charged off                     (44,656)        (46,556)       (38,475)        (21,227)       (15,274)
  Add recoveries                               1,451             895          1,145             897          1,527
  Reclassification of in-substance
  foreclosure allowances                         -0-             -0-          7,267             -0-            -0-
                                            --------        --------       --------         -------       --------
  Ending allowance for loan losses          $141,988        $124,003       $106,698         $70,924       $ 48,036
                                            ========        ========       ========         =======       =========
  Ratio of net chargeoffs to average loans
    outstanding (including MBS with
    recourse)                                    .15%            .18%           .16%            .10%            .07%
                                            ========        ========       ========         =======       ========
  Ratio of allowance for loan losses to
    nonperforming assets                        36.4%           34.9%          27.1%           21.5%           17.0%
                                            ========        ========       ========         =======       =========


         Chargeoffs decreased in 1995, as compared to 1994, as a result of the gradually improving economy in California.

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

         The Company accounts for its investment portfolio under Statement of Financial Standards No 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has identified its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is management's intention to hold them to maturity. At December 31, 1995, 1994, and 1993, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Transfers of securities, if any, between available for sale and held to maturity portfolios are handled in accordance with SFAS 115.

         The Company holds collateralized mortgage obligations (CMOs) on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1995, the great majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in the regulatory liquidity measurement. A majority of the CMOs are fixed-rate and are subject to prepayments and interest rate risk similar to fixed-rate loans.

         At December 31, 1995, 1994, and 1993, the Company had securities available for sale in the amount of $902 million, $1.5 billion, and $1.6 billion, respectively, including net unrealized gains on investment securities available for sale of $117 million, $23 million, and $70 million, respectively. Gains or losses on sales of investment securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, which are recorded at cost with any discount or premium amortized using a method that is not different from the interest method.

         The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 16

                  Composition of Securities Available for Sale
                                 ($000s Omitted)

                                                                  1995             1994             1993
                                                              ---------         ----------       ----------
      Certificates of deposit and short-term bank notes       $ 50,000          $  29,969        $  482,100
      U.S Treasury and Government agency obligations           174,819            637,069           419,815
      Collateralized mortgage obligations                      407,947            668,128           275,408
      Commercial paper                                          50,974              1,269           230,389
      Bankers acceptances                                          -0-                -0-            58,395
      Equity securities                                        218,116            152,410           170,479
                                                              --------         ----------        ----------
                                                              $901,856         $1,488,845        $1,636,586
                                                              ========         ==========        ==========

         The weighted average yields on the securities available for sale portfolio were 5.89%, 5.24%, and 3.93% at December 31, 1995, 1994, and 1993,
respectively.

         The table below sets forth the composition of the Company's other investments at December 31.

                                                     TABLE 17

                                         Composition of Other Investments
                                                  ($000s Omitted)

                                                                    1995         1994           1993
                                                                ------------   ---------      --------
            Federal funds                                       $  490,960      $152,000      $ 25,000
            Short-term repurchase agreements collateralized
                by mortgage-back securities                        699,200       382,600       513,100
                                                                ----------      --------       -------
                                                                $1,190,160      $534,600      $538,100
                                                                ===========    =========      ========

         The weighted average yield on the other investments portfolio was 6.00%, 5.92%, and 3.42% at December 31, 1995, 1994, and 1993, respectively. As of December 31, 1995, the entire other investments portfolio matures in 1996.

MORTGAGE-BACKED SECURITIES

         In accordance with SFAS 115, the Company identifies its mortgage-backed securities as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 1995, 1994, and 1993, the Company had mortgage-backed securities held to maturity in the amount of $3.1 billion, $871 million, and $408 million, respectively, including $2.2 billion of FNMA MBS subject to full credit recourse at December 31, 1995. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1995, 1994, and 1993, the Company had mortgage-backed securities available for sale in the amount of $283 million, $323 million, and $1.1 billion, respectively, including net unrealized gains on mortgage-backed securities available for sale of $14 million, $6 million, and $74 million, respectively. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount.

         During 1994, after reviewing the opportunities to sell MBS together with the capacity to hold MBS for investment, the Company decided to retain a larger volume for investment. Consequently, as permitted by SFAS 115, during 1994, the Company transferred $454 million of its available for sale portfolio of MBS to its held to maturity portfolio. The unrealized holding gain on these securities in the amount of $7 million will be amortized as a yield adjustment over the remaining life of these securities.

         During 1995, the Company securitized $2.3 billion of adjustable rate mortgages into Federal National Mortgage Association COFI-indexed mortgage-backed securities to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

         Repayments of MBS during the years 1995, 1994, and 1993 amounted to $210 million, $311 million, and $646 million, respectively. The decreases in repayments on MBS in 1995 over 1994 and in 1994 over 1993 were primarily due to decreased prepayments on the underlying mortgages.

         For information on MBS see Notes D and E to the Financial Statements included in Item 14.

GOODWILL ARISING FROM ACQUISITIONS

         Positive goodwill, or the excess of the cost over the fair value of net assets acquired resulting from acquisitions, of $212 million (1995) and $223 million (1994) is stated net of accumulated amortization of $215 million (1995) and $200 million (1994). Negative goodwill, or the excess of the fair value of net assets acquired over the cost resulting from acquisitions, of $73 million
(1995) and $86 million (1994) is shown net of accumulated amortization of $73 million (1995) and $60 million (1994). Positive and negative goodwill are being amortized on the straight-line method over periods ranging from 5 to 40 years. Amortization of goodwill arising from acquisitions was an expense of $2.8 million for 1995, an expense of $2.6 million for 1994, and income of $1.6 million for 1993. The increase in goodwill amortization expense in 1995 as compared to 1994 was due to the addition of positive goodwill amortization resulting from the January 1995 Watchung Hills Bank for Savings of New Jersey acquisition. The increase in goodwill amortization expense in 1994 as compared to 1993 was due to the addition of positive goodwill amortization resulting from the May 1994 Polifly acquisition and the completion as of December 1993 of the amortization of negative goodwill that resulted from a prior acquisition.

LONG-LIVED ASSETS AND OTHER INTANGIBLES

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1995 consolidated financial statements.

STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during 1995 as a result of retained earnings and the increase in market values of investment and mortgage-backed securities available for sale since December 31, 1994. The Company's stockholders' equity decreased by $65 million during 1994 due to the $216 million cost of the repurchase of Company stock, the $66 million decrease in unrealized gains on securities available for sale compared to a year earlier, and $19 million of common stock dividends. These decreases in stockholders' equity were substantially offset by 1994's net earnings. The Company increased its total stockholders' equity in 1993 through retained earnings and the adoption of SFAS 115 which added $85 million to stockholders' equity at December 31, 1993.

         During periods of low asset growth, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's' Board of Directors regularly reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that repurchase of common stock is a wise use of excess capital.

         In 1993 and 1994, through two separate actions, the Company's Board of Directors' authorized the purchase by the Company of up to 6.3 million shares of Golden West's common stock. On August 1, 1995, the Company's Board of Directors authorized the purchase by the Company of an additional 5.9 million shares of Golden West's outstanding common stock. For the period from October 28, 1993 through December 31, 1995, 5.8 million shares had been repurchased and retired at a cost of $226 million. During 1995, 68 thousand were purchased and retired at a cost of $3 million. The remaining number of shares authorized for repurchase is 6.3 million at December 31, 1995.

         The Company has on file a shelf registration statement with the Securities and Exchange Commission to issue up to two million shares of its preferred stock. The preferred stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The preferred stock is not convertible into common stock. No preferred stock has yet been issued under registration. The Company's preferred stock has been preliminarily rated a2 by Moody's.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

         Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1995, 1994, and 1993 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

         The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1995, and is incorporated herein by reference.

         The  dollar  amounts  of the  Company's  income  and  interest  expense fluctuate depending both on changes in the respective interest rates and on changes in the respective amounts (volume) of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information with respect to the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities.

                                    TABLE 18

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                      At or for the Years Ended December 31
                                 ($000s Omitted)

                                     1995                             1994                            1993
                         ------------------------------  -----------------------------  ----------------------------
                                               End of                          End of                         End of
                         Average      Average  Period     Average     Average  Period   Average      Average  Period
                         Balances     Yield    Yield      Balances    Yield    Yield    Balances     Yield    Yield
                         --------     -------  --------  -----------  -------  -------  -----------  -------- ------
ASSETS
Investment Securities    $ 2,188,929     5.97%    5.96%  $ 2,149,385    4.98%    5.42%  $ 2,178,164     3.67%   3.80%
Mortgage-backed            2,294,360     7.90%    7.41%    1,276,615    8.14%    8.37%    1,595,255     8.71%   8.67%
securities
Loans receivable (a)      27,948,917     7.51%    7.69%   24,963,935    6.61%    6.85%   23,101,066     7.09%   6.73%
Invest. in capital
  stock of FHLB              345,837     5.15%    4.92%      328,998    4.89%    4.81%      342,586     3.99%   3.49%
                         -----------     -----           -----------    -----           -----------     ----
Interest-earning assets  $32,778,043     7.41%           $28,718,933    6.53%           $27,217,071     6.87%
                         ===========     ====            ===========    ====            ===========     ====

LIABILITIES
Customer Deposits:
    Checking accounts    $   711,460     1.30%    1.25%   $  730,956    1.30%    1.28%  $   706,245     1.62%   1.35%
    Savings accounts       2,073,226     2.32%    2.90%    2,835,339    2.05%    2.92%    3,069,143     2.23%   3.11%
    Term accounts         17,526,056     5.66%    5.54%   14,496,937    4.46%    4.98%   13,239,960     4.73%   4.24%
                         -----------     ----      ----   -----------   -----  -------  -----------   -------  -------
Total customer
   deposits              $20,310,742     5.16%    5.15%  $18,063,232    3.96%    4.57%  $17,015,348     4.15%   3.92%
Advances from FHLB         6,438,791     5.74%    5.70%    6,251,431    4.30%    5.21%    6,416,250     4.27%   3.87%
Reverse repurchases        1,120,860     6.31%    6.15%      574,487    6.55%    6.67%      464,091     7.76%   6.06%
Other borrowings           3,030,067     7.14%    7.15%    1,961,828    6.84%    7.25%    1,611,046     7.56%   7.07%
                         -----------     ----             ---------- --------          ----------       -----
Interest-bearing
liabilities             $30,900,460      5.52%           $26,850,978    4.30%           $25,506,735     4.46%
                        ===========      ====            ===========    ====            ===========     ====

Net interest margin                      1.89%                          2.23 %                          2.41%
                                         ====                           =====                           ====
Net interest income      $   722,836                     $   721,730                    $   732,758
                         ===========                     ===========                    ===========
Net yield on average
interest-earning assets                 2.21%                          2.51%                           2.69%
                                        ====                           ====                            ====

(a)  Includes nonaccrual loans (90 days or more past due).

         The table below presents the changes for 1995 and 1994 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                                     TABLE 19

                         Volume and Rate Analysis of Interest Income and Interest Expense
                                              Years Ended December 31
                                                  ($000s Omitted)

                                                             Increase/Decrease in Income/Expense Due to Changes in
                                                                     Due to Changes in Volume and Rate (a)
                                                        -----------------------------------------------------------------
                    1995         1994         1993             1995 versus 1994                  1994 versus 1993
                  ----------  -----------  ------------ --------------------------------  --------------------------------
                  Income/     Income/        Income/
                  Expense(b)  Expense(b)   Expense(b)    Volume      Rate       Total     Volume       Rate      Total
                  ----------  -----------  ------------ ---------   --------   --------- ---------   ---------  ---------
Interest Income
 Investments      $  130,595    $ 107,059     $  79,874  $  2,003    $21,533    $ 23,536   $(1,041)    $28,226  $  27,185
 Mortgage-backed
  securities         181,355      103,927       138,874    80,356     (2,928)     77,428   (26,381)     (8,566)   (34,947)
 Loans receivable  2,097,664    1,649,413     1,637,764   209,769    238,482     448,251    74,556     (62,907)    11,649
Invest. in capital
stock of Federal Home
Loan Banks           17,827       16,078        13,660       845        904       1,749      (516 )     2,934       2,418
                  ----------  -----------  ------------
Total interest
   income        $2,427,441   $1,876,477    $1,870,172

Interest Expense
Customer deposits
 Checking accounts    9,258        9,463        11,426      (253         48        (205       417      (2,380     (1,963)
 Savings accounts    48,033       58,163        68,382   (19,535)     9,405     (10,130)   (5,007)     (5,212)   (10,219)
 Term accounts      991,099      646,727       625,892   150,989    193,383     344,372    51,199     (30,364)    20,835
                 ----------  -----------  ------------ ---------   --------   --------- ---------   ---------  ---------
Total cusomter
 deposits         1,048,390      714,353       705,700   131,201    202,836     334,037    46,609     (37,956)     8,653
Advances from
Federal Home
   Loan Banks       369,239      268,952       273,816     8,283     92,004     100,287    (7,117)      2,253     (4,864)
Securities sold
under agreements
to repurchase        70,709       37,620        36,023    34,415     (1,326)     33,089     4,659     (3,062)      1,597
Other borrowings    216,267      134,182       121,875    76,009      6,076      82,085    21,990     (9,683)     12,307
                  ---------    ---------     ---------    ------      -----      -------  -------     ------      ------
Total interest    1,704,605    1,155,107     1,137,414
  expense         ---------    ---------     ---------
Net interest
income           $  722,836   $  721,370    $  732,758   $43,065   $(41,599)     $1,466  $(19,523)    $8,135    (11,388)
                 ==========   ==========   ===========  ========   ========      ======  ========     ======    =======
Net interest income increase (decrease)
as a percentage of average earning assets (c)               0.13%      (0.12)%      0.01%   (0.07)%      0.03%    (0.04)%
                                                        =======     =======    ========   ======     =======    =======

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

(b) The effects of interest rate swap and cap activity have been included in income and expense of the related assets and liabilities.

(c)  Includes nonaccrual loans (90 days or more past due).

COMPETITION AND OTHER MATTERS

         The Company experiences strong competition in both attracting customer deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associations, commercial banks, credit unions, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, and others. The principal methods used by the Company to attract customer deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

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

REGULATION

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, commercial banks and credit unions. As members, the Insured Institutions are required to own capital stock of an FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

         LIQUIDITY. The OTS requires the institutions it regulates, including World and WFSB, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1995, 1994, and 1993, World's regulatory average liquidity ratio was 8%, 7%, and 8%, respectively, consistently exceeding the requirement. WFSB's regulatory average liquidity ratio was 6% for the month ended December 31, 1995.

         FEDERAL DEPOSIT INSURANCE CORPORATION. The customer deposit accounts of World are insured by the FDIC as part of the SAIF up to the maximum amount permitted by law, currently $100,000 per insured depositor. The customer deposits accounts of WFSB are insured by the FDIC as part of the BIF, also up to the same, maximum amount permitted by law. As a result, World and WFSB are subject to supervision, regulation and examination by the FDIC.

         FDIC insurance is required for all federally chartered financial institutions such as World and WFSB. Such insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices. The annual premium charged for SAIF and BIF insurance is determined by the FDIC using a risk-based system. Under the system, SAIF-insured associations are charged a variable rate ranging from a low of $.23 to a high of $.31 per $100 of deposits. BIF-insured institutions are charged a variable rate ranging from a low of $.00 to a high of $.27 per $100 of deposits. The amount of capital an institution maintains and its examination scores are the most important factors determining the assessment. As of February 29, 1996, World and WFSB qualify for the lowest premium assessments of $.23 and $.00 per $100 of deposits under the system, respectively.

         Legislation is currently pending in Congress which would recapitalize the SAIF in order to bring it into parity with the FDIC's other insurance fund, the BIF. The legislation would require an assessment of all SAIF-insured institutions of approximately 80 basis points on their March 31, 1995, customer deposit balances. If such legislation had been passed by December 31, 1995, World would have been assessed approximately $95 million, on an after-tax basis. After paying the one-time assessment, it is expected that World would pay significantly reduced insurance premiums on its customer deposits. There is no certainty that such legislation will become law.

         Current law generally imposes a moratorium on conversions from SAIF membership to BIF membership until such time as the SAIF meets or exceeds the designated reserve ratio for such fund. However, a savings institution may convert to a bank charter if the resulting bank remains a member of SAIF. After expiration of the moratorium, such conversion requires payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund the institution enters. In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

         OFFICE OF THRIFT SUPERVISION (OTS). Because they are federally chartered savings institutions, the principal regulator of both World and WFSB is the OTS. Under various regulations of the OTS, savings associations are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain liquid assets at levels fixed from time to time, and to comply with various limitations on loans to one borrower and limitations on equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade.

         FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. World and WFSB are currently in compliance with all applicable Federal Reserve Board reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

          REGULATORY CAPITAL. The OTS requires federally insured institutions such as World and WFSB to meet certain minimum capital requirements.

         The table on the following page summarizes World's regulatory capital ratio and compares them to the OTS requirements at December 31.

                                                     TABLE 20

                                        World Savings and Loan Association
                                             Regulatory Capital Ratios
                                                  ($000s Omitted)

                             1995                                                  1994
           ------------------------------------------    ----------------------------------------
                   ACTUAL              REQUIRED                 ACTUAL                 REQUIRED
           --------------------   -------------------    --------------------   -----------------
            Capital      Ratio      Capital    Ratio      Capital      Ratio    Capital     Ratio
           -----------  -------   ----------  -------    ----------   -------  ----------  ------
Tangible    $1,924,910    6.38%   $  452,761   1.50%     $1,931,375     6.26%  $  462,564   1.50%
Core         1,924,910    6.38       905,521   3.00       2,047,016     6.64      925,129   3.00
Risk-based   2,243,519   13.40     1,339,177   8.00       2,353,781    13.54    1,390,391   8.00

         At December 31, 1995, WFSB had tangible, core and risk-based capital of $562,788, $562,788, and $568,451, respectively. WFSB's respective capital ratios at the same date were 14.01%, 14.01%, and 26.55%.


         The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The tables on the following page summarizes the capital ratios for each of the five classifications and shows that World Savings and WFSB met the "well capitalized" standard as of December 31, 1995.

         The table below shows a reconciliation of World's equity capital to regulatory capital at December 31, 1995.

                                    TABLE 21

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                                 ($000s Omitted)

                                                                         Core/       Tier 1         Total
                                    Equity      Tangible    Tangible    Leverage   Risk-Based    Risk-Based
                                   Capital      Capital     Equity      Capital      Capital      Capital
                                 -----------   ----------  ---------    --------   ----------    ----------
Common stock                     $       150
Paid-in surplus                      233,441
Retained earnings                  1,822,852
Unrealized gains on
securities
  available for sale                  71,886
                                 -----------
Equity capital                   $ 2,128,329   $ 2,128,329  $ 2,128,329 $ 2,128,329 $ 2,128,329   $ 2,128,329
                                 ===========
Positive goodwill (1)                             (204,992)    (204,992)   (204,992)   (204,992)     (204,992)
Negative goodwill (1)                               73,459       73,459      73,459      73,459        73,459
Unrealized gains on securities
  available for sale                               (71,886)     (71,886)    (71,886)    (71,886)      (71,886)
Equity/other investments                                                                                 (450)
Subordinated debt                                                                                     199,299
General valuation allowance                                                                           119,760
                                               ------------ ----------- ----------- ----------    -----------
Regulatory capital                             $ 1,924,910  $ 1,924,910 $ 1,924,910 $ 1,924,910   $ 2,243,519
                                               ===========  =========== =========== ===========   ============
Total assets                     $30,354,740
                                 ===========
Adjusted total assets                          $30,184,046  $30,184,046 $30,184,046
                                               ===========  =========== ===========
Risk-weighted assets                                                                $16,739,718    $16,739,718
                                                                                    ===========    ===========
CAPITAL RATIO - ACTUAL                  7.01%         6.38%        6.38%       6.38%      11.50%         13.40%
                                 ===========   ===========  =========== =========== ===========   ============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                            5.00%       6.00%         10.00%
                                                                        =========== ===========   ============
  Adequately capitalized,
    equal to or greater than                         1.50%                     4.00%       4.00%          8.00%
                                              ===========               =========== ===========   ============
  Undercapitalized, less than                        1.50%                     4.00%       4.00%          8.00%
                                              ===========               =========== ===========   ============
  Significantly undercapitalized,
    less than                                                                  3.00%       3.00%          6.00%
                                                                        =========== ===========   ============
  Critically undercapitalized,
    equal to or less than                                          2.00%
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

                                    TABLE 22

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                                 ($000s Omitted)

                                                                                 Core/          Tier 1          Total
                                  Equity         Tangible       Tangible       Leverage       Risk-Based      Risk-Based
                                 Capital         Capital         Equity         Capital        Capital         Capital
                               -------------   -------------  -------------  --------------  -------------   -------------
Common stock                    $       150
Paid-in surplus                     233,441
Retained earnings                 1,830,998
Unrealized gains on securities
  available for sale                 25,966
                                -----------
Equity capital                  $ 2,090,555    $ 2,090,555     $ 2,090,555     $ 2,090,555    $ 2,090,555     $ 2,090,555
                                ===========
Positive goodwill (1)                             (219,493)       (219,493)       (219,493)      (219,493)       (219,493)
Negative goodwill (1)                               86,279          86,279          86,279         86,279          86,279
Qualifying supervisory
  positive goodwill (1)                                            115,641         115,641        115,641         115,641
Unrealized gains on
securities                                         (25,966)        (25,966)        (25,966)       (25,966)        (25,966)
  available for sale
Equity/other investments (2)                                                                                         (709)
Subordinated debt                                                                                                 199,089
General valuation allowance                                                                                       108,385
                                               -----------     -----------     -----------   ------------    ------------
Regulatory capital                             $ 1,193,375     $ 2,047,016     $ 2,047,016      2,047,016       2,353,781
                                               ===========     ===========     ===========   ============    ============
Total assets                    $31,005,571
                                ===========
Adjusted total assets                          $30,837,628     $30,837,628     $30,837,628
                                               ===========    ============     ===========
Risk-weighted assets                                                                           $17,379,889     $17,379,889
                                                                                             =============     ===========
CAPITAL RATIO - ACTUAL                 6.74%          6.26%           6.64%           6.64%          11.78%          13.54%
                                ===========    ===========    ============     ===========   =============     ===========

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                   5.00%           6.00%          10.00%
                                                                               ===========    ============     ===========
  Adequately capitalized,
    equal to or greater than                          1.50%                           4.00%           4.00%           8.00%
                                               ===========                     ===========    ============     ===========
  Undercapitalized, less than                         1.50%                           4.00%           4.00%           8.00%
                                               ===========                     ===========    ============     ===========
  Significantly undercapitalized,
    less than                                                                         3.00 %         3.00 %           6.00%
                                                                              =============  =============   =============
  Critically undercapitalized,
    equal to or less than                                             2.00%
                                                              =============

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

         The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1995.

                                    TABLE 23

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                                 ($000s Omitted)

                                                                                 Core/          Tier 1          Total
                                  Equity         Tangible       Tangible       Leverage       Risk-Based      Risk-Based
                                 Capital         Capital         Equity         Capital        Capital         Capital
                               -------------   -------------  -------------  --------------  -------------   -------------
Common stock                   $      150
Paid-in surplus                   570,182
Retained deficit                   (3,481)
                               ----------
Equity capital                 $  566,851      $  566,851     $  566,851     $  566,851      $  566,851    $ 566,851
                               ==========
Positive goodwill (1)                              (4,063)        (4,063)        (4,063)         (4,063)      (4,063)
General valuation allowance                                                                                    5,663
                                                ---------     ----------     ----------      ----------   ----------
Regulatory capital                             $  562,788     $  562,788        562,788      $  562,788   $  568,451
                                               ==========     ==========     ==========      ==========   ==========
Total assets                   $4,017,491
                               ==========
Adjusted total assets                          $4,016,477    $4,016,477      $4,016,477
                                               ==========    ==========      ==========
Risk-weighted assets                                                                         $2,141,316    $2,141,316
                                                                                             ==========    ==========
CAPITAL RATIO - ACTUAL              14.11%          14.01%        14.01%          14.01%          26.28%        26.55%
                               ==========      ==========    ==========      ==========      ==========    ==========

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                5.00%           6.00%         10.00%
                                                                            ===========      ==========   ============
  Adequately capitalized,
    equal to or greater than                         1.50%                         4.00%           4.00%          8.00%
                                              ===========                   ===========      ==========   ============
  Undercapitalized, less than                        1.50%                         4.00%           4.00%          8.00%
                                              ===========                   ===========      ==========   ============
  Significantly undercapitalized,
    less than                                                                      3.00%           3.00%          6.00%
                                                                            ===========     ===========   ============
  Critically undercapitalized,
    equal to or less than                                             2.00%
                                                              ============


     (1) As of January 1, 1995, 100% of goodwill was required to be deducted for all three capital calculations.


         The table below compares World's regulatory capital to the well capitalized classification at December 31.

                                    TABLE 24

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                                 ($000s Omitted)

                                        1995                                       1994
                 ---------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL                 WELL CAPITALIZED
                 --------------------    ---------------------   ----------------------     ----------------------
                   Capital     Ratio      Capital      Ratio       Capital      Ratio        Capital        Ratio
                 -----------  ------     ---------   ---------   ----------    -------      ----------      -----
Leverage           $1,924,910    6.38%    1,509,202     5.00%     2,047,016      6.64%      $1,541,881       5.00%
Tier 1 risk based   1,924,910   11.50     1,004,383     6.00      2,047,016     11.78        1,042,793       6.00
Total risk-based    2,243,519   13.40     1,673,972    10.00      2,353,781     13.54        1,737,989       10.00

     WFSB also meets the OTS criteria of a well-capitalized institution with leverage, Tier 1 risk-based, and total risk-based capital of $562,788, $562,788, and $568,451, respectively as of December 31, 1995. The respective capital ratios at yearend for WFSB were, 14.01%, 26.28%, and 26.55%.

         CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS limits capital distributions, including cash dividends, payments to shareholders of another institution in a cash out merger and other distributions charged against capital, by savings associations such as World and WFSB. Under these regulations, a savings association is classified as either Tier 1, if it meets each of its capital requirements before and after a capital distribution; Tier 2, if it currently meets each of its capital requirements but does not meet one or more of its capital requirements immediately prior to or after giving effect to the proposed capital distribution; or Tier 3, if it does not meet its capital requirements immediately prior to or after giving effect to the proposed capital distribution. A savings association that would otherwise be classified as Tier 1 is treated as Tier 2 or Tier 3 if the OTS so notifies the association based on the OTS' conclusion that the association is in need of more than normal supervision.

         Under the regulations, a Tier 1 association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus up to one-half of its capital in excess of the fully phased-in requirement at the beginning of the calendar year. A Tier 2 association may make capital distributions up to 75% of its net income over the most recent four quarter period, with the percentage varying based on its level of risk-based capital. Any capital distributions by a Tier 3 association or in excess of the foregoing amounts by a Tier 1 or Tier 2 association are subject to either prior OTS approval or notice must given to the OTS, which may disapprove the distribution. However, current law prohibits capital distributions by an institution that does not meet its capital requirements. Savings associations are required to give the OTS 30-day advance written notice of all proposed capital distributions. For purposes of capital distributions, the OTS has classified World and WFSB as Tier 1 institutions. World paid a total of $280 million in upstream dividends to Golden West during 1995.

         LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 1995, the maximum amount that World could have loaned to one borrower (and related entities) was $337 million. At such date, the largest amount of loans that World had outstanding to any one borrower was $38 million. At December 31, 1995 the maximum that WFSB could have loaned to one borrower was $85 million while the largest amount of loans it had to one borrower was $14 million.

         DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association, such as the Association or WFSB, based upon the failure of the savings associations to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of the Association). Thus, in the event of a liquidation of the Association or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1995, the Insured Institutions had approximately $20.8 billion of deposits outstanding.

         POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as the Association or WFSB, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" on the previous page. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

         In its resolutions of the problems of an insured depository institution in default or in danger of default, the FDIC is generally obligated to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or by protecting creditors other than depositors. Existing law authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured institution by making a final payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. Existing law provides that the rate of such final payment is to be a percentage reflecting the FDIC's receivership recovery experience.

         SAVINGS AND LOAN HOLDING COMPANY LAW. The Company is a "savings and loan holding company" under the HomeOwners Loan Act (HOLA). As such, it has registered with the OTS and is subject to OTS regulation and OTS and FDIC examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and thereupon may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company and subsidiaries or affiliates of either.

         As World's and WFSB's parent company, Golden West is considered an "affiliate" of the Association and WFSB for regulatory purposes. In addition, the Association and WFSB are considered to be affiliates of each other. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, as well as additional limitations set forth in current law and as adopted by the OTS.

     In addition, current law generally prohibits a savings association from lending or otherwise extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining an affiliate of a savings association and in calculating compliance with the quantitative limitations or transactions with affiliates.

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 1995, World and WFSB were in compliance with the QTL test.

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

         The bad debt reserve deduction computed as a percentage of taxable income is available only to the extent that amounts accumulated in the bad debt reserve for certain real estate loans defined as "qualifying real estate loans" do not exceed 6% of such loans at yearend. In addition, the deduction is further limited to the amount by which 12% of customer deposits at yearend exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the bad debt reserve deduction of World. However, World's bad debt reserve deduction could be impacted or even eliminated in 1996 or later years by significant decreases in the balances of outstanding deposits at any yearend as compared to one year earlier. Qualifying savings and loan associations that file income tax returns as members of a consolidated group are required to reduce their bad debt reserve deduction for tax losses attributable to non-savings and loan association members of the group whose activities are functionally related to the activities of the savings and loan association member. Legislation was passed by the United States Congress in 1995, which would eliminate the percentage of taxable income deduction method. However, such legislation was not signed by the President and did not become law. It is possible that similar legislation could become law in the future.

         If the accumulated bad debt reserves are used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed at the then applicable rates. In addition, if such reserves are used to pay dividends or to make other distributions with respect to a savings and loan association stock (such as redemption or liquidation), special additional taxes would be imposed. Such accumulated reserves are also subject to taxation if a savings and loan association converts to a commercial bank charter. The 1995 legislation would have exempted from taxation a portion of the accumulated bad debt reserves that would otherwise be subject to taxation merely because of a charter change.

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

EMPLOYEE RELATIONS

         The Company had a total of 3,790 full-time and 671 permanent part-time employees at December 31, 1995. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

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

         The Company owns 183 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements included in Item 14.

         The Company continuously evaluates the suitability and adequacy of the offices of the Company and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Savings and loan associations and other financial institutions that take consumer deposits and make mortgage loans in California have been named from time to time in class action proceedings that question the legality of certain terms of deposit and loan agreements and the implementation of such agreements. World is named as a defendant in one action that purports to be a class action relating to certain deposit products of World. This action was dismissed at the trial court level, and, upon appeal, the dismissal was affirmed in part and reversed in part. The action was subsequently remanded to the trial court level, where a class was certified and, after a two week trial, a judgment was entered in favor of World. World is also named as a defendant in four actions that purport to be class actions relating to certain loan products of World. No class has been certified in any of these four actions, all of which are in their preliminary stages. In one of the actions, Federal law has been amended in a manner that precludes certification of a plaintiffs' class. In the opinion of management, the result of these actions will not have a material effect on the Company's consolidated financial condition or results of operations. The Company and its subsidiaries are parties to other actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS MARKET PRICES OF STOCK

         Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1995 and 1994 were as follows:

                                    TABLE 25

                            Common Stock Price Range

                                              1995                  1994
                                       ------------------   -------------------
          First Quarter                   34 3/4 - 39 3/4           37 1/2 - 46
          Second Quarter                      38 - 50 1/4       37 3/8 - 41 1/8
          Third Quarter                   43 3/4 - 52 1/2       38 5/8 - 44 1/4
          Fourth Quarter                  49 3/8 - 57 1/2       34 1/4 - 40 1/4

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1995 and 1994 were as follows:

                                    TABLE 26

                            Cash Dividends Per Share

                                                1995          1994
                                            ---------     ---------
              First Quarter                  $ .085        $ .075
              Second Quarter                 $ .085        $ .075
              Third Quarter                  $ .085        $ .075
              Fourth Quarter                 $ .095        $ .085

              The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by World Savings, investment income, and short-term borrowings.

              Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association or WFSB of any proposed dividend to be paid to the parent. Under OTS regulations, World Savings and WFSB are classified as Tier 1 associations and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year.

              At December 31, 1995, $306 million of the Association's retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction and $1.8 billion of the Association's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

              At the close of business on March 22, 1996, 58,739,159 shares of Golden West's Common Stock were outstanding and were held by 1,702 stockholders of record. At the close of business on March 22, 1996, the Company's common stock price was $51.875.

              The transfer agent and registrar for the Golden West Common Stock is First Interstate Bank, San Francisco, California 94104.

ITEM 6.  SELECTED FINANCIAL DATA

              The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing documents incorporated herein by reference.

                                    TABLE 27

                  Five Year Consolidated Summary of Operations
                    ($000s Omitted, Except Per Share Figures)


                                                                    Year Ended December 31
                                               ----------------------------------------------------------------------
                                                  1995          1994           1993           1992          1991
                                               -----------   ------------   ------------   -----------   -----------
    Interest Income:
       Interest on loans                       $2,097,664    $ 1,649,413     $1,637,764    $1,740,845     $1,877,955
       Interest on mortgage-backed                181,355        103,927        138,874       178,010        210,834
    securities
       Interest on dividends and investments      148,422        123,137         93,534        65,655        125,801
                                               ----------    -----------    ------------   ----------     ----------
                                                2,427,441      1,876,477      1,870,172     1,984,510      2,214,590
    Interest Expense:
      Interest on customer deposits             1,048,390        714,353        705,700       844,710      1,094,383
      Interest on advances and other              656,215        440,754        431,714       422,470        488,431
       borrowings
                                               -----------   -----------    ------------   -----------   -----------
                                                1,704,605      1,155,107      1,137,414     1,267,180      1,582,814
                                               -----------   -----------    -----------    ----------    -----------
    Net interest income                           722,836        721,370        732,758       717,330        631,776
      Provision for loan losses                    61,190         62,966         65,837        43,218         34,984
                                               -----------   ------------   ------------   -----------   -----------
    Net interest income after provision for
      loan losses                                 661,646        658,404        666,921       674,112        596,792
    Non-Interest Income:
      Fees                                         29,200         28,816         31,061        24,458         20,889
      Gain  (loss) on the sale of
    securities and
        mortgage-backed securities                   (493)          (120)        22,541         4,058         (1,021)
      Other                                        13,833          8,790          8,440        12,601          7,008
                                               -----------   ------------   ------------   -----------   -----------
                                                   42,540         37,486         62,042        41,117         26,876
    Non-interest Expense
      General and administrative expenses
        Personnel                                 151,352        150,220        132,472       118,553        107,759
        Occupancy                                  48,737         44,472         40,443        38,521         35,619
        Deposit insurance                          44,993         40,220         35,706        37,621         34,245
        Advertising                                 9,850         10,761         10,782         8,968         10,486
        Other                                      61,260         57,246         53,764        47,212         47,312
                                               -----------   ------------   ------------   -----------   -----------
                                                  316,192        302,919        273,167       250,875        235,421
    Amortization of goodwill arising from
        acquisitions                                2,762          2,589         (1,586)         661           1,532
                                               -----------   -----------    ------------   -----------   -----------
                                                  318,954        305,508        271,581       251,536        236,953
                                               -----------   ------------   ------------   -----------   -----------
    Earnings before taxes on income               385,232        390,382        457,382       463,693        386,715
    Taxes on income                               150,693        159,933        183,528       180,155        148,116
                                               -----------   ------------   ------------   -----------   -----------
    Net earnings                               $  234,539       $230,449       $273,854      $283,538       $238,599
                                               ===========   ============   ============   ===========   ===========

    Net earnings per share                     $     4.00       $   3.71       $   4.28      $   4.46        $  3.76
                                               ===========   ============   ============   ===========   ===========


                                                     TABLE 28

                                     Five Year Summary of Financial Condition
                                                  ($000s Omitted)


                                                                          At December 31
                                   -------------------------------------------------------------------------------------
                                         1995             1994             1993             1992              1991
                                   ----------------- ---------------- ---------------- ----------------  ---------------
Assets                              $    35,118,156   $   31,683,741   $   28,829,288   $   25,890,921    $  24,297,784
Cash, securities available for
sale, and other investments               2,310,711        2,265,886        2,417,871        1,179,868        1,289,327
Mortgage-backed securities                3,409,341        1,194,378        1,522,536        1,791,615        2,000,167
Loans receivable                         28,181,353       27,071,266       23,912,571       21,968,676       20,087,432
Goodwill arising from acquisitions          138,562          136,245          136,754          155,873          181,733
Customer Deposits                        20,847,910       19,219,389       17,422,484       16,486,246       16,818,510
Advances from FHLBs                       6,447,201        6,488,418        6,281,691        5,499,363        4,159,796
Securities sold under agreements
    to repurchase and other               1,817,943          601,821        1,119,414          637,977          840,358
    borrowings
Medium-term notes                         1,597,507        1,164,079          676,540           81,267          166,750
Subordinated debt                         1,322,392        1,221,559        1,220,061          921,701          625,105
Stockholders' equity                      2,278,353        2,000,274        2,065,604        1,727,398        1,449,135


                                                     TABLE 29

                                           Five Year Selected Other Data
                                                  ($000s Omitted)


                                                                  Year Ended December 31
                                      -------------------------------------------------------------------------------
                                           1995            1994            1993            1992            1991
                                      ---------------  --------------  --------------  --------------  --------------
New real estate loans originated      $    5,949,064   $   6,637,653   $   6,411,877   $   6,455,090   $   4,877,157
Average yield on new real estate loans          7.56%           6.44%           6.86%           8.06%           9.83%
Customer deposits increase
     decrease ($)                     $    1,628,521   $   1,796,905   $     936,238   $   (332,264)   $   2,446,026
Customer deposits increase (decrease)            8.5%           10.3%            5.7%          (2.0)%           17.0%
(%)
Net earnings/average net worth                 10.98%          11.11%          14.68%          17.86%          17.92%
Net earnings/average assets                      .69%            .78%            .98%           1.12%           1.00%
General and administrative expense to:
    Total revenues                             12.80%          15.83%          14.14%          12.39%          10.50%
    Average assets                               .93%           1.02%            .97%            .99%            .99%
Ratio of earnings to fixed charges:(a)
    Including interest on customer deposits     1.23x           1.34x           1.40x           1.36x           1.24x
    Excluding interest on customer deposits     1.58x           1.87x           2.05x           2.08x           1.78x
Yield on loan portfolio                         7.69%           6.85%           6.73%           7.52%           9.30%
Yield on MBS                                    7.41%           8.37%           8.67%           9.30%           9.74%
Yield on investments                            5.96%           5.42%           3.80%           4.17%           5.41%
Yield on earning assets                         7.56%           6.81%           6.61%           7.52%           9.16%
Cost of deposits                                5.15%           4.57%           3.92%           4.40%           6.09%
Cost of borrowings                              6.15%           5.85%           4.69%           5.58%           7.48%
Cost of funds                                   5.50%           5.00%           4.18%           4.75%           6.44%
Spread                                          2.06%           1.81%           2.43%           2.77%           2.72%
Nonperforming asset/total assets (b)            1.11%           1.12%           1.37%           1.27%           1.16%
Stockholders' equity/total assets               6.49%           6.31%           7.16%           6.67%           5.96%
Average stockholders' equity/average            6.30%           6.98%           6.65%           6.27%           5.60%
assets
World Savings and Loan Association
(World) regulatory capital ratios: (c)
  Tangible capital                              6.38%           6.26%           7.27%           6.54%           5.79%
  Core capital                                  6.38%           6.64%           8.02%           7.54%           6.96%
  Risk-based capital                           13.40%          13.54%          17.42%          16.28%          14.98%
World Savings Bank, FSB (WFSB)
  regulatory capital ratios: (c)
  Tangible capital                             14.01%            ---             ---             ---             ---
  Core capital                                 14.01%            ---             ---             ---             ---
  Risk-based capital                           26.55%            ---             ---             ---             ---
Number of savings branch offices                 233             237             227             227             231
Cash dividends per share              $          .35   $         .31   $         .27   $         .23   $         .19
Dividend payout ratio                           8.75%           8.34%           6.31%           5.16%           5.05%

(a) Earnings represent income from continuing operations before income taxes and fixed charges. Fixed charges include interest expense and amortization of debt expense. (b) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real state owned acquired through foreclosure. (c) The requirements were 1.5%, 3.0%, and 8.0% (7.2% prior to December 31, 1992) for tangible, core, and risk-based capital, respectively, at December 31, 1995, 1994 and 1993. World and WFSB currently meet their fully phased-in capital requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the year ended December 31, 1995, Golden West Financial Corporation (Golden West or Company) reported net earnings of $235 million, or $4.00 per share, compared with $230 million, or $3.71 per share, in 1994 and $274 million, or $4.28 per share, in 1993.

         Golden West's principal subsidiary, World Savings and Loan Association (World Savings or Association) is headquartered in Oakland, California and, with $30 billion in assets at December 31, 1995, was the third largest thrift in the country. Golden West also conducts deposit gathering activities through World Savings Bank, a Federal Savings Bank (WFSB), a $4.0 billion institution, headquartered in Warren, New Jersey. At December 31, 1995, Golden West had a savings network of 118 branches in California, 48 in Colorado, 23 in Florida, 16 in Texas, ten in Kansas, nine in Arizona, and nine in New Jersey. By virtue of being federally chartered thrifts, World Savings and WFSB can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company has lending operations in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin.

         The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's and, where appropriate, World Savings' financial condition, results of operations, and liquidity and capital resources.

FINANCIAL CONDITION

         The table on the following page summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1995, 1994, 1993, and 1992. As the table shows, customer deposits represent the majority of the Company's liabilities. The largest asset component is the loan portfolio, which consists primarily of long-term mortgages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued) FINANCIAL CONDITION (continued)

                                             TABLE 30

                                    Asset, Liability, and Equity Components as
                                      Percentages of the Total Balance Sheet

                                                                               December 31
                                                          --------------------------------------------------------
                                                             1995           1994          1993           1992
                                                          ------------   -----------   ------------   -----------
                Assets:
                   Cash and investments                           6.6%          7.2%           8.4%          4.6%
                   Mortgage-backed securities                     9.7           3.8            5.3           6.9
                   Loans receivable                              80.2          85.4           82.9          84.9
                   Other assets                                   3.5           3.6            3.4           3.6
                                                          ------------   -----------   ------------   -----------
                                                                100.0%        100.0%         100.0%        100.0%
                                                          ============   ===========   ============   ===========

                Liabilities and Stockholders' Equity:
                   Customer deposits                             59.4%         60.7%          60.4%         63.7%
                   FHLB advances                                 18.4          20.5           21.8          21.2
                   Securities sold under
                     agreements to repurchase                     5.2           1.9            1.5           2.2
                   Medium-term notes                              4.5           3.7            2.4           0.3
                   Federal funds purchased                        0.0           0.8            0.0           0.0
                   Other liabilities                              2.2           2.3            2.5           2.3
                   Subordinated debt                              3.8           3.8            4.2           3.6
                   Stockholders' equity                           6.5           6.3            7.2           6.7
                                                          ------------   -----------   ------------   -----------
                                                                100.0%        100.0%         100.0%        100.0%
                                                          ============   ===========   ============   ===========

         The disparity between the repricing (maturity or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing of assets and liabilities is commonly referred to as "the gap." The gap table on the following page shows that, as of December 31, 1995, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower Golden West's earnings and rising rates to increase the Company's earnings. However, Golden West's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two month prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued
        FINANCIAL CONDITION (continued)

of ARM loans, interest rate caps or limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                                     TABLE 31

                             Repricing of Interest-Earning Assets and Interest-Bearing
                                    Liabilities, Repricing Gaps, and Gap Ratio
                                              As of December 31, 1995
                                               (Dollars in Millions)

                                                                  Projected Repricing(a)
                                       -----------------------------------------------------------------------------
                                          0 - 3           4 - 12          1 - 5           Over 5
                                          Months          Months          Years           Years           Total
                                       -------------   -------------   -------------   -------------   -------------
Interest-Earning Assets:
  Investments                          $      1,612    $        163    $        271    $         46    $      2,092
  Mortgage-backed securities                  2,344             108             415             542           3,409
  Loans receivable:
    Rate-sensitive                           23,459           1,395             129             -0-          24,983
    Fixed-rate                                   88             274           1,214           1,392           2,968
  Other(b)                                      487             -0-             -0-             -0-             487
  Impact of interest rate swaps and caps        576             263            (164)           (675)            -0-
                                       -------------   -------------   -------------   -------------   -------------
Total                                  $     28,566    $      2,203    $      1,865    $      1,305    $     33,939
                                       =============   =============   =============   =============   =============
Interest-Bearing Liabilities(c):
  Customer deposits                    $      8,624    $      8,472    $      3,659    $         93    $     20,848
    FHLB advances                             4,494           1,392             408             153           6.447
    Other borrowings                          2,059           1,150             934             595           4,738
    Impact of interest rate swaps             1,751            (576)         (1,217)             42             -0-
                                       -------------   -------------   -------------   -------------   ------------
  Total                                $     16,928    $     10,438    $      3,784    $        883    $     32,033
                                       =============   =============   =============   =============   =============
  Repricing gap                        $     11,638    $     (8,235)   $     (1,919)   $        422
                                       =============   =============   =============   =============
  Cumulative gap                       $     11,638    $      3,403    $      1,484    $      1,906
                                       =============   =============   =============   =============
  Cumulative gap as a percentage of
      total assets                             33.1%            9.7%            4.2%
                                       ============    ============    ============

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31 1995, 1994, and 1993, World's regulatory average liquidity ratio was 8%, 7%, and 8%, respectively, consistently exceeding the requirement. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

         At December 31, 1995, and 1994, the Company had securities available for sale in the amount of $902 million and $1.5 billion, respectively, including unrealized gains on securities available for sale of $117 million and $23 million, respectively. At December 31, 1995, and 1994, the Company had no securities held to maturity or for trading.

         Included in the securities available for sale at December 31, 1995, and 1994, were collateralized mortgage obligations (CMOs) in the amount of $408 million and $668 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1995, the majority of the Company's CMOs were fixed-rate with remaining terms to maturity of five years or less and qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         At December 31, 1995, and 1994, the Company had mortgage-backed securities held to maturity in the amount of $3.1 billion and $871 million, respectively, including $2.2 billion of Federal National Mortgage Association
(FNMA) mortgage-backed securities (MBS) subject to full credit recourse at December 31, 1995. At yearends 1995 and 1994, the Company had mortgage-backed securities available for sale in the amount of $283 million and $323 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $14 million and $6 million at December 31, 1995, and 1994, respectively. At December 31, 1995, and 1994, the Company had no trading MBS.

         During 1995, the Company securitized $2.3 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS, to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         Repayments of MBS during the years 1995, 1994, and 1993 amounted to $210 million, $311 million, and $646 million, respectively. The decrease in repayments on MBS in 1995 over 1994 and in 1994 over 1993 was primarily due to decreased prepayments on the underlying mortgages.

         At December 31, 1995 and 1994, $1.1 billion of the Company's total MBS portfolio were fixed-rate mortgage-backed securities and were subject to prepayment and interest rate risk similar to fixed-rate loans. In rising interest rate environments, the rate of repayment on fixed-rate, pass-through mortgage-backed securities tends to decrease because of lower repayments on underlying mortgages, and, conversely, as interest rates fall, repayments on such securities tend to rise.

         LOAN PORTFOLIO

         New loan originations in 1995, 1994, and 1993 amounted to $5.9 billion, $6.6 billion, and $6.4 billion, respectively. Refinanced loans constituted 32% of new loan originations in 1995 compared to 41% in 1994 and 59% in 1993. The 1995 origination volume declined due to interest rate decreases which brought down the price of new fixed-rate mortgage loans, making competition from fixed-rate lenders more intense for adjustable rate mortgage lenders.

         Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 90% at yearend 1995 compared to 89% at yearend 1994 and 87% at yearend 1993. Despite the resurgence of fixed-rate mortgages, Golden West's ARM originations constituted approximately 93% of new mortgage loans made by the Company in 1995, compared with 93% in 1994 and 75% in 1993.

         Approximately $5.2 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of December 31, 1995, $545 million of these ARMs were at their rate floors. The weighted average floor rate on these loans was 7.85% at December 31, 1995 compared to 7.56% at December 31, 1994. Without the floor, the average yield on these loans would have been 7.35% at December 31, 1995 and 6.47% at December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. In 1995, 53% of total loan originations were on residential properties in California, compared to 62% and 73% in 1994 and 1993, respectively. The five largest states, other than California, for originations for the year ended December 31, 1995, were Texas, Illinois, Colorado, Florida and New Jersey with a combined total of 28% of total originations. Although California originations continue to be a large portion of total originations, the California share of total originations decreased in 1995 as compared to 1994, primarily due to both decreased loan volume in California and increased loan volume in markets outside of California. The increase in total originations in 1994 as compared to 1993 was due to increased penetration by the Company in markets outside California. The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 73% at December 31, 1995, 77% at December 31, 1994, and 81% at December 31, 1993. The total growth in the portfolio for the year ended December 31, 1995, was $1.1 billion or 4% compared to $3.2 billion or 13% for the year ended December 31, 1994. Had there not been $2.3 billion of loans securitized into MBS during 1995, the loan portfolio growth in 1995 would have been $3.3 billion or 12%, similar to the 1994 growth.

         Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the years 1995, 1994, and 1993 amounted to $2.3 billion, $3.2 billion, and $3.8 billion, respectively. The decrease in repayments in 1995 as compared to 1994 and 1994 as compared with 1993 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio.

         ASSET QUALITY

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. NPAs amounted to $390 million, $355 million, and $394 million at yearends 1995, 1994, and 1993, respectively.

         The level of NPAs during the past three years has remained relatively flat even though the loan portfolio has continued to grow. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

         The Company's troubled debt restructured (TDRs) were $45 million, or .13% of assets, at December 31, 1995, compared to $73 million, or .23% of assets, at December 31, 1994, and $37 million, or .13% of assets, at December 31, 1993. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The Company's ratio of NPAs and TDRs to total assets decreased to 1.24% at December 31, 1995, from 1.35% and 1.50% at yearends 1994 and 1993, respectively.

         The Company had other impaired loans on which specific loss reserves were provided and that were not otherwise included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $60 million, $41 million and $26 million at yearends 1995, 1994 and 1993, respectively.

        ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses was $142 million at December 31, 1995, compared to $124 million and $107 million at yearends 1994 and 1993, respectively. The provision for loan losses was $61 million, $63 million, and $66 million in 1995, 1994, and 1993, respectively. While there has been little change in the dollar amount, the provision for loan losses as a percentage of the loan portfolio (including MBS with recourse) has decreased from .28% in 1993 to .20% in 1995. The ratio of net chargeoffs to average loans outstanding (including MBS with recourse) was .15% for the year ended December 31, 1995, as compared to .18% and .16% for the years ended 1994 and 1993, respectively.

         The Company utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal and cost of holding property. Additions to, and reductions from, the allowance are reflected in current earnings.

         REAL ESTATE HELD FOR SALE

         At December 31, 1995, the Company had real estate held for sale in the amount of $76 million compared to $71 million a year earlier. The largest balance of real estate held for sale continues to be one- to four family properties in California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         LONG-LIVED ASSETS AND OTHER INTANGIBLES

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1995 consolidated financial statements.

         MORTGAGE SERVICING RIGHTS

         In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995. Golden West adopted SFAS 122 as of January 1, 1996. The impact on the Company's financial condition and results of operations is not expected to be material.

         CUSTOMER DEPOSITS

         Customer deposits increased by $1.6 billion in 1995 compared to increases of $1.8 billion and $936 million in 1994 and 1993, respectively. Customer deposits increased during 1995 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. The increase in customer deposits during 1994 resulted from an improvement in the savings market due to the rising interest rate environment as well as from aggressive promotions. Consumer funds were attracted during 1993 as a result of special promotions in the Company's savings markets. In 1995, the Company acquired one branch in New Jersey with $48 million in deposits and sold seven branches in Colorado with $153 million in deposits. In 1994, the Company acquired three branches in New Jersey with $78 million in deposits. In 1993, the Company acquired seven branches in Arizona containing $320 million in deposits and sold all seven of the Ohio branches with $264 million in deposits. .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

        ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses Federal Home Loan Bank (FHLB) borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. FHLB advances amounted to $6.4 billion at December 31, 1995, compared to $6.5 billion and $6.3 billion at December 31, 1994, and 1993, respectively.

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, as well as large banks and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $1.8 billion, $602 million, and $443 million at yearends 1995, 1994, and 1993, respectively. The $1.8 billion balance at December 31, 1995, includes $1.5 billion in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1996 to 1998.

        OTHER BORROWINGS

         As of December 31, 1995, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. At yearend 1995, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

         At December 31, 1995, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         World Savings currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at yearend 1995. The Association has medium-term notes outstanding under prior registrations with principal amounts of $1.6 billion at December 31, 1995, compared to $1.2 billion at December 31, 1994, and $677 million at December 31, 1993. As of December 31, 1995, the Association's medium-term notes were rated Al and A+ by Moody's and S&P, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         World Savings also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and at yearend 1995, the full amount was available for issuance. As of December 31, 1995, World Savings had issued a total of $200 million of subordinated notes which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World Savings' risk-based regulatory capital as Supplementary Capital.

        STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during 1995 as a result of retained earnings and the increase in market values of securities available for sale since December 31, 1994. The Company's stockholders' equity decreased by $65 million during 1994 due to the $216 million cost of the repurchase of Company stock and the $66 million decrease in unrealized gains on securities available for sale caused by the decrease in market values of securities available for sale since December 31, 1993. These decreases in stockholders' equity were substantially offset by 1994's net earnings. The Company increased its total stockholders' equity in 1993 through retained earnings and the adoption of Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which added $85 million to stockholders' equity at December 31, 1993.

         The Company is required to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123; therefore such adoption will have no effect on the Company's consolidated financial statements.

         In 1993 and 1994, through two separate actions, Golden West's Board of Directors authorized the purchase by the Company of up to 6.3 million shares of Golden West's common stock. On August 1, 1995, the Company's Board of Directors authorized the purchase by the Company of an additional 5.9 million shares of Golden West's common stock. As of December 31, 1995, 5.8 million shares had been repurchased and retired at a cost of $226 million since October 28, 1993, of which 68 thousand shares were purchased and retired at a cost of $3 million during 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The OTS requires federally insured institutions, such as World Savings, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1995, World Savings had tangible capital of $1.9 billion, or 6.38% of adjusted total assets, $1.5 billion in excess of the regulatory requirement.

         The second requirement is to have core capital of 3% of adjusted total assets. At December 31, 1995, World Savings had core capital of $1.9 billion, or 6.38% of adjusted total assets, $1.0 billion in excess of the regulatory requirement.

         The third capital requirement is to have risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 1995, World Savings had risk-based capital in the amount of $2.2 billion, or 13.40% of risk-weighted assets, exceeding the current requirement by $904 million.

         At December 31, 1995, WFSB had capital in excess of all its regulatory capital requirements.

         Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is "well capitalized" if its ratio of core capital to total assets is 5% or more, its ratio of core capital to risk-weighted assets is 6% or more, and its ratio of total capital to risk-weighted assets is 10% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. The Company's insured subsidiaries qualify as well capitalized institution under the rules applicable to them.

         The OTS limits capital distributions by savings associations. For purposes of capital distributions, the OTS has classified World Savings as a Tier 1 associations; thus, World Savings may pay dividends during a calendar year of up to 100% of net earnings to date during the calendar year plus up to one-half of capital in excess of the fully phased-in requirement at the end of the prior year subject to thirty days' advance notice to the OTS. World Savings paid a total of $280 million in upstream dividends to Golden West during 1995.

RESULTS OF OPERATIONS

         PROFIT MARGINS/SPREADS

         An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The following table shows the components of the Company's primary spread at the end of the years 1993 through 1995.
                                                     TABLE 32

                            Yield on Earning Assets, Cost of Funds, And Primary Spread
                                    Including the Effect of Purchase Accounting

                                                                        December 31
                                                         -------------------------------------------
                                                            1995           1994            1993
                                                         ------------   ------------   -------------
                   Yield on loan portfolio                      7.66%          6.91%           6.84%
                   Yield on investments                         5.96           5.42            3.80
                                                         ------------   ------------   -------------
                   Yield on earning assets                      7.56           6.81            6.61
                                                         ------------   ------------   -------------
                   Cost of customer deposits                    5.15           4.57            3.92
                   Cost of borrowings                           6.15           5.85            4.69
                                                         ------------   ------------   -------------
                   Cost of funds                                5.50           5.00            4.18
                                                         ------------   ------------   -------------
                   Primary spread                               2.06%          1.81%           2.43%
                                                         ===========    ===========    ============

        YIELD ON EARNING ASSETS

         Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the
COFI). Nevertheless, the Company's ARM portfolio tends to lag changes in market interest rates because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in interest rates due to the existence of a two-month reporting lag. Therefore, although interest rates began to increase during 1994, the yield on earning assets responded slowly to the upward trend as the COFI lags and other ARM features slowed the upward repricing of our loan portfolio. The yield on the Company's loan portfolio began to increase in mid-1994 and continued upward until mid-1995, in response to the rising rates. As interest rates began to stabilize during 1995, so did the Company's yield on the loan portfolio, which ended the year at 7.66%.

         COST OF FUNDS

         Approximately 85% of Golden West's liabilities are subject to repricing in less than one year. Because the cost of these liabilities is affected by short-term interest rates, higher rates led to an increase in the Company's cost of funds during 1994 and 1995. Falling rates led to a decrease in the Company's cost of funds during 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         INTEREST RATE SWAPS AND CAPS

         The Company enters into interest rate swaps and caps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

          Interest rate swap and cap activity decreased net interest income by $29 million, $23 million, and $71 million, for the years ended
December 31, 1995, 1994, and 1993, respectively.

         The table below summarizes the unrealized gains and losses for interest rate swaps and caps at December 31, 1995, and 1994.

                                                     TABLE 33

                            Unrealized Gains and Losses on Interest Rate Swaps and Caps
                                              (Dollars in Thousands)

                                                                  December 31, 1995
                                                   ---------------------------------------------------
                                                                                            Net
                                                     Unrealized        Unrealized        Unrealized
                                                        Gains            Losses         Gain (Loss)
                                                    --------------    --------------   ---------------
               Interest rate swaps                  $       46,374    $       87,403   $      (41,029)
               Interest rate caps                               36               -0-               36
                                                    --------------    --------------   ---------------
               Total                                $       46,410    $       87,403   $      (40,993)
                                                    ==============    ==============   ===============


                                                                  December 31, 1994
                                                   ---------------------------------------------------
                                                                                            Net
                                                     Unrealized        Unrealized        Unrealized
                                                        Gains            Losses         Gain (Loss)
                                                    --------------    --------------   ---------------
               Interest rate swaps                  $      68,987     $     113,134     $     (44,147)
               Interest rate caps                             589               -0-               589
                                                    --------------    --------------   --------------
               Total                                $      69,576     $     113,134     $     (43,558)
                                                    ==============    ==============   ===============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

                                                     TABLE 34

                                        Interest Rate Swap and Cap Activity
                                               (Dollars in Millions)

                                  Receive           Pay                            Forward         Interest
                                   Fixed        Fixed Swaps        Basis          Starting           Rate
                                   Swaps                         Swaps(a)           Swaps            Caps
                                -------------   ------------   --------------   --------------   -------------
Balance at
    January 1, 1994             $      2,706          2,582              600              210             437
    Additions                          2,575            124              200              -0-             -0-
    Maturities                          (365)          (481)            -0-               -0-            (137)
    Terminations                         -0-            -0-             (600)             -0-             -0-
    Forward starting
         becoming effective               75            -0-              -0-              (75 )           -0-
                                -------------   ------------   --------------   --------------   -------------
Balance at
    December 31, 1994           $      4,991    $     2,225    $         200    $         135    $        300
    Additions                            219            -0-               43              -0-             -0-
    Maturities                        (2,114 )         (450 )           (200 )            -0-             (75 )
    Forward starting
         becoming effective              125            -0-              -0-             (125 )           -0-
                                -------------   ------------   --------------   --------------   -------------
Balance at
    December 31, 1995           $      3,221    $     1,775    $          43    $          10    $        225
                                =============   ============   ==============   ==============   =============

(a)      Receives floating, pays floating.

         INTEREST ON LOANS

         In 1995, interest on loans increased due to an increase in the average portfolio balance and an increase in the average portfolio yield. In 1994, interest on loans increased due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield.

         INTEREST ON MBS

         In 1995, interest on MBS increased due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield. In 1994, interest on MBS decreased due to a decline in the average portfolio yield and a decrease in the average portfolio balance.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was higher in 1995 than in 1994 and in 1994 than in 1993 due to increases in the average portfolio balance and increases in the average portfolio yield in 1994 and again in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         INTEREST ON CUSTOMER DEPOSITS

         The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of two years or less. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. The increase in interest in 1995 was due to the increase in the average cost of customer deposits and an increase in the average balance of customer deposits. The increase in interest on customer deposits in 1994 was due to an increase in the average balance of customer deposits partially offset by a decrease in the average cost of customer deposits.

         INTEREST ON ADVANCES

         Interest paid on FHLB advances was higher in 1995 as compared to 1994 due to an increase in the average outstanding balance and an increase in the average cost of these borrowings. Interest paid on FHLB advances was lower in 1994 as compared to 1993 due to a decrease in the average balance of these borrowings, which was partially offset by an increase in the average cost of these borrowings.

         INTEREST ON OTHER BORROWINGS

         Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $287 million, $172 million, and $158 million for the years ended 1995, 1994, and 1993, respectively. The increase in the expense in 1995 over 1994 was due to an increase in the average balance of these liabilities, mainly due to the increase in the average balance of reverse repurchases, which was partially offset by a decrease in the average cost of other borrowings. The increase in the expense in 1994 over 1993 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $61 million, $63 million, and $66 million for the years ended 1995, 1994 and 1993, respectively. The lower provision in 1995 reflects lower chargeoffs. The decrease in the provision in 1994 over 1993 reflected the decrease in nonperforming assets due to the beginning of a recovery in the California economy. The 1994 provision included $3.7 million in specific earthquake loss reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         GAIN (LOSS) ON THE SALE OF SECURITIES AND MORTGAGE-BACKED SECURITIES

         The gain (loss) on the sale of securities and mortgage-backed securities was a loss of $493 thousand for the year ended 1995, a loss of $120 thousand for the year ended 1994 and a gain of $23 million for the year ended 1993. The 1993 gain included a $24 million reduction of a valuation allowance on investments charged to income in previous years.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased during the three years under discussion. The primary reasons for the increase in 1995 were the growth in savings deposits and general inflation. The primary reasons for the increases in 1994 and 1993 were the expansion of loan origination capacity and savings branches, primarily outside of California; the expenses of relocating some of our administrative operations to San Antonio, Texas; the installation of enhancements to data processing systems; and general inflation.

         Nevertheless, economies of scale were realized in 1995 as general and administrative expenses as a percentage of average assets dropped to .93% at yearend December 31, 1995 compared with 1.02%, and .97% for the years ended December 31, 1994, and 1993, respectively.

         DEPOSIT INSURANCE

         Legislation is currently pending in Congress which would recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The legislation would require an assessment of all SAIF-insured institutions of approximately 80 basis points on their March 31, 1995, customer deposit balances. If such legislation had been passed by December 31, 1995, World Savings would have been assessed approximately $95 million, on an after tax basis. After paying the one-time assessment, it is expected that World Savings would pay significantly reduced insurance premiums on its customer deposits. There is no certainty that such legislation will become law.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         Taxes as a percentage of earnings decreased in 1995 over 1994 as a result of tax benefits from past acquisitions and the final settlement of prior year tax audits.

         LIQUIDITY AND CAPITAL RESOURCES

         World Savings' principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World Savings has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World Savings may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         The principal sources of funds for the Association's parent, Golden West, are interest on investments, dividends from World Savings and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends that World Savings can pay. The principal liquidity needs of Golden West are for payment of interest on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the purchase of Golden West stock and general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index included on page 71 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

         Name and Age                            Position
         ------------                            --------
         Herbert M. Sandler, 64                  Chairman of the Board
                                                 and Chief Executive Officer

         Marion O. Sandler, 65                   Chairman of the Board and
                                                 Chief Executive Officer (a)

         James T. Judd, 57                       Senior Executive Vice
                                                 President

         Russell W. Kettell, 52                  President and Treasurer(b)

         J. L. Helvey, 64                        Group Senior Vice President

         Dirk S. Adams, 44                       Group Senior Vice President

         Robert C. Rowe, 40                      Vice President and
                                                 Secretary (c)

         Louis J. Galen, 70                      Director

         Antonia Hernandez, 47                   Director

         Patricia A. King, 53                    Director

         William D. McKee, 69                    Director

         Bernard A. Osher, 68                    Director

         Kenneth T. Rosen, 47                    Director

         Paul Sack, 68                           Director

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

               (b) Russell W. Kettell was elected Treasurer of the Company in January 1995 and has held the position of President of the Company since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984.

               (c) Robert C. Rowe was elected Senior Vice President in 1995. Prior thereto, he served as Vice President and Secretary of the Company since February 1991. Prior thereto, Mr. Rowe served as Assistant Vice President and Secretary since 1989 and as General Counsel since 1988. Prior to that, Mr. Rowe was a legal counsel to the Federal Home Loan Bank of San Francisco since 1984.

         For further information concerning the directors and executive officers of the Registrant, see pages 2, 3, and 5 of the Registrant's Proxy Statement dated March 15, 1996, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 15, 1996, on pages 3 through 5 and 7 through 10 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth on pages 2, 3, 6 and 7 of Registrant's Proxy Statement dated March 15, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See "Indebtedness of Management" on page 8 of the Registrant's Proxy Statement dated March 15, 1996, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) Index to Financial Statements

                      See Index included on page 71 and the financial statements, which begin on page F-1.

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

                  (3)  Index To Exhibits

                        Exhibit No.               Description
                        -----------               -----------

                          3 (a) Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference from Exhibit 3(a) to the Company's Annual Report on Form 10-K
                                    (file No.  1-4629)for the year ended
                                    December 31, 1990.
                          3 (b) By-Laws, as amended, are incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K file No. 1-4629) for the year ended
                                    December 31, 1987.
                         4 (a) The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.
                        10 (a) 1978 Stock Option Plan,as amended, is incorporated by reference from Exhibit 10(a) to the Company's Annual Report on Form 10-K (file No.1-4629)for the year ended
                                    December 31, 1987.
                        10 (b) 1987 Stock Option Plan, as amended, is incorporated by reference from Exhibit 10(b) to the Company's Annual Report on
                                    Form 10-K (file No.1-4629) for the year ended December 31, 1991.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

          (a)  (3)  Index To Exhibits (continued)
                    Exhibit No.                   Description
                    -----------                   -----------
                      10 (c)        Deferred Compensation Agreement between the
                                    Company and James T.Judd is incorporated by
                                    reference from Exhibit 10(b) of the
                                    Company's Annual Report on Form 10-K (file
                                    No. 1-4629) for the year ended
                                    December 31, 1986.
                      10 (d)        Deferred Compensation Agreement between the
                                    Company and Russell W. Kettell is
                                    incorporated by reference from Exhibit 10(c)
                                    of the Company's Annual Report on Form 10-K
                                    (file No. 1-4629) for the year ended
                                    December 31, 1986. 10 (e)Deferred
                                    Compensation Agreement between the Company
                                    and J.L. Helvey is incorporated by
                                    reference from Exhibit 10(d) of the
                                    Company's Annual Report on Form 10-K (file
                                    No. 1-4629) for the year ended December 31,
                                    1986.
                     10 (f)         Deferred Compensation Agreement between the
                                    Company and David C. Welch is incorporated
                                    by reference from Exhibit 10(f) of the
                                    Company's Annual Report on Form 10-K (file
                                    No. 1-4629) for the year ended December 31,
                                    1987.
                     10 (g)         Operating lease on Company headquarters
                                    building, 1901 Harrison Street, Oakland,
                                    California 94612, is incorporated by
                                    reference from Exhibit 10(e) of the
                                    Company's Annual Report on Form 10-K (file
                                    No. 1-4629) for the year ended December 31,
                                    1986.
                     10 (h)         Form of Supplemental Retirement Agreement
                                    between the Company and certain executive
                                    officers is incorporated by reference from
                                    Exhibit 10(j) to the Company's Annual
                                    Report on Form 10-K (file No.  1-4629) for
                                    the year ended December 31, 1990.
                     21 (a)         Subsidiaries of the Registrant is
                                    incorporated by reference from Exhibit 22(a)
                                    of the Company's Annual Report on Form 10-K
                                    (file No. 1-4629) for the year ended
                                    December 31, 1987.
                     23 (a)         Independent Auditors' Consent.
                     27             Financial Data Schedule

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

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


                                    GOLDEN WEST FINANCIAL CORPORATION


                                    By:      /s/ Herbert M. Sandler
                                                 Herbert M. Sandler,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                    By:      /s/ Marion O. Sandler
                                                 Marion O. Sandler,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                     By:     /s/ J. L.Helvey
                                                 J. L. Helvey,
                                                 Group Senior Vice President
                                                 and Chief Financial and
                                                 Accounting Officer




Dated:  March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ Louis J. Galen      3/27/96
    Louis J. Galen,                             Kenneth T. Rosen,
    Director                                    Director



/s/  Antonia Hernandez  3/27/96            /s/  Paul Sack             3/27/96
     Antonia Hernandez                          Paul Sack,
     Director                                   Director



/s/  Patricia A. King,  3/27/96           /s/   Herbert M. Sandler    3/27/96
     Patricia A. King                           Herbert M. Sandler
     Director                                   Director



/s/  William D. McKee,  3/27/96           /s/   Marion O. Sandler,    3/27/96
     William D. McKee                           Marion O.Sandler
     Director                                   Director


/s/  Bernard A. Osher   3/27/96
     Bernard A. Osher,
     Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
Independent Auditors' Report                                       F-1
Golden West Financial Corporation and Subsidiaries:
   Consolidated Statement of Financial Condition as of
   December 31, 1995, and 1994                                     F-2
   Consolidated Statement of Net Earnings for the years
   ended December 31, 1995, 1994, and 1993                         F-3
   Consolidated Statement of Stockholders' Equity for the
   years ended December 31, 1995, 1994, and 1993                   F-4
   Consolidated Statement of Cash Flows for the years
   ended December 31, 1995, 1994, and 1993                         F-5
   Notes to Consolidated Financial Statements                      F-6


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

         We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Oakland, California
January 22, 1996

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 (Dollars in thousands except per share figures)











                                     ASSETS
                                     ------

                                                                                 December 31
                                                                      ----------------------------------
                                                                           1995              1994
                                                                      ---------------   ----------------
Cash                                                                  $      218,695     $      242,441
Securities available for sale at fair value (Notes B and L)                  901,856          1,488,845
Other investments at cost (fair value of $1,190,160 and
  $534,600) (Note C)                                                       1,190,160            534,600
Mortgage-backed securities available for sale at fair value
  (Notes D and L)                                                            282,881            323,339
Mortgage-backed securities held to maturity without recourse
  at cost (fair value of $922,032 and $831,436) (Notes E and L)              893,774            871,039
Mortgage-backed securities held to maturity with recourse
  at cost (fair value of $2,295,203 and $-0-) (Notes E and L)              2,232,686                -0-
Loans receivable less allowance for loan losses of
  $141,988 and $124,003 (Notes F and K)                                   28,181,353         27,071,266
Interest earned but uncollected (Note G)                                     225,395            202,456
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note K)                             350,955            332,940
Real estate held for sale or investment (Note H)                              76,187             72,217
Prepaid expenses and other assets                                            222,015            206,478
Premises and equipment, net (Note I)                                         203,637            201,875
Goodwill arising from acquisitions (Note A)                                  138,562            136,245
                                                                      ===============   ================
                                                                      $   35,118,156     $   31,683,741
                                                                      ===============   ================










                 See notes to consolidated financial statements.

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31
                                                                      ---------------------------------------
                                                                            1995                 1994
                                                                      -----------------    ------------------
Customer deposits (Note J)                                                 $20,847,910           $19,219,389
Advances from Federal Home Loan Banks (Note K)                               6,447,201             6,488,418
Securities sold under agreements to repurchase (Note L)                      1,817,943               601,821
Medium-term notes (Note M)                                                   1,597,507             1,164,079
Federal funds purchased (Note N)                                                   -0-               250,000
Accounts payable and accrued expenses                                          450,814               443,693
Taxes on income (Note P)                                                       356,036               294,508
                                                                      -----------------    ------------------
                                                                            31,517,411            28,461,908

Subordinated notes (Note O)                                                  1,322,392             1,221,559

Stockholders' equity (Notes Q and R): Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 58,871,409 and 58,589,955 shares                     5,887                 5,859
  Paid-in capital                                                               55,353                45,689
  Retained earnings - substantially restricted                               2,140,883             1,929,740
                                                                      -----------------    ------------------
                                                                             2,202,123             1,981,288
  Unrealized gains on securities available for sale                             76,230                18,986
                                                                      -----------------    ------------------
          Total Stockholders' Equity                                         2,278,353             2,000,274
                                                                      -----------------    ------------------
                                                                           $35,118,156           $31,683,741
                                                                      =================    ==================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF NET EARNINGS
                 (Dollars in thousands except per share figures)

                                                                    Year Ended December 31
                                                  -------------------------------------------------------
                                                        1995                1994                1993
                                                  -----------------   -----------------   -----------------
  Interest Income:
    Interest on loans                              $     2,097,664    $      1,649,413     $     1,637,764
    Interest on mortgage-backed securities                 181,355             103,927             138,874
    Interest and dividends on investments                  148,422             123,137              93,534
                                                  -----------------   -----------------   -----------------
                                                         2,427,441           1,876,477           1,870,172

  Interest Expense:
    Interest on customer deposits (Note J)               1,048,390             714,353             705,700
    Interest on advances                                   369,239             268,952             273,816
    Interest on repurchase agreements                       70,709              37,620              36,023
    Interest on other borrowings                           216,267             134,182             121,875
                                                  -----------------   -----------------   -----------------
                                                         1,704,605           1,155,107           1,137,414
                                                  -----------------   -----------------   -----------------
      Net Interest Income                                  722,836             721,370             732,758
  Provision for loan losses                                 61,190              62,966              65,837
                                                  -----------------   -----------------   -----------------
      Net Interest Income after Provision for
        Loan Losses                                        661,646             658,404             666,921
  Non-Interest Income:
    Fees                                                    29,200              28,816              31,061
    Gain (loss) on the sale of securities and
    mortgage-backed securities                                (493)               (120)             22,541
    Other                                                   13,833               8,790               8,440
                                                  -----------------   -----------------   -----------------
                                                            42,540              37,486              62,042
  Non-Interest Expense:
    General and administrative:
      Personnel                                            151,352             150,220             132,472
      Occupancy                                             48,737              44,472              40,443
      Deposit insurance                                     44,993              40,220              35,706
      Advertising                                            9,850              10,761              10,782
      Other                                                 61,260              57,246              53,764
                                                  -----------------   -----------------   -----------------
                                                           316,192             302,919             273,167
    Amortization of goodwill arising from
      acquisitions                                           2,762               2,589              (1,586)
                                                  -----------------   -----------------   -----------------
                                                           318,954             305,508             271,581
                                                  -----------------   -----------------   -----------------
  Earnings Before Taxes on Income                          385,232             390,382             457,382
    Taxes on income (Note P)                               150,693             159,933             183,528
                                                  -----------------   -----------------   -----------------
  Net Earnings                                    $        234,539    $        230,449    $        273,854
                                                  =================   =================   =================
  Net earnings per share                                     $4.00               $3.71               $4.28
                                                  =================   =================   =================




                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands except per share figures)

                                                                                        Unrealized
                                                                                         Gains on
                                                                                        Securities          Total
                                             Common       Paid-in        Retained        Available      Stockholders'
                                             Stock        Capital        Earnings        for Sale           Equity
                                           -----------   -----------   -------------   --------------   ---------------
Balance at January 1, 1993                 $    6,392    $   36,186    $  1,684,820                      $   1,727,398

Common stock issued upon exercise
  of stock options, including tax
  benefits - 208,125 shares                        21         4,713             -0-                              4,734

Net earnings                                      -0-           -0-         273,854                            273,854

Cash dividends on common
  stock ($.27 per share)                          -0-           -0-         (17,280)                          (17,280 )

Purchase and retirement of
  204,000 shares of Company
  stock (Note Q)                                  (20)         -0-          (7,801)                           (7,821 )

Unrealized gains on securities
  available for sale                              -0-           -0-             -0-      $    84,719            84,719
                                           -----------   -----------   -------------   --------------   ---------------
Balance at December 31, 1993                    6,393        40,899       1,933,593           84,719         2,065,604

Common stock issued upon exercise
  of stock options, including tax
  benefits - 222,200 shares                        22         4,790             -0-                              4,812

Net earnings                                      -0-           -0-         230,449                            230,449

Cash dividends on common
  stock ($.31 per share)                          -0-           -0-         (19,220)                           (19,220)

Purchase and retirement of
  5,561,180 shares of Company
  stock (Note Q)                                 (556 )         -0-        (215,082)                          (215,638)

Change in unrealized gains on
   securities available for sale                  -0-           -0-             -0-          (65,733)          (65,733)
                                           -----------   -----------   -------------   --------------   ---------------
Balance at December 31, 1994                    5,859        45,689       1,929,740           18,986         2,000,274

Common stock issued upon exercise
  of stock options, including tax
  benefits - 349,290 shares                        35         9,664             -0-                              9,699

Net earnings                                      -0-           -0-         234,539                            234,539

Cash dividends on common
  stock ($.35 per share)                          -0-           -0-         (20,533)                          (20,533)

Purchase and retirement of
  67,836 shares of
  Company stock (Note Q)                           (7)          -0-          (2,863)                           (2,870)

Change in unrealized gains on
  securities available for sale                   -0-           -0-             -0-          57,244            57,244
                                           -----------   -----------   -------------   --------------   ---------------
Balance at December 31, 1995               $    5,887    $   55,353    $  2,140,883      $   76,230      $  2,278,353
                                           ===========   ===========   =============   ==============   ===============

                       See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Year Ended December 31
                                                                --------------------------------------------------------
                                                                      1995               1994                1993
                                                                ----------------   ----------------    -----------------
Cash Flows From Operating Activities:
  Net earnings                                                  $        234,539   $        230,449    $        273,854
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Provision for loan losses                                             61,190             62,966              65,837
    Amortization of loan fees and discounts                              (20,746)           (28,832)            (45,666)
    Depreciation and amortization                                         21,568             19,454              13,978
    Reduction of a valuation allowance on investments                        -0-                -0-             (24,000)
    Loans originated for sale                                           (169,020)           (93,951)           (442,880)
    Sales of loans originated for sale                                   141,648            146,115             432,362
    (Increase) in interest earned but uncollected                        (22,939)           (27,376)            (17,357)
    Federal Home Loan Bank stock dividends                               (21,511)           (19,007)            (12,744)
    Decrease (increase) in prepaid expenses and other assets             (11,205)           (91,751)             26,020
    Increase (decrease) in accounts payable and accrued expenses           7,121             87,894              (5,327)
    Increase (decrease) in taxes on income                                21,210            (23,448)             72,828
    Other, net                                                           (27,426)           (23,011)            (15,624)
                                                                 ----------------   ----------------    ----------------
      Net cash provided by operating activities                          214,429            239,502             321,281

Cash Flows From Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                        (5,780,044)        (6,543,702)         (5,968,997)
    Real estate loans purchased                                          (30,837)           (68,926)            (13,567)
    Other, net                                                           (64,754)             3,816              25,836
                                                                ----------------   ----------------    ----------------
                                                                      (5,875,635)        (6,608,812)         (5,956,728)

  Real estate loan principal payments:
    Monthly payments                                                     511,710            600,879             574,459
    Payoffs, net of foreclosures                                       1,560,485          2,232,214           2,852,722
    Refinances                                                           182,323            326,447             388,171
                                                                 ----------------   ----------------    ----------------
                                                                       2,254,518          3,159,540           3,815,352
  Purchases of mortgage-backed securities available for sale              (6,254)            (1,656)               -0-
  Purchases of mortgage-backed securities held to maturity               (99,032)           (47,086)           (302,313)
  Sales of mortgage-backed securities available for sale                   6,396                121                 -0-
  Sales of mortgage-backed securities held to maturity                       -0-                -0-                 138
  Repayments of mortgage-backed securities                               210,388            310,704             645,647
  Proceeds from sales of real estate                                     193,389            217,965             206,009
  Purchases of securities available for sale                          (2,992,018)        (2,623,315)         (4,326,544)
  Sales of securities available for sale                                 290,624            931,508           1,151,375
  Matured securities available for sale                                3,392,495          1,801,054           2,620,242
  Decrease (increase) in other investments                              (655,560)             3,500            (569,697)
  Purchases of Federal Home Loan Bank stock                              (13,486)               -0-             (79,713)
  Redemptions of Federal Home Loan Bank stock                             12,650              7,775              52,969
  Additions to premises and equipment                                    (24,099)           (58,827)            (37,496)
                                                                 ----------------   ----------------    ----------------
    Net cash used in investing activities                             (3,305,624)        (2,907,529)         (2,780,759)


                See notes to consolidated financial statements.










                                                                                 Year Ended December 31
                                                                  -----------------------------------------------------
                                                                        1995               1994               1993
                                                                   ---------------    ---------------    ---------------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase in deposits, net                                      $      781,850     $    1,211,544     $      368,749
    Interest credited                                                     846,671            585,361            567,489
                                                                   ---------------    ---------------    ---------------
                                                                        1,628,521          1,796,905            936,238

    Additions to Federal Home Loan Bank advances                        1,051,490            304,500          1,701,200
    Repayments of Federal Home Loan Bank advances                      (1,093,122)           (98,034)          (919,195)
    Proceeds from agreements to repurchase securities                   3,424,725          4,599,988          4,035,812
    Repayments of agreements to repurchase securities                  (2,208,603)        (4,441,041)        (4,149,648)
    Proceeds from medium-term notes                                       699,360            499,696            609,235
    Repayments of medium-term notes                                      (267,000)          (12,865)            (14,500)
    Proceeds from federal funds purchased                                     -0-            250,000                -0-
    Repayments of federal funds purchased                                (250,000)               -0-                -0-
    Proceeds from subordinated debt                                        99,283                -0-            297,008
    Dividends on common stock                                             (20,533)           (19,220)           (17,280)
    Sale of stock                                                           6,198              2,992              2,818
    Purchase and retirement of Company stock                               (2,870)          (215,638)            (7,821)
                                                                   ---------------    ---------------    ---------------
      Net cash provided by financing activities                         3,067,449          2,667,283          2,473,867
                                                                   ---------------    ---------------    ---------------
Net Increase (Decrease) in Cash                                           (23,746)              (744)            14,389
Cash at beginning of period                                               242,441            243,185            228,796
                                                                   ---------------    ---------------    ---------------
Cash at end of period                                               $     218,695     $      242,441      $     243,185
                                                                   ===============    ===============    ===============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                        $   1,640,261     $    1,152,572       $  1,176,338
    Income taxes                                                          128,123            182,332            112,970
  Cash received for interest and dividends                              2,404,502          1,849,101          1,852,815
  Noncash investing activities:
    Loans transferred to foreclosed real estate                           216,392            246,612            234,149
    Securities transferred to available for sale                              -0-                -0-            845,786
    Mortgage-backed securities transferred to available for sale              -0-                -0-          1,114,069
    Mortgage-backed securities transferred from available for
      sale to held to maturity (at fair value)                                -0-            453,564                -0-
     Loans securitized into mortgage-backed securities with recourse    2,325,589                -0-                -0-


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1995, 1994 and 1993
                     (Dollars in thousands except per share figures)


NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). The Company's principal operating subsidiaries are World Savings and Loan Association, a federally chartered association (the Association or World Savings) and World Savings Bank, a federally chartered savings bank (WFSB), (collectively, the Insured Institutions). At December 31, 1995, the assets of these subsidiaries were $30 billion and $4 billion, respectively. Intercompany accounts and transactions have been eliminated.

Nature of Operations
--------------------

         Golden West Financial Corporation, through its financial institution subsidiaries, operates 233 savings branches in seven states and 221 loan offices in 24 states. The Company's primary source of revenue is interest from loans on residential real estate.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Investments
--------------------

         The Insured Institutions are required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at a monthly average of not less than 5% of customer deposits and short-term borrowings.

          The Company has adopted Statement of Financial Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has identified its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1995, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Transfers of securities, if any, between the available for sale and held to maturity portfolios are handled in accordance with FAS 115. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share)


Mortgage-backed securities
--------------------------

          The Company has no trading mortgage-backed securities (MBS). Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans into MBS with recourse to be held to maturity which are available to be used as collateral for borrowings.

Loans Receivable
----------------

         The Company's real estate loan portfolio consists primarily of long-term loans collateralized by first trust deeds on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans on the security of savings accounts.

         The adjustable rate mortgage (ARM) is the Company's primary real estate loan. The ARM carries an interest rate that may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. The Company also offers "modified" ARMs, loans that offer a low fixed rate generally from 1% to 3% below the contract rate for an initial period, usually three to 36 months.

         The Company does make a limited number of loans that are held for sale, primarily fixed-rate loans. These loans are usually originated against firm sales contracts. These loans are recorded at the lower of cost or market.

         Impairment is measured based on the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the present value of impaired loans for which impairment is measured based on the present value of expected future cash flows or for the changes in the appraised value of loans that are collateral dependent.

         Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the actual life of the related loans using the interest method.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share figures)

Real Estate Held for Sale or Investment
---------------------------------------

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

Allowance for Loan Losses
-------------------------

         The Company provides specific valuation allowances for losses on loans when impaired, including loans securitized into MBS with recourse, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal and cost of holding the property. Additions to, and reductions from the allowances are reflected in current earnings.

Mortgage Servicing Rights
-------------------------

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995. However, if it were applied to the Company's 1995 financial statements, the impact would not be material.

Goodwill
--------

         Positive goodwill, or the excess of the cost over the fair value of net assets acquired resulting from acquisitions, of $212,021 (1995) and $222,524
(1994) is stated net of accumulated amortization of $215,275 (1995) and $199,693
(1994). Negative goodwill, or the excess of the fair value of net assets acquired over the cost resulting from acquisitions, of $73,459 (1995) and $86,279 (1994) is shown net of accumulated amortization of $72,741 (1995) and $59,921 (1994). Positive and negative goodwill are being amortized on the straight-line method over periods ranging from 5 to 40 years.

Long-Lived Assets and Other Intangible Assets
---------------------------------------------

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1995 consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)

Securities Sold Under Agreements to Repurchase
----------------------------------------------

         The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements) only with selected dealers and banks. Reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

Interest Rate Swaps and Caps
----------------------------

         The Company utilizes certain derivative financial instruments, primarily various types of interest rate swaps and caps, as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to limit the impact of changes in interest rates on mortgage loans, or other designated assets, customer deposits or borrowings. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the designated balance sheet item. The designated balance sheet item is generally a pool of assets or liabilities with similar interest rate characteristics. Some interest rate swaps are entered into with starting dates in the future in anticipation of future prepayments on fixed-rate assets.

         An interest rate cap is an agreement between two parties in which one party pays a fee for the right to receive a payment from a counterparty based on the excess, if any, of an open market floating rate over a base rate applied to a notional principal amount. The excess that may be received on interest rate cap agreements limits the impact of changes in interest rates on mortgage loans or other designated assets. Amounts that may be received on interest rate cap agreements and fees paid to purchase the agreements are recognized over the life of the agreements, with income and expense recorded in the same category as the designated balance sheet item.

Taxes on Income
---------------

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

Regulatory Capital Requirements
-------------------------------

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards. Under FIRREA, thrifts and savings banks must have tangible capital equal to 1.5% of adjusted total assets, have core capital equal to 3% of adjusted total assets, and have risk-based capital equal to 8% of risk-weighted assets.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)

         At December 31, World Savings had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                   1995                                                1994
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible       $1,924,910      6.38%       $ 452,761     1.50%      1,931,375      6.26%       462,564      1.50%
Core            1,924,910      6.38          905,521     3.00       2,047,016      6.64       925,129       3.00
Risk-based      2,243,519     13.40        1,339,177     8.00       2,353,781     13.54       1,390,391     8.00

         At December 31, 1995, WFSB had the following regulatory capital calculated in accordance with FIRREA's capital standards: Tangible, $562,788 or 14.01%; Core, $562,788 or 14.01%; and Risk-based $568,451 or 26.55%.

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

         As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, World Savings and World Savings Bank, FSB, both of which are regulated by the OTS, are deemed to be "well capitalized."

         At December 31, World Savings had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                       1995                                                1994
                 -------------------------------------------------   -------------------------------------------------
                         ACTUAL               WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------   -----------------------   -----------------------   -----------------------
                   Capital       Ratio       Capital      Ratio        Capital      Ratio        Capital       Ratio
                 ------------   --------   ------------  ---------   ------------  ---------   ------------   --------
Leverage          $1,924,910      6.38%     $1,509,202    5.00%      $2,047,016      6.64%      $1,541,881      5.00%
Tier 1 ris based   1,924,910     11.50       1,004,383    6.00         2,047,016    11.78        1,042,793      6.00
Total risk-based   2,243,519     13.40       1,673,972   10.00         2,353,781    13.54        1,737,989     10.00

         At December 31, 1995, WFSB had the following regulatory capital, calculated in accordance with FDICIA's capital standards: Leverage, $562,788 or 14.01%; Tier 1 risk-based, $562,788 or 26.28%; and Total risk-based, $568,451 or
26.55%.

         Legislation is currently pending in Congress which would recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The legislation would require an assessment of all SAIF-insured institutions of approximately 0.80% on their March 31, 1995, customer balances. If such legislation had been passed by December 31, 1995, World Savings would have been assessed approximately $95 million, on an after tax basis. After paying the one time assessment, it is expected that World Savings would pay significantly reduced insurance premiums on its customer deposits.
There is no certainty that such legislation will become law.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


Retained Earnings
-----------------

         Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association or WFSB of any proposed dividend to be paid to the Company. Under OTS regulations, World Savings and WFSB are classified as Tier 1 institutions and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of their capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year.

         At December 31, 1995, $306 million of the Association's retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $1.8 billion of the Association's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as is World Savings.

Earnings Per Share
------------------

         Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding, 58,657,422 (1995), 62,128,719 (1994), and 63,977,876 (1993).


NOTE  B - Securities Available for Sale

         The following is a summary of securities available for sale:

                                                                                 December 31, 1995
                                                        --------------------------------------------------------------------
                                                                            Unrealized       Unrealized          Fair
                                                             Cost             Gains            Losses            Value
                                                        ----------------  ---------------  ---------------  ----------------
Certificates of deposit                                 $        49,999   $            1   $          -0-   $        50,000
U.S. Treasury and Government agency obligations                 174,783               36              -0-           174,819
Collateralized mortgage obligations                             410,953              216            3,222           407,947
Commercial paper                                                 50,932               42              -0-            50,974
Equity securities                                                98,545          119,597               26           218,116
                                                        ----------------  ---------------  ---------------  ----------------
                                                        $       785,212   $      119,892   $        3,248   $       901,856
                                                        ================  ===============  ===============  ================

                                                                                December 31, 1994
                                                       ---------------------------------------------------------------------
                                                                           Unrealized        Unrealized          Fair
                                                             Cost            Gains             Losses           Value
                                                        ---------------  ---------------   ---------------  ---------------
Certificates of deposit                                 $       30,004     $        -0-    $           35   $       29,969
U.S. Treasury and Government agency obligations                644,279              275             7,485          637,069
Collateralized mortgage obligations                            692,065              -0-            23,937          668,128
Commercial paper                                                 1,076              193               -0-            1,269
Equity securities                                               98,504           66,172            12,266          152,410
                                                        ---------------  ---------------   ---------------  ---------------
                                                        $    1,465,928    $      66,640    $       43,723   $    1,488,845
                                                        ===============  ===============   ===============  ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)



         The weighted average portfolio yields on securities available for sale were 5.89% and 5.24% at December 31, 1995, and 1994, respectively. Sales of securities available for sale resulted in realized gains of $10 (1995), $83
(1994) and $22 (1993) and realized  losses of $515  (1995),  $226 (1994) and $13
(1993).

         At December 31, 1995, the securities available for sale had maturities as follows:

                                                            Amortized                 Fair
           Maturity                                           Cost                    Value
           --------------------------------------        ----------------        ----------------
           No maturity                                   $        98,545         $       218,116
           1996                                                  281,024                 280,933
           1997 through 2000                                     333,437                 330,851
           2001 through 2005                                      42,952                  42,720
           2006 and thereafter                                    29,254                  29,236
                                                         ----------------        ---------------
                                                         $       785,212         $       901,856
                                                         ================        ===============


NOTE  C - Other Investments

     The following is a summary of other investments not subject to Financial Accounting Standards Board pronouncement No. 115:

                                                                               December 31
                                                                      ---------------------------------
                                                                           1995             1994
                                                                      ----------------  --------------
         Federal funds, at cost                                       $       490,960    $    152,000
         Short-term repurchase agreements collateralized
           by mortgage-backed securities, at cost                             699,200         382,600
                                                                      ================  ==============
                                                                       $    1,190,160    $    534,600
                                                                      ================  ==============


         At December 31, 1995, and 1994, cost approximated fair market value and there were no unrealized gains or losses.

         The weighted average portfolio yields on other investments were 6.00% and 5.92% at December 31, 1995, and 1994, respectively. Sales of other investments resulted in gains of $-0- (1995), $-0- (1994), and $24,000 (1993), and losses of $-0- (1995), $-0- (1994), and $1,473 (1993).

         As of December 31, 1995, the entire other investments portfolio matures in 1996.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  D - Mortgage-Backed Securities Available for Sale

         Mortgage-backed   securities  available  for  sale  are  summarized  as
follows:

                                                                    December 31, 1995
                                          ----------------------------------------------------------------------
                                            Amortized         Unrealized         Unrealized           Fair
                                               Cost              Gains             Losses             Value
                                          ---------------    --------------    ---------------    --------------
        FNMA                              $      114,204     $       4,661     $          280     $     118,585
        FHLMC                                     91,032             4,771                 88            95,715
        GNMA                                      62,327             5,098                 59            67,366
        Other                                      1,215               -0-                -0-             1,215
                                          ===============    ==============    ===============    ==============
                                          $      268,778     $      14,530     $          427     $     282,881
                                          ===============    ==============    ===============    ==============

                                                                    December 31, 1994
                                          ----------------------------------------------------------------------
                                            Amortized         Unrealized         Unrealized           Fair
                                               Cost              Gains             Losses             Value
                                          ---------------    --------------    ---------------    --------------
        FNMA                              $      130,528     $       2,580     $        2,658     $     130,450
        FHLMC                                    108,676             2,900                669           110,907
        GNMA                                      76,323             4,282                101            80,504
        Other                                      1,485                41                 48             1,478
                                          ---------------    --------------    ---------------    -------------
                                          $      317,012      $      9,803     $        3,476     $     323,339
                                          ===============    ==============    ===============    ==============


         The weighted average portfolio yields on mortgage-backed securities available for sale were 8.85% and 9.57% at December 31, 1995, and 1994, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities available for sale portfolio were $6,409 (1995), $120
(1994) and $-0-  (1993) and  resulted  in  realized  gains of $13  (1995),  $-0-
(1994),  and $-0- (1993) and realized losses of $-0- (1995), $1 (1994), and $-0-
(1993).

         At December 31, 1995, mortgage-backed securities available for sale had contractual maturities as follows:

                                                           Amortized                 Fair
            Maturity                                         Cost                    Value
            -----------------------------               ----------------        ----------------
            1996 through 2000                           $         1,459         $         1,488
            2001 through 2005                                     2,974                   3,121
            2006 and thereafter                                 264,345                 278,272
                                                        ================        ================
                                                        $       268,778         $       282,881
                                                        ================        ================


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  E - Mortgage-Backed Securities Held to Maturity

         Mortgage-backed securities held to maturity are summarized as follows:

                                                                  December 31, 1995
                                           -----------------------------------------------------------------
                                             Amortized       Unrealized       Unrealized          Fair
                                               Cost             Gains           Losses            Value
                                           --------------   --------------   --------------   --------------
         Mortgage-backed securities
           without recourse:
           FNMA                            $     718,136     $     19,276     $      2,930      $   734,482
           FHLMC                                  91,224            6,628              -0-           97,852
           GNMA                                   84,414            5,284              -0-           89,698
                                           --------------   --------------   --------------   --------------
                                           $     893,774     $     31,188     $      2,930      $   922,032

         Mortgage-backed securities
           with recourse:
           FNMA                                2,232,686           62,517              -0-        2,295,203
                                           --------------   --------------   --------------   --------------
                                           $   3,126,460    $      93,705     $      2,930     $  3,217,235
                                           ==============   ==============   ==============   ==============

                                                                   December 31, 1994
                                           ------------------------------------------------------------------
                                             Amortized        Unrealized       Unrealized          Fair
                                                Cost             Gains           Losses            Value
                                           ---------------   --------------   --------------   --------------
         Mortgage-backed securities
         without recourse:
           FNMA                            $      656,142    $          95    $      39,779    $     616,458
           FHLMC                                  113,977              249              342          113,884
           GNMA                                   100,920              199               25          101,094
                                           ---------------   --------------   --------------   --------------
                                           $      871,039    $         543    $      40,146    $     831,436
                                           ===============   ==============   ==============   ==============

         The weighted  average  portfolio yields of  mortgage-backed  securities held to  maturity  were  7.28%  and  7.99%  at  December  31,  1995,  and  1994,
respectively. Principal proceeds from the sales of securities from the mortgage-backed securities held to maturity portfolio amounted to $-0- (1995), $-0- (1994), and $144 (1993) and resulted in realized gains of $-0- (1995), $-0-
(1994), and $7 (1993) and realized losses of $-0- (1995),  $-0- (1994), and $-0-
(1993).

         At December 31, 1995, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                       Amortized                    Fair
          Maturity                                       Cost                       Value
          ------------------------------             --------------             --------------
          1996 through 2000                          $         120              $         123
          2001 through 2005                                    105                        111
          2006 and thereafter                            3,126,235                  3,217,001
                                                     --------------             --------------
                                                     $   3,126,460              $   3,217,235
                                                     ==============             ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)
NOTE  F - Loans Receivable

                                                                                  December 31
                                                                     --------------------------------------
                                                                          1995                  1994
                                                                     ----------------      ----------------
           Loans collateralized primarily by first deeds of trust:
             One-to four-family dwelling units                        $   24,071,421       $    23,217,564
             Over four-family dwelling units                               4,205,050             3,946,446
             Commercial property                                             122,396               134,189
             Construction loans                                                1,471                   -0-
             Land                                                              1,511                 1,851
                                                                     ----------------      ----------------
                                                                          28,401,849            27,300,050
           Loans on savings accounts                                          33,279                30,460
                                                                     ----------------      ----------------
                                                                          28,435,128            27,330,510
           Less:
             Undisbursed loan funds                                            3,568                 2,781
             Unearned fees and discounts                                      88,194               105,314
             Unamortized discount arising from acquisitions                   20,025                27,146
             Allowance for loan losses                                       141,988               124,003
                                                                     ----------------      ----------------
                                                                     $    28,181,353       $    27,071,266
                                                                     ================      ================

         In addition to loans receivable, the Association services loans for others. At December 31, 1995, and 1994, the amount of loans serviced for others (non-affiliated) was $3,135,125 and $843,963, respectively, including $2.2 billion of loans that were securitized into FNMA MBS with recourse during 1995.
         At December 31, 1995, and 1994, the Company had $32 million and $4 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market.
         A summary of the changes in the allowance for loan losses is as follows:

                                                                              Year Ended December 31
                                                                   ---------------------------------------------
                                                                        1995            1994           1993
                                                                   -------------   -------------   ------------
         Balance at January 1                                       $    124,003   $     106,698   $     70,924
         Provision for loan losses charged to expense                     61,190          62,966         65,837
         Less loans charged off                                          (44,656)        (46,556)       (38,475)
         Recoveries                                                        1,451             895          1,145
         Reclassification of in-substance foreclosure allowances             -0-             -0-          7,267
                                                                    -------------  --------------  -------------
         Balance at December 31                                     $    141,988   $     124,003   $    106,698
                                                                    =============  ==============  =============

         The following is a summary of impaired loans:
                                                                                  December 31
                                                                        --------------------------------
                                                                           1995               1994
                                                                       ---------------  ----------------
         Nonperforming loans                                           $     314,086      $     284,103
         Troubled debt restructured                                           45,222             72,827
         Other impaired loans                                                 60,483             40,504
                                                                       --------------     --------------
                                                                       $     419,791      $     397,434
                                                                       ==============     ==============

         The portion of the allowance for loan losses that was specifically provided for impaired loans was $16,516 and $15,618 at December 31, 1995, and 1994, respectively. The average recorded investment in total impaired loans was $487,989 and $395,228 during 1995 and 1994, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized on the total of impaired loans at December 31, 1995 and 1994 was $19,141 and $16,449, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share figures)


NOTE  G - Interest Earned But Uncollected

                                                                                  December 31
                                                                         ---------------------------------
                                                                              1995               1994
                                                                         --------------     -------------

        Loans receivable                                                 $     132,849      $    108,130
         Mortgage-backed securities                                             23,975             7,135
         Interest rate swaps                                                    60,415            81,684
         Other                                                                   8,156             5,507
                                                                         --------------     -------------
                                                                         $     225,395      $    202,456
                                                                         ==============     =============


NOTE  H - Real Estate Held for Sale or Investment

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1995               1994
                                                                          --------------     --------------

         Real estate acquired through foreclosure of loans, net of
           allowance for losses                                           $      75,158       $     70,981
         Real estate in judgement, net of allowance for losses                      443                390
         Real estate held for investment, net of allowance for losses               586                846
                                                                          --------------     --------------
                                                                          $      76,187      $      72,217
                                                                          ==============     ==============

NOTE  I - Premises and Equipment

                                                                                    December 31
                                                                           ------------------------------
                                                                               1995            1994
                                                                           -------------   --------------
         Land                                                              $     51,002     $     47,509
         Building and leasehold improvements                                    149,872          143,065
         Furniture, fixtures, and equipment                                     127,759          123,688
                                                                           -------------   --------------
                                                                                328,633          314,262
         Accumulated depreciation and amortization                              124,996          112,387
                                                                           -------------   --------------
                                                                           $    203,637     $    201,875
                                                                           =============   ==============

         Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

         The aggregate rentals under long-term operating leases on land or premises in effect on December 31, 1995, and which expire between 1996 and 2064, amounted to approximately $152,710. The approximate minimum payments during the five years ending 2000 are $14,490 (1996), $13,657 (1997), $12,234 (1998),
$10,254 (1999), and $8,987 (2000). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $17,540 (1995), $16,979 (1994), and $15,579
(1993).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)

NOTE  J - Customer Deposits

                                                                           December 31
                                                    -----------------------------------------------------------
                                                               1995                           1994
                                                    ----------------------------  -----------------------------
                                                      Rate*          Amount          Rate*          Amount
                                                    ----------   ---------------  ------------  --------------
         Customer deposits by rate:
           Interest-bearing checking accounts            1.25%   $      750,160         1.28%   $      730,290
           Passbook accounts                             2.23           567,890         2.23           638,905
           Money market deposit accounts                 3.20         1,291,501         3.13         1,818,426
           Term certificate accounts with original
             maturities of:
             4 weeks to 1 year                           5.32         9,358,705         4.56         5,159,037
             1 to 2 years                                5.65         3,599,540         4.59         5,636,301
             2 to 3 years                                5.63         2,128,392         4.85         1,997,826
             3 to 4 years                                5.36           651,787         5.22           817,631
             4 years and over                            6.32         2,065,785         6.99         2,098,984
           Retail jumbo CDs                              5.57           430,647         5.44           312,413
           All other                                     7.71             3,503         7.78             9,576
                                                                 ---------------                ---------------
                                                                 $   20,847,910                 $   19,219,389
                                                                 ===============                ===============

     *Weighted  average  interest rate  including  the impact of interest rate.
swaps.

                                                                                  December 31
                                                                 -----------------------------------------------
                                                                        1995                        1994
                                                                 -----------------           ------------------
        Customer deposits by remaining maturity at yearend:
            No contractual maturity                              $       2,609,551            $      3,187,621
            Maturity within one year:
              1st quarter                                                6,014,410                   3,598,746
              2nd quarter                                                4,953,641                   3,319,067
              3rd quarter                                                2,096,226                   2,377,766
              4th quarter                                                1,422,384                   1,765,131
                                                                  -----------------           -----------------
                                                                        14,486,661                  11,060,710
              1 to 2 years                                               2,259,328                   2,799,980
              2 to 3 years                                                 618,242                     983,797
              3 to 4 years                                                 638,226                     420,778
              Over 4 years                                                 235,902                     766,503
                                                                  -----------------           -----------------
                                                                  $     20,847,910            $     19,219,389
                                                                  =================           =================

        At December 31, the weighted average cost of deposits was 5.15% (1995) and 4.57% (1994).

         Interest expense on customer deposits is summarized as follows:

                                                                         Year Ended December 31
                                                           ---------------------------------------------------
                                                                1995              1994              1993
                                                           ---------------   ---------------   ---------------
        Interest-bearing checking accounts                 $        9,258     $       9,463     $      11,426
        Passbook accounts                                          17,771            19,733            21,043
        Money market deposit accounts                              30,262            38,430            47,339
        Term certificate accounts                                 991,099           646,727           625,892
                                                           ===============   ===============   ===============
                                                           $    1,048,390    $      714,353    $      705,700
                                                           ===============   ===============   ===============

                                      F-19

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  K - Advances from Federal Home Loan Banks

         Advances are secured by pledges of $10,833,942 of certain loans and capital stock of the Federal Home Loan Bank, and these borrowings have maturities and interest rates as follows:

                                         December 31, 1995
        ------------------------------------------------------------------------------------
                                                                Receive
                                                  Stated         Fixed        Adjusted
       Maturity                    Amount          Rate          Swaps         Rate*
                                --------------   ----------   ------------   -----------
       1996                     $     634,416         6.29%         (0.75)%       5.54%
       1997                           165,479         6.55          (0.56)        5.99
       1998                         1,058,806         6.16                        6.16
       1999                           558,918         5.08                        5.08
       2000                           672,737         6.05          (0.01)        6.04
       2001 and thereafter          3,356,845         5.61          (0.01)        5.60
                                --------------
                                $   6,447,201
                                ==============

                                         December 31, 1994
        ------------------------------------------------------------------------------------
                                                                Receive
                                                  Stated         Fixed         Adjusted
       Maturity                    Amount          Rate          Swaps          Rate*
       -----------------------  --------------   ----------   ------------    -----------
       1995                     $     325,469    $     5.8%         (1.45)%        4.37%
       1996                           170,070         7.93          (1.28)         6.65
       1997                           400,532         6.38          (0.09)         6.29
       1998                         1,048,750         5.87                         5.87
       1999                           550,000         4.10                         4.10
       2000 and thereafter          3,993,597         5.18          (0.09)         5.09
                                ==============
                                $   6,488,418
                                ==============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, the weighted average cost of advances was 5.70% (1995) and 5.21% (1994).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share figures)


NOTE  L - Securities Sold Under Agreements to Repurchase

         Securities sold under agreements to repurchase are collateralized by mortgage-backed securities and collateralized mortgage obligations with a market value of $1,859,652 and $657,325 at December 31, 1995, and 1994, respectively.

                                               December 31, 1995
        ------------------------------------------------------------------------------------------------
                                                                Pay         Receive
                                                  Stated       Fixed         Fixed         Adjusted
       Maturity                     Amount         Rate        Swaps         Swaps          Rate*
       -----------------------   -------------   ----------  -----------   -----------    -----------
       1996                      $  1,061,343         5.64%         0.64%                       6.28%
       1997                           500,000         5.94                                      5.94
       1998                           250,000         6.09                                      6.09
       1999                             6,600         8.09                      (2.68)%         5.41
                                 -------------
                                 $  1,817,943
                                 =============

                                               December 31, 1994
        ------------------------------------------------------------------------------------------------
                                                                Pay         Receive
                                                  Stated       Fixed         Fixed        Adjusted
       Maturity                     Amount         Rate        Swaps         Swaps          Rate*
       -----------------------   -------------   ---------   -----------   -----------   ------------
       1995                       $   595,221        5.29%         1.38%         0.02%         6.69%
       1999                             6,600        8.09                       (3.27)         4.82
                                 -------------
                                  $   601,821
                                 =============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

         At December 31, these liabilities had a weighted average interest rate of 6.15% (1995) and 6.67% (1994). These borrowings averaged $1,120,860 (1995)
and $574,487  (1994) and the maximum  outstanding at any monthend was $2,018,438
(1995)  and  $930,072  (1994).  At  the  end of  1995  and  1994,  respectively,
$1,752,171 and $316,865 of the agreements to repurchase with broker/dealers and the Federal Home Loan Bank of San Francisco were to reacquire the same securities. Agreements with broker/dealers to repurchase substantially the same securities amounted to $65,772 (1995) and $284,956 (1994).


NOTE  M - Medium-Term Notes

     Medium-term notes are unsecured obligations of the Association. They have maturities and interest rates as follows:

                                                December 31, 1995
-----------------------------------------------------------------------------------------------------------
                                                        Pay          Receive
                                       Stated          Fixed          Fixed          Basis        Adjusted
Maturity               Amount           Rate           Swaps          Swaps          Swaps          Rate*
----------------   ---------------   ------------   ------------    -----------   ------------   ------------
1996               $    1,007,988           5.49%         (0.03)%        0.50%        (0.01)%         5.95%
1997                      479,645           6.80                        (0.65)                        6.15
1998                      109,874           6.21                                                      6.21
                   ---------------
                   $    1,597,507
                   ===============

                                      F-21

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


                                                December 31, 1994
    -----------------------------------------------------------------------------------------------------------
                                                   Pay          Receive
                                   Stated         Fixed           Fixed           Basis           Adjusted
  Maturity           Amount         Rate          Swaps           Swaps           Swaps             Rate*
  -------------   -------------  -----------   ------------    ------------   ---------------   --------------
  1995            $    266,926         5.90 %                                        0.47%           6.37%
  1996                 697,362         5.38          (0.05)%         0.68%                           6.01
  1997                 199,791         6.05                                                          6.05
                  -------------
                  $   1,164,079
                  =============

*Weighted average interest rate adjusted for impact of interest rate swaps.

         At December 31, medium-term notes had a weighted average interest rate of 6.04% (1995) and 6.10% (1994).

NOTE  N - Federal Funds Purchased

         At December 31, 1994, these liabilities had a weighted average interest rate of 6.55%. These borrowings averaged $38,462 (1995) and $19,231 (1994) and the maximum outstanding at any monthend was $250,000 (1995) and $250,000 (1994).

NOTE  O - Subordinated Notes

                                                                                 December 31
                                                                      ------------------------------------
                                                                           1995                1994
                                                                      ----------------    ----------------
          Parent:
            Subordinated notes, unsecured, due from
            1997 to 2003 at coupon rates of 6.00% to
            10.25%, net of unamortized discount of
            $6,907 (1995) and $7,530 (1994)                           $      1,123,093    $     1,022,470

          Association:
            Subordinated notes, unsecured, due from
            1997 to 2000 at coupon rates of 9.90% to
            10.25%, net of unamortized discount of $701
            (1995) and $911 (1994)                                            199,299             199,089
                                                                      ----------------    ----------------
                                                                      $     1,322,392     $     1,221,559
                                                                      ================    ================

         At December 31, subordinated notes had a weighted average interest rate of 8.49% (1995) and 8.64% (1994). At December 31, 1995, subordinated notes had maturities and interest rates as follows:

           Maturity                                        Rate*                   Amount
           ----------------------------------            -----------           ---------------
           1997                                               10.37%           $      214,662
           1998                                                9.04                   199,388
           2000                                                9.29                   313,155
           2002                                                7.75                   396,569
           2003                                                6.13                   198,618
                                                                               ===============
                                                                               $    1,322,392
                                                                               ===============

           *Weighted average interest rate

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  P - Taxes on Income

         The following is a comparative analysis of the provision for federal and state taxes on income.

                                                                          Year Ended December 31
                                                          -------------------------------------------------------
                                                              1995               1994               1993
                                                          ----------------   ----------------   ----------------
          Federal income tax:
            Current                                       $      108,717     $      121,124     $      141,016
            Deferred                                               6,287              1,765              3,599
          State tax:
            Current                                               36,887             39,941             42,014
            Deferred                                              (1,198)            (2,897)            (3,101)
                                                         ================   ================   ================
                                                          $      150,693     $      159,933    $       183,528
                                                         ================   ================   ================

         The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:

                                                                     December 31
                                                          ----------------------------------
                                                              1995               1994
                                                         ----------------   ----------------
          Federal income tax                             $       112,031    $        75,396
          State tax                                               48,065             40,033


       The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                                     December 31
                                                                        ---------------------------------------
                                                                               1995                 1994
                                                                        -----------------     -----------------
Deferred tax liabilities:
  Loan fees and interest income                                         $          72,355     $         64,116
  FHLB stock dividends                                                             69,572               62,524
  Bad debt reserve                                                                 28,355               39,085
  Unrealized gains on debt and equity securities                                   53,500               13,328
  Depreciation                                                                     14,337               11,282
  Other deferred tax liabilities                                                    4,779                  751
                                                                         -----------------    -----------------
Gross deferred tax liabilities                                                    242,898              191,086

Deferred tax assets:
  Provision for losses on loans                                                    54,577               47,869
  State taxes                                                                      13,367               14,112
  Loan discount primarily related to acquisitions                                   8,674               11,460
  Other deferred tax assets                                                         6,184                2,216
                                                                         -----------------    -----------------
Gross deferred tax assets                                                          82,802               75,657
                                                                         -----------------    -----------------
Net deferred tax liability                                               $        160,096              115,429
                                                                         =================    =================

                                      F-23

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


         A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                                       Year Ended December 31
                                          ----------------------------------------------------------------------------------
                                                  1995                        1994                          1993
                                        --------------------------  --------------------------  -----------------------------
                                                        Percent                     Percent                     Percent
                                                           of                         of                          of
                                                        Pretax                      Pretax                      Pretax
                                          Amount        Income        Amount        Income        Amount        Income
                                         -----------   -----------   -----------   -----------   -----------   -----------
         Computed standard
           corporate tax expense         $  134,831          35.0%   $  136,634          35.0%   $  160,083          35.0%
         Increases (reductions) in
           taxes resulting from:
           Net financial income, not
             subject to income tax,
             primarily related to
             acquisitions                    (6,706)         (1.7)          393           0.1        (3,293)         (0.7)
           State tax, net of federal
             income tax benefit              24,046           6.2        24,325           6.2        27,783           6.0
           Adjustment of deferred
             tax liability due to tax
             rate increase                      -0-           -0-           -0-           -0-         1,793           0.4
           Other                             (1,478)         (0.4)       (1,419)         (0.3)       (2,838)         (0.6)
                                         -----------   -----------   -----------   -----------   -----------   -----------
                                         $  150,693          39.1%   $  159,933          41.0%   $  183,528          40.1%
                                         ===========   ===========   ===========   ===========   ===========   ===========

         In accordance with Financial Accounting Standards Board pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of World Savings and Loan Association that arose in tax years that began prior to December 31, 1987. At December 31, 1995 and 1994, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1995 and 1994, was approximately $88 million. This deferred tax liability could be recognized if, in the future, there is a change in Federal tax law, the savings institution fails to meet the definition of a "qualified savings institution," certain distributions are made with respect to the stock of the savings institution, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share figures)


NOTE  Q - Stockholders' Equity

         On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994 and August 1, 1995, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million and 5.9 million shares, respectively, of Golden West's common stock. As of December 31, 1995, 5,833,016 of such shares had been repurchased and retired at a cost of $226 million since October 28, 1993. During 1995, 67,836 of the shares were purchased and retired at a cost of $3 million.


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

         A summary of the transactions of the stock option plan follows:

                                                                                      Average
                                                                                     Price per
                                                                    Shares             Share
                                                                 --------------     -------------
         Outstanding, January 1, 1993                                2,836,860      $      18.66
           Granted                                                     329,950      $      39.53
           Exercised                                                  (208,125)     $      13.54
           Canceled                                                    (30,100)     $      29.62
                                                                 --------------     -------------
         Outstanding, December 31, 1993                              2,928,585      $      21.26
           Granted                                                     381,000      $      35.67
           Exercised                                                  (222,200)     $      13.46
           Canceled                                                    (19,800)     $      37.30
                                                                 --------------     -------------
         Outstanding, December 31, 1994                              3,067,585      $      23.51
           Granted                                                     278,250      $      51.21
           Exercised                                                  (349,290)     $      17.74
           Canceled                                                    (18,250)     $      35.71
                                                                 --------------     -------------
         Outstanding, December 31, 1995                              2,978,295      $      26.70
                                                                 ==============     =============


         At December  31,  shares  available  for option  amounted to  2,844,200
(1995),  3,104,200 (1994), and 3,465,400 (1993); and shares exercisable amounted to 2,170,745 (1995), 2,114,335 (1994), and 1,792,235 (1993). Outstanding options at December 31, 1995, were held by 354 employees and had expiration dates ranging from December 1, 1997, to January 12, 2006.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


     NOTE  S  -   Financial   Instruments   with   Off-Balance-Sheet   Risk  and
Concentrations of Credit Risk

         As of December 31, 1995, the Company's loans receivable balance was $28.2 billion. Of that $28.2 billion balance, 37% were Southern California loans, 36% were Northern California loans, 3% were Colorado loans, 3% were Illinois loans, 3% were Texas loans, 3% were New Jersey loans, 2% were Florida loans, and 2% were Washington loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

         In order to reduce its exposure to fluctuations in interest rates, the Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, and loans; and interest rate swaps and caps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank of San Francisco and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company initially has not required collateral or other security to support these financial instruments because of the creditworthiness of the contra parties.

         Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1995, and 1994, was $258 million and $412 million, respectively. Most of these commitments were for adjustable rate mortgages.

         The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1995, and 1994.

         Interest rate swaps and caps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the other parties.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)

NOTE  T - Interest Rate Swaps and Caps

         The Company has entered into interest rate swap and cap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The possible inability of counterparties to satisfy the terms of these contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and receive amounts on each transaction. Net differences of that amount are generally settled quarterly. The Company has not experienced any credit losses from interest rate swaps or caps.

         The information presented below is based on interest rates at December 31, 1995. To the extent that rates change, variable interest rate information will change. The basis swaps are contracts in which the Company receives an amount based on one interest rate index and pays an amount based on a different interest rate index. The Company has entered into one basis swap contract on which it makes payments based on three month LIBOR and receives an amount based on one month LIBOR. The forward starting swap was entered into to convert floating rate assets to fixed-rate in the future in anticipation of future prepayments of matched fixed-rate assets. Accrual of interest on the forward starting swap begins at a predetermined future date. The Company has a $10 million forward starting swap, which is contractually delayed until 1997.

         The following table illustrates the maturities and weighted average rates as of December 31, 1995 for interest rate swaps and caps held by the Company by product type.

          Maturities of December 31, 1995 Interest Rate Swaps and Caps

                                                                       Maturity                                    Balance at
                                        ------------------------------------------------------------------------ December 31,
                                          1996           1997          1998           1999          2000+             1995
                                       ------------   -----------   ------------   ------------   -----------   ----------------
Receive fixed generic swaps:
          Notional amount              $ 1,545,000    $  452,180    $   952,983    $   244,144    $   26,667    $  3,220,974
          Weighted average receive rate       5.19%         7.05%         6.07%           6.77%         7.14%           5.85%
          Weighted average pay rate           5.43%         5.93%         5.71%           5.95%         6.02%           5.63%

Pay fixed generic swaps:
          Notional amount              $   435,000    $  232,000    $  209,000     $   172,000     $ 727,095    $  1,775,095
          Weighted average receive rate       5.96%         6.00%         5.89%           5.99%         5.93%           5.95%
          Weighted average pay rate           8.05%         6.86%         7.66%           8.26%         7.10%           7.48%

Basis swaps:
          Notional amount              $    43,000    $     -0-     $      -0-     $       -0-     $     -0-    $     43,000
          Weighted average receive rate       6.03%        0.00%          0.00%          0.00%          0.00%           6.03%
          Weighted average pay rate           5.89%        0.00%          0.00%          0.00%          0.00%           5.89%

Forward starting swaps:
          Notional amount              $       -0-    $      -0-    $       -0-    $    10,000     $     -0-    $     10,000
          Weighted average receive rate       0.00%         0.00%          0.00%          8.68%         0.00%           8.68%
          Weighted average pay rate           0.00%         0.00%          0.00%          5.53%         0.00%           5.53%

Interest rate caps:
          Notional amount              $   225,000    $      -0-    $       -0-    $       -0-     $     -0-    $    225,000
           Range of cap strike rates    5.00-11.00%                                                               5.00-11.00%
                                             11.00

Total notional value                    $2,248,000    $  684,180    $ 1,161,983    $   426,144    $  753,762    $  5,274,069
                                       ============   ===========   ============   ============   ===========   =============

Total weighted average rate on swaps:
          Receive rate                        5.38%         6.69%          6.04%          6.50%         5.97%           5.89%
                                       ============   ===========   ============   ============   ===========   =============
          Pay rate                            6.01%         6.24%          6.06%          6.87%         7.06%            6.2%
                                       ============   ===========   ============   ============   ===========   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)



         During 1995, the range of floating interest rates received on swap contracts was 5.13% to 7.02% and the range of floating interest rates paid on swap contracts was 4.37% to 6.69%. The range of fixed interest rates received on swap contracts was 3.91% to 9.68% and the range of fixed interest rates paid on swap contracts was 4.09% to 9.54%.

         Activity in interest rate swaps and caps is summarized as follows:

                                        Interest Rate Swap and Cap Activity
                               For the Years Ended December 31, 1995, 1994, and 1993
                                           (Notional amounts in millions)

                                                                                                       Treasury Bill
                                      Receive        Pay                     Forward     Interest     and Eurodollar
                                       Fixed        Fixed        Basis       Starting      Rate           Futures
                                       Swaps        Swaps        Swaps        Swaps        Caps          Contracts
                                     -----------  -----------  -----------  -----------  ----------   ----------------
Balance, January 1, 1993             $      928        2,631          200          210         452              4,100

Additions                                 1,807          332          400          -0-          15              9,455
Maturities                                  (29)        (381)         -0-          -0-         (30)               -0-
Terminations                                -0-          -0-          -0-          -0-         -0-            (13,555)
Forward starting becoming effective         -0-          -0-          -0-          -0-         -0-                -0-
                                     -----------  -----------  -----------  -----------  ----------   ----------------

Balance, December 31, 1993                2,706        2,582          600          210         437                -0-

Additions                                 2,575          124          200          -0-         -0-                -0-
Maturities                                 (365)        (481)         -0-          -0-        (137)               -0-
Terminations                                -0-          -0-         (600)         -0-         -0-                -0-
Forward starting becoming effective          75          -0-          -0-          (75)        -0-                -0-
                                     -----------  -----------  -----------  -----------  ----------   ----------------

Balance, December 31, 1994                4,991        2,225          200          135         300                -0-

Additions                                   219          -0-           43          -0-         -0-                -0-
Maturities                               (2,114)        (450)        (200)         -0-         (75)               -0-
Terminations                                -0-          -0-          -0-          -0-         -0-                -0-
Forward starting becoming effective         125          -0-          -0-         (125)        -0-                -0-
                                     -----------  -----------  -----------  -----------  ----------   ----------------

Balance, December 31, 1995           $    3,221   $    1,775   $       43   $       10   $     225    $           -0-
                                     ===========  ===========  ===========  ===========  ==========   ================

     Interest rate swaps and caps activity decreased net interest income by $29 million, $23 million, and $71 million for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE  U - Disclosure About Fair Value of Financial Instruments

         The Financial Accounting Standards Board Pronouncement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                     (Dollars in thousands except per share figures)


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

         The values presented are based upon information as of December 31, 1995, and 1994, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         The historical cost amounts approximate the fair value of the following financial instruments: cash, interest earned but uncollected, investment in capital stock of Federal Home Loan Banks, other investments, customer demand deposits, securities sold under agreements to repurchase with brokers/dealers due within 90 days, and federal funds purchased.

         Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securitites sold under agreements to repurchase with the Federal Home Loan Bank of San Francisco and broker/dealers with terms greater than 90 days, and subordinated notes.

         Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: customer term deposits, advances from Federal Home Loan Banks, consumer repurchase agreements and medium-term notes.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)

                                                                             December 31
                                                 ---------------------------------------------------------------------
                                                              1995                                 1994
                                                 --------------------------------     --------------------------------
                                                   Carrying         Estimated          Carrying          Estimated
                                                    Amount          Fair Value          Amount           Fair Value
                                                ---------------   ---------------   ----------------   ---------------
Financial Assets:
  Cash                                          $      218,695    $      218,695    $       242,441     $     242,441
  Securities available for sale                        901,856           901,856          1,488,845         1,488,845
  Other investments                                  1,190,160         1,190,160            534,600           534,600
  Mortgage-backed securities available for sale        282,881           282,881            323,339           323,339
  Mortgage-backed securities held to maturity        3,126,460         3,217,235            871,039           831,436
  Loans receivable                                  28,181,353        28,342,204         27,071,266        26,914,642
  Interest earned but uncollected                      225,395           225,395            202,456           202,456
  Investment in capital stock of Federal Home
    Loan Banks                                         350,955           350,955            332,940           332,940

Financial Liabilities:
  Customer deposits                                 20,847,910        20,957,186         19,219,389        19,138,503
  Advances from Federal Home Loan Banks              6,447,201         6,441,338          6,488,418         6,300,271
  Securities sold under agreements to
    repurchase                                       1,817,943         1,831,403            601,821           602,117
  Medium-term notes                                  1,597,507         1,607,720          1,164,079           864,210
  Federal funds purchased                                  -0-               -0-            250,000           250,000
  Subordinated notes                                 1,322,392         1,418,775          1,221,559         1,053,758

Off-Balance Sheet Instruments (Unrealized Gains (Losses)):

                                                                     December 31
                           ------------------------------------------------------------------------------------------------
                                               1995                                             1994
                           ----------------------------------------------  ------------------------------------------------
                                                               Net                                             Net
                             Unrealized     Unrealized      Unrealized      Unrealized      Unrealized      Unrealized
                               Gains          Losses       Gain (Loss)        Gains           Losses       Gain (Loss)
                            -------------  --------------  -------------   -------------   -------------   -------------
Interest rate swaps:
  Receive fixed             $     45,632    $      1,421   $     44,211    $      3,765    $    104,098    $   (100,333)
  Pay fixed                          327          85,982        (85,655)         64,874           8,959          55,915
  Basis                              -0-             -0-            -0-             -0-              77             (77)
  Forward starting                   415             -0-            415             348             -0-             348
Interest rate caps                    36             -0-             36             589             -0-             589
Loan commitments                   1,389             -0-          1,389           1,698             -0-           1,698
                            -------------  --------------  -------------   -------------   -------------   -------------
  Total                     $     47,799   $      87,403   $    (39,604)   $     71,274    $    113,134    $    (41,860)
                            =============  ==============  =============   =============   =============   =============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  V - Parent Company Financial Information

Statement of Net Earnings

                                                                    Year Ended December 31
                                                       -------------------------------------------------
                                                          1995             1994              1993
                                                      --------------   --------------    --------------
          Revenues:
            Investment income                         $      49,893    $      40,821      $     28,047
            Insurance commissions and trustee fees            1,403            1,190             1,357
            Other                                                24               20                20
                                                      --------------   --------------    --------------
                                                             51,320           42,031            29,424
          Expenses:
            Interest                                         88,662           85,906            75,601
            General and administrative                        3,631            2,648             2,188
                                                      --------------   --------------    --------------
                                                             92,293           88,554            77,789
                                                      --------------   --------------    --------------
          Loss before earnings of subsidiaries
            and income tax credit                           (40,973)         (46,523)          (48,365)

          Income tax credit                                  18,498           20,779            21,585

          Earnings of subsidiaries                          257,014          256,193           300,634
                                                      --------------   --------------    --------------
               Net Earnings                           $     234,539          230,449           273,854
                                                      ==============   ==============    ==============

Statement of Financial Condition
--------------------------------

                                                           Assets
                                                           ------

                                                                                December 31
                                                                   ---------------------------------------
                                                                        1995                  1994
                                                                  ------------------    ------------------
           Cash                                                   $           2,556     $           1,708
           Securities available for sale                                    199,523               299,454
           Other investments                                                517,202               386,707
           Notes receivable from subsidiary                                     -0-               250,000
           Prepaid expenses and other assets                                 14,380                 9,273
           Investment in subsidiaries                                     2,698,237             2,094,784
                                                                  ------------------    ------------------
                                                                  $       3,431,898     $       3,041,926
                                                                  ==================    ==================

                                          Liabilities and Stockholders' Equity
                                          ------------------------------------
           Accounts payable and accrued expenses                  $          30,452      $         19,182
           Subordinated notes, net                                        1,123,093             1,022,470
           Stockholders' equity                                           2,278,353             2,000,274
                                                                   -----------------     -----------------
                                                                   $      3,431,898      $      3,041,926
                                                                   =================     =================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)



NOTE  V- Parent Company Financial Information (Continued)

Statement of Cash Flows

                                                                        Year Ended December 31
                                                          ----------------------------------------------------
                                                                1995              1994              1993
                                                          ---------------   ---------------   ---------------
          Cash flows from operating activities:
            Net earnings                                  $       234,539    $      230,449    $      273,854
            Adjustments  to reconcile net earnings
            to net cash used in operating activities:
              Equity in earnings of subsidiaries                 (257,014)         (256,193)         (300,634)
              Amortization of intangibles and
                discount on subordinated debt                       1,404             1,353             1,209
              Other, net                                           (7,290)           (5,086)           15,509
                                                           ---------------   ---------------   ---------------
                Net cash used in operating activities             (28,361)          (29,477)          (10,062)

          Cash flows from investing activities:
            Capital contributed to subsidiaries                  (580,582)             (625)             -0-
            Dividends received from subsidiary                    280,000           275,000            34,000
            Purchases of securities held for sale              (2,638,824)       (1,305,371)       (1,920,007)
            Sales of securities available for sale                102,911           620,415           337,593
            Matured securities available for sale               2,664,121         1,060,842         1,103,012
            (Increase) in other investments                      (130,495)         (271,993)         (169,355)
            Notes receivable from subsidiary                     (450,000)         (650,000)         (150,000)
            Repayments of notes receivable from
              subsidiary                                          700,000           550,000           475,000
                                                           ---------------   ---------------   ---------------
              Net cash provided by (used in) investing
                activities                                        (52,869)          278,268          (289,757)

          Cash flows from financing activities:
            Increase(decrease)in securities sol under
              agreements to repurchase                                -0-           (24,875)           24,875
            Proceeds from subordinated debt                        99,283               -0-           297,008
            Dividends on common stock                             (20,533)          (19,220)          (17,280)
            Sale of stock                                           6,198             2,992             2,818
            Purchase and retirement of Company stock               (2,870)         (215,638)           (7,821)
                                                           ---------------   ---------------   ---------------
              Net cash provided by (used in) financing
                activities                                         82,078          (256,741)          299,600

          Net increase (decrease) in cash                             848            (7,950)             (219)
          Cash at beginning of period                               1,708             9,658             9,877
                                                           ---------------   ---------------   ---------------
          Cash at end of period                            $        2,556    $        1,708    $        9,658
                                                           ===============   ===============   ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994, and 1993
                 (Dollars in thousands except per share figures)


NOTE  W - Selected Quarterly Financial Data (Unaudited)

                                                                        1995
                                          -----------------------------------------------------------------
                                                                   Quarter Ended
                                          -----------------------------------------------------------------
                                           March 31          June 30        September 30      December 31
                                         --------------   ---------------   --------------   --------------
    Interest income                      $     551,895    $      604,145    $     631,772    $     639,629

    Interest expense                           385,464           431,844          444,339          442,958
                                         --------------   ---------------   --------------   --------------
    Net interest income                        166,431           172,301          187,433          196,671

    Provision for loan losses                   14,779            14,651           14,622           17,138

    Non-interest income                         11,012             9,227           10,476           11,825

    Non-interest expense                        79,320            79,074           79,014           81,546
                                         --------------   ---------------   --------------   --------------
    Earnings before taxes on income             83,344            87,803          104,273          109,812

    Taxes on income                             32,411            34,242           40,892           43,148
                                         --------------   ---------------   --------------   --------------
    Net earnings                         $      50,933    $       53,561    $      63,381    $      66,664
                                         ==============   ===============   ==============   ==============
    Net earnings per share               $         .87    $          .91    $        1.08    $        1.14
                                         ==============   ===============   ==============   ==============
    Cash dividends per share             $        .085    $         .085    $        .085    $        .095
                                         ==============   ===============   ==============   ==============

                                                                        1994
                                          ------------------------------------------------------------------
                                                                    Quarter Ended
                                          ------------------------------------------------------------------
                                            March 31         June 30        September 30      December 31
                                         --------------   ---------------   --------------   ---------------
    Interest income                      $     451,695           457,461          468,161           499,160

    Interest expense                           262,801           271,633          290,975           329,698
                                         --------------   ---------------   --------------   ---------------
    Net interest income                        188,894           185,828          177,186           169,462

    Provision for loan losses                   16,492            17,946           15,996            12,532

    Non-interest income                         11,424            11,435            9,786             4,841

    Non-interest expense                        73,415            74,347           75,817            81,929
                                         --------------   ---------------   --------------   ---------------
    Earnings before taxes on income            110,411           104,970           95,159            79,842

    Taxes on income                             45,115            43,027           39,034            32,757
                                         --------------   ---------------   --------------   ---------------
    Net earnings                         $      65,296    $       61,943    $      56,125    $       47,085
                                         ==============   ===============   ==============   ===============
    Net earnings per share               $        1.02    $          .98    $         .91    $          .79
                                         ==============   ===============   ==============   ===============
    Cash dividends per share             $        .075    $         .075    $        .075    $         .085
                                         ==============   ===============   ==============   ===============

         Due to the effect of stock repurchases on the fourth quarter earnings per share calculation, the year-to-date earnings per share for 1994 do not equal the sum of the quarterly earnings per share amounts.