Form 10-Q
period 1996-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1996-05-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended March 31, 1996                  Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
- ------------------------------------------------------------------------------


        Delaware                                        95-2080059
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                    94612
- -----------------------------------------               ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (510) 446-3420


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X       No
           -----------          -----------

         The number of shares outstanding of the registrant's common stock on April 30, 1996, was 58,435,959 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1996, are not necessarily indicative of the results for the full year.

                                       Golden West Financial Corporation
                                 Consolidated Statement of Financial Condition
                                                  (Unaudited)
                                             (Dollars in thousands)


                                                                      March 31         March 31      December 31
                                                                        1996             1995            1995
                                                                     ------------    -------------   -------------
Assets:
  Cash                                                                $  203,419      $   183,482     $   218,695
  Securities available for sale at fair value                            707,755        1,288,384         901,856
  Other investments at cost                                            1,086,255        1,287,850       1,190,160
  Mortgage-backed securities available for sale at fair value            269,590          317,430         282,881
  Mortgage-backed securities held to maturity without recourse at cost   859,705          857,029         893,774
  Mortgage-backed securities held to maturity with recourse at cost    2,174,244          287,418       2,232,686
  Loans receivable                                                    28,388,930       28,115,602      28,181,353
  Interest earned but uncollected                                        218,347          229,406         225,395
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                      392,597          350,792         350,955
  Real estate held for sale or investment                                 73,864           73,898          76,187
  Prepaid expenses and other assets                                      295,466          222,017         222,015
  Premises and equipment--at cost less accumulated depreciation          205,352          202,100         203,637
  Goodwill arising from acquisitions                                     138,194          140,388         138,562
                                                                     ------------    -------------   -------------
                                                                     $35,013,718      $33,555,796     $35,118,156
                                                                     ============    =============   =============

Liabilities and Stockholders' Equity:
  Customer deposits                                                  $20,990,781      $20,226,662     $20,847,910
  Advances from Federal Home Loan Banks                                6,459,770        7,014,781       6,447,201
  Securities sold under agreements to repurchase                       2,139,371          367,081       1,817,943
  Medium-term notes                                                      889,570        1,863,668       1,597,507
  Accounts payable and accrued expenses                                  487,897          463,335         450,814
  Taxes on income                                                        390,947          330,177         356,036
  Subordinated notes--net of discount                                  1,322,790        1,221,928       1,322,392
  Stockholders' equity                                                 2,332,592        2,068,164       2,278,353
                                                                     ------------    -------------   -------------
                                                                     $35,013,718      $33,555,796     $35,118,156
                                                                     ============    =============   =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                        Three Months Ended March 31
                                                          1996               1995
                                                      ------------       -------------
Interest Income:
    Interest on loans                                  $  541,208        $    489,991
    Interest on mortgage-backed securities                 61,673              25,565
    Interest and dividends on investments                  36,226              36,339
                                                      ------------       -------------
                                                          639,107             551,895
Interest Expense:
    Interest on customer deposits                         265,370             235,905
    Interest on advances                                   89,981              94,404
    Interest on repurchase agreements                      28,388               6,480
    Interest on other borrowings                           47,709              48,675
                                                      ------------       -------------
                                                          431,448             385,464
                                                      ------------       -------------
        Net Interest Income                               207,659             166,431
Provision for loan losses                                  18,522              14,779
                                                      ------------       -------------
        Net Interest Income after Provision
            for Loan Losses                               189,137             151,652
Non-Interest Income:
    Fees                                                    8,883               6,292
    Gain on the sale of securities, MBS and loans           4,684                  18
    Other                                                   3,244               4,702
                                                      ------------       -------------
                                                           16,811              11,012
Non-Interest Expense:
    General and administrative:
        Personnel                                          39,385              36,520
        Occupancy                                          12,216              11,820
        Deposit insurance                                  11,332              10,661
        Advertising                                         2,248               2,628
        Other                                              15,610              16,755
                                                      ------------       -------------
                                                           80,791              78,384
    Amortization of goodwill arising
        from acquisitions                                     368                 936
                                                      ------------       -------------
                                                           81,159              79,320
                                                      ------------       -------------
Earnings Before Taxes on Income                           124,789              83,344
    Taxes on Income                                        49,277              32,411
                                                      ------------       -------------
Net Earnings                                          $    75,512        $     50,933
                                                      ============       =============

Net earnings per share                                $      1.28        $        .87
                                                      ============       =============

                                       Golden West Financial Corporation
                                      Consolidated Statement of Cash Flows
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                   Three Months Ended
                                                                        March 31
                                                               ---------------------------
                                                                 1996            1995
                                                               ------------   ------------
Cash Flows From Operating Activities:
  Net earnings                                                 $   75,512     $   50,933
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                      18,522         14,779
    Amortization of loan fees and discounts                        (6,526)        (4,884)
    Depreciation and amortization                                   5,161          5,590
    Loans originated for sale                                    (194,359)        (2,553)
    Sales of loans originated for sale                            185,663          2,026
    Decrease (increase) in interest earned but uncollected          7,048        (26,950)
    Federal Home Loan Bank stock dividends                         (9,251)        (8,511)
    (Increase) in prepaid expenses and other assets               (68,743)        (9,973)
    Increase in accounts payable and accrued expenses              37,083         19,642
    Increase in taxes on income                                    35,572         20,032
     Other, net                                                    10,563        (11,169)
                                                              ------------   ------------
      Net cash provided by operating activities                    96,245         48,962

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio               (984,084)    (1,751,681)
    Real estate loans purchased                                      (200)       (28,369)
    Other, net                                                    (16,776)       (49,979)
                                                              ------------   ------------
                                                               (1,001,060)    (1,830,029)
  Real estate loan principal payments:
    Monthly payments                                              141,548        138,561
    Payoffs, net of foreclosures                                  521,211        263,607
    Refinances                                                     66,888         35,569
                                                              ------------   ------------
                                                                  729,647        437,737

  Purchases of mortgage-backed securities available for sale          -0-         (6,254)
  Purchases of mortgage-backed securities held to maturity            (62)        (1,171)
  Sales of mortgage-backed securities available for sale              -0-          6,396
  Repayments of mortgage-backed securities                        104,559         25,079
  Proceeds from sales of real estate                               51,303         54,310
  Purchases of securities available for sale                     (323,235)      (440,773)
  Sales of securities available for sale                           74,951        110,610
  Maturities of securities available for sale                     444,197        566,406
  Decrease (increase) in other investments                        103,905       (753,250)
  Purchases of Federal Home Loan Bank stock                       (37,099)       (13,236)
  Redemptions of Federal Home Loan Bank stock                         -0-            150
  Additions to premises and equipment                              (6,939)        (6,685)
                                                              ------------   ------------
    Net cash provided by (used in) investing activities           140,167     (1,850,710)

                                       Golden West Financial Corporation
                                Consolidated Statement of Cash Flows (Continued)
                                                  (Unaudited)
                                             (Dollars in thousands)


                                                                  Three Months Ended
                                                                       March 31
                                                               --------------------------
                                                                  1996           1995
                                                               ------------   -----------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                       $  (70,839)    $  819,518
    Interest credited                                             213,710        187,755
                                                               -----------    -----------
                                                                  142,871      1,007,273

  Additions to Federal Home Loan Bank advances                     25,950        532,290
  Repayments of Federal Home Loan Bank advances                   (13,470)        (6,027)
  Proceeds from agreements to repurchase securities               396,362        268,810
  Repayments of agreements to repurchase securities               (74,934)      (503,550)
  Proceeds from medium-term notes                                     -0-        699,360
  Repayments of medium-term notes                                (708,135)           -0-
  Repayments of federal funds purchased                               -0-       (250,000)
  Dividends on common stock                                        (5,581)        (4,979)
  Sale of  stock                                                    2,262            258
  Purchase and retirement of Company Stock                        (17,013)          (646)
                                                               -----------    -----------
    Net cash provided by (used in) financing activities          (251,688)     1,742,789
                                                               -----------    -----------
Net Decrease in Cash                                              (15,276)       (58,959)
Cash at beginning of period                                       218,695        242,441
                                                               -----------    -----------
Cash at end of period                                          $  203,419     $  183,482
                                                               ===========    ===========

Supplemental cash flow information:
  Cash paid for:
    Interest                                                   $  453,630     $  374,961
    Income taxes                                                   19,871         11,406
  Cash received for interest and dividends                        646,155        524,945
  Noncash investing activities:
    Loans transferred to foreclosed real estate                    52,174         61,110
    Loans securitized into MBS with recourse                          -0-        287,659

                                       Golden West Financial Corporation
                                 Consolidated Statement of Stockholders' Equity
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                --------------------------
                                                                                   1996           1995
                                                                                -----------    -----------
          Common Stock:
            Balance at January 1                                                $    5,887     $   5,859
            Common stock issued upon exercise of stock options                           8             2
            Common stock retired upon purchase of stock                                (33)           (2)
                                                                               ------------   -----------
            Balance at March 31                                                      5,862         5,859
                                                                               ------------   -----------
          Paid-in Capital:
            Balance at January 1                                                    55,353        45,689
            Common stock issued upon exercise of stock options                       2,254           256
                                                                               ------------   -----------
            Balance at March 31                                                     57,607        45,945
                                                                               ------------   -----------
          Retained Earnings:
            Balance at January 1                                                 2,140,883     1,929,740
            Net earnings                                                            75,512        50,933
            Cash dividends on common stock                                          (5,581)       (4,979)
            Retirement of stock                                                    (16,980)         (644)
                                                                               ------------   -----------
            Balance at March 31                                                  2,193,834     1,975,050
                                                                               ------------   -----------
          Unrealized Gains on Securities Available for Sale:
            Balance at January 1                                                    76,230        18,986
            Change during period                                                      (941)       22,324
                                                                               ------------   -----------
            Balance at March 31                                                     75,289        41,310
                                                                               ------------   -----------
          Total Stockholders' Equity at March 31                                $2,332,592    $2,068,164
                                                                               ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the three month periods ended March 31, 1996, and 1995, respectively.

         The following narrative is written with the presumption that the users have read or have access to the Company's 1995 Form 10-K, which contains the latest audited financial statements and notes thereto, together with
  Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

                                          Golden West Financial Corporation
                                                 Financial Highlights
                                                     (Unaudited)
                                   (Dollars in thousands except per share figures)

                                                                   March 31       March 31       December 31
                                                                     1996           1995            1995
                                                                  ------------   ------------   --------------
   Assets                                                         $35,013,718    $33,555,796    $  35,118,156
   Loans receivable                                                28,388,930     28,115,602       28,181,353
   Mortgage-backed securities                                       3,303,539      1,461,877        3,409,341
   Customer deposits                                               20,990,781     20,226,662       20,847,910
   Stockholders' equity                                             2,332,592      2,068,164        2,278,353
   Stockholders' equity/total assets                                     6.66%          6.16%            6.49%
   Book value per common share                                    $     39.79    $     35.30    $       38.70
   Common shares outstanding                                       58,622,859     58,591,005       58,871,409
   Yield on loan portfolio                                               7.64%          7.30%            7.69%
   Yield on MBS                                                          7.35%          8.03%            7.41%
   Yield on investments                                                  5.68%          6.00%            5.96%
   Yield on earning assets                                               7.51%          7.23%            7.56%
   Cost of deposits                                                      5.01%          5.14%            5.15%
   Cost of borrowings                                                    5.95%          6.26%            6.15%
   Cost of funds                                                         5.33%          5.52%            5.50%
   Yield on earning assets less cost of funds                            2.18%          1.71%            2.06%
   Ratio of nonperforming assets to total assets                         1.24%          1.07%            1.11%
   Ratio of troubled debt restructured to total assets                    .13%           .20%             .13%
   World Savings and Loan Association:
     Total assets                                                 $27,800,772    $32,518,232      $30,354,740
     Net worth                                                      2,051,277      2,165,290        2,128,329
     Net worth/total assets                                              7.38%          6.66%            7.01%
     Regulatory capital ratios:
       Tangible capital                                                  6.70%          6.15%            6.38%
       Core capital                                                      6.70%          6.15%            6.38%
       Risk-based capital                                               14.12%         12.92%           13.40%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                                 $ 7,127,638    $    91,273      $ 4,017,491

     Net worth                                                        577,705         22,068          566,851
     Net worth/total assets                                              8.11%         24.18%           14.11%
     Regulatory capital ratios:
       Tangible capital                                                  8.05%         19.95%           14.01%
       Core capital                                                      8.05%         19.95%           14.01%
       Risk-based capital                                               15.25%         29.96%           26.55%

                                                                      Three Months Ended
                                                                           March 31
                                                                   --------------------------
                                                                     1996           1995
                                                                  ------------   ------------
   New real estate loans originated                               $ 1,178,443      1,754,234
   Average yield on new real estate loans                                7.71%          7.11%
   Increase in customer deposits                                  $   142,871      1,007,273
   Net earnings                                                        75,512         50,933
   Net earnings per share                                                1.28            .87
   Cash dividends on common stock                                        .095           .085
   Average common shares outstanding                               58,788,639     58,586,488
   Ratios:(a)
     Net earnings/average net worth                                     13.09%         10.00%
     Net earnings/average assets                                          .86%           .63%
     Net interest income/average assets                                  2.37%          2.05%
     General and administrative expense/average assets                    .92%           .96%

     (a) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1996 and 1995, and December 31, 1995. The reader is referred to page 48 of the Company's 1995 Form 10-K for similar information for the years 1992 through 1995 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                                    TABLE 1

                                      Consolidated Condensed Balance Sheet
                                             In Percentage Terms

                                                                March 31
                                                           --------------------      December 31
                                                            1996         1995            1995
                                                           -------      -------       ---------
       Assets:
          Cash and investments                                5.7%         8.2%            6.6%
          Mortgage-backed securities                          9.4          4.4             9.7
          Loans receivable                                   81.1         83.8            80.2
          Other assets                                        3.8          3.6             3.5
                                                           -------      -------          ------
                                                            100.0%       100.0%          100.0%
                                                           =======      =======          ======

       Liabilities and Stockholders' Equity:
          Customer deposits                                  60.0%        60.3%           59.4%
          Federal Home Loan Bank advances                    18.4         20.9            18.4
          Securities sold under agreements to repurchase      6.1          1.1             5.2
          Medium-term notes                                   2.5          5.5             4.5
          Other liabilities                                   2.5          2.4             2.2
          Subordinated debt                                   3.8          3.6             3.8
          Stockholders' equity                                6.7          6.2             6.5
                                                           -------      -------          ------
                                                            100.0%       100.0%          100.0%
                                                           =======      =======          ======

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

     The gap table on the following page shows that, as of March 31, 1996, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                                    TABLE 2

                           Repricing of Interest-Earning Assets and Interest-Bearing
                                   Liabilities, Repricing Gaps, and Gap Ratio
                                              As of March 31, 1996
                                             (Dollars in Millions)

                                                                   Projected Repricing(a)
                                         ------------------------------------------------------------------------
                                            0 - 3         4 - 12          1 - 5           Over 5
                                            Months        Months          Years           Years           Total
                                         ----------    -----------    -------------   -------------   -----------
Interest-Earning Assets:
  Investments                            $    1,539     $       4      $      249      $        2      $    1,794
  Mortgage-backed securities                  2,291           115             432             466           3,304
  Loans receivable:
    Rate-sensitive                           23,723         1,350             112             -0-          25,185
    Fixed-rate                                  103           294           1,221           1,308           2,926
  Other(b)                                      497           -0-             -0-             -0-             497
  Impact of interest rate swaps and caps        779          (135)             22            (666)            -0-
                                         ----------     ----------     ----------      -----------     ----------
Total                                    $   28,932     $   1,628      $    2,036      $    1,110      $   33,706
                                         ==========     ==========     ==========      ===========     ==========
Interest-Bearing Liabilities(c):
  Customer deposits                      $    8,812     $   8,687           3,405      $       87      $   20,991
    FHLB advances                             4,911           984             390             175           6,460
    Other borrowings                          1,872         1,150             734             595           4,351
    Impact of interest rate swaps             1,792          (601)         (1,210)             19             -0-
                                         ----------      ---------     -----------    -----------      ----------
  Total                                  $   17,387      $ 10,220      $    3,319     $       876      $   31,802
                                         ==========      =========     ===========    ===========      ==========
  Repricing gap                          $   11,545      $ (8,592)     $   (1,283)    $       234
                                         ==========      =========     ===========    ===========
  Cumulative gap                         $   11,545      $  2,953      $    1,670     $     1,904
                                         ==========      =========     ===========    ===========

  Cumulative gap as a percentage of
      total assets                             33.0%          8.4%            4.8%
                                         ===========      ========     ===========

     (a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.

     (b) Includes cash in banks and Federal Home Loan Bank (FHLB) stock.

     (c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, a Federal Savings Bank (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended March 31, 1996 and 1995, and December 31, 1995, World's average regulatory liquidity ratios were 5.5%, 7%, and 8%, respectively, consistently exceeding the requirement. For the months ended March 31, 1996, and December 31, 1995, WFSB's average regulatory liquidity ratios were 6%, consistently exceeding the requirement. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs.

         At March 31, 1996 and 1995, and December 31, 1995, the Company had securities available for sale in the amount of $708 million, $1.3 billion, and $902 million, respectively, including net unrealized gains on securities available for sale of $116 million, $57 million, and $117 million, respectively. At March 31, 1996 and 1995, and December 31, 1995, the Company had no securities held to maturity or for trading.

         Included in the securities available for sale at March 31, 1996 and 1995, and December 31, 1995, were collateralized mortgage obligations (CMOs) in the amount of $340 million, $620 million, and $408 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At March 31, 1996, the majority of the Company's CMOs were fixed-rate instruments with remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         At March 31, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $3.0 billion, $1.1 billion, and $3.1 billion, respectively, including $2.2 billion of Federal National Mortgage Association (FNMA) MBS subject to full credit recourse at March 31, 1996. At March 31, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities available for sale in the amount of $270 million, $317 million, and $283 million, respectively, including net unrealized gains on MBS available for sale of $13 million, $12 million, and $14 million, respectively. At March 31, 1996 and 1995, and December 31, 1995, the Company had no trading MBS.

         During 1995, the Company securitized $2.3 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS, to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

         Repayments of MBS during the first quarter of 1996 were $105 million compared to $25 million in the same period of 1995. The increase in repayments on MBS during the first three months of 1996 as compared to the first three months of 1995 was primarily due to the increase in MBS that resulted through the securitization of ARM loans into FNMA MBS as well as an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

                  LOAN VOLUME

         New loan originations for the quarter ended March 31, 1996, amounted to $1.2 billion compared to $1.8 billion for the same period in 1995. The decline in loan volume in the first quarter of 1996 was due to interest rate decreases which brought down the price of new fixed-rate mortgage loans, making competition from fixed-rate lenders more intense for adjustable rate mortgage lenders, such as the Company. Loans originated for sale amounted to $194 million for the first three months of 1996 compared to $3 million for the first three months of 1995. The increase in for sale originations was driven by a higher demand for fixed-rate mortgages. The Company continues to sell most of its fixed-rate originations. Refinanced loans constituted 43% of new loan originations for the quarter ended March 31, 1996, compared to 31% for the quarter ended March 31, 1995.

         The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 1996, 53% of total loan originations were on residential properties in California compared to 55% for the same period in 1995. The five largest states, other than California, for originations for the three months ended March 31, 1996, were Texas, Florida, Colorado, Illinois, and Arizona with a combined total of 28% of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 73% at March 31, 1996 compared to 76% at March 31, 1995, and 73% at December 31, 1995.

     The tables on the following two pages show the Company's loan portfolio by state at March 31, 1996 and 1995.

                                                    TABLE 3

                                            Loan Portfolio by State
                                                 March 31, 1996
                                             (Dollars in thousands)

                         Residential
                         Real Estate                            Commercial                                    Loans as
                  --------------------------                      Real                           Total         a % of
    State            1 - 4           5+           Land           Estate        Construction    Loans (a)      Portfolio
- ---------------   ------------   -----------   -----------    --------------   ------------   ------------   -------------
California        $18,962,350    $3,348,673    $       268    $    69,921      $       -0-    $22,381,212        72.73%
Colorado              840,118       219,688            -0-          7,486              -0-      1,067,292         3.47
Illinois              847,231       181,987            -0-          2,301              -0-      1,031,519         3.35
Texas                 859,969        87,978            586          1,653              -0-        950,186         3.09
New Jersey            886,719           412            -0-          7,478              199        894,808         2.91
Florida               747,365         2,625            196          1,090              -0-        751,276         2.44
Washington            361,530       307,278            -0-            783              -0-        669,591         2.18
Arizona               451,889        52,372            -0-          1,704              -0-        505,965         1.64
Virginia              428,668         3,000            -0-          1,562              -0-        433,230         1.41
Pennsylvania          398,270           -0-            -0-          4,000              -0-        402,270         1.31
Connecticut           323,487           -0-            -0-             15              -0-        323,502         1.05
Maryland              273,918           -0-            -0-            586              -0-        274,504         0.89
Oregon                177,982        10,673            -0-          2,861              -0-        191,516         0.62
Nevada                157,545         1,200            -0-            -0-              -0-        158,745         0.52
Kansas                129,368         5,001            -0-            207              -0-        134,576         0.44
Utah                  102,878            64            -0-          1,940              -0-        104,882         0.34
Minnesota              85,262           -0-            -0-            -0-              -0-         85,262         0.28
Missouri               65,180         6,969            -0-            -0-              -0-         72,149         0.23
Wisconsin              63,103         4,205            -0-            -0-              -0-         67,308         0.22
New York               52,541           -0-            -0-             22              -0-         52,563         0.17
Georgia                41,332           -0-            -0-          2,016              -0-         43,348         0.14
Washington, DC         36,962           -0-            -0-            -0-              -0-         36,962         0.12
Ohio                   22,208         2,549            414          5,006              -0-         30,177         0.10
New Mexico             25,387           -0-            -0-            -0-              -0-         25,387         0.08
Delaware               19,237           -0-            -0-            -0-              -0-         19,237         0.06
Massachusetts          17,414           -0-            -0-             20              -0-         17,434         0.06
Idaho                  17,341           -0-            -0-            -0-              -0-         17,341         0.06
North Carolina          8,698           303            -0-            533              -0-          9,534         0.03
Other                  16,597            26            -0-          4,829              -0-         21,452         0.06
                  ------------   -----------   ------------   ------------     ------------   ------------   ----------
  Totals          $26,420,549    $4,235,003    $     1,464    $   116,013      $       199     30,773,228       100.00%
                  ============   ===========   ============   ============     ============                  ==========

SFAS 91 deferred loan fees                                                                        (74,160)
Loan discount on purchased loans                                                                   (5,776)
Undisbursed loan funds                                                                             (4,074)
Allowance for loan losses                                                                        (152,360)
Loans to facilitate (LTF) interest reserve                                                           (474)
Troubled debt restructured (TDR) interest reserve                                                  (4,533)
Loans on customer deposits                                                                         31,323
                                                                                              ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse                    30,563,174
 Loans securitized into FNMA MBS with recourse                                                 (2,174,244)(b)
                                                                                              ------------
     Total loan portfolio                                                                     $28,388,930
                                                                                              ============

     (a) The  Company  has no  commercial  loans.

     (b) Loans amounting to $2.3 billion were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities during 1995. The March 31, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                                    TABLE 4

                                            Loan Portfolio by State
                                                 March 31, 1995
                                             (Dollars in thousands)


                         Residential
                         Real Estate                       Commmercial                                   Loans as
                  --------------------------                  Real                         Total          a % of
    State            1 - 4           5+         Land         Estate     Construction     Loans (a)      Portfolio
- ---------------   ------------   -----------   -------    ------------- -------------   ------------   -------------
California        $18,343,951    $3,325,576     $  285    $   81,498      $   -0-        $21,751,310        76.04%
Colorado              744,991       174,638        -0-         8,232          -0-            927,861         3.24
Illinois              699,054       169,795        -0-         2,858          -0-            871,707         3.05
New Jersey            750,080           -0-        -0-         8,692        4,746            763,518         2.67
Texas                 631,731        33,692        600         1,748          -0-            667,771         2.33
Washington            316,778       273,369        -0-           810          -0-            590,957         2.07
Florida               519,118           -0-        295         1,771          -0-            521,184         1.82
Virginia              377,709           691        -0-         1,681          -0-            380,081         1.33
Arizona               328,826        40,235        -0-         1,787          -0-            370,848         1.30
Pennsylvania          311,058           -0-        -0-         4,676          -0-            315,734         1.10
Connecticut           275,478           -0-        -0-           -0-          -0-            275,478         0.96
Maryland              245,392           -0-        -0-           633          -0-            246,025         0.86
Oregon                161,027         8,199        -0-         3,879          -0-            173,105         0.61
Nevada                138,099         1,298        -0-           -0-          -0-            139,397         0.49
Kansas                126,637         5,303        -0-           222          -0-            132,162         0.46
Utah                   72,181            69        -0-         2,126          -0-             74,376         0.26
Missouri               61,673         8,238        -0-            77          -0-             69,988         0.24
New York               56,500           -0-        -0-           -0-          -0-             56,500         0.20
Georgia                47,787           -0-        -0-         2,351          -0-             50,138         0.18
Wisconsin              38,595         3,956        -0-           -0-          -0-             42,551         0.15
Minnesota              42,115           -0-        -0-           -0-          -0-             42,115         0.15
Ohio                   28,731         2,708        465         5,862          -0-             37,766         0.13
Washington, DC         27,806           -0-        -0-           -0-          -0-             27,806         0.10
New Mexico             18,094           -0-        -0-           -0-          -0-             18,094         0.06
Delaware               14,104           -0-        -0-           -0-          -0-             14,104         0.05
North Carolina          9,287           396        -0-         3,097          -0-             12,780         0.04
Idaho                   9,369           -0-        -0-           -0-          -0-              9,369         0.03
Other                  18,632            39        -0-         5,096          -0-             23,767         0.08
                  -----------    ----------     ------    ----------      -------         ----------      --------
  Totals          $24,414,803    $4,048,202     $1,645    $  137,096      $ 4,746         28,606,492       100.00%
                  ===========    ==========     ======    ==========      =======                         ========

SFAS 91 deferred loan fees                                                                   (89,066)
Loan discount on purchased loans                                                              (7,236)
Undisbursed loan funds                                                                        (4,450)
Allowance for loan losses                                                                   (128,221)
Loans to facilitate (LTF) interest reserve                                                      (775)
Troubled debt restructured (TDR) interest reserve                                             (6,063)
Loans on customer deposits                                                                    32,580
                                                                                        ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse               28,403,261
 Loans securitized into FNMA MBS with recourse                                              (287,659)(b)
                                                                                       -------------
     Total loan portfolio                                                               $ 28,115,602
                                                                                       =============

     (a) The Company has no commercial loans.

     (b) Loans amounting to $288 million were securitized with full recourse into FNMA mortgage-backed securities during the first quarter of 1995. The March 31, 1995 balances of these mortgage-backed securities are reflected in the amounts above.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 90% at March 31, 1996, March 31, 1995, and December 31, 1995. Because of increased competition from fixed-rate mortgages, the Company's ARM originations constituted approximately 77% of new mortgage loans made in the first quarter of 1996 compared to 99% in the first three months of 1995.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 13.08%, or 5.64% above the actual weighted average rate at March 31, 1996, versus 13.25%, or 6.07% above the weighted average rate at March 31, 1995.

         Approximately $5.2 billion of the Company's loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of March 31, 1996, $632 million of these ARM loans had reached their rate floors. The weighted average floor rate on these loans was 7.79% at March 31, 1996 and 7.74% at March 31, 1995. Without the floor, the average yield on these loans would have been 7.28% at March 31, 1996 and 7.02% at March 31, 1995.

         Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the quarter ended March 31, 1996, loan repayments were $730 million compared to $438 million in the same period of 1995. The increase in loan repayments was primarily due to higher mortgage payoffs and higher refinances within the portfolio.

         MORTGAGE SERVICING RIGHTS

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. The Company adopted SFAS 122 on January 1, 1996. For the first quarter of 1996, the Company has recognized a $4.7 million gain on the sale of loans due to the capitalization of servicing rights under SFAS 122. After amortization, the balance at March 31, 1996 of the capitalized servicing rights was $4.6 million.

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

                                                    TABLE 5

                           Nonperforming Assets and Troubled Debt Restructured
                                         (Dollars in thousands)

                                                            March 31
                                                   --------------------------    December 31
                                                      1996          1995            1995
                                                   -----------   ------------   ------------
Non-accrual loans                                  $  361,376    $   286,230    $   314,086
Real estate acquired through foreclosure               72,487         71,708         75,158
Real estate in judgment                                   798          1,350            443
                                                   -----------   ------------   ------------
Total nonperforming assets                         $  434,661    $   359,288    $   389,687
                                                   ===========   ============   ============
TDRs                                               $   46,683    $    68,275    $    45,222
                                                   ===========   ============   ============
Ratio of NPAs to total assets                            1.24%          1.07%          1.11%
                                                   ===========   ============   ============
Ratio of TDRs to total assets                             .13%           .20%           .13%
                                                   ===========   ============   ============
Ratio of NPAs and TDRs to total assets                   1.37%          1.27%          1.24%
                                                   ===========   ============   ============

        The increase in NPAs during 1996 reflects the continued weakness in the California housing market and national trends toward higher home mortgage delinquencies. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $6 million in the first quarter of 1996 compared to $5 million in the same period of 1995. Interest foregone on TDRs amounted to $368 thousand for the three months ended March 31, 1996, compared to $481 thousand for the three months ended March 31, 1995.

         The tables on the following two pages show the Company's nonperforming assets by state at March 31, 1996 and 1995.

                                                    TABLE 6

                                         Nonperforming Assets by State
                                                 March 31, 1996
                                             (Dollars in thousands)
                    Non-Accrual Loans (a)                    Real Estate Owned
              -----------------------------------     --------------------------------
                   Residential        Commerical                           Commercial                  NPAs as
                   Real Estate           Real             Residential          Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+         Estate      NPAs(b)       Loans
- -----------   ---------   ----------   ---------      --------   --------    ---------   ----------    --------
California    $300,572    $  12,549    $    368       $55,304    $ 12,870    $  3,779    $ 385,442     1.72%
Colorado         1,690          -0-       3,251           108         -0-         -0-        5,049     0.47
Illinois         3,464          472         -0-           791         302         -0-        5,029     0.49
Texas            4,390          -0-         -0-            53         -0-         -0-        4,443     0.47
New Jersey      11,206          -0-         687           429         -0-         -0-       12,322     1.38
Florida          3,536          -0-         150           221         -0-         -0-        3,907     0.52
Washington         458          -0-         -0-           -0-         -0-         -0-          458     0.07
Arizona          1,152          -0-         -0-            88         -0-         -0-        1,240     0.25
Virginia         1,810          -0-         -0-           302         -0-         -0-        2,112     0.49
Pennsylvania     2,439          -0-         -0-           167         -0-         -0-        2,606     0.65
Connecticut      3,536          -0-         -0-           417         -0-         -0-        3,953     1.22
Maryland         1,805          -0-         -0-           -0-         -0-         -0-        1,805     0.66
Oregon             545          -0-         -0-           -0-         -0-         -0-          545     0.28
Nevada             473          -0-         -0-           203         -0-         -0-          676     0.43
Kansas             665           40         -0-            46         -0-         -0-          751     0.56
Utah               122          -0-         -0-           -0-         -0-         -0-          122     0.12
Minnesota          -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Missouri           563          961         -0-            26         -0-         -0-        1,550     2.15
Wisconsin          -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
New York         2,683          -0-         -0-            81         -0-         -0-        2,764     5.26
Georgia          1,448          -0-         -0-            36         -0-         -0-        1,484     3.42
Washington, DC       7          -0-         -0-           -0-         -0-         -0-            7     0.02
Ohio                61          -0-          58           -0-         -0-         154          273     0.90
New Mexico           1          -0-         -0-           -0-         -0-         -0-            1     0.00
Delaware           -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Massachusetts      -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Idaho               68          -0-         -0-           -0-         -0-         -0-           68     0.39
North Carolina      46          -0-         -0-           -0-         -0-         -0-           46     0.48
Other              100          -0-         -0-           -0-         -0-         -0-          100     0.47
              ---------   ----------   ---------      --------   ---------   ---------   ----------    ----
   Totals     $342,840    $  14,022    $  4,514       $58,272    $ 13,172    $  3,933      436,753     1.42
              =========   ==========   =========      ========   =========   =========
REO general valuation allowance                                                             (2,092)   (0.01)
                                                                                         ----------    -----
Total nonperforming assets                                                               $ 434,661     1.41%
                                                                                         ==========    =====

     (a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

     (b) Loans amounting to $2.3 billion were securitized with full recourse into FNMA mortgage-backed securities during 1995. The March 31, 1996 balance of the related nonperforming assets have been reflected in the amounts above.

                                                    TABLE 7

                                         Nonperforming Assets by State
                                                 March 31, 1995
                                             (Dollars in thousands)

                    Non-Accrual Loans (a)                                 Real Estate Owned
              --------------------------------------------------  ------------------------------
                   Residential        Commerical                                      Commercial                  NPAs as
                   Real Estate           Real                        Residential         Real        Total        a % of
  State         1 -4         5+         Estate     Construction    1 - 4       5+       Estate      NPAs(b)       Loans
- -----------   ---------   ----------   ---------   ------------  --------   --------  ---------   ----------    --------
California    $238,864    $  8,604      $  309     $ -0-         $ 58,270    $ 9,592    $3,716    $319,355        1.47%
Colorado         1,244         177         -0-       -0-              231         27       -0-       1,679        0.18
Illinois         3,274         -0-         -0-       -0-              103        714       -0-       4,091        0.47
New Jersey      10,062         -0-           5       525              776        -0-       -0-      11,368        1.49
Texas            2,176         -0-         -0-       -0-               21        -0-       -0-       2,197        0.33
Washington         976         -0-         -0-       -0-              -0-        -0-       -0-         976        0.17
Florida          2,323         -0-          36       -0-              535        -0-       -0-       2,894        0.56
Virginia         2,169         -0-         -0-       -0-              186        -0-       -0-       2,355        0.62
Arizona          1,290         -0-         -0-       -0-               39        -0-       -0-       1,329        0.36
Pennsylvania     2,605         -0-         -0-       -0-               67        -0-       -0-       2,672        0.85
Connecticut      4,080         -0-         -0-       -0-             (219)       -0-       -0-       3,861        1.40
Maryland           280         -0-         -0-       -0-              187        -0-       -0-         467        0.19
Oregon             478         -0-         -0-       -0-              -0-        -0-       -0-         478        0.28
Nevada             614         -0-         -0-       -0-              -0-        -0-       -0-         614        0.44
Kansas             458          40         -0-       -0-              121        -0-       -0-         619        0.47
Utah               123         -0-         -0-       -0-              -0-        -0-       -0-         123        0.17
Missouri           664          69         -0-       -0-              -0-        -0-       -0-         733        1.05
New York         3,300         -0-         -0-       -0-              440        -0-       -0-       3,740        6.62
Georgia          1,067         -0-         -0-       -0-              -0-        -0-       -0-       1,067        2.13
Wisconsin          -0-         -0-         -0-       -0-              -0-        -0-       -0-         -0-        0.00
Minnesota          -0-         -0-         -0-       -0-              -0-        -0-       -0-         -0-        0.00
Ohio                22         -0-         211       -0-               36        239       -0-         508        1.35
Washington, DC     -0-         -0-         -0-       -0-              -0-        -0-       -0-         -0-        0.00
New Mexico           1         -0-         -0-       -0-              -0-        -0-       -0-           1        0.01
Delaware           -0-         -0-         -0-       -0-              -0-        -0-       -0-         -0-        0.00
North Carolina      82         -0-         -0-       -0-              -0-        -0-       -0-          82        0.64
Idaho              -0-         -0-         -0-       -0-              -0-        -0-       -0-         -0-        0.00
Other              102         -0-         -0-       -0-                6        -0-       -0-         108        0.45
              --------   ---------   ---------    ------        ---------   --------   -------   ---------       -----
   Totals     $276,254   $   8,890   $     561    $  525        $  60,799    $10,572   $ 3,716     361,317        1.26
              ========   =========   =========    ======        =========   ========   =======

REO general valuation allowance                                                                     (2,029)      (0.00)
                                                                                                  ---------      -----
Total nonperforming assets                                                                        $359,288        1.26%
                                                                                                  =========      =====

     (a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

     (b) Loans amounting to $288 million were securitized with full recourse into FNMA mortgage-backed securities during the first quarter of 1995. The March 31, 1995 balance of the related nonperforming assets are reflected in the amounts above.

         The Company provides specific valuation allowances for losses on loans when impaired, including loans securitized into MBS with recourse or loans sold with recourse, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995.

                                                    TABLE 8

                                      Changes in Allowance for Loan Losses
                                             (Dollars in thousands)
                                                                          Three Months Ended
                                                                               March 31
                                                                     ---------------------------
                                                                        1996           1995
                                                                     -----------    ------------
  Beginning allowance for loan losses                                $  141,988     $  124,003
  Provision charged to expense                                           18,522         14,779
  Less loans charged off                                                 (8,360)       (11,429)
  Add recoveries                                                            210            868
                                                                     -----------    -----------
  Ending allowance for loan losses                                   $  152,360     $  128,221
                                                                     ===========    ===========

  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)                              .11%           .15%
                                                                    ============   ============
  Ratio of allowance for loan losses to nonperforming assets              35.1%          35.7%
                                                                    ============   ============

         CUSTOMER DEPOSITS

         Customer deposits increased during the first quarter of 1996 by $143 million, including interest credited of $214 million. In the first three months of 1995, customer deposits increased $1.1 billion, including interest credited of $188 million, excluding the effect of the sale of seven Colorado branches with balances totaling $153 million and the acquisition of a one-branch New Jersey savings institution with $48 million in deposits. During the first quarter of 1996, rates on certificates of deposit were lower than a year ago which led to a slowdown in the savings inflows compared to the first three months of 1995.

         The table below shows the Company's customer deposits by interest rate and by remaining maturity at March 31, 1996 and 1995.

                                                    TABLE 9

                                               Customer Deposits
                                             (Dollars in millions)

                                                                                     March 31
                                                                 --------------------------------------------------
                                                                         1996                        1995
                                                                 ----------------------      ----------------------
                                                                  Rate*      Amount          Rate*          Amount
                                                                 --------    ----------      ---------    ---------
       Customer deposits by interest rate:
       Interest-bearing checking accounts                           1.22%    $     768          1.33%     $    708
       Passbook accounts                                            2.22           571          2.29           611
       Money market deposit accounts                                3.42         1,321          3.11         1,559
       Term certificate accounts with original maturities
       of:
           4 weeks to 1 year                                        5.10         8,892          5.55         6,639
           1 to 2 years                                             5.42         4,407          4.96         5,183
           2 to 3 years                                             5.86         1,920          5.26         2,184
           3 to 4 years                                             5.40           614          5.33           822
           4 years and over                                         5.95         2,067          6.31         2,105
       Retail jumbo CDs                                             5.36           428          6.02           409
       All other                                                    7.67             3          7.74             7
                                                                            ----------                   ---------
                                                                            $   20,991                   $  20,227
                                                                            ==========                   =========
       Customer deposits by remaining maturity:
       No contractual maturity                                              $    2,660                   $   2,878
       Maturity within one year:
         2nd  quarter                                                            6,152                       3,643
         3rd  quarter                                                            3,382                       4,815
         4th quarter                                                             2,480                       2,751
         1st quarter                                                             2,825                       1,780
                                                                            ----------                   ----------
                                                                                14,839                      12,989

       1 to 2 years                                                              2,255                       2,197
       2 to 3 years                                                                414                       1,171
       3 to 4 years                                                                644                         257
       4 years and over                                                            179                         735
                                                                            ----------                  ----------
                                                                            $   20,991                  $   20,227
                                                                            ==========                  ==========

* Weighted average interest rate, including the impact of interest rate swaps.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. FHLB advances amounted to $6.5 billion at March 31, 1996, compared to $7.0 billion and $6.4 billion at March 31, 1995, and December 31, 1995, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.1 billion, $367 million, and $1.8 billion at March 31, 1996 and 1995, and December 31, 1995, respectively. The $2.1 billion balance at March 31, 1996, included $1.5 billion in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1996 to 1998.

         OTHER BORROWINGS

         At March 31, 1996, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. As of March 31, 1996, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At March 31, 1996, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at March 31, 1996. World had medium-term notes outstanding under prior registrations with principal amounts of $890 million at March 31, 1996, compared to $1.9 billion at March 31, 1995, and $1.6 billion at December 31, 1995. As of March 31, 1996, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at March 31, 1996, the full amount was available for issuance. As of March 31, 1996, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first three months of 1996 and 1995 as a result of retained earnings. The increase was partially offset by the $17 million cost of the repurchase of Company stock and by a decline in market values of securities available for sale since December 31, 1995. Unrealized gains on securities and MBS available for sale included in stockholders' equity at March 31, 1996 and 1995, and December 31, 1995, were $75 million, $41 million, and $76 million, respectively.

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) on January 1, 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company can either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company adopted only the disclosure requirements of SFAS 123; therefore such adoption has no effect on the Company's March 31, 1996 consolidated financial statements.

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

         Through three separate actions, Golden West's Board of Directors authorized the purchase by the Company of up to 12.2 million shares of Golden
West's common stock. As of March 31, 1996, 6.2 million shares had been repurchased and retired at a cost of $243 million since October 28, 1993, of which 330 thousand were purchased and retired at a cost of $17 million during the first three months of 1996. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

          In March 1996, World paid a $165 million dividend to Golden West.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. The table on the following page shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1996 and 1995.

                                                    TABLE 10

                                       World Savings and Loan Association
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                                March 31, 1996                                       March 31, 1995
              ---------------------------------------------------   --------------------------------------------------
                       ACTUAL                    REQUIRED                   ACTUAL                   REQUIRED
              -------------------------   -----------------------   ------------------------  ------------------------
                Capital        Ratio       Capital       Ratio       Capital        Ratio      Capital        Ratio
              ------------   ----------   -----------  ----------   -----------   ----------  -----------   ----------
   Tangible   $1,845,592       6.70%      $  413,319      1.50%     $1,987,529       6.15%    $  484,825         1.50%
   Core        1,845,592       6.70          826,638      3.00       1,987,529       6.15        969,649         3.00
   Risk-based  2,169,719      14.12        1,228,984      8.00       2,297,336      12.92      1,422,710         8.00


         The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1996 and 1995.

                                                    TABLE 11

                                   World Savings Bank, a Federal Savings Bank
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)
                                March 31, 1996                                        March 31, 1995
              ----------------------------------------------------   --------------------------------------------------
                       ACTUAL                    REQUIRED                    ACTUAL                   REQUIRED
              -------------------------   ------------------------   -----------------------   ------------------------
                Capital        Ratio        Capital       Ratio       Capital       Ratio       Capital        Ratio
              ------------   ----------    -----------  ----------   -----------   ---------   -----------   ----------
   Tangible   $573,896          8.05%      $  106,874     1.50%       $17,243        19.95%     $1,297          1.50%
   Core        573,896          8.05          213,748     3.00         17,243        19.95       2,593          3.00
   Risk-based  583,679         15.25          306,105     8.00         17,528        29.96       4,680          8.00

        In addition, institutions whose exposure to interest rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that the Association does not have above-normal exposure to interest rate risk. The OTS has not yet analyzed WFSB's interest rate risk exposure, although it is the Company's belief that WFSB does not have above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The tables on the following pages summarized the capital ratios for each of the five classifications and shows that World and WFSB met the "well capitalized" standard as of March 31, 1996.

         The table below shows a reconciliation of World's equity capital to regulatory capital at March 31, 1996.

                                                    TABLE 12
                                       World Savings and Loan Association
                             Reconciliation of Equity Capital to Regulatory Capital
                                                 March 31, 1996
                                             (Dollars in thousands)

                                                                                     Core/        Tier 1          Total
                                         Equity       Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                        Capital       Capital        Equity         Capital       Capital        Capital
                                       -----------   -----------   ------------   ------------  ------------   ------------
Common stock                           $      150
Paid-in surplus                           233,441
Retained earnings                       1,744,752
Unrealized gains on  securities
  available for sale                       72,934
                                       -----------
Equity capital                         $ 2,051,277   $2,051,277    $2,051,277     $2,051,277     $2,051,277     $2,051,277
                                       ===========
Positive goodwill                                      (201,689)     (201,689)      (201,689)      (201,689)      (201,689)
Negative goodwill                                        70,254        70,254         70,254         70,254         70,254
Unrealized gains on  securities
   available for sale                                   (72,934)      (72,934)       (72,934)       (72,934)       (72,934)
Non-qualifying mortgage servicing                        (1,316)       (1,316)        (1,316)        (1,316)        (1,316)
rights
Equity/other investments                                                                                              (442)
Subordinated debt                                                                                                  199,351
General valuation allowance                                                                                        125,218
                                                     -----------   -----------    -----------    -----------   ------------
Regulatory capital                                   $1,845,592    $1,845,592     $1,845,592     $1,845,592     $2,169,719
                                                     ===========   ===========    ===========    ===========   ============
Total assets                           $27,800,772
                                       ===========
Adjusted total assets                               $27,554,602    $27,554,602   $27,554,602
                                                    ===========    ===========   ============
Risk-weighted assets                                                                            $15,362,295    $15,362,295
                                                                                                ============   ============
CAPITAL RATIO -  ACTUAL                      7.38%         6.70%          6.70%          6.70%        12.01%         14.12%
                                       ===========   ===========   ============   ============  ============   ============

Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                             5.00%         6.00%        10.00%
                                                                                  ============  ============   ===========

  Adequately capitalized, equal to or greater than         1.50%                         4.00%         4.00%         8.00%
                                                     ===========                  ===========   ===========    ==========

  Undercapitalized, less than                              1.50%                         4.00%         4.00%         8.00%
                                                     ===========                   ===========   ========== =   ==========

  Significantly undercapitalized, less than                                              3.00%         3.00%         6.00%
                                                                                   ===========   ===========    ==========

  Critically undercapitalized, equal to or less than                    2.00%
                                                                   ============

         The table below shows a reconciliation of WFSB's equity capital to regulatory capital at March 31, 1996.

                                                    TABLE 13

                                   World Savings Bank, a Federal Savings Bank
                             Reconciliation of Equity Capital to Regulatory Capital
                                                 March 31, 1996
                                             (Dollars in thousands)

                                                                                     Core/        Tier 1          Total
                                         Equity       Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                        Capital       Capital        Equity         Capital       Capital        Capital
                                       -----------   -----------   ------------   ------------  ------------   ------------
Common stock                           $      150
Paid-in surplus                           570,182
Retained deficit                            7,373
                                       -----------
Equity capital                         $  577,705    $   577,705    $   577,705    $   577,705   $   577,705    $   577,705
                                       ===========
Positive goodwill                                         (3,809)        (3,809)        (3,809)       (3,809)        (3,809)
General valuation allowance                                                                                           9,783
                                                     -----------   ------------   ------------  ------------   ------------
Regulatory capital                                   $   573,896   $    573,896   $    573,896  $    573,896   $    583,679
                                                     ===========   ============   ============  ============   ============
Total assets                           $7,127,638
                                       ===========
Adjusted total assets                                $ 7,124,923   $  7,124,923   $  7,124,923
                                                     ===========   ============   ============
Risk-weighted assets                                                                            $  3,826,315   $  3,826,315
                                                                                                ============   ============
CAPITAL RATIO -  ACTUAL                     8.11%         8.05%          8.05%          8.05%          15.00          15.25
                                       ===========   ===========   ============   ============  ============   ============

Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                            5.00%          6.00%       10.00%
                                                                                  ===========   ============   ===========

  Adequately capitalized, equal to or greater than         1.50%                        4.00%          4.00%        8.00%
                                                        ========                  ===========   ============   ===========

  Undercapitalized, less than                              1.50%                        4.00%          4.00%        8.00%
                                                        ========                  ===========   ============   ===========

  Significantly undercapitalized, less than                                             3.00%          3.00%        6.00%
                                                                                  ===========   ============   ===========

  Critically undercapitalized, equal to or                                2.00 %
less than
                                                                   ============

         The table below compares World's regulatory capital to the well capitalized classification at March 31, 1996.

                                                    TABLE 14

                                       World Savings and Loan Association
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)

                                                    ACTUAL                     WELL CAPITALIZED
                                          --------------------------       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -----------       -----------    -----------
        Leverage                         $ 1,845,592        6.70 %        $ 1,377,730        5.00 %
        Tier 1 risk-based                  1,845,592       12.01              921,738        6.00
        Total risk-based                   2,169,719       14.12            1,536,230       10.00

         The table below compares WFSB's regulatory capital to the well capitalized classification at March 31, 1996.


                                                    TABLE 15

                                   World Savings Bank, a Federal Savings Bank
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)
                                                    ACTUAL                     WELL CAPITALIZED
                                          --------------------------       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -----------       -----------    -----------
        Leverage                         $   573,896        8.05%         $   356,246        5.00%
        Tier 1 risk-based                    573,896       15.00              229,579        6.00
        Total risk-based                     583,679       15.25              382,632       10.00

RESULTS OF OPERATIONS

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1996 and 1995, and December 31, 1995.

                                                    TABLE 16

                                            Yield on Earning Assets,
                                       Cost of Funds, and Primary Spread,
                                    Including Effect of Purchase Accounting
                                                              March 31
                                                     ---------------------------           December 31
                                                       1996            1995                   1995
                                                     --------- --   -----------           -------------
        Yield on loan portfolio                          7.64%         7.30%                   7.69%
        Yield on MBS                                     7.35          8.03                    7.41
        Yield on investments                             5.68          6.00                    5.96
                                                    ----------      --------              ----------
        Yield on earning assets                          7.51          7.23                    7.56
                                                    ----------      --------              ----------
        Cost of customer deposits                        5.01          5.14                    5.15
        Cost of borrowings                               5.95          6.26                    6.15
                                                    ----------      --------
                                                                                          ----------
        Cost of funds                                    5.33          5.52                    5.50
                                                    ----------      --------              ----------
        Primary spread                                   2.18%         1.71%                   2.06%
                                                    ==========      ========              ==========

         The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag. During the first quarter of 1996, the effect of the generally declining interest rates during the second half of 1995 and early in 1996, led to a 17 basis point reduction in the Company's cost of funds. During the same period, the yield on the loan portfolio fell by only five basis points allowing for a 12 basis point increase in the Company's spread since yearend 1995.

         The table on the following page shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1996 and 1995, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                                    TABLE 17

                                       Selected Revenue and Expense Items
                                        as Percentages of Total Revenues

                                                                          Three Months Ended
                                                                               March 31
                                                                       -------------------------
                                                                         1996           1995
                                                                       ----------     ----------

    Interest on loans                                                      82.5%           87.0%
    Interest on mortgage-backed securities                                  9.4             4.5
    Interest and dividends on investments                                   5.5             6.5
                                                                      ----------     -----------
                                                                           97.4            98.0
    Less:
      Interest on customer deposits                                        40.5            41.9
      Interest on advances and other borrowings                            25.3            26.6
                                                                      ----------     -----------
                                                                           65.8            68.5

    Net interest income                                                    31.6            29.5
      Provision for loan losses                                             2.8             2.6
                                                                      ----------     -----------
    Net interest income after provision for loan losses                    28.8            26.9

    Add:
      Fees                                                                  1.4             1.1
      Gain on the sale of securities, mortgage-backed
        securities, and loans                                               0.7             0.0
      Other non-interest income                                             0.5             0.8
                                                                      ----------     -----------
                                                                            2.6             1.9
    Less:
      General and administrative expenses                                  12.3            13.9
      Amortization of goodwill                                              0.1             0.1
      Taxes on income                                                       7.5             5.8
                                                                      ----------     -----------
      Net earnings                                                         11.5%            9.0%
                                                                      ==========     ===========

         INTEREST RATE SWAPS AND CAPS

         The Company enters into interest rate swaps and caps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap and cap activity decreased net interest income by $4 million for the three months ended March 31, 1996, compared to a decrease of $9 million for the same period in 1995.

         The table on the following page summarizes the unrealized gains and losses for interest rate swaps and caps at March 31, 1996 and 1995.

                                                    TABLE 18

                    Schedule of Unrealized Gains and Losses on Interest Rate Swaps and Caps
                                             (Dollars in thousands)



                                        March 31, 1996                             March 31, 1995
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate caps          $        15   $       -0-   $        15     $      265   $       -0-   $       265
Interest rate swaps              33,070       (54,767)      (21,697)        38,551       (63,509)      (24,958)
                            ------------  ------------  ------------    -----------  ------------  ------------
Total                       $    33,085   $   (54,767)  $   (21,682     $   38,816   $   (63,509)  $   (24,693)
                            ============  ============  ============    ===========  ============  ============

                                                    TABLE 19

                               Schedule of Interest Rate Swaps and Caps Activity
                                         (Notional amounts in millions)

                                                                   Three Months Ended
                                                                     March 31, 1996
                                         ------------------------------------------------------------------------
                                          Receive          Pay                         Forward        Interest
                                           Fixed          Fixed          Basis         Starting         Rate
                                           Swaps          Swaps          Swaps(a)       Swaps           Caps
                                         -----------    -----------    -----------    -----------    ------------
Balance at December 31, 1995             $    3,221     $    1,775     $       43      $      10      $     225
Additions                                       523            -0-            -0-            -0-            -0-
Maturities                                     (595)           (40)           (43)           -0-            (30)
Terminations                                    -0-            -0-            -0-            -0-            -0-
Forward starting becoming effective             -0-            -0-            -0-            -0-            -0-
Other                                           -0-            -0-            -0-            -0-            -0-
                                        ------------   ------------   ------------   ------------   ------------
Balance March 31, 1996                  $     3,149    $     1,735    $       -0-    $        10    $       195
                                        ============   ============   ============   ============   ============

     (a) Receives based upon one index, pays based upon another index.

         The range of floating interest rates received on swap contracts in the first three months of 1996 was 5.14% to 6.02%, and the range of floating interest rates paid on swap contracts was 4.98% to 6.02%. The range of fixed interest rates received on swap contracts in the first three months of 1996 was 4.61% to 9.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

         In the first quarter of 1996, interest on loans was higher than in the comparable 1995 period by $51 million or 10.5%. The increase in the first quarter of 1996 was due to a $719 million increase in the average portfolio balance and a 54 basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the first quarter of 1996 interest on mortgage-backed securities was higher than in the comparable 1995 period by $36 million or 141.2%. The 1996 increase was due primarily to a $2.1 billion increase in the average portfolio balance, which was partially offset by a 65 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with recourse that began in March 1995, as discussed on page 11.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first quarter of 1996, interest and dividends on investments were $113 thousand or 0.3% lower than for the same period in 1995. The decrease was primarily due to a 1 basis point decrease in the average portfolio yield and a $341 million decrease in the average portfolio balance. These decreases were partially offset by $4.4 million of interest income received on an income tax refund in 1996.

         INTEREST ON CUSTOMER DEPOSITS

         In the first quarter of 1996, interest on customer deposits increased by $29 million or 12.5% from the comparable period of 1995. The first quarter increase was due to a $1.2 billion increase in the average deposit balance and a 23 basis point increase in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the first quarter of 1996, interest on advances and other borrowings increased by $17 million or 11.0% from the comparable period of 1995. The first quarter increase was primarily due to a $996 million increase in the average balance, which was partially offset by a 7 basis point decrease in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $18.5 million for the three months ended March 31, 1996, compared to $14.8 million for the same period in 1995. The higher provision in 1996 reflects the increase in non-accrual loans, primarily in California.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the first quarter of 1996, general and administrative expenses (G&A) increased by $2.4 million or 3.1% from the comparable period in 1995. The primary reasons for the increases in 1996 were growth in savings offices and general inflation. G&A as a percentage of average assets on an annualized basis was 0.92% for the first quarter compared to 0.96% for the same period in 1995.

         DEPOSIT INSURANCE

         Legislation to capitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF) was not signed into law even though it passed both houses of Congress in 1995. The legislation would have required an assessment of all SAIF-insured institutions of approximately 80 basis points on their March 31, 1995, customer deposit balances. It is not clear when the disparity between SAIF and BIF will be resolved, therefore, the exact impact on the Company of that resolution is unknown at this time.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes As a percentage of earnings were 39.5% for the first three months of 1996 compared to 38.9% for the first three months of 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at March 31, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 11.

         WFSB's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; investments from its parent; and debt collateralized by mortgages or securities. In addition, WFSB has a number of other alternatives available to provide liquidity or finance operations. These include sales of loans, negotiable certificates of deposit, and borrowings from commercial banks. For a discussion of WFSB's liquidity positions at March 31, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 11.

         The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 22), and general and administrative expenses. At March 31, 1996 and 1995, and December 31, 1995, Golden West's total cash and investments amounted to $857 million (including a $700 million short-term loan to World), $910 million, and $719 million, respectively.

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      April 30, 1996 - Annual Meeting

                                                                                                         Broker
                                                 For          Against       Withheld      Abstain       Non-Vote
                                             -------------  ------------- ------------- ------------- -------------
(b)       Directors elected:

          Louis J. Galen                       54,366,610                      247,541

          Antonia Hernandez                    54,104,375                      509,776

          Bernard A. Osher                     54,369,006                      245,145

(c)       Approve the amendment  and
          restatement of the Company's
          1996 Stock Option Plan
                                               45,931,958      5,308,245                     324,342     3,049,606

(d)       Ratification of Auditors:

          Appointment of Deloitte & Touche
          LLP, independent public
          accountants, for the fiscal year
          1996                                 54,484,216         41,680                      88,255

Other Directors continuing in office are:

Patricia A. King, William D. McKee, Kenneth T. Rosen, Marion O. Sandler and Herbert M. Sandler


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 -   1996 Stock Option Plan as Amended

         11    -  Statement of Computation of Earnings Per Share

         27    -  Financial Data Schedule

                                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 13, 1996                /s/ J. L. Helvey
                                    -------------------------------------------
                                        J. L. Helvey
                                        Group Senior Vice President
                                        (duly authorized and principal financial
                                        officer)

                                  EXHIBIT 10.1

                        Golden West Financial Corporation
                   Amended and Restated 1996 Stock Option Plan
                   (As Amended and Restated February 2, 1996)

                                    ARTICLE I

                                     GENERAL
1.       Purpose.

         This 1996 Stock Option Plan (the "Plan") is intended to increase incentive and to encourage stock ownership on the part of (i) selected key employees of Golden West Financial Corporation (the "Company") or of other corporations which are or become subsidiaries of the Company, and (ii) certain consultants, advisory board members, and other independent contractors who provide services to the Company or its subsidiaries, but who are neither employees of the Company or its subsidiaries nor directors of the Company ("consultants"). It is also the purpose of the Plan to provide such employees and consultants with a proprietary interest, or to increase their proprietary interest, in the Company and its subsidiaries, and to encourage them to remain in the employ of and/or to increase their efforts on behalf of the Company or its subsidiaries. It is intended that certain options granted pursuant to the Plan shall constitute incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), and that certain other options granted pursuant to the Plan shall not constitute incentive stock options ("nonqualified stock options"). Prior to February 2, 1996, the Plan was known as the 1987 Stock Option Plan.

2.       Administration.

         The Plan shall be administered by the Stock Option Committee (the "Committee") of the Board of Directors of Golden West Financial Corporation (the "Board"). The Committee shall from time to time at its discretion make determinations with respect to the persons to whom options shall be granted and the amount of such options. The Committee shall consist of not fewer than two members of the Board. The Committee shall be comprised solely of Directors who both are (i) "outside directors" under section 162(m) of the Code and (ii) "disinterested persons" under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3").

     The interpretation and construction by the Committee of any provisions of the Plan or of any option granted under it shall be final. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted under it.

3.       Eligibility.

         Subject to Section 2 of this Article I, the persons who shall be eligible to receive options under the Plan shall be such persons selected by the Committee from among the officers, key employees (including directors who are also salaried employees of the Company) and consultants of the Company, as may be determined by the Committee in its sole discretion. Notwithstanding any contrary provision of the Plan, consultants shall not be eligible to receive incentive stock options.

        Except where the context otherwise requires, the term "Company," as used herein, shall include (i) Golden West Financial Corporation and (ii) [any corporation or any other entity (including, but not limited to, partnerships and joint ventures) controlling, controlled by, or under common control with Golden West Financial Corporation (each a "subsidiary corporation")], and the terms "officers, key employees and consultants of the Company," and words of similar import, shall include officers, key employees and consultants of each such subsidiary corporation, as well as officers, key employees and consultants of Golden West Financial Corporation.

 4.     Shares of Stock Subject to the Plan.

        The shares that may be issued under the Plan shall be authorized and unissued or reacquired shares of the Company's common stock (the "Common Stock"). The aggregate number of shares which may be issued under the Plan shall not exceed 7,000,000 shares of Common Stock, unless an adjustment is required in accordance with Article III.

         If an option expires or is cancelled for any reason without having been fully exercised or vested, the number of shares subject to such option which were not purchased or did not vest prior to such expiration or cancellation may again be made subject to an option granted hereunder (to the same person or to a different person).

         5. Amendment of the Plan.

         The Board, in its sole discretion, may amend or terminate the Plan, or any part thereof, at any time and for any reason. However, if and to the extent required to maintain the Plan's qualification under Rule 16b-3, any such amendment shall be subject to stockholder approval. The amendment or termination of the Plan shall not, without the consent of the option holder, alter or impair any rights or obligations under any option theretofore granted to such individual.

         6. Term of Plan.

         The Plan, as amended and restated herein, shall remain in effect until amended or terminated by the Board in accordance with Section 5 of Article I. However, without further stockholder approval, no option which is intended to be an incentive stock option may be granted under the Plan after February 1, 2006.

7.       Restrictions.

         All options granted under the Plan shall be subject to the requirement that, if at any time the Committee shall determine, in its discretion, that the listing, registration or qualification of the shares subject to options granted under the Plan upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such options or the issuance, if any, or purchase of shares in connection therewith, such options may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee. 8. Nonassignability.

9.       Withholding Taxes.

         Whenever shares of Common Stock are to be issued under the Plan, the Company shall have the right to require the optionee to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such shares.

10.      Definition of "Fair Market Value."

         For the purposes of this Plan, the term "Fair Market Value," when used in reference to the date of grant of an option or the date of surrender of Common Stock in payment for the purchase of shares pursuant to the exercise of an option, as the case may be, shall mean the closing sale price of the Common Stock quoted on the Composite Tape for New York Stock Exchange--Listed Stocks, as published in "The Wall Street Journal," or if no sale price was quoted on such date, then as of the next preceding date on which such a sale price was quoted. If the Common Stock is not listed on the New York Stock Exchange, Fair Market Value shall mean the mean between the highest and lowest sale prices on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, as published in "The Wall Street Journal" and determined by the Committee, or, if such stock is not listed on any such securities exchange, the mean between the highest and lowest sale prices or bid quotations with respect to a share of such stock on the date such option is granted on the National Association of Securities Dealers, Inc. Automated Quotations System or any successor system or, if no such sale prices or quotations are available, the Fair Market Value on the date in question of a share of such stock as determined in good faith by the Committee.

                                   ARTICLE II

                                  STOCK OPTIONS
1.       Award of Stock Options.

         Awards of stock options may be made under the Plan under all the terms and conditions contained herein. However, the aggregate Fair Market Value (determined as of the date of grant) of the stock with respect to which incentive stock options are exercisable for the first time by such officer or key employee during any calendar year (under all incentive stock option plans of the Company and its parent and subsidiary corporations) shall not exceed $100,000. The nature of options under the foregoing sentence shall be determined by taking options into account in the order in which they were granted. In no event shall an option constitute an incentive stock option if, at the time such option is granted, the terms of the option provide that it shall not constitute an incentive stock option. The date on which any option is granted shall be the date of the Committee's authorization of such grant or such later date as may be determined by the Committee at the time such grant is authorized. 2. Term of Options and Effect of Termination.

         Notwithstanding any other provision of the Plan, no option granted under the Plan shall be exercisable after the expiration of ten (10) years from the date of its grant. In addition, notwithstanding any other provision of the Plan, no incentive stock option granted under the Plan to a person who, at the time such option is granted and in accordance with Section 424(d) of the Code, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be exercisable after the expiration of five (5) years from the date of its grant. 3. Terms and Conditions of Options.

         Options granted pursuant to the Plan shall be evidenced by agreements in such form as the Committee shall from time to time determine, which agreements shall contain such terms and conditions as determined by the Committee in its sole discretion and which also shall comply with the following terms and conditions.

         (A) Optionee's Agreement.

         Each optionee shall agree to remain in the employ of and/or to render to the Company his or her services for a period of two (2) years from the date of the option, but such agreement shall not impose upon the Company any obligation to retain the optionee in its employee and/or service for any period.

         (B) Number of Shares and Type of Option.

         Each option agreement shall state the number of shares to which the option pertains and whether the option is intended to be an incentive stock option or a nonqualified stock option. During any calendar year, no individual shall be granted options covering more than 300,000 shares. An option which is intended to be an incentive stock option may be granted only to an individual who on the grant date is an employee of Golden West Financial Corporation or of a corporation which constitutes a subsidiary corporation (within the meaning of Section 424(f) of the Code) of Golden West Financial Corporation.

         (C) Option Price.

         Each option agreement shall state the option price per share (or the method by which such price shall be computed). The option price per share shall not be less than 100% of the Fair Market Value of a share of the Common Stock on the date such option is granted. Notwithstanding the foregoing, the option price per share of an incentive stock option granted to a person who, on the date of such grant and in accordance with Section 424(d) of the Code, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the Fair Market Value of a share of the Common Stock on the date that the option is granted.

         (D) Medium and Time of Payment.

         The option price shall be payable upon the exercise of an option in the legal tender of the United States or, in the discretion of the Committee, (i) by tendering previously acquired shares having an aggregate Fair Market Value at the time of exercise equal to the total option price, or (ii) by any other means which the Committee, in its sole discretion, determines to both provide legal consideration for the shares, and to be consistent with the purposes of the Plan. Upon receipt of payment, the Company shall deliver to the optionee (or the person entitled to exercise the option) a certificate or certificates for the shares of Common Stock to which the option pertains.

         (E) Exercise of Options.

         Each option shall state the time or times when it becomes exercisable, which shall be determined by the Committee. The Committee may, in its discretion, waive any vesting provisions contained in an option agreement.

         To the extent that an option has become vested (except as provided in Article III), and subject to the foregoing restrictions, it may be exercised in whole or in such lesser amount as may be authorized by the option agreement; provided, however, that no partial exercise of an option shall be for fewer than fifty (50) shares of Common Stock. If exercised in part, the unexercised portion of an option shall continue to be held by the optionee and may thereafter be exercised as herein provided.

         (F) Termination and Transfer of Options.

         In connection with the grant of any option under the Plan, the Committee may provide in the option agreement for the termination of all or any portion of an option under certain circumstances, including, without limitation, termination of the recipient's employment or service as a result of resignation, retirement, disability or death, or for cause, and may distinguish among various causes of termination as the Committee deems appropriate. In addition, the Committee may provide, through an option agreement or otherwise, that in the event an optionee's employment (or other service for the Company) is terminated,
(i) such optionee's options may be exercised (by the optionee or, if appropriate, his or her beneficiary or personal representative) for specified periods thereafter within the option period, or (ii) to the extent not fully exercisable or otherwise vested on the termination date, such optionee's options may continue to become exercisable within the option period.

                                   ARTICLE III

                      RECAPITALIZATION AND REORGANIZATIONS

         The number of shares of Common Stock covered by the Plan, and the number of shares and price per share of each outstanding option shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of issued and outstanding shares of Common Stock effected without receipt of consideration by the Company.

         If the Company shall be the surviving corporation in any merger or consolidation, each outstanding option shall pertain to and apply to the securities to which a holder of the same number of shares of Common Stock that are subject to that option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation (a "Terminating Transaction") shall cause each outstanding option to terminate, unless the agreement of merger or consolidation shall otherwise provide; provided, however, that each optionee in the event of a Terminating Transaction which will cause his or her option to terminate shall have the right immediately prior to such Terminating Transaction to exercise such option in whole or in part, subject to every limitation on the exercisability of such option, other than any vesting provisions not required by the Code.

         To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive.

         The grant of an option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

                                   ARTICLE IV

                            MISCELLANEOUS PROVISIONS

1.       Rights as a Stockholder.

         An optionee or a transferee of an option shall have no rights as a stockholder of the Company with respect to any shares covered by an option until the date of the receipt of payment (including any amounts required by the Company pursuant to Section 9 of Article I) by the Company. No adjustment shall be made as to any option for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to such date, except as provided in Article III. 2. Other Provisions.

         The option agreements authorized under the Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the option or restrictions required by any applicable securities laws, as the Committee shall deem advisable. 3. Application of Funds.

         The proceeds received by the Company from the sale of Common Stock pursuant to the exercise of options will be used for general corporate purposes.

4.       No Obligation to Exercise Option.

         he granting of an option shall impose no obligation upon the optionee or a transferee of the option to exercise such option.

                                    GOLDEN WEST FINANCIAL CORPORATION

Dated:  February 2, 1996            /s/ J. L. Helvey
                                    -------------------------------------------
                                        J. L. Helvey
                                        Group Senior Vice President
                                        (duly authorized and principal financial
                                        officer)

                                                   EXHIBIT 11

                                       Golden West Financial Corporation
                                 Statement of Computation of Earnings Per Share
                                (Dollars in thousands except per share amounts)

                                              Three Months Ended
                                        --------------------------------
                                                   March 31
                                        --------------------------------
                                            1996             1995
                                        --------------   --------------
Line 1:
  Average Number of Common
     Shares Outstanding                   58,788,639       58,586,488
                                        ==============   ==============

Line 2:
  Net Earnings                           $    75,512           50,933
                                        ==============   ==============


Line 3:
  Earnings Per Common Share
     (Line 2 divided by Line 1)          $      1.28              .87
                                        ==============   ==============
