Form 10-Q
period 1996-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1996-08-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended June 30, 1996                   Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
- -------------------------------------------------------------------------------


           Delaware                                     95-2080059
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                 94612
- ------------------------------------------           ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (510) 446-3420
                                                    ------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X       No
        -----------     -----------

         The number of shares outstanding of the registrant's common stock on July 31, 1996, was 57,682,059 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results for the full year.

                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        June 30        June 30     December 31
                                                                          1996          1995           1995
                                                                      -------------  ------------  -------------
Assets:
  Cash                                                                $    189,724   $   163,383    $   218,695
  Securities available for sale at fair value                              495,607     1,436,905        901,856
  Other investments at cost                                              1,210,140       985,170      1,190,160
  Mortgage-backed securities available for sale without recourse at
     fair value                                                            252,712       309,201        282,881
  Mortgage-backed securities available for sale with recourse at
     fair value                                                            224,466           -0-            -0-
  Mortgage-backed securities held to maturity without recourse at cost     832,021       841,947        893,774
  Mortgage-backed securities held to maturity with recourse at cost      2,103,642     1,364,111      2,232,686
  Loans receivable                                                      29,059,953    27,939,843     28,181,353
  Interest earned but uncollected                                          224,564       248,336        225,395
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                        397,463       342,306        350,955
  Real estate held for sale or investment                                   73,221        68,350         76,187
  Prepaid expenses and other assets                                        366,036       238,464        222,015
  Premises and equipment--at cost less accumulated depreciation            208,000       202,437        203,637
  Goodwill arising from acquisitions                                       137,826       139,458        138,562
                                                                      -------------  ------------  -------------
                                                                      $ 35,775,375   $34,279,911    $35,118,156
                                                                      =============  ============  =============

Liabilities and Stockholders' Equity:
  Customer deposits                                                   $ 21,040,598   $20,738,155    $20,847,910
  Advances from Federal Home Loan Banks                                  7,175,549     6,258,155      6,447,201
  Securities sold under agreements to repurchase                         2,317,258     1,171,686      1,817,943
  Medium-term notes                                                        689,662     1,863,947      1,597,507
  Accounts payable and accrued expenses                                    513,018       435,388        450,814
  Taxes on income                                                          353,855       354,715        356,036
  Subordinated notes--net of discount                                    1,323,189     1,321,585      1,322,392
  Stockholders' equity                                                   2,362,246     2,136,280      2,278,353
                                                                      -------------  -----------   ------------
                                                                      $ 35,775,375   $34,279,911    $35,118,156
                                                                      =============  ============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                   Three Months Ended                    Six Months Ended
                                                        June 30                              June 30
                                             -------------------------------      -------------------------------
                                                 1996              1995              1996               1995
                                             -------------      ------------      ------------       ------------
Interest Income:
    Interest on loans                        $    542,280       $   527,221       $ 1,083,488        $ 1,017,212
    Interest on mortgage-backed securities         59,861            37,939           121,534             63,504
    Interest and dividends on investments          28,037            38,985            64,263             75,324
                                             -------------      ------------      ------------       ------------
                                                  630,178           604,145         1,269,285          1,156,040
Interest Expense:
    Interest on customer deposits                 257,912           269,890           523,282            505,795
    Interest on advances                           91,692            98,002           181,673            192,406
    Interest on repurchase agreements              33,966             9,124            62,354             15,604
    Interest on other borrowings                   38,105            54,828            85,814            103,503
                                             -------------      ------------      ------------       ------------
                                                  421,675           431,844           853,123            817,308
                                             -------------      ------------      ------------       ------------
        Net Interest Income                       208,503           172,301           416,162            338,732
Provision for loan losses                          17,236            14,651            35,758             29,430
                                             -------------      ------------      ------------       ------------
        Net Interest Income after Provision
            for Loan Losses                       191,267           157,650           380,404            309,302
Non-Interest Income:
    Fees                                            9,485             6,417            18,368             12,709
    Gain on the sale of securities, MBS
        and loans                                   3,147                 4             7,831                 22
    Other                                           3,481             2,806             6,725              7,508
                                             -------------      ------------      ------------       ------------
                                                   16,113             9,227            32,924             20,239
Non-Interest Expense:
    General and administrative:
        Personnel                                  39,742            37,697            79,127             74,217
        Occupancy                                  12,349            12,155            24,565             23,975
        Deposit insurance                          10,017            10,899            21,349             21,560
        Advertising                                 2,509             2,826             4,757              5,454
        Other                                      15,852            14,567            31,462             31,322
                                             -------------      ------------      ------------       ------------
                                                   80,469            78,144           161,260            156,528
    Amortization of goodwill arising
        from acquisitions                             368               930               736              1,866
                                             -------------      ------------      ------------       ------------
                                                   80,837            79,074           161,996            158,394
                                             -------------      ------------      ------------       ------------
Earnings Before Taxes on Income                   126,543            87,803           251,332            171,147
    Taxes on Income                                50,039            34,242            99,316             66,653
                                             -------------      ------------      ------------       ------------
Net Earnings                                 $     76,504       $    53,561       $   152,016        $   104,494
                                             =============      ============      ============       ============
Net earnings per share                       $       1.32       $       .91       $      2.60        $      1.78
                                             =============      ============      ============       ============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                                 Three Months Ended             Six Months Ended
                                                                      June 30                        June 30
                                                             ---------------------------   ----------------------------
                                                                1996           1995           1996            1995
                                                             ------------   ------------   ------------   -------------
Cash Flows From Operating Activities:
  Net earnings                                               $    76,504     $   53,561      $ 152,016     $   104,494
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                     17,236         14,651         35,758          29,430
    Amortization of loan fees and discounts                       (6,155)        (4,675)       (12,681)         (9,559)
    Depreciation and amortization                                  5,203          5,598         10,364          11,188
    Loans originated for sale                                   (140,893)        (7,933)      (335,252)        (10,486)
    Sales of loans originated for sale                           149,216          7,521        334,879           9,547
    Decrease (increase) in interest earned but uncollected        (6,217)       (18,930)           831         (45,880)
    Federal Home Loan Bank stock dividends                        (5,233)        (3,609)       (14,484)        (12,120)
    (Increase) in prepaid expenses and other assets              (70,203)       (18,423)      (138,946)        (28,396)
    Increase (decrease) in accounts payable and accrued expenses  25,121        (27,947)        62,204          (8,305)
    Increase (decrease) in taxes on income                       (36,558)        11,943           (986)         31,975
    Other, net                                                    (3,641)        (5,278)        (9,378)        (16,447)
                                                             ------------   ------------   ------------   -------------
      Net cash provided by operating activities                    4,380          6,479         84,325          55,441

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,773,730)    (1,440,927)    (2,757,814)     (3,192,608)
    Real estate loans purchased                                   (1,875)        (1,076)        (2,075)        (29,445)
    Other, net                                                    (5,039)        (6,829)        (5,515)        (56,808)
                                                             ------------   ------------   ------------   -------------
                                                              (1,780,644)    (1,448,832)    (2,765,404)     (3,278,861)
  Real estate loan principal payments:
    Monthly payments                                             148,314        123,998        289,862         262,559
    Payoffs, net of foreclosures                                 601,219        330,768      1,122,430         594,375
    Refinances                                                    73,409         40,270        140,297          75,839
                                                             ------------   ------------   ------------   -------------
                                                                 822,942        495,036      1,552,589         932,773

  Purchases of mortgage-backed securities available for sale         -0-            -0-            -0-          (6,254)
  Purchases of mortgage-backed securities held to maturity        (1,456)            (9)        (1,518)         (1,180)
  Sales of mortgage-backed securities available for sale             -0-            -0-            -0-           6,396
  Repayments of mortgage-backed securities                       115,379         32,511        219,938          57,590
  Proceeds from sales of real estate                              46,675         46,949         97,978         101,259
  Purchases of securities available for sale                      (7,010)    (1,031,412)      (330,245)     (1,472,185)
  Sales of securities available for sale                           6,182            -0-         81,133         110,610
  Maturities of securities available for sale                    210,674        913,058        654,871       1,479,464
  Decrease (increase) in other investments                      (123,885)       302,680        (19,980)       (450,570)
  Purchases of Federal Home Loan Bank stock                          -0-           (250)       (37,099)        (13,486)
  Redemptions of Federal Home Loan Bank stock                        -0-         12,500            -0-          12,650
  Additions to premises and equipment                             (5,504)        (5,189)       (12,443)        (11,874)
                                                             ------------   ------------   ------------   -------------
    Net cash used in investing activities                       (716,647)      (682,958)      (560,180)     (2,533,668)

                                       Golden West Financial Corporation
                                Consolidated Statement of Cash Flows (Continued)
                                                  (Unaudited)
                                             (Dollars in thousands)
                                                                 Three Months Ended             Six Months Ended
                                                                      June 30                       June 30
                                                             ---------------------------   ---------------------------
                                                                1996           1995           1996            1995
                                                             ------------   ------------   ------------   ------------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                     $  (160,817)    $  293,734    $  (231,656)   $  1,113,252
    Interest credited                                            210,634        217,759        424,344         405,514
                                                             ------------   ------------   ------------   ------------
                                                                  49,817        511,493        192,688       1,518,766

  Additions to Federal Home Loan Bank advances                   737,500         17,800        763,450         550,090
  Repayments of Federal Home Loan Bank advances                  (21,807)      (774,540)       (35,277)       (780,567)
  Proceeds from agreements to repurchase securities            1,619,309      1,196,185      2,015,671       1,464,995
  Repayments of agreements to repurchase securities           (1,441,422)      (391,580)    (1,516,356)       (895,130)
  Proceeds from medium-term notes                                    -0-            -0-            -0-         699,360
  Repayments of medium-term notes                               (200,000)           -0-       (908,135)            -0-
  Proceeds from federal funds purchased                          675,000            -0-      1,250,000             -0-
  Repayments of federal funds purchased                         (675,000)           -0-     (1,250,000)       (250,000)
  Proceeds from subordinated debt                                    -0-         99,283            -0-          99,283
  Dividends on common stock                                       (5,514)        (4,986)       (11,095)         (9,965)
  Sale of  stock                                                   2,183          2,725          4,445           2,983
  Purchase and retirement of Company stock                       (41,494)           -0-        (58,507)           (646)
                                                             ------------   ------------   ------------   ------------
    Net cash provided by financing activities                    698,572        656,380        446,884       2,399,169
                                                             ------------   ------------   ------------   ------------
Net Decrease in Cash                                             (13,695)       (20,099)       (28,971)        (79,058)
Cash at beginning of period                                      203,419        183,482        218,695         242,441
                                                             ------------   ------------   ------------   ------------
Cash at end of period                                        $   189,724    $   163,383    $   189,724    $    163,383
                                                             ============   ============   ============   ============
Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   412,194    $   428,917    $   865,824    $    803,878
    Income taxes                                                  85,707         24,646        105,578          36,052
  Cash received for interest and dividends                       623,961        585,215      1,270,116       1,110,160
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   46,815         45,110         98,989         106,220
    Loans securitized into MBS with recourse                     226,210      1,085,491        226,210       1,373,150

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                    Six Months Ended
                                                                                         June 30
                                                                                --------------------------
                                                                                   1996            1995
                                                                                -----------    -----------
          Common Stock:
            Balance at January 1                                                $    5,887     $    5,859
            Common stock issued upon exercise of stock options                          16             12
            Common stock retired upon purchase of stock                               (111)            (2)
                                                                                ----------     ----------
            Balance at June 30                                                       5,792          5,869
                                                                                ----------     ----------

          Paid-in Capital:
            Balance at January 1                                                    55,353         45,689
            Common stock issued upon exercise of stock options                       4,429          2,971
                                                                                ----------     ----------
            Balance at June 30                                                      59,782         48,660
                                                                                ----------     ----------
          Retained Earnings:
            Balance at January 1                                                 2,140,883      1,929,740
            Net earnings                                                           152,016        104,494
            Cash dividends on common stock                                         (11,095)        (9,965)
            Retirement of stock                                                    (58,396)          (644)
                                                                                ----------     ----------
            Balance at June 30                                                   2,223,408      2,023,625
                                                                                ----------     ----------

          Unrealized Gains on Securities Available for Sale:
            Balance at January 1                                                    76,230        18,986
            Change during period                                                    (2,966)       39,140
                                                                               ------------   -----------
            Balance at June 30                                                      73,264        58,126
                                                                               ------------   -----------
          Total Stockholders' Equity at June 30                                 $2,362,246    $2,136,280
                                                                               ============   ===========

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1996, and 1995, respectively.

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

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         June 30          June 30       December 31
                                                          1996             1995             1995
                                                       ------------     ------------    -------------
   Assets                                              $35,775,375      $34,279,911      $35,118,156
   Loans receivable                                     29,059,953       27,939,843       28,181,353
   Mortgage-backed securities                            3,412,841        2,515,259        3,409,341
   Customer deposits                                    21,040,598       20,738,155       20,847,910
   Stockholders' equity                                  2,362,246        2,136,280        2,278,353
   Stockholders' equity/total assets                         6.60%            6.23%            6.49%
   Book value per common share                         $     40.78      $     36.40      $     38.70
   Common shares outstanding                            57,923,709       58,693,955       58,871,409
   Yield on loan portfolio                                   7.46%            7.59%            7.69%
   Yield on mortgage-backed securities                       7.21%            7.50%            7.41%
   Yield on investments                                      5.82%            5.97%            5.96%
   Yield on earning assets                                   7.36%            7.47%            7.56%
   Cost of deposits                                          4.92%            5.32%            5.15%
   Cost of borrowings                                        5.93%            6.32%            6.15%
   Cost of funds                                             5.28%            5.66%            5.50%
   Yield on earning assets less cost of funds                2.08%            1.81%            2.06%
   Ratio of nonperforming assets to total assets             1.24%            1.07%            1.11%
   Ratio of troubled debt restructured to total assets        .16%             .21%             .13%
   World Savings and Loan Association:
     Total assets                                      $25,346,921      $33,022,114     $ 30,354,740
     Net worth                                           1,939,496        2,237,942        2,128,329
     Net worth/total assets                                  7.65%            6.78%            7.01%
     Regulatory capital ratios:
       Tangible capital                                      6.91%            6.24%            6.38%
       Core capital                                          6.91%            6.24%            6.38%
       Risk-based capital                                   14.84%           13.04%           13.40%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $10,281,997      $   230,458     $  4,017,491
     Net worth                                             764,471           38,364          566,851
     Net worth/total assets                                  7.44%           16.65%           14.11%
     Regulatory capital ratios:
       Tangible capital                                      7.40%           14.94%           14.01%
       Core capital                                          7.40%           14.94%           14.01%
       Risk-based capital                                   13.46%           29.68%           26.55%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                           Three Months Ended               Six Months Ended
                                                                 June 30                        June 30
                                                       ----------------------------   -----------------------------
                                                          1996            1995            1996            1995
                                                       ------------   -------------   -------------   -------------
   New real estate loans originated                   $ 1,914,623     $1,448,860      $ 3,093,066     $ 3,203,094
   Average yield on new real estate loans                    7.62%          7.63%            7.65%           7.35%
   Increase in customer deposits                      $    49,817     $  511,493      $   192,688     $ 1,518,766
   Net earnings                                            76,504         53,561          152,016         104,494
   Net earnings per share                                    1.32            .91             2.60            1.78
   Cash dividends on common stock                            .095           .085              .19             .17
   Average common shares outstanding                   58,283,423     58,643,735       58,536,031      58,615,270
   Ratios:(a)
     Net earnings/average net worth                         13.03%         10.18%           13.06%          10.09%
     Net earnings/average assets                              .87%           .63%             .86%            .63%
     Net interest income/average assets                      2.36%          2.04%            2.37%           2.04%
     General and administrative expense/average assets        .91%           .92%             .92%            .94%

(a) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and the six month period and dividing by four and seven, respectively.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1996 and 1995, and December 31, 1995. The reader is referred to page 48 of the Company's 1995 Form 10-K for similar information for the years 1992 through 1995 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                 June 30
                                                           --------------------      December 31
                                                            1996         1995           1995
                                                           -------      -------     -------------
       Assets:
          Cash and investments                                5.3%         7.6%          6.6%
          Mortgage-backed securities                          9.5          7.3           9.7
          Loans receivable                                   81.2         81.5          80.2
          Other assets                                        4.0          3.6           3.5
                                                           -------      -------       -------
                                                            100.0%       100.0%       100.0%
                                                           =======      =======       =======

       Liabilities and Stockholders' Equity:
          Customer deposits                                  58.8%        60.5%         59.4%
          Federal Home Loan Bank advances                    20.1         18.3          18.4
          Securities sold under agreements to repurchase      6.5          3.4           5.2
          Medium-term notes                                   1.9          5.4           4.5
          Other liabilities                                   2.4          2.3           2.2
          Subordinated debt                                   3.7          3.9           3.8
          Stockholders' equity                                6.6          6.2           6.5
                                                           -------      -------       -------
                                                            100.0%       100.0%        100.0%
                                                           =======      =======       =======

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

     The gap table on the following page shows that, as of June 30, 1996, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                                   TABLE 2

                           Repricing of Interest-Earning Assets and Interest-Bearing
                                   Liabilities, Repricing Gaps, and Gap Ratio
                                              As of June 30, 1996
                                             (Dollars in millions)

                                                             Projected Repricing(a)
                                      ---------------------------------------------------------------------
                                        0 - 3         4 - 12         1 - 5         Over 5
                                        Months        Months         Years         Years          Total
                                      -----------   ------------   -----------   -----------   ------------
Interest-Earning Assets:
  Investments                         $    1,515    $         5    $      184    $        2     $    1,706
  Mortgage-backed securities               2,428             93           345           547          3,413
  Loans receivable:
    Rate-sensitive                        24,183          1,612           121           -0-         25,916
    Fixed-rate                                78            230           980         1,572          2,860
  Other(b)                                   508            -0-           -0-           -0-            508
  Impact of interest rate swaps and caps     569             73            19          (661)           -0-
                                      ----------    -----------    ----------    ----------     ----------
Total                                 $   29,281    $     2,013    $    1,649    $    1,460     $   34,403
                                      ==========    ===========    ==========    ==========     ==========
Interest-Bearing Liabilities(c):
  Customer deposits                   $    7,064    $    10,965    $    2,940    $       71     $   21,040
  FHLB advances                            4,793          1,834           340           209          7,176
  Other borrowings                         2,701            415           619           595          4,330
  Impact of interest rate swaps            1,938           (817)       (1,125)            4            -0-
                                      ----------    -----------    ----------    ----------     ----------
  Total                               $   16,496    $    12,397    $    2,774    $      879     $   32,546
                                      ==========    ===========    ==========    ==========     ==========
  Repricing gap                       $   12,785    $   (10,384)   $   (1,125)   $      581
                                      ==========    ===========    ==========    ==========
  Cumulative gap                      $   12,785    $     2,401    $    1,276    $    1,857
                                      ==========    ===========    ==========    ==========

  Cumulative gap as a percentage of
      total assets                         35.7%          6.7%          3.6%
                                     ===========    ===========    ==========

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b) Includes cash n banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, a Federal Savings Bank (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended June 30, 1996 and 1995, and December 31, 1995, World's average regulatory liquidity ratios were 7%, 6%, and 8%, respectively, consistently exceeding the requirement. For the months ended June 30, 1996, and December 31, 1995, WFSB's average regulatory liquidity ratios were 5.4% and 6%, respectively, consistently exceeding the requirement. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs.

         At June 30, 1996 and 1995, and December 31, 1995, the Company had securities available for sale in the amount of $496 million, $1.4 billion, and $902 million, respectively, including net unrealized gains on securities available for sale of $114 million, $83 million, and $117 million, respectively. At June 30, 1996 and 1995, and December 31, 1995, the Company had no securities held to maturity or for trading.

         Included in the securities available for sale at June 30, 1996 and 1995, and December 31, 1995, were collateralized mortgage obligations (CMOs) in the amount of $279 million, $556 million, and $408 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At June 30, 1996, the majority of the Company's CMOs were fixed-rate instruments with remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         At June 30, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $2.9 billion, $2.2 billion, and $3.1 billion, respectively, including $2.1 billion of Federal National Mortgage Association (FNMA) MBS subject to full credit recourse at June 30, 1996. At June 30, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities available for sale in the amount of $477 million, $309 million, and $283 million, respectively, including net unrealized gains on MBS available for sale of $12 million, $15 million, and $14 million, respectively, and including $224 million of FNMA MBS subject to full credit recourse at June 30, 1996. At June 30, 1996 and 1995, and December 31, 1995, the Company had no trading MBS.

         In June 1996, the Company securitized $226 million of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. These MBS are classified as available for sale. During 1995, the Company securitized $2.3 billion of ARMs into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity. Both the FNMA COFI-indexed MBS available for sale and the FNMA COFI-indexed MBS held to maturity are to be used as collateral for borrowings and are subject to full credit recourse to the Company.

         Repayments of MBS during the second quarter and first six months of 1996 were $115 million and $220 million, respectively, compared to $33 million and $58 million in the same periods of 1995. The increase in repayments on MBS during the first six months of 1996 as compared to the first half of 1995 was primarily due to the increase in MBS that resulted from the securitization of ARM loans into FNMA MBS and an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

                  LOAN VOLUME

     New loan originations for the three and six months ended June 30, 1996, amounted to $1.9 billion and $3.1 billion, respectively, compared to $1.4 billion and $3.2 billion for the same periods in 1995. The increase in loan volume in the second quarter of 1996 was due to an increase in interest rates which pushed the rate on new fixed-rate mortgages above the 8% level while the starting rates on ARMs, the Company's principal product, remained low and more affordable. The Company continues to sell most of its fixed-rate originations. Loans originated for sale for the three and six months ended June 30, 1996 were $141 million and $335 million, respectively, compared to $8 million and $10 million for the same periods in 1995. Although interest rates increased during the second quarter of 1996, interest rates on fixed-rate loans in the first six months of 1996 have generally been at levels below the same periods of 1995, helping to cause an increase in activity in fixed-rate loans during 1996. Refinanced loans constituted 36% and 38% of new loan originations for the three and six months ended June 30, 1996, compared to 31% and 30% for the three and six months ended June 30, 1995.

         The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 1996, 51% and 52%, respectively, of total loan originations were on residential properties in California compared to 48% and 53% for the same periods in 1995. The five largest states, other than California, for originations for the three and six months ended June 30, 1996, were Texas, Florida, Colorado, Illinois, and Arizona with a combined total of 29% and 28%, respectively, of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 71% at June 30, 1996 compared to 75% at June 30, 1995, and 73% at December 31, 1995.

     The tables on the following two pages show the Company's loan portfolio by state at June 30, 1996 and 1995.

888
                                                    TABLE 3

                                            Loan Portfolio by State
                                                 June 30, 1996
                                             (Dollars in thousands)


                         Residential
                         Real Estate                           Commercial                                    Loans as
                   ------------------------                      Real                           Total         a % of
    State            1 - 4           5+           Land          Estate        Construction    Loans (a)     Portfolio
- ---------------   -----------    ----------    ----------   -----------       ------------   ------------   -----------
California        $19,232,989    $3,362,817    $     264    $    67,333       $        -0-    $22,663,403       71.70%
Colorado              879,922       229,322          -0-          7,448                -0-      1,116,692        3.53
Illinois              906,070       180,441          -0-          1,951                -0-      1,088,462        3.44
Texas                 943,562        94,956          583          1,628                -0-      1,040,729        3.29
New Jersey            920,148           411          -0-          7,397                139        928,095        2.94
Florida               822,356        11,428          169            984                -0-        834,937        2.64
Washington            370,901       322,017          -0-            773                -0-        693,691        2.20
Arizona               510,195        52,225          -0-          1,697                -0-        564,117        1.79
Virginia              450,726         4,393          -0-          1,530                -0-        456,649        1.45
Pennsylvania          419,594           278          -0-          3,889                -0-        423,761        1.34
Connecticut           343,346           -0-          -0-             14                -0-        343,360        1.09
Maryland              289,560         1,075          -0-            574                -0-        291,209        0.92
Oregon                186,326        11,067          -0-          2,820                -0-        200,213        0.63
Nevada                163,022         1,174          -0-            -0-                -0-        164,196        0.52
Kansas                131,706         4,977          -0-            203                -0-        136,886        0.43
Utah                  116,001            63          -0-          1,891                -0-        117,955        0.37
Minnesota              99,144         2,351          -0-            -0-                -0-        101,495        0.32
Wisconsin              74,466         4,195          -0-            -0-                -0-         78,661        0.25
Missouri               65,726         6,763          -0-            -0-                -0-         72,489        0.23
New York               51,168           -0-          -0-             20                -0-         51,188        0.16
Georgia                39,087           -0-          -0-          1,941                -0-         41,028        0.13
Washington DC          37,510           -0-          -0-            -0-                -0-         37,510        0.12
Massachusetts          31,476           -0-          -0-             20                -0-         31,496        0.10
Ohio                   20,558         2,486          298          4,593                -0-         27,935        0.09
New Mexico             27,880           -0-          -0-            -0-                -0-         27,880        0.09
Idaho                  20,828           -0-          -0-            -0-                -0-         20,828        0.07
Delaware               20,065           -0-          -0-            -0-                -0-         20,065        0.06
North Carolina          8,334           279          -0-            522                -0-          9,135        0.03
Other                  17,551            22          -0-          4,765                -0-         22,338        0.07
                  -----------    ----------    ---------    -----------       ------------   ------------   ---------
  Totals          $27,200,217    $4,292,740    $   1,314    $   111,993       $        139     31,606,403      100.00%
                  ===========    ==========    =========    ===========       ============                  ==========

SFAS 91 deferred loan fees                                                                        (68,840)
Loan discount on purchased loans                                                                   (5,582)
Undisbursed loan funds                                                                             (5,443)
Allowance for loan losses                                                                        (163,846)
Loans to facilitate (LTF) interest reserve                                                           (486)
Troubled debt restructured (TDR) interest reserve                                                  (5,110)
Loans on customer deposits                                                                         30,965
                                                                                             ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse                    31,388,061
Loans securitized into FNMA MBS with recourse                                                  (2,328,108)(b)
                                                                                             ------------
     Total loan portfolio                                                                    $ 29,059,953
                                                                                             ============

(a)    The Company has no commercial loans.
(b) Loans amounting to $2.6 billion were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities during 1995 and 1996. The June 30, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                                    TABLE 4

                                            Loan Portfolio by State
                                                 June 30, 1995
                                             (Dollars in thousands)


                         Residential
                         Real Estate                       Commercial                                     Loans as
                  --------------------------                  Real                         Total          a % of
    State            1 - 4           5+         Land         Estate     Construction     Loans (a)      Portfolio
- ---------------   ------------   -----------   -------    ------------- ------------    ------------   -------------
California        $18,670,705    $3,334,878     $  281    $   80,303    $     -0-       $22,086,167        74.86%
Colorado              784,791       197,835        -0-         7,880          -0-           990,506         3.36
Illinois              760,209       177,209        -0-         2,707          -0-           940,125         3.19
New Jersey            804,927           -0-        -0-         8,564        4,101           817,592         2.77
Texas                 706,619        55,933        597         1,725          -0-           764,874         2.59
Washington            338,000       288,774        -0-           803          -0-           627,577         2.13
Florida               590,562           -0-        279         1,628          -0-           592,469         2.01
Arizona               362,995        46,500        -0-         1,771          -0-           411,266         1.39
Virginia              390,969           639        -0-         1,652          -0-           393,260         1.33
Pennsylvania          343,636           -0-        -0-         4,515          -0-           348,151         1.18
Connecticut           291,999           -0-        -0-           -0-          -0-           291,999         0.99
Maryland              260,158           -0-        -0-           621          -0-           260,779         0.88
Oregon                167,272        10,634        -0-         3,834          -0-           181,740         0.62
Nevada                147,344         1,274        -0-           -0-          -0-           148,618         0.50
Kansas                128,364         5,284        -0-           218          -0-           133,866         0.45
Utah                   78,884            67        -0-         2,081          -0-            81,032         0.27
Missouri               62,979         8,176        -0-            77          -0-            71,232         0.24
Minnesota              58,220           -0-        -0-           -0-          -0-            58,220         0.20
New York               55,858           -0-        -0-           -0-          -0-            55,858         0.19
Wisconsin              44,474         4,220        -0-           -0-          -0-            48,694         0.17
Georgia                46,080           -0-        -0-         2,292          -0-            48,372         0.16
Ohio                   27,069         2,898        453         5,703          -0-            36,123         0.12
Washington, DC         31,880           -0-        -0-           -0-          -0-            31,880         0.11
New Mexico             21,759           -0-        -0-           -0-          -0-            21,759         0.08
Delaware               15,763           -0-        -0-           -0-          -0-            15,763         0.05
North Carolina          9,166           381        -0-         3,058          -0-            12,605         0.04
Idaho                  11,528           -0-        -0-           -0-          -0-            11,528         0.04
Other                  18,219            37        -0-         5,037          -0-            23,293         0.08
                  ------------   -----------    -------   -----------     -------      ------------       -------
  Totals          $25,230,429    $4,134,739     $1,610    $  134,469      $ 4,101        29,505,348       100.00%
                  ============   ===========    =======   ===========     =======                         =======

SFAS 91 deferred loan fees                                                                  (84,702)
Loan discount on purchased loans                                                             (7,001)
Undisbursed loan funds                                                                       (4,131)
Allowance for loan losses                                                                  (133,682)
LTF interest reserve                                                                           (771)
TDR  interest reserve                                                                        (6,284)
Loans on customer deposits                                                                   35,177
                                                                                       ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse              29,303,954
     Loans securitized into FNMA MBS with recourse                                       (1,364,111)(b)
                                                                                       ------------
     Total loan portfolio                                                              $ 27,939,843
                                                                                       ============

(a)    The Company has no commercial loans.
(b) Loans amounting to $1.4 billion were securitized with full recourse into FNMA mortgage-backed securities during the first half of 1995. The June 30, 1995 balances of these mortgage-backed securities are reflected in the amounts above.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 91% at June 30, 1996 compared to 90% at June 30, 1995, and December 31, 1995. The Company's ARM originations constituted approximately 85% of new mortgage loans made in the first half of 1996 compared to 97% in the first half of 1995.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 13.02%, or 5.76% above the actual weighted average rate at June 30, 1996, versus 13.21%, or 5.85% above the weighted average rate at June 30, 1995.

         Approximately $5.3 billion of the Company's loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of June 30, 1996, $675 million of these ARM loans had reached their rate floors. The weighted average floor rate on these loans was 7.75% at June 30, 1996 and 7.80% at June 30, 1995. Without the floor, the average yield on these loans would have been 7.37% at June 30, 1996 and 7.39% at June 30, 1995.

         Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the three and six months ended June 30, 1996, loan repayments were $823 million and $1.6 billion, respectively, compared to $495 million and $933 million in the same periods of 1995. The increase in loan repayments was primarily due to higher mortgage payoffs and higher refinances within the portfolio as well as an increase in the portfolio balance.

         MORTGAGE SERVICING RIGHTS

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. For the second quarter and first half of 1996, the Company recognized gains of $2.3 million and $7.0 million, respectively, on the sale of loans due to the capitalization of servicing rights under SFAS 122. After amortization, the balance at June 30, 1996 of the capitalized servicing rights was $6.6 million.

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

         The following table shows the components of the Company's nonperforming assets and TDRs, and the ratios to total assets.

                                                    TABLE 5

                           Nonperforming Assets and Troubled Debt Restructured
                                         (Dollars in thousands)

                                                            June 30
                                                   --------------------------    December 31
                                                      1996          1995             1995
                                                   -----------   -----------    ------------
Non-accrual loans                                  $  370,081    $   298,394     $   314,086
Real estate acquired through foreclosure               71,910         67,272          75,158
Real estate in judgment                                   738            404             443
                                                   ----------    -----------     -----------
Total nonperforming assets                         $  442,729    $   366,070     $   389,687
                                                   ==========    ===========     ===========
TDRs                                               $   56,992    $    71,633     $    45,222
                                                   ==========    ===========     ===========
Ratio of NPAs to total assets                           1.24%          1.07%           1.11%
                                                   ==========    ===========     ===========
Ratio of TDRs to total assets                            .16%           .21%            .13%
                                                   ==========    ===========     ===========
Ratio of NPAs and TDRs to total assets                  1.40%          1.28%           1.24%
                                                   ==========    ===========     ===========

     The increase in NPAs during 1996 reflects the continued weakness in the California housing market. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $4 million and $11 million in the second quarter and first six months of 1996 compared to $4 million and $9 million for the same periods of 1995. Interest foregone on TDRs amounted to $411 thousand and $778 thousand for the three and six months ended June 30, 1996, compared to $508 thousand and $989 thousand for the three and six months ended June 30, 1995.

         The tables on the following two pages show the Company's nonperforming assets by state at June 30, 1996 and 1995.

                                     TABLE 6

                          Nonperforming Assets by State
                                  June 30, 1996
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                          Real Estate Owned
              -----------------------------------     --------------------------------------------
                   Residential        Commercial                                        Commercial                 NPAs as
                   Real Estate           Real             Residential                      Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+         Land        Estate      NPAs(b)       Loans
- -----------   --------    ----------   ---------      --------   --------   ---------   ---------    ---------    --------
California    $292,980    $  25,045    $  1,229       $54,780    $13,638    $   400     $ 2,167      $390,239      1.72 %
Colorado         1,952          -0-       3,090           148        -0-        -0-         -0-         5,190     0.46
Illinois         4,470          191         -0-           395        541        -0-         -0-         5,597     0.51
Texas            3,274          -0-         -0-           164        -0-        -0-         -0-         3,438     0.33
New Jersey      12,267          -0-         679           424        -0-        -0-         -0-        13,370     1.44
Florida          4,021          -0-         150           292        -0-        -0-         -0-         4,463     0.53
Washington         663          -0-         -0-           -0-        -0-        -0-         -0-           663     0.10
Arizona          1,229          -0-         837           -0-        -0-        -0-         -0-         2,066     0.37
Virginia         1,528          -0-         -0-           818        -0-        -0-         -0-         2,346     0.51
Pennsylvania     2,633          -0-         -0-           225        -0-        -0-         -0-         2,858     0.67
Connecticut      3,370          -0-         -0-           325        -0-        -0-         -0-         3,695     1.08
Maryland         1,486          -0-         -0-           -0-        -0-        -0-         -0-         1,486     0.51
Oregon             489          -0-         -0-           -0-        -0-        -0-         -0-           489     0.24
Nevada           1,001          -0-         -0-           114        -0-        -0-         -0-         1,115     0.68
Kansas             895           40         -0-           -0-        -0-        -0-         -0-           935     0.68
Utah               121          -0-         -0-           -0-        -0-        -0-         -0-           121     0.10
Minnesota          291          -0-         -0-           -0-        -0-        -0-         -0-           291     0.29
Wisconsin          -0-          -0-         -0-           -0-        -0-        -0-         -0-           -0-     0.00
Missouri           618           43         -0-           -0-        -0-        -0-         -0-           661     0.91
New York         3,787          -0-         -0-            55        -0-        -0-         -0-         3,842     7.51
Georgia          1,352          -0-         -0-            72        -0-        -0-         -0-         1,424     3.47
Washington, DC       6          -0-         -0-           -0-        -0-        -0-         -0-             6     0.02
Massachusetts      -0-          -0-         -0-           -0-        -0-        -0-         -0-           -0-     0.00
Ohio                61          -0-          58             5        -0-        -0-         144           268     0.96
New Mexico         -0-          -0-         -0-           -0-        -0-        -0-         -0-           -0-     0.00
Idaho              -0-          -0-         -0-           -0-        -0-        -0-         -0-           -0-     0.00
Delaware           -0-          -0-         -0-           -0-        -0-        -0-         -0-           -0-     0.00
North Carolina      80          -0-         -0-           -0-        -0-        -0-         -0-            80     0.88
Other              145          -0-         -0-           -0-        -0-        -0-         -0-           145     0.85
              --------    ---------   ---------       --------   -------    -------     -------      ---------    ----
   Totals     $338,719    $  25,319   $   6,043       $57,817    $14,179    $   400     $ 2,311       444,788     1.41
              ========    =========   =========       ========   =======    =======     =======
REO general valuation allowance                                                                         (2,059)  (0.01)
                                                                                                     ---------   -----
Total nonperforming assets                                                                           $442,729    1.40%
                                                                                                     =========   =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $2.6 billion were securitized with full recourse into FNMA mortgage-backed securities during 1995 and 1996. The June 30, 1996 balance of the related nonperforming assets have been reflected in the amounts above.

                                                    TABLE 7

                                         Nonperforming Assets by State
                                                 June 30, 1995
                                             (Dollars in thousands)


                                Non-Accrual Loans (a)                       Real Estate Owned
                   ------------------------------------------------    ----------------------------
                       Residential       Commercial                                     Commercial              NPAs as
                       Real Estate           Real                       Residential        Real      Total      a % of
    State          1 -4          5+         Estate    Construction    1 - 4       5+      Estate    NPAs(b)      Loans
- ---------------  --------    ----------   ---------  -------------- --------- ---------  --------  ---------   ---------
California       $249,545    $10,334      $  768     $    -0-       $ 53,774  $ 9,025    $3,716    $327,162     1.48%
Colorado            1,207         64         -0-          -0-            -0-       90       -0-       1,361     0.14
Illinois            3,359        831         -0-          -0-             49      443       -0-       4,682     0.50
New Jersey         10,762        -0-           5          525            425      -0-       -0-      11,717     1.43
Texas               1,737        -0-         -0-          -0-            241      -0-       -0-       1,978     0.26
Washington            528        -0-         -0-          -0-            -0-      -0-       -0-         528     0.08
Florida             2,139        -0-          36          -0-            647      -0-       -0-       2,822     0.48
Arizona               991        -0-         -0-          -0-            -0-      -0-       -0-         991     0.24
Virginia            2,456        -0-         -0-          -0-            180      -0-       -0-       2,636     0.67
Pennsylvania        2,089        -0-         -0-          -0-            -0-      -0-       -0-       2,089     0.60
Connecticut         3,144        -0-         -0-          -0-            (65)     -0-       -0-       3,079     1.05
Maryland              356        -0-         -0-          -0-            212      -0-       -0-         568     0.22
Oregon                486        -0-         -0-          -0-            -0-      -0-       -0-         486     0.27
Nevada                662        -0-         -0-          -0-            114      -0-       -0-         776     0.52
Kansas                603         40         -0-          -0-            121      -0-       -0-         764     0.57
Utah                  123        -0-         -0-          -0-            -0-      -0-       -0-         123     0.15
Missouri              707        -0-         -0-          -0-            -0-       51       -0-         758     1.06
Minnesota             -0-        -0-         -0-          -0-            -0-      -0-       -0-         -0-     0.00
New York            3,188        -0-         -0-          -0-            400      -0-       -0-       3,588     6.42
Wisconsin             -0-        -0-         -0-          -0-            -0-      -0-       -0-         -0-     0.00
Georgia             1,295        -0-         -0-          -0-             53      -0-       -0-       1,348     2.79
Ohio                   22        -0-         211          -0-             24      -0-       -0-         257     0.71
Washington, DC        -0-        -0-         -0-          -0-            -0-      -0-       -0-         -0-     0.00
New Mexico              1        -0-         -0-          -0-            -0-      -0-       -0-           1     0.00
Delaware              -0-        -0-         -0-          -0-            -0-      -0-       -0-         -0-     0.00
North Carolina         47        -0-         -0-          -0-            -0-      -0-       -0-          47     0.37
Idaho                 -0-        -0-         -0-          -0-            -0-      -0-       -0-         -0-     0.00
Other                 132        -0-         -0-          -0-            -0-      -0-       -0-         132     0.82
                 --------    -------    --------      -------      ---------   ------     ------    -------     -----
   Totals        $285,579    $11,269    $  1,020      $   525      $  56,175   $9,609     $3,716    367,893     1.25
                 ========    =======    ========      =======      =========   ======     ======

REO general valuation allowance                                                                      (1,823)   (0.01)
                                                                                                   ========    =====
Total nonperforming assets                                                                         $366,070    1.24%
                                                                                                   ========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $1.4 billion were securitized with full recourse into FNMA mortgage-backed securities during the first six months of 1995. The June 30, 1995 balance of the related nonperforming assets are reflected in the amounts above.

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

         The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 1996 and 1995.

                                                    TABLE 8

                                      Changes in Allowance for Loan Losses
                                             (Dollars in thousands)

                                                          Three Months Ended            Six Months Ended
                                                                June 30                      June 30
                                                      --------------------------   --------------------------
                                                         1996          1995           1996          1995
                                                      -----------   ------------   -----------   ------------
  Beginning allowance for loan losses                 $ 152,360     $  128,221    $   141,988    $   124,003
  Provision charged to expense                           17,236         14,651         35,758         29,430
  Less loans charged off                                 (5,871)        (9,481)       (14,231)       (20,910)
  Add recoveries                                            121            291            331          1,159
                                                      ---------     ----------    -----------    -----------
  Ending allowance for loan losses                    $ 163,846     $  133,682    $   163,846    $   133,682
                                                      =========     ==========    ===========    ===========
  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)              .07%           .13%           .09%           .14%
                                                      =========     ==========    ===========   ============

  Ratio of allowance for loan losses
    to nonperforming assets                                                             37.0%          36.5%
                                                                                   ==========   ============

         CUSTOMER DEPOSITS

         Customer deposits increased during the second quarter of 1996 by $50 million, including interest credited of $211 million, compared to an increase of $511 million, including interest credited of $218 million, in the second quarter of 1995. Customer deposit balances in the first half of 1996 increased by $193 million, including interest credited of $424 million, compared to an increase of $1.5 billion, including interest credited of $406 million, in the first half of 1995. During the first and second quarters of 1996, rates on certificates of deposit were lower than a year ago which led to a slowdown in the savings inflows compared to the first six months of 1995.

         The table below shows the Company's customer deposits by interest rate and by remaining maturity at June 30, 1996 and 1995.

                                                    TABLE 9

                                               Customer Deposits
                                             (Dollars in millions)

                                                                                    June 30
                                                               ---------------------------------------------------
                                                                       1996                         1995
                                                               ----------------------      -----------------------
                                                                Rate*         Amount       Rate*          Amount
                                                               --------     ----------     ---------    ----------
       Customer deposits by interest rate:
       Interest-bearing checking accounts                          1.21%    $     756         1.29%     $    702
       Passbook accounts                                           2.22           560         2.24           596
       Money market deposit accounts                               3.25         1,188         3.09         1,429
       Term certificate accounts with original maturities
       of:
           4 weeks to 1 year                                       4.97         8,422         5.83         7,781
           1 to 2 years                                            5.25         5,138         5.30         4,717
           2 to 3 years                                            5.95         1,810         5.38         2,228
           3 to 4 years                                            5.46           616         5.30           743
           4 years and over                                        5.82         2,062         6.29         2,094
       Retail jumbo CDs                                            5.31           487         6.03           442
       All other                                                   7.69             2         7.74             6
                                                                           ==========                   ========
                                                                           $   21,041                   $ 20,738
                                                                           ==========                   ========
       Customer deposits by remaining maturity:
       No contractual maturity                                             $    2,504                   $  2,727
       Maturity within one year:
          3rd  quarter                                                          4,560                      5,174
          4th quarter                                                           4,835                      4,205
          1st quarter                                                           3,696                      3,329
          2nd  quarter                                                          2,434                      1,205
                                                                           ----------                    -------
                                                                               15,525                     13,913

       1 to 2 years                                                             1,826                      2,281
       2 to 3 years                                                               496                        880
       3 to 4 years                                                               520                        349
       4 years and over                                                           170                        588
                                                                           ==========                   ========
                                                                           $   21,041                   $ 20,738
                                                                           ==========                   ========

* Weighted average interest rate, including the impact of interest rate swaps.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. FHLB advances amounted to $7.2 billion at June 30, 1996, compared to $6.3 billion and $6.4 billion at June 30, 1995, and December 31, 1995, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.3 billion, $1.2 billion, and $1.8 billion at June 30, 1996 and 1995, and December 31, 1995, respectively. The $2.3 billion balance at June 30, 1996, included $1.5 billion in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1996 to 1998.

         In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The impact on the Company's financial condition and results of operations is not expected to be material.

         OTHER BORROWINGS

         At June 30, 1996, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. As of June 30, 1996, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At June 30, 1996, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at June 30, 1996. World had medium-term notes outstanding under prior registrations with principal amounts of $690 million at June 30, 1996, compared to $1.9 billion at June 30, 1995, and $1.6 billion at December 31, 1995. As of June 30, 1996, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at June 30, 1996, the full amount was available for issuance. As of June 30, 1996, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first six months of 1996 and 1995 as a result of retained earnings. The 1996 increase was partially offset by the $59 million cost of the purchase of Company stock and by a $3 million decline in market values of securities available for sale since December 31, 1995. Unrealized gains on securities and MBS available for sale included in stockholders' equity at June 30, 1996 and 1995, and December 31, 1995, were $73 million, $58 million, and $76 million, respectively.

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) on January 1, 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company can either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company adopted only the disclosure requirements of SFAS 123; therefore such adoption has no effect on the Company's June 30, 1996 consolidated financial statements.

     During periods of low asset growth, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's Board of Directors regularly reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that the purchase of common stock is a wise use of excess capital.

         Since October 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of June 30, 1996, 7.0 million shares had been purchased and retired at a cost of $285 million since October, 1993, of which 1.1 million were purchased and retired at a cost of $59 million during the first half of 1996. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         World paid a $165 million dividend to Golden West in March 1996 and again in June 1996 for a total of $330 million for the first half of 1996.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. The following table shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at June 30, 1996 and 1995.

                                                    TABLE 10

                                       World Savings and Loan Association
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                               June 30, 1996                                      June 30, 1995
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $1,733,712       6.91%    $  376,445      1.50 %    $2,047,553     6.24%    $  492,065       1.50%
   Core        1,733,712       6.91        752,890      3.00       2,047,553     6.24        984,130       3.00
   Risk-based  2,054,095      14.84      1,107,514      8.00       2,361,358    13.04      1,448,910       8.00

         The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at June 30, 1996 and 1995.

                                                    TABLE 11

                                   World Savings Bank, a Federal Savings Bank
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                              June 30, 1996                                     June 30, 1995
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $760,916       7.40%      $ 154,184     1.50%       $33,793      14.94%     $3,392        1.50%
   Core        760,916       7.40         308,368     3.00         33,793      14.94       6,785        3.00
   Risk-based  778,530      13.46         462,892     8.00         34,185      29.68       9,215        8.00


         In addition, institutions whose exposure to interest rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither the Association nor WFSB has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The tables on the following pages summarized the capital ratios for each of the five classifications and shows that World and WFSB met the "well capitalized" standard as of June 30, 1996.

         The table below shows a reconciliation of World's equity capital to regulatory capital at June 30, 1996.

                                                    TABLE 12

                                       World Savings and Loan Association
                             Reconciliation of Equity Capital to Regulatory Capital
                                                 June 30, 1996
                                             (Dollars in thousands)

                                                                               Core/        Tier 1        Total
                                       Equity      Tangible     Tangible      Leverage     Risk-Based   Risk-Based
                                      Capital      Capital       Equity       Capital       Capital      Capital
                                     -----------  -----------   ----------   -----------   ----------   -----------
Common stock                         $      150
Paid-in surplus                         233,441
Retained earnings                     1,633,357
Unrealized gains on securities
  available for sale                     72,548
                                     ----------
Equity capital                       $1,939,496   $1,939,496    $1,939,496    $1,939,496    $1,939,496    $1,939,496
                                     ==========
Positive goodwill                                   (198,385)     (198,385)     (198,385)     (198,385)     (198,385)

Negative goodwill                                     67,049        67,049        67,049        67,049        67,049
Unrealized gains on  securities
   available for sale                                (72,548)      (72,548)      (72,548)      (72,548)      (72,548)

Non-qualifying mortgage servicing rights              (1,900)       (1,900)       (1,900)       (1,900)       (1,900)
Equity/other investments                                                                                        (436)

Subordinated debt                                                                                            199,404

General valuation allowance                                                                                  121,415
                                                  -----------  -----------   -----------   -----------   -----------
Regulatory capital                                $ 1,733,712  $ 1,733,712   $ 1,733,712   $ 1,733,712   $ 2,054,095
                                                  ===========  ===========   ===========   ===========   ===========
Total assets                         $25,346,921
                                     ===========
Adjusted total assets                             $25,096,346  $25,096,346   $25,096,346
                                                  ===========  ===========   ===========
Risk-weighted assets                                                                       $13,843,928    $13,843,928
                                                                                           ===========    ===========
CAPITAL RATIO -  ACTUAL                    7.65%        6.91%        6.91%         6.91%        12.52%         14.84%
                                     ===========  ===========   ==========   ===========    ==========    ===========
Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                       5.00%         6.00%         10.00%
                                                                             ===========    ==========   ============
  Adequately capitalized, equal to or greater than     1.50%                       4.00%         4.00%          8.00%
                                                    =========                ===========    ==========   ============
  Undercapitalized, less than                          1.50%                       4.00%         4.00%          8.00%
                                                    =========                ===========   ===========   ============
  Significantly undercapitalized, less than                                        3.00%         3.00%          6.00%
                                                                             ===========   ===========   ============
  Critically undercapitalized, equal to or less than                 2.00%
                                                                ==========

         The table below shows a reconciliation of WFSB's equity capital to regulatory capital at June 30, 1996.

                                                    TABLE 13

                                   World Savings Bank, a Federal Savings Bank
                             Reconciliation of Equity Capital to Regulatory Capital
                                                 June 30, 1996
                                             (Dollars in thousands)

                                                                                Core/        Tier 1        Total
                                        Equity      Tangible     Tangible      Leverage     Risk-Based   Risk-Based
                                       Capital      Capital       Equity       Capital       Capital      Capital
                                      -----------   -----------   ----------   -----------   ----------   -----------
Common stock                          $       150
Paid-in surplus                           740,182
Retained earnings                          24,139
                                      -----------
Equity capital                        $   764,471     $764,471     $764,471      $764,471   $  764,471   $   764,471
                                      ===========
Positive goodwill                                       (3,555)      (3,555)       (3,555)      (3,555)       (3,555)
General valuation allowance                                                                                   17,614
                                                   -----------   ----------   -----------   ----------   -----------
 Regulatory capital                                $   760,916     $760,916      $760,916   $  760,916   $   778,530
                                                   ===========   ==========   ===========   ==========   ===========
Total assets                          $10,281,997
                                      ===========
Adjusted total assets                              $10,278,928   $10,278,928  $10,278,928
                                                   ===========   ==========   ===========
Risk-weighted assets                                                                       $5,786,513    $5,786,153
                                                                                           ==========    ==========
CAPITAL RATIO -  ACTUAL                     7.44%        7.40%        7.40%         7.40%       13.15%        13.46%
                                      ===========  ===========   ==========   ===========   ==========   ===========

Regulatory Capital Standards:

  Well capitalized, equal to or greater than                                        5.00%        6.00%        10.00%
                                                                              ===========   ==========   ===========

  Adequately capitalized, equal to or greater than       1.50%                      4.00%        4.00%         8.00%
                                                   ===========                ===========   ==========   ===========

  Undercapitalized, less than                            1.50%                      4.00%        4.00%         8.00%
                                                   ===========                ===========   ==========   ===========

  Significantly undercapitalized, less than                                         3.00%        3.00%         6.00%
                                                                              ===========   ==========   ===========

  Critically undercapitalized, equal to or less than                 2.00%
                                                                 ==========

         The table below compares World's regulatory capital to the well capitalized classification at June 30, 1996.

                                                 TABLE 14

                                       World Savings and Loan Association
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)

                                                    ACTUAL                     WELL CAPITALIZED
                                          ----------------------- --       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -------- --       -----------    -----------
        Leverage                         $ 1,733,712        6.91%          $1,254,817        5.00%
        Tier 1 risk-based                  1,733,712       12.52              830,636        6.00
        Total risk-based                   2,054,095       14.84            1,384,393       10.00

         The table below compares WFSB's regulatory capital to the well capitalized classification at June 30, 1996.

                                                    TABLE 15

                                   World Savings Bank, a Federal Savings Bank
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)

                                                  ACTUAL                       WELL CAPITALIZED
                                          ----------------------- --       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -------- --       -----------    -----------
        Leverage                         $   760,916        7.40 %        $   513,946        5.00 %
        Tier 1 risk-based                    760,916       13.15              347,169        6.00
        Total risk-based                     778,530       13.46              578,615       10.00

RESULTS OF OPERATIONS

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1996 and 1995, and December 31, 1995.

                                                    TABLE 16

                                            Yield on Earning Assets,
                                       Cost of Funds, and Primary Spread,
                                    Including Effect of Purchase Accounting

                                                              June 30
                                                     ---------------------------            December 31
                                                       1996            1995                   1995
                                                     --------- --   -----------           -------------
        Yield on loan portfolio                          7.46%         7.59%                   7.69%
        Yield on MBS                                     7.21          7.50                    7.41
        Yield on investments                             5.82          5.97                    5.96
                                                    ----------      --------              ----------
        Yield on earning assets                          7.36          7.47                    7.56
                                                    ----------      --------              ----------
        Cost of customer deposits                        4.92          5.32                    5.15
        Cost of borrowings                               5.93          6.32                    6.15
                                                    ----------      --------              ----------
        Cost of funds                                    5.28          5.66                    5.50
                                                    ----------      --------              ----------
        Primary spread                                   2.08%        1.81%                  2.06%
                                                    ==========      ========              ==========

     The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag. Interest rates were generally declining during the second half of 1995 and early 1996 and began to stabilize and slightly increase during the second quarter of 1996. The effects of this interest rate environment led to a 22 basis point reduction in the Company's cost of funds and a 20 basis point reduction in the yield on earning assets during the first half of 1996, allowing for a 2 basis point increase in the Company's spread since yearend 1995.

         The table on the following page shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 1996 and 1995, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                                    TABLE 17

                                       Selected Revenue and Expense Items
                                        as Percentages of Total Revenues

                                                            Three Months Ended         Six Months Ended
                                                                  June 30                   June 30
                                                           ----------------------    ----------------------
                                                             1996         1995        1996          1995
                                                           ---------    ---------    --------     ---------
   Interest on loans                                          83.9%        86.0%       83.2%         86.5%
    Interest on mortgage-backed securities                      9.3          6.2         9.3           5.4
    Interest and dividends on investments                       4.3          6.3         5.0           6.4
                                                           ---------    ---------    --------     ---------
                                                               97.5         98.5        97.5          98.3
    Less:
      Interest on customer deposits                            39.9         44.0        40.2          43.0
      Interest on advances and other borrowings                25.3         26.4        25.3          26.5
                                                           ---------    ---------    --------     ---------
                                                               65.2         70.4        65.5          69.5

    Net interest income                                        32.3         28.1        32.0          28.8
      Provision for loan losses                                 2.7          2.4         2.8           2.5
                                                           ---------    ---------    --------     ---------
    Net interest income after provision for loan               29.6         25.7        29.2          26.3
    losses

    Add:
      Fees                                                      1.5          1.0         1.4           1.1
      Gain on the sale of securities, mortgage-backed
        securities, and loans                                   0.5          0.0         0.6           0.0
      Other non-interest income                                 0.5          0.5         0.5           0.6
                                                           ---------    ---------    --------     ---------
                                                                2.5          1.5         2.5           1.7
    Less:
      General and administrative expenses                      12.5         12.7        12.3          13.3
      Amortization of goodwill                                  0.1          0.2         0.1           0.2
      Taxes on income                                           7.7          5.6         7.6           5.7
                                                           ---------    ---------    --------     ---------
      Net earnings                                            11.8%         8.7%       11.7%          8.8%
                                                           ========     =========    =========    =========

         INTEREST RATE SWAPS AND CAPS

         The Company enters into interest rate swaps and caps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap and cap activity decreased net interest income by $3 million and $7 million for the three and six months ended June 30, 1996, as compared to a decrease of $9 million and $18 million for the same periods in 1995.

         The table on the following page summarizes the unrealized gains and losses for interest rate swaps and caps at June 30, 1996 and 1995.

                                                    TABLE 18

                    Schedule of Unrealized Gains and Losses on Interest Rate Swaps and Caps
                                             (Dollars in thousands)



                                         June 30, 1996                              June 30, 1995
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate caps             $     -0-    $     -0-   $        -0-    $      106    $      -0-    $      106
Interest rate swaps              29,908       (43,730)      (13,822)        30,834       (68,007)      (37,173)
                            ------------  ============  ============    ----------    ----------    ----------
Total                         $  29,908    $  (43,730)  $   (13,822)    $   30,940    $  (68,007)   $  (37,067)
                            ============  ============ =============   ============ =============   ===========

                                                    TABLE 19

                               Schedule of Interest Rate Swaps and Caps Activity
                                         (Notional amounts in millions)



                                                                   Six Months Ended
                                                                    June 30, 1996
                                        -----------------------------------------------------------------------
                                         Receive          Pay                         Forward        Interest
                                          Fixed          Fixed          Basis         Starting         Rate
                                          Swaps          Swaps          Swaps(a)       Swaps           Caps
                                        -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1995            $   3,221           1,775             43             10            225

Additions                                     790             -0-            -0-            -0-            -0-
Maturities                                 (1,545)            (68)           (43)           -0-           (205)
Terminations                                  -0-             -0-            -0-            -0-            -0-
Forward starting becoming effective           -0-             -0-            -0-            -0-            -0-
Other                                         -0-             -0-            -0-            -0-            -0-
                                      ------------   -------------  -------------   ------------   -----------
Balance June 30, 1996                  $    2,466    $      1,707   $        -0-    $        10    $        20
                                      ============   =============  =============   ============   ===========

(a)  Receives based upon one index, pays based upon another index.

         The range of floating interest rates received on swap contracts in the first six months of 1996 was 5.14% to 6.02%, and the range of floating interest rates paid on swap contracts was 4.82% to 6.06%. The range of fixed interest rates received on swap contracts in the first six months of 1996 was 4.61% to 9.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

         In the second quarter of 1996, interest on loans was higher than in the comparable 1995 period by $15 million or 2.9%. The increase in the second quarter of 1996 was due to a $712 million increase in the average portfolio balance and a 4 basis point increase in the average portfolio yield. For the first half of 1996, interest on loans was higher than the comparable 1995 period by $66 million or 6.5%. The increase was due to a $715 million increase in the average portfolio balance and a 29 basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the second quarter of 1996, interest on mortgage-backed securities was higher than in the comparable 1995 period by $22 million or 57.8%. The 1996 increase was due primarily to a $1.3 billion increase in the average portfolio balance, which was partially offset by a 40 basis point decrease in the average portfolio yield. For the first half of 1996, interest on mortgage-backed securities was higher than in the comparable 1995 period by $58 million or 91.4% due to a $1.7 billion increase in the average portfolio which was partially offset by a 48 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse that began in 1995, as discussed on page 11.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1996, interest and dividends on investments were $11 million or 28.1% lower than for the same period in 1995. The decrease was primarily due to a 38 basis point decrease in the average portfolio yield and a $744 million decrease in the average portfolio balance. For the first half of 1996, interest and dividends on investments was $11 million or 14.7% lower than for the same period in 1995. The decrease was primarily due to a $543 million decrease in the average portfolio balance and a 20 basis point decrease in the average portfolio yield. The decrease during the first half of 1996 was partially offset by $4.3 million of interest income received on an income tax refund in 1996.

         INTEREST ON CUSTOMER DEPOSITS

         In the second quarter of 1996, interest on customer deposits decreased by $12 million or 4.4% from the comparable period in 1995. In the first half of 1996, interest on customer deposits increased by $17 million or 3.5% from the comparable period of 1995. The second quarter decrease was due to a $384 million increase in the average deposit balance which was offset by a 32 basis point decrease in the average cost of deposits. The six month increase was primarily due to a $796 million increase in the average balance of deposits which was offset by a 5 basis point decrease in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the second quarter and first half of 1996, interest on advances and other borrowings increased by $2 million or 1.1% and $18 million or 5.9%, respectively, from the comparable periods of 1995. The second quarter increase was primarily due to a $728 million increase in the average balance, which was partially offset by a 40 basis point decrease in the average cost of these borrowings. The six month increase was primarily due to a $862 million increase in the average balance which was offset by a 24 basis point decrease in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $17.2 million and $35.8 million, respectively, for the three and six months ended June 30, 1996, compared to $14.7 million and $29.4 million for the same periods in 1995. The higher provision in 1996 reflects the increase in non-accrual loans, primarily in California.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the second quarter and first half of 1996, general and administrative expenses (G&A) increased by $2.3 million or 3.0% and $4.7 million or 3.0%, respectively, from the comparable periods in 1995. The primary reasons for the increases in 1996 were growth in savings offices and general inflation. G&A as a percentage of average assets on an annualized basis was 0.91% and 0.92% for the second quarter and first half of 1995, respectively, compared to 0.92% and 0.94% for the same periods in 1995.

         DEPOSIT INSURANCE

         Legislation to capitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF) was not signed into law even though it passed both houses of Congress in 1995. The legislation would have required an assessment of all SAIF-insured institutions of approximately 80 basis points on their March 31, 1995, customer deposit balances. It is not clear when the disparity between SAIF and BIF will be resolved; therefore, the exact impact on the Company of that resolution is unknown at this time.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings were 39.5% for the second quarter and first six months of 1996 compared to 39.0% and 38.9% for the same periods a year ago.

         LIQUIDITY AND CAPITAL RESOURCES

         World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its parent, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at June 30, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 11.

         WFSB's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; investments and borrowings from its parent; and debt collateralized by mortgages or securities. In addition, WFSB other alternatives available to provide liquidity or finance operations including sales of loans. For a discussion of WFSB's liquidity positions at June 30, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 11.

         The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 22), and general and administrative expenses. At June 30, 1996 and 1995, and December 31, 1995, Golden West's total cash and investments amounted to $799 million (including a $600 million short-term loan to World), $984 million, and $719 million, respectively.

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

                                 GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 13, 1996          /s/ J. L. Helvey
                                 -----------------------------------------------
                                 J. L. Helvey
                                 Group Senior Vice President
                                 (duly authorized and principal financial
                                 officer)

                                                   EXHIBIT 11

                                       Golden West Financial Corporation
                                 Statement of Computation of Earnings Per Share
                                (Dollars in thousands except per share amounts)


                                                     Three Months Ended                 Six Months Ended
                                                          June 30                           June 30
                                               -------------------------------   -----------------------------
                                                    1996             1995             1996             1995
                                               ------------     -----------      -----------      ------------
Line 1:
  Average Number of Common
     Shares Outstanding                          58,283,423      58,643,735       58,536,031        58,615,270
                                               ============    ============     ============      ============


Line 2:
  Net Earnings                                  $    76,504    $     53,561    $     152,016    $      104,494
                                               ============    ============     ============     =============


Line 3:
  Earnings Per Common Share
     (Line 2 divided by Line 1)                $       1.32    $        .91    $        2.60    $         1.78
                                               ============    ============     ============     =============
