Form 10-Q
period 1996-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1996-11-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended September 30, 1996              Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


               Delaware                                 95-2080059
-----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                         94612
------------------------------------------              -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (510) 446-3420
                                                        -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
    ----------      -----------

         The number of shares outstanding of the registrant's common stock on October 31, 1996, was 57,337,009 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results for the full year.

                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                      September 30  September 30    December 31
                                                                          1996          1995           1995
                                                                      -------------  ------------  -------------
Assets:
  Cash                                                                $    130,467    $  173,994     $  218,695
  Securities available for sale at fair value                              650,927     1,249,736        901,856
  Other investments at cost                                              1,350,002       818,730      1,190,160
  Mortgage-backed securities available for sale without recourse at
     fair value                                                            237,176       298,221        282,881
  Mortgage-backed securities available for sale with recourse at
     fair value                                                            220,612           -0-            -0-
  Mortgage-backed securities held to maturity without recourse at
     cost                                                                  814,619       917,005        893,774
  Mortgage-backed securities held to maturity with recourse at cost      2,039,227     1,969,697      2,232,686
  Loans receivable                                                      30,278,267    27,951,161     28,181,353
  Interest earned but uncollected                                          218,366       234,442        225,395
  Investment in capital stock of Federal Home Loan Banks--at cost
     which approximates fair value                                         480,468       346,356        350,955
  Real estate held for sale or investment                                   83,074        71,426         76,187
  Prepaid expenses and other assets                                        297,917       225,899        222,015
  Premises and equipment--at cost less accumulated depreciation            210,301       202,674        203,637
  Goodwill arising from acquisitions                                           -0-       138,931        138,562
                                                                      ------------   -----------    -----------
                                                                      $ 37,011,423   $34,598,272    $35,118,156
                                                                      ============   ===========    ===========
Liabilities and Stockholders' Equity:
  Customer deposits                                                   $ 21,584,365   $20,559,933    $20,847,910
  Advances from Federal Home Loan Banks                                  8,159,240     5,976,515      6,447,201
  Securities sold under agreements to repurchase                         2,227,481     1,865,172      1,817,943
  Medium-term notes                                                        689,755     1,864,229      1,597,507
  Accounts payable and accrued expenses                                    593,594       462,041        450,814
  Taxes on income                                                          163,252       352,232        356,036
  Subordinated notes--net of discount                                    1,323,592     1,321,989      1,322,392
  Stockholders' equity                                                   2,270,144     2,196,161      2,278,353
                                                                      ------------   -----------    -----------
                                                                      $ 37,011,423   $34,598,272    $35,118,156
                                                                      ============   ===========    ===========

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30                       September 30
                                                  ------------------------------     -----------------------------
                                                     1996              1995             1996              1995
                                                  -----------      ------------      ------------     ------------
Interest Income:
    Interest on loans                             $   554,245      $    540,154      $ 1,637,733       $ 1,557,366
    Interest on mortgage-backed securities             59,882            54,007          181,416           117,511
    Interest and dividends on investments              32,460            37,611           96,723           112,935
                                                  -----------      ------------      -----------      ------------
                                                      646,587           631,772        1,915,872         1,787,812
Interest Expense:
    Interest on customer deposits                     264,445           274,000          787,727           779,795
    Interest on advances                              107,803            87,681          289,476           280,087
    Interest on repurchase agreements                  31,054            25,565           93,408            41,169
    Interest on other borrowings                       38,338            57,093          124,152           160,596
                                                  -----------      ------------      -----------      ------------
                                                      441,640           444,339        1,294,763         1,261,647
                                                  -----------      ------------      -----------      -------------
      Net Interest Income                             204,947           187,433          621,109           526,165
Provision for loan losses                              23,498            14,622           59,256            44,052
                                                  -----------      ------------      -----------      ------------
      Net Interest Income after Provision
        for Loan Losses                               181,449           172,811          561,853           482,113
Non-Interest Income:
    Fees                                                9,504             7,690           27,872            20,399
    Gain (loss) on the sale of securities,
        MBS and loans                                   1,952              (366)           9,783              (344)
    Other                                               6,220             3,152           18,371            10,660
                                                  -----------      ------------      -----------      ------------
                                                       17,676            10,476           56,026            30,715
Non-Interest Expense:
    General and administrative:
        Personnel                                      40,146            37,692          119,273           111,909
        Occupancy                                      12,702            12,431           37,267            36,406
        Deposit insurance                             140,949            11,602          162,298            33,162
        Advertising                                     1,954             2,166            6,711             7,620
        Other                                          15,531            14,596           46,993            45,918
                                                  -----------      ------------      -----------      ------------
                                                      211,282            78,487          372,542           235,015
    Amortization of goodwill arising
        from acquisitions                                 -0-               527              -0-             2,393
                                                  -----------      ------------      -----------      ------------
                                                      211,282            79,014          372,542           237,408
                                                  -----------      ------------      -----------      ------------
Earnings (Loss) Before Taxes on Income and
    Cumulative Effect of Change in Accounting         (12,157)         104,273           245,337           275,420
    Taxes on Income                                  (147,942)          40,892           (48,626)          107,545
                                                  -----------      ------------      -----------      ------------
Income Before Cumulative Effect of Change in
    Accounting for Goodwill                           135,785            63,381          293,963           167,875
Cumulative Effect of Change in Accounting
    for Goodwill                                          -0-               -0-         (205,242)              -0-
                                                  -----------      ------------      -----------      ------------
Net Earnings                                      $   135,785      $     63,381      $    88,721      $    167,875
                                                  ===========      ============      ===========      ============

Earnings Per Share:
Earnings Per Share Before Cumulative Effect of
    Change in Accounting for Goodwill             $      2.32      $       1.08      $      5.01      $       2.86
Cumulative Effect of Change in Accounting
    for Goodwill                                         0.00              0.00            (3.49)             0.00
                                                  ------------     ------------      -----------      ------------
Net Earnings Per Share                            $      2.32      $       1.08      $      1.52      $       2.86
                                                  ============     ============      ===========      ============

                                       Golden West Financial Corporation
                                      Consolidated Statement of Cash Flows
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30                  September 30
                                                             ---------------------------   ----------------------------
                                                                1996           1995           1996            1995
                                                             ------------   ------------   ------------   -------------
Cash Flows From Operating Activities:
  Net earnings                                               $   135,785    $    63,381    $    88,721    $    167,875
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Provision for loan losses                                     23,498         14,622         59,256          44,052
    Cumulative effect of the change in accounting for goodwill       -0-            -0-        205,242             -0-
    Amortization of loan fees and discounts                       (5,412)        (5,493)       (18,093)        (15,052)
    Depreciation and amortization                                  4,884          5,214         14,512          16,402
    Loans originated for sale                                    (72,354)       (33,002)      (407,606)        (43,488)
    Sales of loans originated for sale                            73,715         14,435        408,594          23,982
    Decrease (increase) in interest earned but uncollected         6,198         13,894          7,029         (31,986)
    Federal Home Loan Bank stock dividends                        (6,217)        (4,659)       (20,701)        (16,779)
    Decrease (increase) in prepaid expenses and other assets       7,684         13,174       (136,688)        (15,222)
    Increase in accounts payable and accrued expenses             80,576         26,653        142,780          18,348
    Increase (decrease) in taxes on income                      (197,773)        (4,203)      (198,759)         27,772
    Other, net                                                    (4,672)        (8,405)       (11,987)        (24,852)
                                                             -----------    -----------    -----------    ------------
      Net cash provided by operating activities                   45,912         95,611        132,300         151,052

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (2,034,022)    (1,342,404)   (4,791,836)      (4,535,012)
    Real estate loans purchased                                   (1,934)          (478)       (4,009)         (29,923)
    Other, net                                                    (9,559)        (4,117)      (15,074)         (60,925)
                                                             -----------    -----------    ----------     ------------
                                                              (2,045,515)    (1,346,999)   (4,810,919)      (4,625,860)
  Real estate loan principal payments:
    Monthly payments                                             161,679        121,752        451,541         384,311
    Payoffs, net of foreclosures                                 528,889        491,202      1,651,319       1,085,577
    Refinances                                                    62,114         50,693        202,411         126,532
                                                             -----------    -----------    -----------    ------------
                                                                 752,682        663,647      2,305,271       1,596,420

  Purchases of mortgage-backed securities available for sale         -0-            -0-            -0-          (6,254)
  Purchases of mortgage-backed securities held to maturity            (4)       (97,840)        (1,522)        (99,020)
  Sales of mortgage-backed securities available for sale             -0-            -0-            -0-           6,396
  Repayments of mortgage-backed securities                       100,527         63,708        320,465         121,298
  Proceeds from sales of real estate                              50,371         49,743        148,349         151,002
  Purchases of securities available for sale                    (344,476)    (1,155,102)      (674,721)     (2,627,287)
  Sales of securities available for sale                             -0-         80,015         81,133         190,625
  Maturities of securities available for sale                    207,393      1,271,065        862,264       2,750,529
  Decrease (increase) in other investments                      (139,862)       166,440       (159,842)       (284,130)
  Purchases of Federal Home Loan Bank stock                     (115,256)           -0-       (152,355)        (13,486)
  Redemptions of Federal Home Loan Bank stock                     37,649            -0-         37,649          12,650
  Additions to premises and equipment                             (7,216)        (6,358)       (21,722)        (18,232)
                                                             -----------    -----------    -----------    ------------
    Net cash used in investing activities                     (1,503,707)      (311,681)    (2,065,950)     (2,845,349)

                                       Golden West Financial Corporation
                                Consolidated Statement of Cash Flows (Continued)
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30
                                                             ---------------------------   ---------------------------
                                                                1996           1995           1996            1995
                                                             ------------   ------------   ------------   ------------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase (decrease) in deposits, net                      $  324,260     $  (399,563)   $     92,604    $    713,689
    Interest credited                                            219,507         221,341         643,851         626,855
                                                             -----------     -----------     -----------    ------------
                                                                 543,767        (178,222)        736,455       1,340,544

  Additions to Federal Home Loan Bank advances                 1,117,600          25,800       1,881,050         575,890
  Repayments of Federal Home Loan Bank advances                 (134,025)       (307,551)       (169,302)     (1,088,118)
  Proceeds from agreements to repurchase securities            1,974,262       1,429,200       3,989,933       2,894,195
  Repayments of agreements to repurchase securities           (2,064,039)       (735,714)     (3,580,395)     (1,630,844)
  Proceeds from medium-term notes                                    -0-             -0-             -0-         699,360
  Repayments of medium-term notes                                    -0-             -0-        (908,135)            -0-
  Proceeds from federal funds purchased                              -0-             -0-       1,250,000             -0-
  Repayments of federal funds purchased                              -0-             -0-      (1,250,000)       (250,000)
  Proceeds from subordinated debt                                    -0-             -0-             -0-          99,283
  Dividends on common stock                                       (5,496)         (4,990)        (16,591)        (14,955)
  Sale of  stock                                                   1,665             382           6,110           3,365
  Purchase and retirement of Company stock                       (35,196)         (2,224)        (93,703)         (2,870)
                                                             -----------     -----------    ------------    ------------
    Net cash provided by financing activities                  1,398,538         226,681       1,845,422       2,625,850
                                                             -----------     -----------    ------------    ------------
Net Increase (Decrease) in Cash                                  (59,257)         10,611         (88,228)        (68,447)
Cash at beginning of period                                      189,724         163,383         218,695         242,441
                                                             -----------    ------------    ----------- -   ------------
Cash at end of period                                        $   130,467    $    173,994    $    130,467    $    173,994
                                                             ===========    ============    ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   476,400    $    431,106    $  1,342,224    $  1,234,984
    Income taxes                                                  49,832          45,716         155,410          81,768
  Cash received for interest and dividends                       652,785         645,666       1,922,901       1,755,826
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   64,061          56,287         163,050         162,507
    Loans securitized into MBS with recourse                         -0-         637,122         226,210       2,010,272

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                --------------------------
                                                                                   1996           1995
                                                                                -----------    -----------
          Common Stock:
            Balance at January 1                                                $    5,887      $   5,859
            Common stock issued upon exercise of stock options                          25             14
            Common stock retired upon purchase of stock                               (174)            (7)
                                                                               -----------     ----------
            Balance at September 30                                                  5,738          5,866
                                                                               -----------     ----------

          Paid-in Capital:
            Balance at January 1                                                    55,353         45,689
            Common stock issued upon exercise of stock options                       6,085          3,351
                                                                               ------------    ----------
            Balance at September 30                                                 61,438         49,040
                                                                               ------------    ----------
          Retained Earnings:
            Balance at January 1                                                 2,140,883      1,929,740
            Net earnings                                                            88,721        167,875
            Cash dividends on common stock                                         (16,591)       (14,955)
            Retirement of stock                                                    (93,529)        (2,863)
                                                                               -----------     ----------
            Balance at September 30                                              2,119,484      2,079,797
                                                                               -----------     ----------
          Unrealized Gains on Securities Available for Sale:
            Balance at January 1                                                    76,230         18,986
            Change during period                                                     7,254         42,472
                                                                               -----------     ----------
            Balance at September 30                                                 83,484         61,458
                                                                               -----------     ----------
          Total Stockholders' Equity at September 30                            $2,270,144     $2,196,161
                                                                               ===========     ==========


  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1995, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 1996, and 1995, respectively.

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

         ACCOUNTING CHANGE

     In the third quarter and effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. SFAS 72 requires, among other things, that goodwill resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. As a result, the Company wrote-off goodwill totaling $205.2 million as the cumulative effect of the change in accounting for goodwill.

     The adoption resulted in the restatement of earnings previously reported of $75.5 million, or $1.28 per share, in the first quarter of 1996 to a loss of $126.6 million, or $2.15 per share. Earnings for the second quarter of 1996 have been restated from $76.5 million, or $1.32 per share to $79.6 million, or $1.35 per share. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982, in accordance with SFAS 72. Prior to the adoption of SFAS 72, the goodwill amortization expense for goodwill relating to acquisitions prior to September 30, 1982 was $3.1 million per quarter.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       September 30    September 30       December 31
                                                           1996            1995              1995
                                                       -------------   ------------      -------------
   Assets                                              $ 37,011,423    $ 34,598,272      $ 35,118,156
   Loans receivable                                      30,278,267      27,951,161        28,181,353
   Mortgage-backed securities                             3,311,634       3,184,923         3,409,341
   Customer deposits                                     21,584,365      20,559,933        20,847,910
   Stockholders' equity                                   2,270,144       2,196,161         2,278,353
   Stockholders' equity/total assets                          6.13%           6.35%             6.49%
   Book value per common share                         $      39.57     $     37.44       $     38.70
   Common shares outstanding                             57,375,909      58,663,619        58,871,409
   Yield on loan portfolio                                    7.42%           7.70%             7.69%
   Yield on mortgage-backed securities                        7.18%           7.49%             7.41%
   Yield on investments                                       6.06%           6.05%             5.96%
   Yield on earning assets                                    7.32%           7.58%             7.56%
   Cost of deposits                                           4.95%           5.22%             5.15%
   Cost of borrowings                                         5.85%           6.22%             6.15%
   Cost of funds                                              5.28%           5.57%             5.50%
   Yield on earning assets less cost of funds                 2.04%           2.01%             2.06%
   Ratio of nonperforming assets to total assets              1.20%           1.08%             1.11%
   Ratio of troubled debt restructured to total assets         .16%            .16%              .13%
   World Savings and Loan Association:
     Total assets                                      $ 23,883,202     $32,668,619      $ 30,354,740
     Net worth                                            1,623,564       2,314,532         2,128,329
     Net worth/total assets                                   6.80%           7.08%             7.01%
     Regulatory capital ratios:
       Tangible capital                                       6.47%           6.54%             6.38%
       Core capital                                           6.47%           6.54%             6.38%
       Risk-based capital                                    14.19%          13.61%            13.40%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $ 12,830,891     $ 1,090,619       $ 4,017,491
     Net worth                                              880,253         215,614           566,851
     Net worth/total assets                                   6.86%          19.77%            14.11%
     Regulatory capital ratios:
       Tangible capital                                       6.83%          19.44%            14.01%
       Core capital                                           6.83%          19.44%            14.01%
       Risk-based capital                                    12.68%          35.14%            26.55%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
                                                         --------------------------   ---------------------------
                                                            1996          1995           1996           1995
                                                         -----------   ------------   ------------   ------------
   New real estate loans originated                      $2,106,376    $ 1,375,406    $ 5,199,442     $4,578,500
   Average yield on new real estate loans                     7.54%          7.84%          7.61%          7.49%
   Increase (decrease) in customer deposits              $  543,767    $  (178,222)   $   736,455     $1,340,544
   Earnings excluding 1996 nonrecurring items (a)            71,125         63,381        223,141        167,875
   Earnings before cumulative effect of change in
     accounting for goodwill                                135,785         63,381        293,963        167,875
   Net earnings                                             135,785         63,381         88,721        167,875
   Earnings per share excluding 1996 nonrecurring items (a)    1.23           1.08           3.83           2.86
   Earnings per share before cumulative effect
     of change in accounting for goodwill                      2.32           1.08           5.01           2.86
   Net earnings per share                                      2.32           1.08           1.52           2.86
   Cash dividends on common stock                              .095           .085           .285           .255
   Average common shares outstanding                     57,584,306     58,681,021     58,216,474     58,637,427
   Ratios:(b)
     Net earnings/average net worth (ROE)(c)                 24.71%         11.71%          5.45%         10.65%
     Net earnings/average assets (ROA)(c)                     1.50%           .74%           .33%           .67%
     Net interest income/average assets                       2.27%          2.18%          2.34%          2.09%
     General and administrative expense/average assets
       (G&A to Average Assets)(c)                             2.34%           .91%          1.40%           .93%


(a) Excludes the third quarter 1996 SAIF assessment of $132.6 million (pre-tax) and the special tax credit of $139.5 million. Also excluded is the $205.2 million cumulative effect of the change in accounting for goodwill, which was effective January 1, 1996.
(b) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and the nine month period and dividing by four and ten, respectively.
(c) The ratios for the quarter ended September 30, 1996, excluding the three 1996 nonrecurring items in footnote (a) above are: ROE 11.95%, ROA .78% and G&A to Average Assets .87%. The same ratios for the nine months ended September 30, 1996, are: ROE 12.69%, ROA .84% and G&A to Average Assets .90%.

         FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1996 and 1995, and December 31, 1995. The reader is referred to page 48 of the Company's 1995 Form 10-K for similar information for the years 1992 through 1995 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                                    TABLE 1

                                      Consolidated Condensed Balance Sheet
                                              In Percentage Terms

                                                              September 30
                                                           ------------------     December 31
                                                            1996        1995         1995
                                                           -------     ------    -------------
       Assets:
          Cash and investments                               5.8%        6.5%         6.6%
          Mortgage-backed securities                         8.9         9.2          9.7
          Loans receivable                                  81.8        80.8         80.2
          Other assets                                       3.5         3.5          3.5
                                                           -----       -----        -----
                                                           100.0%      100.0%       100.0%
                                                           =====       =====        =====

       Liabilities and Stockholders' Equity:
          Customer deposits                                 58.3%       59.4%        59.4%
          Federal Home Loan Bank advances                   22.0        17.3         18.4
          Securities sold under agreements to repurchase     6.0         5.4          5.2
          Medium-term notes                                  1.9         5.4          4.5
          Other liabilities                                  2.1         2.4          2.2
          Subordinated debt                                  3.6         3.8          3.8
          Stockholders' equity                               6.1         6.3          6.5
                                                           -----       -----        -----
                                                           100.0%      100.0%       100.0%
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

     The gap table on the following page shows that, as of September 30, 1996, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 1996
                              (Dollars in millions)
                                                            Projected Repricing(a)
                                     -------------------------------------------------------------------
                                         0 - 3         4 - 12         1 - 5         Over 5
                                         Months        Months         Years         Years        Total
                                     -----------   ------------   -----------   -----------   ----------
Interest-Earning Assets:
  Investments                        $   1,656     $     10       $    333      $      2      $   2,001
  Mortgage-backed securities             2,354           93            358           507          3,312
  Loans receivable:
    Rate-sensitive                      25,280        1,815            113           -0-         27,208
    Fixed-rate                              75          236            985         1,499          2,795
  Other(b)                                 573          -0-            -0-           -0-            573
  Impact of interest rate swaps            629            8             24          (661)           -0-
                                     ---------     --------        -------      --------       --------
Total                                $  30,567     $  2,162        $ 1,813      $  1,347       $ 35,889
                                     =========     ========        =======      ========       ========
Interest-Bearing Liabilities(c):
  Customer deposits                  $   8,095     $ 10,552        $ 2,880      $     57       $ 21,584
  FHLB advances                          7,158          440            340           221          8,159
  Other borrowings                       2,711          315            619           596          4,241
  Impact of interest rate swaps          2,219       (1,065)        (1,141)          (13)           -0-
                                     ---------     --------        -------      --------       --------
  Total                              $  20,183     $ 10,242        $ 2,698      $    861       $ 33,984
                                     =========     ========        =======      ========       ========
  Repricing gap                      $  10,384     $ (8,080)       $  (885)     $    486
                                     =========     ========        =======      ========
  Cumulative gap                     $  10,384     $  2,304        $ 1,419         1,905
                                     =========     ========        =======     =========
 Cumulative gap as a percentage of
      total assets                       28.1%         6.2%           3.8%
                                     =========     ========        =======

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)    Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, a Federal Savings Bank (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended September 30, 1996 and 1995, and December 31, 1995, World's average regulatory liquidity ratios were 7%, 6%, and 8%, respectively, consistently exceeding the requirement. For the months ended September 30, 1996, and December 31, 1995, WFSB's average regulatory liquidity ratios were 6% and 6%, respectively, consistently exceeding the requirement. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs.

     At September 30, 1996 and 1995, and December 31, 1995, the Company had securities available for sale in the amount of $651 million, $1.2 billion, and $902 million, respectively, including net unrealized gains on securities available for sale of $132 million, $89 million, and $117 million, respectively. At September 30, 1996 and 1995, and December 31, 1995, the Company had no securities held to maturity or for trading.

     Included in the securities available for sale at September 30, 1996 and 1995, and December 31, 1995, were collateralized mortgage obligations (CMOs) in the amount of $216 million, $484 million, and $408 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At September 30, 1996, the majority of the Company's CMOs were fixed-rate instruments with remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

     At September 30, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $2.9 billion, $2.9 billion, and $3.1 billion, respectively, including $2.0 billion of Federal National Mortgage Association (FNMA) MBS subject to full credit recourse at September 30, 1996. At September 30, 1996 and 1995, and December 31, 1995, the Company had mortgage-backed securities available for sale in the amount of $458 million, $298 million, and $283 million, respectively, including net unrealized gains on MBS available for sale of $11 million, $16 million, and $14 million, respectively, and including $221 million of FNMA MBS subject to full credit recourse at September 30, 1996. At September 30, 1996 and 1995, and December 31, 1995, the Company had no trading MBS.

     In June 1996, the Company securitized $226 million of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. These MBS are classified as available for sale. During 1995, the Company securitized $2.3 billion of ARMs into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity. Both the FNMA COFI-indexed MBS available for sale and the FNMA COFI-indexed MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

     Repayments of MBS during the third quarter and first nine months of 1996 were $101 million and $320 million, respectively, compared to $64 million and $121 million in the same periods of 1995. The increase in repayments on MBS during the first nine months of 1996 as compared to the first nine months of 1995 was primarily due to the increase in MBS that resulted from the securitization of ARM loans into FNMA MBS and an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

                  LOAN VOLUME

     New loan originations for the three months ended September 30, 1996, amounted to $2.1 billion, the largest single quarter in the Company's history, compared to $1.4 billion for the same period in 1995. New loan originations for the nine months ended September 30, 1996, amounted to $5.2 billion, compared to $4.6 billion for the same period in 1995. The increase in loan volume in 1996 occurred because rates on new fixed-rate mortgages have generally remained above the 8% level during 1996, while the starting rates on ARMs, the Company's principal product, remained low and more affordable. The Company continues to sell most of its fixed-rate originations. Loans originated for sale for the three and nine months ended September 30, 1996 were $72 million and $408 million, respectively, compared to $33 million and $43 million for the same periods in 1995. Although interest rates increased during the second quarter of 1996, interest rates on fixed-rate loans in the first nine months of 1996 have generally been at levels below the same periods of 1995, helping to cause an increase in activity in fixed-rate loans during 1996. Refinanced loans constituted 29% and 35% of new loan originations for the three and nine months ended September 30, 1996, compared to 31% and 30% for the three and nine months ended September 30, 1995.

     The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 1996, 49% and 51%, respectively, of total loan originations were on residential properties in
California compared to 53% for the same periods in 1995. The five largest states, other than California, for originations for the three and nine months ended September 30, 1996, were Texas, Florida, Illinois, Colorado, and New Jersey with a combined total of 29% and 28%, respectively, of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 70% at September 30, 1996 compared to 74% at September 30, 1995, and 73% at December 31, 1995.

     The tables on the following two pages show the Company's loan portfolio by state at September 30, 1996 and 1995.


                                     TABLE 3

                             Loan Portfolio by State
                               September 30, 1996
                             (Dollars in thousands)

                         Residential
                         Real Estate                           Commercial                    Loans as
                   -------------------------                     Real           Total         a % of
    State            1 - 4           5+          Land           Estate         Loans (a)     Portfolio
---------------   ------------   -----------   ----------   ---------------   ------------   -----------
California        $19,615,787    $3,369,019    $     259    $    65,584      $23,050,649      $ 70.35%
Colorado              931,879       233,318          -0-          7,404        1,172,601        3.58
Illinois              985,939       182,522          -0-          1,857        1,170,318        3.57
Texas               1,052,319       106,486          579          1,602        1,160,986        3.54
New Jersey            992,647           409          -0-          7,155        1,000,211        3.05
Florida               917,033        17,829          143            976          935,981        2.86
Washington            397,289       341,335          -0-            765          739,389        2.26
Arizona               569,451        51,943          -0-          1,689          623,083        1.90
Virginia              474,620         7,884          -0-          1,498          484,002        1.48
Pennsylvania          452,421         4,273          -0-          3,780          460,474        1.41
Connecticut           379,277           -0-          -0-             24          379,301        1.16
Maryland              310,800         1,396          -0-            561          312,757        0.95
Oregon                199,410        11,031          -0-          2,778          213,219        0.65
Nevada                173,693         1,148          -0-            -0-          174,841        0.53
Kansas                140,487         4,951          -0-            198          145,636        0.44
Utah                  134,296            61          -0-          1,841          136,198        0.42
Minnesota             118,120         5,135          -0-            -0-          123,255        0.38
Wisconsin              87,158         4,183          -0-            -0-           91,341        0.28
Missouri               68,924         6,697          -0-            -0-           75,621        0.23
Massachusetts          52,479           -0-          -0-             20           52,499        0.16
New York               50,257           -0-          -0-             18           50,275        0.15
Washington, DC         39,633           -0-          -0-            -0-           39,633        0.12
Georgia                37,223           -0-          -0-          1,864           39,087        0.12
New Mexico             31,705           -0-          -0-            -0-           31,705        0.10
Ohio                   18,743         2,322          283          4,477           25,825        0.08
Idaho                  23,298           -0-          -0-            -0-           23,298        0.07
Delaware               20,944           -0-          -0-            -0-           20,944        0.06
North Carolina          8,067           254          -0-            511            8,832        0.03
South Dakota            4,838           -0-          -0-            -0-            4,838        0.01
Other                  12,874            18          -0-          4,698           17,590        0.06
                  -----------    ----------    ---------    -----------      -----------    --------
  Totals          $28,301,611    $4,352,214    $   1,264    $   109,300       32,764,389      100.00%
                  ===========    ==========    =========    ===========                     ========

SFAS 91 deferred loan fees                                                       (63,634)
Loan discount on purchased loans                                                  (5,436)
Undisbursed loan funds                                                            (4,913)
Allowance for loan losses                                                       (178,354)
Loans to facilitate (LTF) interest reserve                                          (532)
Troubled debt restructured (TDR) interest reserve                                 (5,237)
Loans on customer deposits                                                        31,823
                                                                             -----------
  Total loan portfolio and loans securitized into FNMA MBS with recourse      32,538,106
Loans securitized into FNMA MBS with recourse                                 (2,259,839)(b)
                                                                             -----------
  Total loan portfolio                                                       $30,278,267
                                                                             ===========

(a)    The Company has no commercial loans.
(b) Loans amounting to $2.6 billion were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities during 1995 and 1996. The September 30, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                                    TABLE 4

                                            Loan Portfolio by State
                                               September 30, 1995
                                             (Dollars in thousands)


                         Residential
                         Real Estate                       Commercial                                     Loans as
                  --------------------------                  Real                         Total          a % of
    State            1 - 4           5+         Land         Estate     Construction     Loans (a)      Portfolio
---------------   ------------   -----------   -------    ------------- -------------   ------------   -------------
California        $18,869,206    $3,337,180    $   277    $   74,020     $    -0-       $22,280,683        73.98%
Colorado              818,258       207,409        -0-         7,841          -0-         1,033,508         3.43
Illinois              800,456       177,024        -0-         2,586          -0-           980,066         3.25
Texas                 780,265        68,344        593         1,702          -0-           850,904         2.83
New Jersey            836,725           -0-        -0-         8,440        2,214           847,379         2.81
Florida               654,941           -0-        247         1,424          -0-           656,612         2.18
Washington            347,367       299,209        -0-           796          -0-           647,372         2.15
Virginia              406,260           604        -0-         1,623          -0-           408,487         1.36
Arizona               353,127        40,271        -0-         1,745          -0-           395,143         1.31
Pennsylvania          369,861           -0-        -0-         4,347          -0-           374,208         1.24
Connecticut           302,964           -0-        -0-           -0-          -0-           302,964         1.01
Maryland              267,044           -0-        -0-           610          -0-           267,654         0.89
Oregon                173,120        10,618        -0-         3,789          -0-           187,527         0.62
Nevada                155,791         1,250        -0-           -0-          -0-           157,041         0.52
Kansas                128,558         5,193        -0-           215          -0-           133,966         0.44
Utah                   86,049            66        -0-         2,035          -0-            88,150         0.29
Missouri               65,305         7,138        -0-            77          -0-            72,520         0.24
Minnesota              70,001           -0-        -0-           -0-          -0-            70,001         0.23
Wisconsin              50,876         4,218        -0-           -0-          -0-            55,094         0.18
New York               54,494           -0-        -0-           -0-          -0-            54,494         0.18
Georgia                44,914           -0-        -0-         1,974          -0-            46,888         0.16
Washington, DC         34,591           -0-        -0-           -0-          -0-            34,591         0.11
Ohio                   25,677         2,839        438         5,383          -0-            34,337         0.11
New Mexico             23,325           -0-        -0-           -0-          -0-            23,325         0.08
Delaware               17,862           -0-        -0-           -0-          -0-            17,862         0.06
Idaho                  13,626           -0-        -0-           -0-          -0-            13,626         0.05
North Carolina          9,060           351        -0-         3,026          -0-            12,437         0.04
Other                  57,270        10,893        -0-         4,974          -0-            73,137         0.25
                  -----------    ----------     ------      --------      -------        ----------       ------
  Totals          $25,816,993    $4,172,607     $1,555      $126,607      $ 2,214        30,119,976       100.00%
                  ===========    ==========     ======      ========      =======                         ======

SFAS 91 deferred loan fees                                                                  (80,366)
Loan discount on purchased loans                                                             (6,770)
Undisbursed loan funds                                                                       (3,623)
Allowance for loan losses                                                                  (137,377)
LTF interest reserve                                                                           (512)
TDR  interest reserve                                                                        (5,244)
Loans on customer deposits                                                                   34,774
                                                                                       ------------
     Total loan portfolio and loans  securitized  into FNMA MBS with recourse            29,920,858
Loans securitized into FNMA MBS with recourse                                            (1,969,697)(b)
                                                                                        -----------
     Total loan portfolio                                                               $27,951,161
                                                                                        ===========

(a)    The Company has no commercial loans.
(b) Loans amounting to $2.0 billion were securitized with full recourse into FNMA mortgage-backed securities during the first nine months of 1995. The September 30, 1995 balances of these mortgage-backed securities are reflected in the amounts above.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 91% at September 30, 1996 compared to 90% at September 30, 1995, and December 31, 1995. The Company's ARM originations for the third quarter and first nine months of 1996 constituted approximately 95% and 89%, respectively, of new mortgage loans made in 1996 compared to 88% and 94% in the same periods of 1995.

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.95%, or 5.72% above the actual weighted average rate at September 30, 1996, versus 13.16%, or 5.67% above the weighted average rate at September 30, 1995.

     Approximately $5.4 billion of the Company's loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of September 30, 1996, $665 million of these ARM loans had reached their rate floors. The weighted average floor rate on these loans was 7.75% at September 30, 1996 and 7.85% at September 30, 1995. Without the floor, the average yield on these loans would have been 7.08% at September 30, 1996 and 7.54% at September 30, 1995.

     Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the three and nine months ended September 30, 1996, loan repayments were $753 million and $2.3 billion, respectively, compared to $664 million and $1.6 billion in the same periods of 1995. The increase in loan repayments was primarily due to higher mortgage payoffs and higher refinances within the portfolio as well as an increase in the portfolio balance.

         MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market should evaluate and measure impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. For the third quarter and first nine months of 1996, the Company recognized gains of $1.8 million and $8.8 million, respectively, on the sale of loans due to the capitalization of servicing rights under SFAS 122. After amortization, the balance at September 30, 1996 of the capitalized servicing rights was $7.9 million.

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

                                                    TABLE 5

                           Nonperforming Assets and Troubled Debt Restructured
                                         (Dollars in thousands)

                                                         September 30
                                                   --------------------------   December 31
                                                      1996            1995          1995
                                                   -----------   ------------   ------------
Non-accrual loans                                  $  362,817    $   301,586     $   314,086
Real estate acquired through foreclosure               81,563         70,727          75,158
Real estate in judgment                                   944            107             443
                                                   ----------    -----------     -----------
Total nonperforming assets                         $  445,324    $   372,420     $   389,687
                                                   ==========    ===========     ===========
TDRs                                               $   60,732    $    56,493     $    45,222
                                                   ==========    ===========     ===========
Ratio of NPAs to total assets                           1.20%          1.08%           1.11%
                                                   ==========    ===========     ===========
Ratio of TDRs to total assets                            .16%           .16%            .13%
                                                   ==========    ===========     ===========
Ratio of NPAs and TDRs to total assets                  1.36%          1.24%           1.24%
                                                   ==========    ===========     ===========


     The increase in NPAs during 1996 reflects the continued weakness in the California housing market and increased bankruptcies nationwide. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $5 million and $15 million in the third quarter and first nine months of 1996 compared to $5 million and $14 million for the same periods of 1995. Interest foregone on TDRs amounted to $432 thousand and $1.2 million for the three and nine months ended September 30, 1996, compared to $482 thousand and $1.5 million for the three and nine months ended September 30, 1995.

     The tables on the following two pages show the Company's nonperforming assets by state at September 30, 1996 and 1995.

                                                    TABLE 6

                                         Nonperforming Assets by State
                                               September 30, 1996
                                             (Dollars in thousands)


                    Non-Accrual Loans (a)                          Real Estate Owned
              -----------------------------------     --------------------------------------------
                   Residential        Commercial                                      Commercial                  NPAs as
                   Real Estate           Real             Residential                     Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+         Land       Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------   ---------   ---------    ---------    --------
California    $291,880     $ 18,711     $   530       $63,792    $ 14,649   $    475    $  2,167     $392,204      1.70%
Colorado         1,220          119       3,092           165         -0-        -0-         -0-        4,596      0.39
Illinois         4,726          191         -0-           227         281        -0-         -0-        5,425      0.46
Texas            3,881          -0-         -0-           102         -0-        -0-         -0-        3,983      0.34
New Jersey      11,955          -0-         791         1,393         -0-        -0-         -0-       14,139      1.41
Florida          3,903          -0-         269           430         -0-        -0-         -0-        4,602      0.49
Washington       1,470          -0-         -0-           -0-         -0-        -0-         -0-        1,470      0.20
Arizona            776          -0-       1,096           -0-         -0-        -0-         -0-        1,872      0.30
Virginia         1,224          -0-         -0-           733         -0-        -0-         -0-        1,957      0.40
Pennsylvania     2,696          -0-         -0-            48         -0-        -0-         -0-        2,744      0.60
Connecticut      2,936          -0-         -0-           279         -0-        -0-         -0-        3,215      0.85
Maryland         1,596          -0-         -0-           -0-         -0-        -0-         -0-        1,596      0.51
Oregon             850          -0-         -0-           -0-         -0-        -0-         -0-          850      0.40
Nevada           1,000          -0-         -0-           -0-         -0-        -0-         -0-        1,000      0.57
Kansas             720           40         -0-           -0-         -0-        -0-         -0-          760      0.52
Utah               294          -0-         -0-           -0-         -0-        -0-         -0-          294      0.22
Minnesota          323          -0-         -0-           -0-         -0-        -0-         -0-          323      0.26
Wisconsin          -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
Missouri           849          106         -0-           -0-         -0-        -0-         -0-          955      1.26
Massachusetts      -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
New York         3,926          -0-         -0-           -0-         -0-        -0-         -0-        3,926      7.81
Washington, DC     -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
Georgia          1,443          -0-         -0-            73         -0-        -0-         -0-        1,516      3.88
New Mexico         -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
Ohio                70          -0-          58           -0-         -0-        -0-         -0-          128      0.50
Idaho              -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
Delaware           -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
North Carolina     -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
South Dakota       -0-          -0-         -0-           -0-         -0-        -0-         -0-          -0-      0.00
Other               76          -0-         -0-           -0-         -0-        -0-         -0-           76      0.43
              ---------   ----------   ---------      --------   ---------  ---------   ---------    ---------    -----
  Totals      $337,814     $ 19,167     $ 5,836       $67,242    $14,930    $    475      $2,167      447,631      1.37
              =========   ==========   =========      ========   =========  =========   =========

REO general valuation allowance                                                                        (2,307)    (0.01)
                                                                                                     --------     -----
Total nonperforming assets                                                                           $445,324      1.36%
                                                                                                     =========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $2.6 billion were securitized with full recourse into FNMA mortgage-backed securities during 1995 and 1996. The September 30, 1996 balances of the related nonperforming assets are reflected in the amounts above.

                                                    TABLE 7

                                         Nonperforming Assets by State
                                               September 30, 1995
                                             (Dollars in thousands)


                    Non-Accrual Loans (a)                     Real Estate Owned
              -----------------------------------     -----------------------------------
                   Residential        Commercial                              Commercial                 NPAs as
                   Real Estate           Real             Residential            Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+           Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------      ---------    ---------    --------
California    $251,455    $  12,691    $    413       $52,335     $12,650        $3,716     $333,260     1.50%
Colorado         1,658           64         -0-            49         -0-           -0-        1,771     0.17
Illinois         2,531        1,078         -0-           859         400           -0-        4,868     0.50
Texas            2,301          -0-         -0-           307         -0-           -0-        2,608     0.31
New Jersey      10,218          -0-           2           412         -0-           -0-       10,632     1.25
Florida          2,678          -0-          84           234         -0-           -0-        2,996     0.46
Washington         783          -0-         -0-           335         -0-           -0-        1,118     0.17
Virginia         2,044          -0-         -0-           326         -0-           -0-        2,370     0.58
Arizona          1,138          -0-         -0-           -0-         -0-           -0-        1,138     0.29
Pennsylvania     2,222          -0-         -0-           -0-         -0-           -0-        2,222     0.59
Connecticut      3,307          -0-         -0-           (90)        -0-           -0-        3,217     1.06
Maryland           405          -0-         -0-           213         -0-           -0-          618     0.23
Oregon             608          -0-         -0-           -0-         -0-           -0-          608     0.32
Nevada             557          -0-         -0-           113         -0-           -0-          670     0.43
Kansas             561           40         -0-            21         -0-           -0-          622     0.46
Utah               122          -0-         -0-           -0-         -0-           -0-          122     0.14
Missouri           407          -0-         -0-            32         -0-           -0-          439     0.61
Minnesota          -0-          -0-         -0-           -0-         -0-           -0-          -0-     0.00
Wisconsin          -0-          -0-         -0-           -0-         -0-           -0-          -0-     0.00
New York         2,929          -0-         -0-           724         -0-           -0-        3,653     6.70
Georgia          1,046          -0-         -0-           -0-         -0-           -0-        1,046     2.23
Washington, DC     -0-          -0-         -0-           -0-         -0-           -0-          -0-     0.00
Ohio               -0-          -0-          58            17         154           -0-          229     0.67
New Mexico           1          -0-         -0-           -0-         -0-           -0-            1     0.00
Delaware           -0-          -0-         -0-           -0-         -0-           -0-          -0-     0.00
Idaho              -0-          -0-         -0-           -0-         -0-           -0-          -0-     0.00
North Carolina      80          -0-         -0-           -0-         -0-           -0-           80     0.64
Other              105          -0-         -0-           -0-         -0-           -0-          105     0.14
              --------    ---------    --------       -------    --------      --------     --------     ----
   Totals     $287,156    $  13,873    $    557       $55,887    $ 13,204      $  3,716      374,393     1.24
              ========    =========    ========       =======    ========      ========

REO general valuation allowance                                                               (1,973)   (0.00)
                                                                                            --------    -----
Total nonperforming assets                                                                  $372,420     1.24%
                                                                                            ========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) Loans amounting to $2.0 billion were securitized with full recourse into FNMA mortgage-backed securities during the first nine months of 1995. The September 30, 1995 balance of the related nonperforming assets are reflected in the amounts above.

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

         The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1996 and 1995.

                                                    TABLE 8

                                      Changes in Allowance for Loan Losses
                                             (Dollars in thousands)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30                 September 30
                                                      --------------------------   -------------------------
                                                         1996          1995           1996          1995
                                                      -----------   ------------   -----------   -----------
  Beginning allowance for loan losses                 $  163,846     $  133,682    $  141,988      $ 124,003
  Provision charged to expense                            23,498         14,622        59,256         44,052
  Less loans charged off                                  (9,167)       (11,087)      (23,398)       (31,997)
  Add recoveries                                             177            160           508          1,319
                                                      ----------    -----------    ----------      ---------
  Ending allowance for loan losses                    $  178,354    $   137,377    $  178,354      $ 137,377
                                                      ==========    ===========    ==========      =========
  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)               .11%           .15%          .10%           .14%
                                                      ==========    ===========    ==========      =========
  Ratio of allowance for loan losses
    to nonperforming assets                                                             40.1%          36.9%
                                                                                   ==========      =========

         CUSTOMER DEPOSITS

     Driven by effective, directed marketing efforts, customer deposits increased during the third quarter of 1996 by $544 million, including interest credited of $220 million, compared to a decrease of $178 million, including interest credited of $221 million, in the third quarter of 1995. Customer deposit balances in the first nine months of 1996 increased by $736 million, including interest credited of $644 million, compared to an increase of $1.3 billion, including interest credited of $627 million, during the first nine months of 1995. All of the 1995 growth occurred in the first half of the year and was attributed to increasing interest rates offered on savings accounts during those six months.

         The table below shows the Company's customer deposits by interest rate and by remaining maturity at September 30, 1996 and 1995.

                                                    TABLE 9

                                               Customer Deposits
                                             (Dollars in millions)

                                                                                  September 30
                                                               ---------------------------------------------------
                                                                       1996                         1995
                                                               ----------------------      -----------------------
                                                                Rate*       Amount         Rate*           Amount
                                                               --------     ----------     ---------    ----------
       Customer deposits by interest rate:
       Interest-bearing checking accounts                          1.22 %  $      747          1.25%       $  733
       Passbook accounts                                           2.22           549          2.23           583
       Money market deposit accounts                               3.06         1,095          3.14         1,379
       Term certificate accounts with original maturities
       of:
           4 weeks to 1 year                                       5.05         9,104          5.52         8,538
           1 to 2 years                                            5.21         5,259          5.59         3,950
           2 to 3 years                                            5.96         1,750          5.48         2,179
           3 to 4 years                                            5.58           591          5.31           698
           4 years and over                                        5.78         2,034          6.43         2,076
       Retail jumbo CDs                                            5.31           453          5.76           420
       All other                                                   7.71             2          7.72             4
                                                                           ----------                  ----------
                                                                           $   21,584                  $   20,560
                                                                           ==========                  ==========

       Customer deposits by remaining maturity:
       No contractual maturity                                             $    2,391                  $    2,695
       Maturity within one year:
          4th quarter                                                           5,704                       4,584
          1st quarter                                                           6,568                       4,628
          2nd quarter                                                           2,857                       3,689
          3rd quarter                                                           1,127                       1,217
                                                                           ----------                  ----------
                                                                               16,256                      14,118

          1 to 2 years                                                          1,763                       2,095
          2 to 3 years                                                            772                         752
          3 to 4 years                                                            232                         601
          4 years and over                                                        170                         299
                                                                           ----------                  ----------
                                                                           $   21,584                  $   20,560
                                                                           ==========                  ==========

* Weighted average interest rate, including the impact of interest rate swaps.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. FHLB advances amounted to $8.2 billion at September 30, 1996, compared to $6.0 billion and $6.4 billion at September 30, 1995, and December 31, 1995, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.2 billion, $1.9 billion, and $1.8 billion at September 30, 1996 and 1995, and December 31, 1995, respectively. The $2.2 billion balance at September 30, 1996, included $750 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1997 to 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In November 1996, the FASB issued an exposure draft which would delay the effective date for portions of SFAS 125 for one year. The impact of the exposure draft and SFAS 125 on the Company's financial condition and results of operations is not expected to be material.

         OTHER BORROWINGS

     At September 30, 1996, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. As of September 30, 1996, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At September 30, 1996, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at September 30, 1996. World had medium-term notes outstanding under prior registrations with principal amounts of $690 million at September 30, 1996, compared to $1.9 billion at September 30, 1995, and $1.6 billion at December 31, 1995. As of September 30, 1996, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

         World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at September 30, 1996, the full amount was available for issuance. As of September 30, 1996, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

         STOCKHOLDERS' EQUITY

     The Company's stockholders' equity decreased during the first nine months of 1996 as a result of the $94 million cost of the purchase of Company stock and the payment of $17 million in quarterly dividends to stockholders. The decrease was offset by net earnings for the first nine months of 1996 and a $7 million increase in market values of securities available for sale since December 31, 1995. The Company's stockholders' equity increased during the first nine months of 1995 as a result of retained earnings. Unrealized gains on securities and MBS available for sale included in stockholders' equity at September 30, 1996 and 1995, and December 31, 1995, were $83 million, $61 million, and $76 million, respectively.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) on January 1, 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company can either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company adopted only the disclosure requirements of SFAS 123; therefore such adoption has no effect on the Company's September 30, 1996 consolidated financial statements.

     During periods of low asset growth, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's Board of Directors periodically reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that the purchase of common stock is a wise use of excess capital.

     Since October 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of September 30, 1996, 7.6 million shares had been purchased and retired at a cost of $320 million since October 1993, of which 1.7 million were purchased and retired at a cost of $94 million during the first nine months of 1996. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     World paid a $165 million dividend to Golden West in March 1996, a $165 million dividend in June 1996 and a $245 million dividend in September 1996 for a total of $575 million for the first nine months of 1996. In addition, World has received approval from the OTS to pay up to $255 million more in upstream dividends to Golden West. Also, during 1996, Golden West invested $175 million and $95 million in WFSB in June and in September, respectively.

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

         REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. The adoption of SFAS 72 had no effect on World's or WFSB's regulatory capital ratios because goodwill is required to be deducted from regulatory capital. Both World's and WFSB's regulatory capital ratios continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard. The following table shows World's current regulatory capital ratios and compares them to the current OTS minimum requirements at September 30, 1996 and 1995.

                                                    TABLE 10

                                       World Savings and Loan Association
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)


                            September 30, 1996                                 September 30, 1995
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   ---------
   Tangible   $1,541,519      6.47%      $  357,644     1.50%     $2,123,471      6.54%    $  487,097       1.50%
   Core        1,541,519      6.47          715,288     3.00       2,123,471      6.54        974,194       3.00
   Risk-based  1,866,220     14.19        1,052,051     8.00       2,441,239     13.61      1,434,813       8.00


         The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at September 30, 1996 and 1995.

                                                    TABLE 11

                                   World Savings Bank, a Federal Savings Bank
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                            September 30, 1996                               September 30, 1995
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ---------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $  876,490      6.83%    $ 192,563      1.50%     $  211,297     19.44%       $16,301       1.50%
   Core          876,490      6.83       385,125      3.00         211,297     19.44         32,603       3.00
   Risk-based    901,307     12.68       568,592      8.00         212,965     35.14         48,479       8.00


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

     The  table  below  shows  that  World's   regulatory  capital  exceeds  the
requirements of the well capitalized classification at September 30, 1996.

                                                    TABLE 12

                                       World Savings and Loan Association
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)


                                                    ACTUAL                     WELL CAPITALIZED
                                          -----------------------          --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    --------          -----------    -----------
        Leverage                          $1,541,519        6.47%          $1,192,146         5.00%
        Tier 1 risk-based                  1,541,519       11.72              789,038         6.00
        Total risk-based                   1,866,220       14.19            1,315,063        10.00


     The  table  below  shows  that  WFSB's   regulatory   capital  exceeds  the
requirements  of the well  capitalized  classification  at  September  30, 1996.


                                                    TABLE 13

                                   World Savings Bank, a Federal Savings Bank
                         Regulatory Capital Compared to Well Capitalized Classification
                                             (Dollars in thousands)


                                                  ACTUAL                       WELL CAPITALIZED
                                          ----------------------- --       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -------- --       -----------    -----------
        Leverage                          $  876,490        6.83%          $  641,876         5.00%
        Tier 1 risk-based                    876,490       12.33              426,444         6.00
        Total risk-based                     901,307       12.68              710,740        10.00

RESULTS OF OPERATIONS

         NET EARNINGS

     Net earnings for the quarter and nine months ended September 30, 1996, were significantly influenced by three nonrecurring items: the federally mandated recapitalization of the Savings Association Insurance Fund (SAIF) which resulted in a one-time charge of $132.6 million, or $1.34 per share on an after-tax basis at the end of the third quarter (See Deposit Insurance Section on page 31); the recognition during the third quarter of $139.5 million, or $2.40 per share of tax benefits arising from a prior year acquisition (see Taxes on Income section on page 32); and the third quarter adoption, retroactive to January 1, 1996, of SFAS 72 which resulted in the write-off of $205.2 million or $3.49 per share of goodwill during the first quarter of 1996. Reported net earnings for the third quarter and nine months ended September 30, 1996 were $135.8 million or $2.32 per share and $88.7 million or $1.52 per share, respectively. Without the effect of the three items, net earnings for the third quarter and nine months ended September 30, 1996 would have been $71.1 million or $1.23 per share and $223.1 million or $3.83 per share, respectively, compared to $63.4 million or $1.08 per share and $167.9 million or $2.86 per share for same periods in 1995.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1996 and 1995, and December 31, 1995.

                                                    TABLE 14

                                            Yield on Earning Assets,
                                       Cost of Funds, and Primary Spread,
                                    Including Effect of Purchase Accounting

                                                            September 30
                                                     ---------------------------     December 31
                                                       1996            1995              1995
                                                     ---------      -----------      -----------
       Yield on loan portfolio                          7.42%         7.70%              7.69%
        Yield on MBS                                     7.18          7.49               7.41
        Yield on investments                             6.06          6.05               5.96
                                                     --------        ------           --------
        Yield on earning assets                          7.32          7.58               7.56
                                                     --------        ------           --------
        Cost of customer deposits                        4.95          5.22               5.15
        Cost of borrowings                               5.85          6.22               6.15
                                                     --------        ------           --------
        Cost of funds                                    5.28          5.57               5.50
                                                    ---------        ------           --------
        Primary spread                                   2.04%         2.01%              2.06%
                                                    =========        ======           ========


     The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag. Short term interest rates were generally declining during the second half of 1995 and early 1996 before stabilizing and remaining relatively flat through September. The effects of this interest rate environment led to a 22 basis point reduction in the Company's cost of funds and a 24 basis point reduction in the yield on earning assets during the first nine months of 1996, resulting in a 2 basis point decrease in the Company's spread since yearend 1995.

     The table below shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1996 and 1995, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                                    TABLE 15

                                       Selected Revenue and Expense Items
                                        as Percentages of Total Revenues


                                                            Three Months Ended         Nine Months Ended
                                                               September 30              September 30
                                                           ----------------------    ----------------------
                                                             1996         1995        1996          1995
                                                           ---------    ---------    --------     ---------
    Interest on loans                                          83.4%        84.1 %      83.1 %        85.6%
    Interest on mortgage-backed securities                      9.0          8.4         9.2           6.5
    Interest and dividends on investments                       4.9          5.9         4.9           6.2
                                                           ---------    ---------    --------     ---------
                                                               97.3         98.4        97.2          98.3

    Less:
      Interest on customer deposits                            39.8         42.7        40.0          42.9
      Interest on advances and other borrowings                26.7         26.5        25.7          26.5
                                                           ---------    ---------    --------     ---------
                                                               66.5         69.2        65.7          69.4

    Net interest income                                        30.8         29.2        31.5          28.9
      Provision for loan losses                                 3.5          2.3         3.0           2.4
                                                           --------     --------     --------     --------
    Net interest income after provision for loan               27.3         26.9        28.5          26.5
    losses

    Add:
      Fees                                                      1.4          1.2         1.4           1.1
      Gain (loss) on the sale of securities,
        MBS, and loans                                          0.3         (0.1)        0.5           0.0
      Other non-interest income                                 1.0          0.5         0.9           0.6
                                                           --------     --------     --------     --------
                                                                2.7          1.6         2.8           1.7
    Less:
      General and administrative expenses                      31.8(a)      12.2        18.9 (a)      13.0
      Amortization of goodwill                                  0.0          0.1         0.0           0.1
      Taxes on income                                         (22.2)(b)      6.3        (2.5)(b)       5.9
                                                           --------     --------     -------      --------
    Earnings before cumulative effect of change in
      accounting for goodwill                                  20.4          9.9        14.9           9.2
    Cumulative effect of change in accounting
      for goodwill                                              0.0          0.0       (10.4)          0.0
                                                           --------     --------     -------      --------
    Net earnings                                               20.4%         9.9%        4.5%          9.2%
                                                           ========     ========     =======      ========

(a) Without the effect of the one-time SAIF assessment (see Deposit Insurance section on page 31), general and administrative expenses as a percentage of total revenues would have been 11.8% and 12.2% for the three and nine months ended September 30, 1996, respectively.
(b) Without the effect of the one-time SAIF assessment and the special tax credit (see Taxes on Income section on page 32), taxes on income as a percentage of total revenues would have been 7.0% and 7.4% for the three and nine months ended September 30, 1996, respectively.

         INTEREST RATE SWAPS AND CAPS

     The Company enters into interest rate swaps and, from time to time, caps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap and cap activity decreased net interest income by $2 million and $9 million for the three and nine months ended September 30, 1996, as compared to a decrease of $6 million and $24 million for the same periods in 1995.

     The following table summarizes the unrealized gains and losses for interest rate swaps and caps at September 30, 1996 and 1995.

                                    TABLE 16

     Schedule of Unrealized Gains and Losses on Interest Rate Swaps and Caps
                             (Dollars in thousands)

                                      September 30, 1996                         September 30, 1995
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate caps          $       -0-   $       -0-  $        -0-     $       84   $       -0-    $       84
Interest rate swaps              25,763       (42,980)      (17,217)        27,998       (62,254)      (34,256)
                            -----------   -----------  ------------     ----------   -----------    ----------
Total                       $    25,763   $   (42,980) $    (17,217)    $   28,082   $   (62,254)   $  (34,172)
                            ===========   ===========  ============     ==========   ===========    ==========



                                                    TABLE 17

                               Schedule of Interest Rate Swaps and Caps Activity
                                         (Notional amounts in millions)

                                                                  Nine Months Ended
                                                                  September 30, 1996
                                        -----------------------------------------------------------------------
                                         Receive          Pay                         Forward        Interest
                                          Fixed          Fixed          Basis         Starting         Rate
                                          Swaps          Swaps          Swaps(a)       Swaps           Caps
                                        -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1995            $   3,221       $   1,775     $       43     $       10      $     225
Additions                                     905             -0-            -0-            -0-            -0-
Maturities                                 (1,545)           (270)           (43)           -0-           (225)
Terminations                                  -0-             -0-            -0-            -0-            -0-
Forward starting becoming effective           -0-             -0-            -0-            -0-            -0-
Other                                         -0-             -0-            -0-            -0-            -0-
                                      -----------       ---------     ----------     ----------      ---------
Balance at September 30, 1996         $     2,581       $   1,505     $      -0-     $       10      $     -0-
                                      ===========       =========     ==========     ==========      =========

 (a) Receives based upon one index, pays based upon another index.

     The range of floating interest rates received on swap contracts in the first nine months of 1996 was 5.14% to 6.02%, and the range of floating interest rates paid on swap contracts was 4.81% to 6.06%. The range of fixed interest rates received on swap contracts in the first nine months of 1996 was 4.61% to 9.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

     In the third quarter of 1996, interest on loans was higher than in the comparable 1995 period by $14 million or 2.6%. The increase in the third quarter of 1996 was due to a $1.8 billion increase in the average portfolio balance which was partially offset by a 27 basis point decrease in the average portfolio yield. For the first nine months of 1996, interest on loans was higher than the comparable 1995 period by $80 million or 5.2%. The increase was due to a $1.1 billion increase in the average portfolio balance and a ten basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

     In the third quarter of 1996, interest on mortgage-backed securities was higher than in the comparable 1995 period by $6 million or 10.9%. The third quarter increase was due primarily to a $477 million increase in the average portfolio balance, which was partially offset by a 37 basis point decrease in the average portfolio yield. For the first nine months of 1996, interest on mortgage-backed securities was higher than in the comparable 1995 period by $64 million or 54.4% due to a $1.3 billion increase in the average portfolio which was partially offset by a 41 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse that began in 1995, as discussed on page 12.

         INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 1996, interest and dividends on investments were $5 million or 13.7% lower than for the same period in 1995. The decrease was primarily due to a 15 basis point decrease in the average portfolio yield and a $447 million decrease in the average portfolio balance. For the first nine months of 1996, interest and dividends on investments was $16 million or 14.4% lower than for the same period in 1995. The decrease was primarily due to a $511 million decrease in the average portfolio balance and a 19 basis point decrease in the average portfolio yield.

         INTEREST ON CUSTOMER DEPOSITS

     In the third quarter of 1996, interest on customer deposits decreased by $10 million or 3.5% from the comparable period in 1995. In the first nine months of 1996, interest on customer deposits increased by $8 million or 1.0% from the comparable period of 1995. The third quarter decrease was due to a 35 basis point decrease in the average cost of deposits which was offset by a $705 million increase in the average deposit balance. The nine month increase was primarily due to a $765 million increase in the average balance of deposits which was offset by a 16 basis point decrease in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the third quarter and first nine months of 1996, interest on advances and other borrowings increased by $7 million or 4.0% and $25 million or 5.2%, respectively, from the comparable periods of 1995. The third quarter increase was primarily due to a $1.1 billion increase in the average balance, which was partially offset by a 36 basis point decrease in the average cost of these borrowings. The nine month increase was primarily due to a $948 million increase in the average balance which was offset by a 28 basis point decrease in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

     The provision for loan losses was $23 million and $59 million, respectively, for the three and nine months ended September 30, 1996, compared to $14.6 million and $44.1 million for the same periods in 1995. The higher provision in 1996 reflects the increase in non-accrual loans.

         GENERAL AND ADMINISTRATIVE EXPENSES

     For the third quarter and first nine months of 1996, general and administrative expenses (G&A) increased by $133 million or 169.2% and $138 million or 58.5%, respectively, from the comparable periods in 1995. The primary reason for the increase in 1996 was the $132.6 million Savings Association Insurance Fund (SAIF) assessment accrued in September 1996 (See Deposit Insurance section below). Without the effect of the one-time SAIF assessment, G&A as a percentage of average assets on an annualized basis was .87% and .90% for the third quarter and first nine months of 1996, respectively, compared to
 .91% and .93% for the same periods in 1995. Including the effect of the one-time SAIF assessment, G&A as a percentage of average assets on an annualized basis was 2.34% and 1.40% for the third quarter and first nine months of 1996, respectively.

         DEPOSIT INSURANCE

     On September 30, 1996, Congress passed and President Clinton signed legislation to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law requires members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of insured deposits, but lowers savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, World Savings and Loan Association, incurred a one-time charge of $132.6 million at the end of the third quarter. Beginning on January 1, 1997, the premium paid by the Association to the FDIC will be reduced from $2.30 per $1,000 in savings balances to $.64 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, will be increased from $0.00 per $1,000 in savings balances to $.13 per $1,000.

         CHANGE IN ACCOUNTING FOR GOODWILL

     During the third quarter of 1996, the Company adopted SFAS 72, effective January 1, 1996, for goodwill related to acquisitions made prior to September 30, 1982. SFAS 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. The adoption of SFAS 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. As a result, the Company wrote-off goodwill totaling $205.2 million as the cumulative effect of the change in accounting for goodwill and restated its financial statements for the first and second quarters of 1996. Results from periods prior to 1996 have not been restated. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72.

     With the adoption of SFAS 72 and the resulting reduction in the balance of goodwill, there was no amortization of goodwill for the third quarter and first nine months of 1996. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. Goodwill amortization for the third quarter and first nine months of 1995 was $527 thousand and $2.4 million, respectively.

         TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     During the third quarter of 1996, the Company recognized $139.5 million of tax benefits associated with the Company's acquisition of Beach Federal Savings and Loan Association (Beach). Specifically, in December 1988, Golden West entered into a government approved transaction with Beach to provide management services to that institution. As part of the agreement, Golden West obtained an option to take title to the stock of Beach and subsequently exercised this right in July 1991. When Golden West took title to the stock, the Company disclosed that tax benefits were anticipated from operating losses which had been accumulated at Beach's predecessor institution up to the time of the 1988 agreement, although the availability and the amount of these benefits were uncertain. The availability of the $139.5 million of tax benefits was confirmed in the third quarter of 1996.

     Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill, the one-time SAIF assessment and excluding the aforementioned $139.5 million in tax benefits, were 39.4% and 39.5% for the third quarter and first nine months of 1996, respectively, compared to 39.2% and 39.0% for the same periods a year ago.

         LIQUIDITY AND CAPITAL RESOURCES

     World's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its parent, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at September 30, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 12.

     WFSB's principal sources of funds are cash flows generated from earnings; customer deposits; loan repayments; borrowings from the FHLB; investments and borrowings from its parent; and debt collateralized by mortgages or securities. In addition, WFSB has other alternatives available to provide liquidity or finance operations including sales of loans. For a discussion of WFSB's liquidity positions at September 30, 1996, and 1995, and December 31, 1995, see the cash and investments section on page 12.

     The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At September 30, 1996 and 1995, and December 31, 1995, Golden West's total cash and investments amounted to $910 million (including a $600 million short-term loan to World and a $1.5 million short-term loan to World Savings Bank, a State Savings Bank), $802 million, and $719 million, respectively.

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

                                      GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 13, 1996             /s/ J. L. Helvey
                                      ------------------------------------
                                          J. L. Helvey
                                          Executive Vice President
                                          (duly authorized and principal
                                          financial officer)

                                                   EXHIBIT 11

                                       Golden West Financial Corporation
                                 Statement of Computation of Earnings Per Share
                                (Dollars in thousands except per share figures)


                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30
                                                 -----------------------------   ----------------------------
                                                     1996            1995            1996            1995
                                                 -------------   -------------   -------------   ------------
  Earnings Before Cumulative Effect of
     Change in Accounting for Goodwill            $   135,785      $   63,381      $  293,963     $   167,875
  Cumulative Effect of Change in
     Accounting for Goodwill                              -0-             -0-        (205,242)            -0-
                                                  -----------      ----------      ----------     -----------
  Net Earnings                                    $   135,785      $   63,381      $   88,721     $   167,875
                                                  ===========      ==========      ==========     ===========

  Average Number of Common
     Shares Outstanding                            57,584,306      58,681,021      58,216,474      58,637,427
                                                  ============     ==========      ==========     ===========

  Earnings Per Share Before Cumulative Effect
      of Change in Accounting for Goodwill        $       2.32     $     1.08      $     5.01     $      2.86
  Cumulative Effect of Change in Accounting
      for Goodwill                                        0.00           0.00           (3.49)           0.00
                                                  ------------   ------------    ------------     -----------
  Earnings Per Common Share                       $       2.32   $       1.08    $       1.52     $      2.86
                                                  ============   ============    ============     ===========
