Form 10-K405
period 1996-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1997-03-25
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1996
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                              95-2080059
------------------------------------------------     --------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification No.)

  1901 Harrison Street, Oakland, California                  94612
------------------------------------------------     --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (510) 446-3420
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                         Name of each exchange on which
                                                 registered
--------------------------------------------     ------------------------------
Common Stock, $.10 par value                     New York Stock Exchange, Inc.,
                                                 Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 1997, was $3,882,822,892. The number of shares outstanding of the Registrant's common stock on February 28, 1997, was 57,311,039 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                Applicable Part of Form 10-K
-----------------------------------                ----------------------------
Proxy Statement Dated March 14, 1997,                       Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

                                     PART I
ITEM 1.  BUSINESS

REGISTRANT

     Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings and loan business through its wholly owned subsidiary, World Savings and Loan Association, a Federal Savings and Loan Association (World or Association), and a savings bank business through its savings bank subsidiaries, World Savings Bank, FSB (WFSB), and World Savings Bank, SSB, (WSSB). The Association, WFSB and WSSB are referred to collectively as the "Insured Institutions" or "Insured Subsidiaries". Golden West also has two other subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-end registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s fourteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

     World, whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. World became a federally chartered savings and loan association in September 1981. For the years ended December 31, 1996, 1995 and 1994, World's net earnings were $108 million, $272 million and $257 million, respectively. World's assets totaled $21.0 billion and $30.4 billion at yearends 1996 and 1995, respectively.

     During 1995, Golden West acquired Watchung Hills Bank for Savings of New Jersey and renamed it World Savings Bank, FSB. WFSB is a federally chartered savings bank, with deposits insured by the FDIC Bank Insurance Fund (BIF) and its home office is in Oakland, California. As of December 31, 1996 and 1995, WFSB had assets of $16.9 billion and $4.0 billion, respectively. WFSB had net income of $69.2 million for the year ended December 31, 1996, and incurred a net loss of $3.5 million for the year ended December 31, 1995.

     World Savings Bank, a State Savings Bank had assets of $86 million and $46 million for the years ended December 31, 1996 and 1995, respectively. For the years ended December 31, 1996 and 1995, WSSB had income of $511 thousand and $241 thousand, respectively.

     Golden West is operating its insured subsidiaries in a manner that enhances customer service. In this regard, all of WFSB's and World's products are made available in the Company's savings branches. In addition, customers of each of Golden West's insured subsidiaries can transact most business on their accounts at any of the Company's branch offices. Each insured subsidiary reimburses the other for services provided in these arrangements. Interest rates set on deposit accounts offered by the Association and WFSB are based on market conditions, cost and funding needs.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the HomeOwners Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. The Association is a member of the Federal Home Loan Bank System and owns stock in the Federal Home Loan Bank
(FHLB) of San Francisco. The Association's savings accounts are insured by the FDIC SAIF, up to the maximum amounts provided by law. WFSB is a member of the FHLB system and owns stock in the FHLB of San Francisco. WFSB's savings accounts are insured by the FDIC BIF, also up to the maximum amounts provided by law. The Company, the Association, and WFSB are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of business that can be engaged in, and capital requirements. The Association and WFSB are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

     As of December 31, 1996, the Company operated 120 savings branch offices in California, 48 in Colorado, 24 in Florida, 19 in Texas, 12 in Arizona, 11 in New Jersey, and ten in Kansas. The Company also operates 214 loan origination offices of which 183 are located in the states listed above. The remaining 31 loan origination offices are located in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin. Of the 214 loan offices, 18 are fully-staffed offices that are located in the same premises as savings branch offices and 96 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     On January 20, 1995, the Company acquired Watchung Hills Bank for Savings of New Jersey with $48 million in deposits and three branches in New Jersey and renamed it World Savings Bank, FSB. That same month, the Company sold seven Colorado branches with $153 million in deposits to First Security Bank of Fort Lupton.

     On May 6, 1994, the Company acquired $78 million in deposits in New Jersey from Polifly Savings and Loan.

     The foregoing acquisitions and divestitures are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Insured Subsidiaries, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS) -- securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Insured Subsidiaries' operations are also provided through earnings, loan repayments, borrowings from the Federal Home Loan Banks, and debt collateralized by mortgages, MBS, or other securities. In addition, the Insured Subsidiaries had a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, sales of loans, issuance of negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, World and WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from World, the proceeds from the issuance of debt and equity securities, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Association can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its Insured Subsidiaries, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

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

     Customer deposits increased $1.3 billion during 1996, including interest credited of $869 million, compared to an increase of $1.6 billion, including interest credited of $847 million and including $153 million from a divestiture and $48 million from an acquisition during 1995. Customer deposits increased $1.8 billion in 1994, including $585 million of interest credited and including $78 million from acquisitions. The mix of deposits changed during 1996, primarily due to a new program begun in the fourth quarter. Specifically, the balance of interest-bearing checking accounts has decreased as compared to 1995 and the balance of money market accounts has increased compared to the 1995 balance as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank. Total customer deposits increased during 1996 and 1995 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. The increase in deposits in 1996 and 1995 reflected primarily growth in deposits at WFSB. Customer funds were attracted during 1994 as a result of aggressive promotions by the Company and by an improvement in the savings market as interest rates rose throughout most of that year.

     The table on the following page summarizes the Company's customer deposits by original term to maturity at December 31.

                                     TABLE 1

                                Customer Deposits
                          by Original Term to Maturity
                             (Dollars in thousands)

                                       1996           1995           1994           1993           1992
                                    ----------     -----------    -----------    -----------    -----------
    Interest-bearing  checking  . . $  318,422     $   750,160    $   730,290    $   736,767    $   710,851
    Passbook.  .  . . . . . . . . .    550,075         567,890        638,905        611,606        541,701
    Money market deposit  accounts.  1,565,682       1,291,501      1,818,426      2,378,087      2,731,338
    Term certificate accounts with
        original maturities of:
        4 weeks to 1 year . . . .   10,144,102       9,358,705      5,159,037      4,334,208      4,762,359
        1 to 2 years . . . . . ..    5,012,735       3,599,540      5,636,301      4,614,059      3,494,606
        2 to 3  years.  . . . . . .  1,587,068       2,128,392      1,997,826      1,448,779      1,246,978
        3 to 4  years.  . . . . . .    565,997         651,787        817,631      1,149,108      1,267,707
        4 years and over . . . . .   1,993,983       2,065,785      2,098,984      2,021,350      1,612,784
    Retail jumbo CDs  . . . . . . .    360,441         430,647        312,413        109,250         94,651
    All other  . . . . . . . . . .       1,429           3,503          9,576         19,270         23,271
                                   -----------     -----------    -----------    -----------    -----------
    Total  customer  deposits . .  $22,099,934     $20,847,910    $19,219,389    $17,422,484    $16,486,246
                                   ===========     ===========    ===========    ===========    ===========

     The table below sets forth the Company's customer deposits by interest rate at December 31.

                                     TABLE 2

                       Customer Deposits by Interest Rate
                             (Dollars in thousands)

                                                                     1996               1995
                                                                 -------------      -------------
                  0.00 %    --    4.00 %  . . . . . . . . .      $   2,779,651      $   3,059,070
                  4.01 %    --    6.00 %  . . . . . . . . .         17,133,132         13,333,303
                  6.01 %    --    8.00 %  . . . . . . . . .          2,168,111          4,434,384
                  8.01 %    --   10.00 %  . . . . . . . . .              4,224              6,239
                 10.01 %    --   12.00 %  . . . . . . . . .             14,716             14,814
                 12.01 %    --   14.00 %  . . . . . . . . .                100                100
                                                                 -------------      -------------
                                                                   $22,099,934        $20,847,910
                                                                 =============      =============

     The table below shows the maturities of customer deposits at December 31, 1996 by interest rate.

                                     TABLE 3

                           Customer Deposit Maturities
                                by Interest Rate
                             (Dollars in thousands)

                                                                                            2001 and
                                1997(a)          1998            1999           2000       thereafter         Total
                             -------------   -------------    -----------   -------------  -----------    -------------
  0.00 %    --   4.00 %      $   2,757,072   $      20,651    $     1,928   $       -0-    $       -0-    $   2,779,651
  4.01 %    --   6.00 %         15,498,802       1,186,493        267,777         81,481        98,579       17,133,132
  6.01 %    --   8.00 %          1,185,109         304,785        539,946         80,349        57,922        2,168,111
  8.01 %    --  10.00 %              1,854           1,748            601             21           -0-            4,224
 10.01 %    --  12.00 %                 84           5,184             84             84         9,280           14,716
 12.01 %    --  14.00 %                100             -0-            -0-            -0-           -0-              100
                             -------------   -------------    -----------   -------------  -----------    -------------
                             $  19,443,021   $   1,518,861     $  810,336     $  161,935   $   165,781    $  22,099,934
                             =============   =============    ===========   ============   ===========    =============

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As of December 31, 1996 the aggregate amount outstanding of time certificates of deposits in amounts of $100,000 or more was $2.4 billion, of which, $360 million were jumbo CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1996.

                                     TABLE 4

   Maturities of Time Certificate of Deposit Equal to or Greater than $100,000
                             (Dollars in thousands)

     3 months or less                         $   976,422
     Over 3 months through 6 months               537,848
     Over 6 months through 12 months              540,317
     Over 12 months                               331,554
                                             ------------
                                             $  2,386,141
                                             ============

     During 1996 and years prior, the Company did not use brokers to acquire certificates of deposit. Beginning in January 1997, the Company began a program to use brokers to acquire certificates of deposit.

     More information regarding customer deposits is included in Note J to the Financial Statements included in Item 14.

BORROWINGS

     The Company generally may borrow from the FHLB of San Francisco upon the security of a) the capital stock of the FHLB owned by the Company, b) certain of its residential mortgage loans or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as negotiated with the FHLBs. At December 31, 1996, the Company had $8.8 billion in FHLB advances outstanding, compared to $6.4 billion at yearend 1995.

     From time to time, the Company enters into reverse repurchase agreements with selected major government securities dealers, selected large banks, or the FHLB of San Francisco. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

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

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers, banks, and the FHLB of San Francisco amounted to $1.9 billion at December 31, 1996, compared to $1.8 billion at yearend 1995. The $1.9 billion balance at December 31, 1996 includes $750 million in FHLB of San Francisco MBS Reverse Repos with maturities in 1997 and 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127), which will delay the effective date for portions of SFAS 125 for one year. The impact of SFAS 125 and SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

     At December 31, 1996, Golden West, at the parent level, had principal amounts outstanding of $1.1 billion of subordinated debt, of which $115 million matures in 1997. As of December 31, 1996, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     At December 31, 1996, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance as of December 31, 1996. The Association had $590 million of medium-term notes outstanding at December 31, 1996, under prior registrations compared to $1.6 billion at yearend 1995. As of December 31, 1996, the Association's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes, all of which, as of December 31, 1996, was available for issuance. As of December 31, 1996, the Association had outstanding a total of $200 million of subordinated notes, of which $100 million matures in 1997. As of December 31, 1996, World's subordinated notes were rated A2 and A from Moody's and S&P, respectively. The subordinated notes are included in the Association's risk-based regulatory capital as Supplementary Capital.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1996, WFSB's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                     TABLE 5

                            Composition of Borrowings
                             (Dollars in thousands)

                                       1996            1995             1994            1993             1992
                                   ------------    ------------     ------------    ------------    -------------
FHLB advances. . . . . . . . .     $  8,798,433    $  6,447,201     $  6,488,418    $  6,281,691    $   5,499,363
Reverse repurchase agreements.        1,614,763       1,752,171          316,865         205,821          372,409
Dollar reverse repurchase
    agreements. . . . . . . .           293,363          65,772          284,956         237,053          184,301
Medium-term notes . . . . . .           589,845       1,597,507        1,164,079         676,540           81,267
Federal funds purchased . . .               -0-             -0-          250,000             -0-              -0-
Subordinated debt. . . . . . .        1,323,996       1,322,392        1,221,559       1,220,061          921,701
                                  -------------    ------------     ------------    ------------    -------------
    Total borrowings. . . . .     $  12,620,400    $ 11,185,043     $  9,725,877    $  8,621,166    $   7,059,041
                                   ============    ============     ============    ============    =============
Weighed average interest rate
    of total borrowings . . .             5.80%           6.15%            5.85%           4.69%            5.58%
                                   ============    ============     ============    ============    =============

     More information concerning the borrowings of the Company is included in Notes K, L, M, and N to the Financial Statements which are included in Item 14.

LENDING ACTIVITIES

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the power to originate loans in any part of the United States. The Company is currently originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, New Jersey, Oregon, Pennsylvania, South Dakota, Texas, Utah, Virginia, Washington, Washington D.C., and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Customer deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1996, and 1995.

     The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1996, and 1995.

                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 1996
                             (Dollars in thousands)

                              Residential
                              Real Estate                       Commercial                            Loans
                      ----------------------------                 Real               Total         as a % of
      State               1 - 4            5+         Land        Estate            Loans (a)       Portfolio
-------------------   -------------    ----------    --------   ------------      --------------   ------------
California            $  19,852,265    $3,379,929    $   253    $    56,344       $  23,288,791       69.28%
Illinois                  1,047,867       186,720        -0-          1,799           1,236,386        3.68
Texas                     1,122,383       111,652        575          1,576           1,236,186        3.68
Colorado                    969,197       242,594        -0-          7,149           1,218,940        3.63
New Jersey                1,051,639           408        -0-          6,653           1,058,700        3.15
Florida                   1,015,879        20,583        116            951           1,037,529        3.09
Washington                  414,052       356,721        -0-            757             771,530        2.30
Arizona                     618,116        50,949        -0-            585             669,650        1.99
Virginia                    491,967         8,600        -0-          1,465             502,032        1.49
Pennsylvania                481,823         4,263        -0-          3,661             489,747        1.46
Connecticut                 407,189           -0-        -0-             23             407,212        1.21
Maryland                    327,128         2,198        -0-            548             329,874        0.98
Oregon                      213,484        11,117        -0-          2,735             227,336        0.68
Nevada                      181,105         1,121        -0-            -0-             182,226        0.54
Utah                        150,048            60        -0-          1,790             151,898        0.45
Kansas                      144,576         4,926        -0-            193             149,695        0.45
Minnesota                   136,221         8,385        -0-            -0-             144,606        0.43
Wisconsin                    97,589         3,905        -0-            -0-             101,494        0.30
Missouri                     70,411         6,557        -0-            -0-              76,968        0.23
Massachusetts                68,660           -0-        -0-             20              68,680        0.20
New York                     48,519           -0-        -0-            -0-              48,519        0.14
Washington DC                42,466           -0-        -0-            -0-              42,466        0.13
Georgia                      35,703           -0-        -0-          1,786              37,489        0.11
New Mexico                   34,390           -0-        -0-            -0-              34,390        0.10
Idaho                        25,727           -0-        -0-            -0-              25,727        0.08
Ohio                         17,385         2,267        203          4,360              24,215        0.07
Delaware                     22,683           -0-        -0-            -0-              22,683        0.07
North Carolina                7,812           228        -0-            500               8,540        0.03
South Dakota                  6,309           -0-        -0-            -0-               6,309        0.02
Other                        12,011            11        -0-          4,629              16,651        0.03
                      -------------    ----------    -------    -----------       --------------    --------
  Totals              $  29,114,604    $4,403,194    $ 1,147    $    97,524          33,616,469      100.00%
                      =============    ==========    =======    ===========                         ========

SFAS 91 deferred loan fees                                                              (58,431)
Loan discount on purchased loans                                                         (4,331)
Undisbursed loan funds                                                                   (3,920)
Allowance for loan losses                                                              (195,702)
Loans to facilitate (LTF) interest reserve                                                 (536)
Troubled debt restructured (TDR) interest reserve                                        (6,640)
Loans on customer deposits                                                               31,936
                                                                                  -------------
  Total loan portfolio and loans securitized with FNMA with recourse                 33,378,845
Loans securitized with FNMA with recourse                                            (3,265,424)(b)
                                                                                  -------------
  Total loan portfolio                                                            $  30,113,421
                                                                                  =============

(a)    The Company has no commercial loans.
(b) During 1995 and 1996, loans amounting to $3.6 billion were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities. The December 31, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                                      TABLE 7

                                              Loan Portfolio by State
                                                 December 31, 1995
                                              (Dollars in thousands)

                              Residential
                              Real Estate                       Commercial                                      Loans
                      ----------------------------                 Real                         Total         as a % of
      State               1 - 4            5+         Land        Estate       Construction   Loans (a)       Portfolio
-------------------   --------------   -----------   --------   -----------    ------------  ------------    ----------
California            $  19,000,477    $3,342,510    $   273    $    72,321    $      -0-    $ 22,415,581        73.22%
Colorado                    836,664       210,219        -0-          7,573           -0-       1,054,456         3.44
Illinois                    841,771       181,265        -0-          2,445           -0-       1,025,481         3.35
Texas                       826,476        75,965        590          1,678           -0-         904,709         2.96
New Jersey                  865,935           413        -0-          7,577         1,471         875,396         2.86
Florida                     705,373            57        221          1,185           -0-         706,836         2.31
Washington                  356,723       310,095        -0-            788           -0-         667,606         2.18
Arizona                     428,584        52,695        -0-          1,723           -0-         483,002         1.58
Virginia                    423,737           -0-        -0-          1,592           -0-         425,329         1.39
Pennsylvania                390,564           -0-        -0-          4,160           -0-         394,724         1.29
Connecticut                 314,352           -0-        -0-            -0-           -0-         314,352         1.03
Maryland                    274,410           -0-        -0-            598           -0-         275,008         0.90
Oregon                      177,785        10,598        -0-          2,901           -0-         191,284         0.62
Nevada                      158,059         1,225        -0-            -0-           -0-         159,284         0.52
Kansas                      130,168         5,172        -0-            211           -0-         135,551         0.44
Utah                         95,500            65        -0-          1,988           -0-          97,553         0.32
Minnesota                    80,432           -0-        -0-            -0-           -0-          80,432         0.26
Missouri                     65,763         7,077        -0-            -0-           -0-          72,840         0.24
Wisconsin                    59,289         4,213        -0-            -0-           -0-          63,502         0.21
New York                     53,245           -0-        -0-             23           -0-          53,268         0.17
Georgia                      42,858           -0-        -0-          2,090           -0-          44,948         0.15
Washington DC                35,785           -0-        -0-            -0-           -0-          35,785         0.12
Ohio                         23,932         2,601        427          5,210           -0-          32,170         0.11
New Mexico                   25,398           -0-        -0-            -0-           -0-          25,398         0.08
Delaware                     19,041           -0-        -0-            -0-           -0-          19,041         0.06
Idaho                        15,034           -0-        -0-            -0-           -0-          15,034         0.05
North Carolina                8,992           327        -0-          2,951           -0-          12,270         0.04
Other                        28,726            31        -0-          4,913           -0-          33,670         0.10
                      -------------    ----------    -------    -----------    ----------    ------------    ---------
  Totals              $  26,285,073    $4,204,528    $ 1,511    $   121,927    $    1,471      30,614,510       100.00%
                      =============    ==========    =======    ===========    ==========                    =========

SFAS 91 deferred loan fees                                                                        (77,283)
Loan discount on purchased loans                                                                   (6,262)
Undisbursed loan funds                                                                             (3,568)
Allowance for loan losses                                                                        (141,988)
Loans to facilitate (LTF) interest reserve                                                           (482)
Troubled debt restructured (TDR) interest reserve                                                  (4,167)
Loans on customer deposits                                                                         33,279
                                                                                             ------------
  Total loan portfolio and loans securitized with FNMA with recourse                           30,414,039
Loans securitized with FNMA with recourse                                                      (2,232,686)(b)
                                                                                             ------------
  Total loan portfolio                                                                       $ 28,181,353
                                                                                             ============

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

                                                      TABLE 8

                                        Loan Portfolio by Type of Security
                                              (Dollars in thousands)

                                      1996           1995            1994           1993           1992
                                  ------------    -----------     -----------    -----------    -----------
Loans collateralized primarily
 by first deeds of trusts:
   One-to four-family units .     $ 25,862,898    $24,071,421     $23,217,564    $20,197,613    $18,487,247
   Over four-family units. . .       4,403,389      4,205,050       3,946,446      3,785,673      3,509,105
   Commercial real estate. . .          97,852        122,396         134,189        153,396        176,900
   Construction loans. . . . .             -0-          1,471             -0-            580            580
   Land. . . . . . . . . . . .           1,147          1,511           1,851          2,407          1,763
Loans on customer deposits . .          31,936         33,279          30,460         32,012         33,230
Less:
   Undisbursed loan funds. . .           3,920          3,568           2,781          1,882          2,687
   Unearned fees and discounts          69,938         88,194         105,314        112,751        109,446
   Unamortized discount arising
       from acquisitions . . .          14,241         20,025          27,146         37,779         57,092
  Allowance for loan losses. .         195,702        141,988         124,003        106,698         70,924
                                  ------------    -----------     -----------    -----------    -----------
                                  $ 30,113,421    $28,181,353     $27,071,266    $23,912,571    $21,968,676
                                  ============    ===========     ===========    ===========    ===========

     At December 31, 1996, 99% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

     The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1996.

                                                      TABLE 9

                                             Loans Due After One Year
                                              (Dollars in thousands)


           Adjustable Rate                                    $27,131,330
           Fixed Rate                                           2,924,484
                                                              -----------
                                                              $30,055,814
                                                              ===========

     The table on the following page sets forth information concerning new loans made by the Company during 1996, 1995, and 1994 by type and purpose of loan.

                                                     TABLE 10

                                     New Loan Originations By Type and Purpose
                                              (Dollars in thousands)


                                1996                            1995                             1994
                          --------------------      -----------------------------   ------------------------------
                   No. of                  % of     No. of                 % of     No. of                  % of
 Type              Loans       Amount      Total    Loans      Amount      Total    Loans       Amount      Total
 ----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
 Residential
    (one unit)     46,225    $6,268,160     89.4%   38,742   $5,274,785     88.7%   42,543    $5,769,339     86.9%
 Residential
    (2 to 4 units)  1,821       236,304      3.4     1,679      223,177      3.7     2,194       307,480      4.6
 Residential
   (5 or more units)  978       507,977      7.2       898      451,102      7.6     1,073       560,834      8.5
 Commercial             1           121      0.0       -0-          -0-      0.0       -0-           -0-      0.0
                   ------    ----------    -----    ------   ----------    -----    ------    ----------    -----
 Totals            49,025    $7,012,562    100.0%   41,319   $5,949,064    100.0%   45,810    $6,637,653    100.0%
                   ======    ==========    =====    ======   ==========    =====    =======   ===========   =====

                                1996                            1995                             1994
                   ------------------------------   -----------------------  ------ -----------------------
                   No. of                  % of     No. of                 % of    No. of                   % of
 Purpose           Loans       Amount      Total    Loans     Amount       Total   Loans       Amount       Total
 ----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
 Purchase          32,553    $4,607,852     65.7%   28,343    $4,046,605    68.0%   26,973    $3,941,719      59.4%
 Refinance         16,472     2,404,710     34.3    12,976    1,902,459     32.0    18,837     2,695,934      40.6
                   ------    ----------    -----    ------    ----------   -----    ------    ----------     -----
 Totals            49,025    $7,012,562    100.0%   41,319    $5,949,064   100.0%   45,810    $6,637,653     100.0%
                   ======    ==========    =====    ======    ==========   =====    ======    ==========     =====

Note: During 1996, 1995, and 1994, the Company also purchased $5 million, $31 million, and $69 million, respectively, of residential loans (not included above) of which $3 million, $26 million, and $60 million, respectively, were on one-unit residential properties.

     New loan originations in 1996, 1995, and 1994 amounted to $7.0 billion, $5.9 billion, and $6.6 billion, respectively. Refinanced loans constituted 34% of new loan originations in 1996 compared to 32% in 1995 and 41% in 1994. The increase in loan volume in 1996 occurred because rates on new fixed-rate mortgages generally remained above the 8% level during 1996, while the starting rates on ARMs, the Company's principal product, remained low and more affordable. The decline in loan volume in 1995 was due to interest rate decreases during 1995 which brought down the price of new fixed-rate mortgage loans (FRMs), making competition from fixed-rate lenders more intense for adjustable rate lenders, such as the Company. However, in 1994, as interest rates rose over the levels seen in the prior year, adjustable rate loans (ARMs) proved to be a more affordable alternative to FRMs and the Company was able to increase market share. The total portfolio growth for the years ended December
31, 1996, and 1995, were $1.9 billion or 7% and $1.1 billion or 4%, respectively. During 1996 and 1995, the Company securitized with recourse $1.3 billion and $2.3 billion, respectively, of adjustable rate mortgages into FNMA COFI-indexed mortgage-backed securities (for further information see mortgage-backed securities section on page 26). Had there not been $3.6 billion of loans securitized into MBS during 1996 and 1995, the loan portfolio growth for 1996 would have been $3.0 billion or 10% and the loan portfolio growth in 1995 would have been $3.3 billion or 12%.

     The primary source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $3.5 billion in 1996 compared to $3.1 billion in 1995 and $4.1 billion in 1994. In 1996, 50% of total originations were on California residential property compared to 53% in 1995 and 62% in 1994. The five largest states, other than California, for originations for the year ended December 31, 1996 were Florida, Texas, Illinois, Colorado, and New Jersey with a combined total of 28% of total originations. Although California originations continue to be a large portion of total originations, the California share of total originations decreased in 1996 as compared to 1995 due to increased loan volume in markets outside of California. The California share of total originations decreased in 1995 as compared to 1994, primarily due to both decreased loan volume in California and increased loan volume in markets outside of California.

     Federal regulations permit federally chartered savings and loan associations to make or purchase both fixed-rate loans and loans with periodic adjustments to the interest rate. These latter types of loans are subject to the following primary limitations: (i) the adjustments must be based on changes in a specified interest rate index, which may be selected by the association but which must be readily available to, and readily verifiable by, the borrower; and
(ii) adjustments to the interest rate may be implemented through changes in the monthly payment amount and/or adjustment to the outstanding principal balance or terms, except that the original loan term may not be increased to more than 40 years.

     Pursuant to these powers, the Company offers adjustable rate mortgages and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 91% at yearend 1996 compared to 90% at yearend 1995 and 89% at yearend 1994. Golden West's ARM originations constituted approximately 90% of new mortgage loans made by the Company in 1996, compared with 93% in 1995 and 1994.

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

     The Company also offers a "modified" ARM, a loan that usually offers a low fixed rate from 1% to 3% below the initial fully indexed contract rate for an initial period, normally one to 36 months. (However, the borrower must qualify at the initial fully-indexed contract rate.)

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 12.90%, or 5.64% above the actual weighted average rate at December 31, 1996, versus 13.11%, or 5.62% above the weighted average rate at yearend 1995.

     Approximately $5.5 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1996, $654 million ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.75% at yearend 1996 compared to 7.85% at yearend 1995. Without the floor, the average yield on these loans would have been 7.10% at December 31, 1996 and 7.35% at December 31, 1995.

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

     The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 90% of the appraised value of single-family residences. During 1996, 1995 and 1994, the great majority of all loans originated in excess of 80% of the appraised value of the property carried mortgage insurance except loans to facilitate the sale of REO. During 1996, 6% of loans originated were in excess of 80% of the appraised value of the residence compared to 6% and 8% in 1995 and 1994, respectively. The Company requires title insurance for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are securities for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most having original terms of 30 years. However, the majority of such loans remain outstanding for a shorter period of time.

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association, and to institutional investors. Beginning in 1995, the Company began sales to FNMA of whole loans with recourse. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

     The Company continues to sell most of its fixed-rate originations. Loans originated for sale were $477 million, $169 million, and $94 million for the years ended December 31, 1996, 1995, and 1994, respectively. The Company sold $485 million, $142 million, and $146 million of these loans during 1996, 1995, and 1994, respectively. The Company recognized pre-tax gains of $11.1 million in 1996 compared to $443 thousand in 1995 and $1.7 million in 1994. Included in the $11.1 million gain in 1996 is $10.8 million due to the capitalization of mortgage servicing rights (see page 18 for further information). The loans held for sale portfolio had a balance of $15 million at December 31, 1996, and is carried at the lower of cost or market. At December 31, 1996, the balance of loans sold with recourse was $518 million and the reserve for the recourse liability had a balance of $602 thousand.

     At December 31, 1996, the Company was engaged in servicing approximately $4.6 billion of loan participations and whole loans for others including $3.8 billion of loans serviced for FNMA with recourse. For the year ended December 31, 1996, fees received for such servicing activities totaled $13 million, or approximately one-half of one percent of total revenues compared to $7 million or approximately three-tenths of one percent of total revenues for the year ended December 31, 1995.

     The Company also purchases, on a selective basis and only after strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1996, 1995, and 1994 amounted to $5 million, $31 million, and $69 million, respectively.

     Loan repayments consist of monthly loan amortization, loan payoffs, and loan refinances. During 1996, 1995, and 1994, repayments amounted to $3.1 billion, $2.3 billion, and $3.2 billion, respectively. The increase in repayments in 1996 as compared to 1995 was due to higher mortgage payoffs and higher refinances within the portfolio as well as an increase in the portfolio balance. The 1996 increase would have been even higher if the Company had not securitized $3.6 billion of loans into MBS during the 1995 and 1996. The decrease in repayments in 1995 compared to 1994 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio.

     In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. In 1996 and 1995, the Company responded to increased competition from fixed-rate lenders by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The table below sets forth information relating to interest rates and loan fees charged for the years indicated.

                                                  TABLE 11

                     Weighted Average Interest Rates and Fees on New Loan Originations

                                                   1996         1995         1994         1993         1992
                                                 ---------    ----------   ----------   ----------   ----------
Weighted average interest rate on new real
   estate loans originated (a)                      7.59%         7.56%        6.44%        6.86%        8.06%

Weighted average loan fees received on new
   real estate loans originated (a)                  .25%          .25%         .29%         .59%         .81%

 (a) excludes loans purchased

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market assess capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. For the year ended December 31, 1996, the Company recognized gains of $11 million on the sale of loans due to the capitalization of servicing rights under SFAS 122. After $2 million of amortization, the balance at December 31, 1996 of the capitalized servicing rights was $9 million.

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

ASSET QUALITY

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure.
Loans in-substance foreclosed were no longer classified as part of the real estate held for sale portfolio upon adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as of January 1, 1993. At December 31, 1996, 1995, 1994, and 1993
loans in-substance foreclosed were included in the Company's total loan portfolio. The Company had previously measured loan impairment in accordance with the methods prescribed in SFAS 114; thus, the amounts for all years shown in Table 12 on the following page are comparable. No interest is recognized on nonaccrual loans.

     The table below sets forth the components of the Company's nonperforming assets and troubled debt restructured (TDRs) and the various ratios to total assets at December 31.

                                                  TABLE 12

                            Nonperforming Assets and Troubled Debt Restructured
                                           (Dollars in thousands)

                                          1996            1995           1994            1993            1992
                                     ------------   -------------   ------------    ------------    ------------
Non-accrual loans                    $   373,157    $    314,086    $   284,103     $   330,062     $   263,065
Real estate acquired
    through foreclosure                   82,075          75,158         70,981          62,724          56,642
Loans in-substance foreclosed                -0-             -0-            -0-             -0-           9,351
Real estate in judgment                      416             443            390           1,366           1,030
                                     -----------    ------------    -----------     -----------     -----------
Total nonperforming assets           $   455,648    $    389,687    $   355,474     $   394,152     $   330,088
                                     ===========    ============    ===========     ===========     ===========

TDRs                                 $    84,082    $     45,222    $    72,827     $    37,190     $    13,038
                                     ===========    =============   ============    ===========     ===========
Ratio of nonperforming
    assets to total assets                 1.21%           1.11%          1.12%           1.37%           1.27%
                                     ===========    ============    ============    ===========     ===========
Ratio of TDRs to total assets               .22%            .13%           .23%            .13%            .06%
                                     ===========    ============    ============    ===========     ===========
Ratio of NPAs and TDRs to
    total assets                           1.43%           1.24%          1.35%           1.50%           1.33%
                                     ===========    ============    ============    ===========     ===========

     The increase in NPAs during 1996 reflects the continued weakness in the California housing market and increased bankruptcies nationwide. The level of NPAs during 1993 through 1995 remained relatively flat even though the loan portfolio continued to grow. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans greater than 90 days past due) is fully-reserved and amounted to $20 million in 1996, $18 million in 1995, and $17 million in 1994.

     The Company's troubled debt restructured were $84 million, or 0.22% of assets, at December 31, 1996, compared to $45 million, or 0.13% of assets, at yearend 1995 and $73 million, or 0.23% of assets, at yearend 1994. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. Interest foregone on TDRs amounted to $1.7 million in 1996 compared to $1.8 million in 1995 and $811 thousand in 1994.

     The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1996, and 1995.

                                                  TABLE 13

                                       Nonperforming Assets by State
                                             December 31, 1996
                                           (Dollars in thousands)

                           Non-Accrual Loans (a)
                   --------------------------------------               Real Estate Owned
                         Residential                      ---------------------------------------------                 NPAs as
                         Real Estate         Commercial         Residential                 Commercial     Total        a % of
     State           1 - 4          5+       Real Estate     1 - 4        5+        Land    Real Estate    NPAs(b)       Loans
-----------------  -----------  -----------  -----------   ----------  ---------  --------- ------------  ----------   -----------
California         $  287,869   $   21,560   $    2,385    $  69,006   $  9,156   $    475  $     2,175    $392,626       1.69%
Illinois                5,487          223          -0-          247        472        -0-          -0-       6,429       0.52
Texas                   5,258          -0-          -0-          429        -0-        -0-          -0-       5,687       0.46
Colorado                1,881          -0-        3,090          -0-        -0-        -0-          -0-       4,971       0.41
New Jersey             12,593          -0-        1,876        1,194        -0-        -0-          -0-      15,663       1.48
Florida                 6,263          -0-          267          411        -0-        -0-          -0-       6,941       0.67
Washington              1,903          -0-          -0-          -0-        -0-        -0-          -0-       1,903       0.25
Arizona                 1,280          -0-          -0-          -0-        -0-        -0-          -0-       1,280       0.19
Virginia                1,464          -0-          -0-          368        -0-        -0-          -0-       1,832       0.36
Pennsylvania            4,606          -0-            6          203        -0-        -0-          -0-       4,815       0.98
Connecticut             2,864          -0-          -0-           94        -0-        -0-          -0-       2,958       0.73
Maryland                1,956          -0-          -0-           98        -0-        -0-          -0-       2,054       0.62
Oregon                    555          -0-          -0-          -0-        -0-        -0-          -0-         555       0.24
Nevada                  1,348          -0-          -0-          -0-        -0-        -0-          -0-       1,348       0.74
Utah                      561          -0-          -0-          -0-        -0-        -0-          -0-         561       0.37
Kansas                    950           40          -0-          -0-        -0-        -0-          -0-         990       0.66
Minnesota                 586          -0-          -0-          -0-        -0-        -0-          -0-         586       0.41
Wisconsin                 226          -0-          -0-          -0-        -0-        -0-          -0-         226       0.22
Missouri                  504          231          -0-          147        -0-        -0-          -0-         882       1.15
Massachusetts             -0-          -0-           20          -0-        -0-        -0-          -0-          20       0.03
New York                4,057          -0-          -0-          113        -0-        -0-          -0-       4,170       8.59
Washington DC             -0-          -0-          -0-          -0-        -0-        -0-          -0-         -0-       0.00
Georgia                   995          -0-          -0-          -0-        -0-        -0-          -0-         995       2.65
New Mexico                -0-          -0-          -0-          -0-        -0-        -0-          -0-         -0-       0.00
Idaho                     -0-          -0-          -0-          -0-        -0-        -0-          -0-         -0-       0.00
Ohio                       61          -0-           58          -0-        -0-        -0-          -0-         119       0.49
Delaware                   59          -0-          -0-          -0-        -0-        -0-          -0-          59       0.26
North Carolina            -0-          -0-          -0-          -0-        -0-        -0-          -0-         -0-       0.00
South Dakota              -0-          -0-          -0-          -0-        -0-        -0-          -0-         -0-       0.00
Other                      75          -0-          -0-          -0-        -0-        -0-          -0-          75       0.45
                   ----------   ----------   ----------   ----------   --------   --------   ----------    --------    -------
  Totals           $  343,401   $   22,054   $    7,702   $   72,310   $  9,628   $    475   $    2,175    $457,745       1.36
                   ==========   ==========   ==========   ==========   ========   ========   ==========

REO general valuation allowance                                                                              (2,097)     (0.00)
                                                                                                          ---------     ------
                                                                                                         $  455,648       1.36%
                                                                                                          =========     ======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued. (b) During 1995 and 1996, loans amounting to $3.6 billion were securitized with full recourse into FNMA mortgage-backed securities. The December 31, 1996 balance of the related nonperforming assets are reflected in the amounts above.

                                                  TABLE 14

                                       Nonperforming Assets by State
                                             December 31, 1995
                                           (Dollars in thousands)

                           Non-Accrual Loans (a)
                   --------------------------------------             Real Estate Owned
                         Residential                         ----------------------------------------              NPAs as
                         Real Estate         Commercial        Residential            Commercial      Total        a % of
      State          1 - 4          5+       Real Estate     1 - 4         5+         Real Estate     NPAs(b)      Loans
------------------ -----------  -----------  -----------   ----------  ---------      -----------  ----------   -----------
California            265,179   $    8,075    $     808    $  53,231    $16,969        $    3,574    $347,836       1.55%
Colorado                1,308           64        3,069          -0-        -0-               -0-       4,441       0.42
Illinois                3,098          472          -0-          599        342               -0-       4,511       0.44
Texas                   2,004          -0-          -0-          -0-        -0-               -0-       2,004       0.22
New Jersey             10,541          -0-          603          355        -0-               -0-      11,499       1.31
Florida                 2,956          -0-          149          398        -0-               -0-       3,503       0.50
Washington                520          -0-          -0-          319        -0-               -0-         839       0.13
Arizona                 1,052          -0-          -0-           51        -0-               -0-       1,103       0.23
Virginia                1,231          -0-          -0-          604        -0-               -0-       1,835       0.43
Pennsylvania            2,209          -0-          -0-          -0-        -0-               -0-       2,209       0.56
Connecticut             3,130          -0-          -0-          384        -0-               -0-       3,514       1.12
Maryland                  796          -0-          -0-          -0-        -0-               -0-         796       0.29
Oregon                    538          -0-          -0-          -0-        -0-               -0-         538       0.28
Nevada                    793          -0-          -0-          114        -0-               -0-         907       0.57
Kansas                    719           40          -0-          -0-        -0-               -0-         759       0.56
Utah                      122          -0-          -0-          -0-        -0-               -0-         122       0.13
Minnesota                 -0-          -0-          -0-          -0-        -0-               -0-         -0-       0.00
Missouri                  402          171          -0-          -0-        -0-               -0-         573       0.79
Wisconsin                 -0-          -0-          -0-          -0-        -0-               -0-         -0-       0.00
New York                2,664          -0-          -0-          683        -0-               -0-       3,347       6.28
Georgia                   917          -0-          -0-           50        -0-               -0-         967       2.15
Washington DC               7          -0-          -0-          -0-        -0-               -0-           7       0.02
Ohio                       71          -0-           58            1        -0-               154         284       0.88
New Mexico                  1          -0-          -0-          -0-        -0-               -0-           1       0.00
Delaware                  -0-          -0-          -0-          -0-        -0-               -0-         -0-       0.00
Idaho                     -0-          -0-          -0-          -0-        -0-               -0-         -0-       0.00
North Carolina             41          -0-          -0-          -0-        -0-               -0-          41       0.33
Other                     278          -0-          -0-          -0-        -0-               -0-         278       0.83
                  -----------   ----------   ----------   ----------  ---------        ----------     -------      -----
  Totals          $   300,577   $    8,822   $    4,687   $   56,789  $  17,311        $    3,728     391,914       1.28
                  ===========   ==========   ==========   ==========  =========        ==========

REO general valuation allowance                                                                        (2,227)     (0.01)
                                                                                                     --------    -------
                                                                                                     $389,687       1.27%
                                                                                                     ========    =======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b)  During 1995,  loans  amounting to $2.3 billion were  securitized  with full recourse into FNMA mortgage-backed securities. The December 31, 1995 balance of the related nonperforming assets are reflected in the amounts above.

     At December 31, 1996, approximately $360 million of the Company's loans were 30 to 89 days past due and an additional $152 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for loan losses.

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

     The table below shows the changes in the allowance for loan losses for the years indicated:

                                                     TABLE 15

                                       Changes in Allowance for Loan Losses
                                              (Dollars in thousands)

                                                1996          1995           1994          1993          1992
                                            -----------   ------------   -----------   -----------   ------------
  Beginning allowance for loan losses       $  141,988    $   124,003    $  106,698    $   70,924    $    48,036
  Provision charged to expense                  84,256         61,190        62,966        65,837         43,218
  Less loans charged off                       (31,239)       (44,656)      (46,556)      (38,475)       (21,227)
  Add recoveries                                   697          1,451           895         1,145            897
  Reclassification of in-substance foreclosure
    allowances                                     -0-            -0-           -0-         7,267            -0-
                                            ----------    -----------    ----------    ----------    -----------
  Ending allowance for loan losses          $  195,702    $   141,988    $  124,003    $  106,698    $    70,924
                                            ==========    ===========    ==========    ==========    ===========
  Ratio of net chargeoffs to average loans
    outstanding (including MBS with recourse)     .10%           .15%          .18%          .16%           .10%
                                            ==========    ===========    ==========    ==========    ===========
  Ratio of allowance for loan losses to
    nonperforming assets                         43.0%          36.4%         34.9%         27.1%          21.5%
                                            ==========    ===========    ==========    ===========   ===========

     Chargeoffs decreased in 1996, as compared to 1995, as a result of decreases in losses on REO property.

INVESTMENT ACTIVITIES

     Golden West's investment securities portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, United States government obligations, and collateralized mortgage obligations. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1996, 1995, and 1994, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized.

     The Company holds collateralized mortgage obligations (CMOs) on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1996, the great majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in the regulatory liquidity measurement.

     At December 31, 1996, 1995, and 1994, the Company had securities available for sale in the amount of $781 million, $902 million, and $1.5 billion, respectively, including unrealized gains on investment securities available for sale of $159 million, $117 million, and $23 million, respectively. Gains or losses on sales of investment securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

     The table below sets forth the composition of the Company's securities available for sale at December 31.

                                                     TABLE 16

                                   Composition of Securities Available for Sale
                                              (Dollars in thousands)

                                                                       1996            1995           1994
                                                                    ------------    ------------   ------------
          Certificates of deposit and short-term bank notes         $   149,997     $    50,000    $    29,969
          U.S Treasury and Government agency obligations                200,844         174,819        637,069
          Collateralized mortgage obligations                           169,812         407,947        668,128
          Commercial paper                                                  -0-          50,974          1,269
          Equity securities                                             260,672         218,116        152,410
                                                                    -----------     -----------    -----------
                                                                    $   781,325     $   901,856    $ 1,488,845
                                                                    ===========     ===========    ===========

     The weighted average yields on the securities available for sale portfolio were 6.64%, 5.89%, and 5.24% at December 31, 1996, 1995, and 1994, respectively.

     The table below sets forth the composition of the Company's other investments at December 31.

                                                     TABLE 17

                                         Composition of Other Investments
                                              (Dollars in thousands)

                                                                   1996           1995           1994
                                                                ------------   ------------   -----------
            Eurodollar time deposits, at cost                   $   102,400    $       -0-    $      -0-
            Federal funds, at cost                                  324,432        490,960       152,000
            Short-term repurchase agreements collateralized
                by mortgage-back securities, at cost                652,000        699,200       382,600
                                                                -----------     ----------    ----------
                                                                 $1,078,832     $1,190,160    $  534,600
                                                                ===========     ==========    ==========

     The weighted average yields on the other investments portfolio were 7.01%, 6.00%, and 5.92% at December 31, 1996, 1995, and 1994, respectively. As of December 31, 1996, the entire other investments portfolio matures in 1997.

MORTGAGE-BACKED SECURITIES

     The Company classifies its mortgage-backed securities as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 1996, 1995, and 1994, the Company had mortgage-backed securities held to maturity in the amount of $4.1 billion, $3.1 billion, and $871 million, respectively, including $3.3 billion of FNMA MBS subject to full credit recourse by the Company at December 31, 1996.

     MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1996, 1995, and 1994, the Company had mortgage-backed securities available for sale in the amount of $227 million, $283 million, and $323 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $11 million, $14 million, and $6 million, respectively. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its held to maturity portfolio into MBS with recourse which are available to be used as collateral for borrowings. These MBS are recorded at cost if they are held to maturity and recorded at fair value if they are available for sale.

     During 1994, after reviewing the opportunities to sell MBS together with the capacity to hold MBS for investment, the Company decided to retain a larger volume for investment. Consequently, during 1994, the Company transferred $454 million of its available for sale portfolio of MBS to its held to maturity portfolio. The unrealized holding gain on these securities in the amount of $7 million has been fully amortized as a yield adjustment. During 1996, the Company transferred an additional $218 million of MBS available for sale to the MBS held to maturity portfolio for long-term investment.

     During 1996 and 1995, the Company securitized $1.3 billion and $2.3 billion, respectively, of adjustable rate mortgages into Federal National Mortgage Association COFI-indexed mortgage-backed securities to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

     Repayments of MBS during the years 1996, 1995, and 1994 amounted to $413 million, $210 million, and $311 million, respectively. MBS repayments were higher in 1996 due to the increase in total MBS outstanding and an increase in prepayments on underlying mortgages. The decreases in repayments on MBS in 1995 over 1994 were primarily due to decreased prepayments on the underlying mortgages.

     For information on MBS see Notes D and E to the Financial Statements included in Item 14.

GOODWILL

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote-off goodwill totaling $205.2 million as the cumulative effect of the change in accounting for goodwill. Financial statements from periods prior to 1996 have not been restated. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than
 .2% of total assets is not material and has been reclassified to other assets. The minor amount of continuing goodwill amortization no longer warrants a separate line item on the Company's Consolidated Statement of Net Earnings and, therefore, for 1996 and later, will be reclassified to other income.

LONG-LIVED ASSETS AND OTHER INTANGIBLES

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1996 and 1995 consolidated financial statements.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased during 1996 as a result of retained earnings and increased market values of securities available for sale. These increases were partially offset by the $106 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1995 as a result of retained earnings and the increase in market values of investment and mortgage-backed securities available for sale since December 31, 1994. The Company's stockholders' equity decreased by $65 million during 1994 due to the $216 million cost of the repurchase of Company stock, the $66 million decrease in unrealized gains on securities available for sale compared to a year earlier, and $19 million of common stock dividends. These decreases in stockholders' equity were substantially offset by 1994's net earnings.

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

     In 1993, 1994 and 1995, through three separate actions, the Company's Board of Directors' authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. For the period from October 28, 1993 through December 31, 1996, 7.8 million shares had been repurchased and retired at a cost of $332 million. During 1996, 1.9 million were purchased and retired at a cost of $106 million. The remaining number of shares authorized for repurchase is 4.4 million at December 31, 1996.

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

SFAS 128 - EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaces Primary and Fully-diluted Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS will be calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There will be no adjustment to the number of outstanding shares for stock options or other dilutive items as is currently done in the calculation of Primary EPS. Diluted EPS will take into account the effect of dilutive instruments, such as stock options, but will use the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, the current, Fully-diluted EPS uses the period-ending share price, if it exceeds the average price, in the calculation to determine the number of incremental shares that are to be added. The impact of SFAS 128 on the Company's financial condition and results of operations is not expected to be material.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1996, 1995, and 1994 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996, and is incorporated herein by reference.

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

                                                     TABLE 18

                         Average Interest-Earning Assets and Interest-Bearing Liabilities
                                      At and for the Years Ended December 31
                                              (Dollars in thousands)

                                               1996                             1995                           1994
                                     ----------------------------  -----------------------------  ----------------------------
                                                          End                            End                           End
                                                          of                             of                            of
                                     Average     Average  Period    Averages    Average  Period   Average     Average  Period
                                     Balances    Yield    Yield     Balances    Yield    Yield    Balances    Yield    Yield
                                     ----------  -------  -------  -----------  -------  -------  ----------  -------  -------
ASSETS
Investment Securities               $ 1,690,498  6.18%    6.88%   $ 2,188,929   5.97%    5.96%    $ 2,149,385   4.98%   5.42%
Mortgage-back securities              3,392,220  7.26%    7.13%     2,294,360   7.90%    7.41%      1,276,615   8.14%   8.37%
Loans receivable (a)                 29,316,590  7.52%    7.43%    27,948,917   7.51%    7.69%     24,963,935   6.61%   6.85%
Invest. in capital stock of FHLB        433,819  6.23%    6.34%       345,837   5.15%    4.92%        328,998   4.89%   4.81%
                                    -----------  -----            -----------   -----             -----------   -----
                                    $34,833,127  7.41%            $32,778,043   7.41%             $28,718,933   6.53%
                                    ===========  =====            ===========   =====             ===========   =====

LIABILITIES
Customer Deposits:
  Checking accounts                 $   622,011  1.21%    1.71%   $   711,460   1.30%    1.25%    $   730,956    1.30%   1.28%
  Savings accounts                    1,880,457  2.30%    2.38%     2,073,226   2.32%    2.90%      2,835,339    2.05%   2.92%
  Term accounts                      18,756,033  5.39%    5.32%    17,526,056   5.66%    5.54%     14,496,937    4.46%   4.98%
                                     ----------  -----    -----    ----------   -----    -----    -----------    -----   -----
     Total customer deposits         21,258,501  4.99%    4.98%    20,310,742   5.16%    5.15%     18,063,232    3.96%   4.57%
Advances from FHLB                    7,343,334  5.57%    5.47%     6,438,791   5.74%    5.70%      6,251,431    4.30%   5.21%
Reverse repurchases                   2,013,427  5.86%    5.45%     1,120,860   6.31%    6.15%        574,487    6.55%   6.67%
Other borrowings                      2,202,477  7.36%    7.65%     3,030,067   7.14%    7.15%      1,961,828    6.84%   7.25%
                                     ----------  -----             ----------   -----             -----------    -----
Interest-bearing liabilities        $32,817,739  5.33%            $30,900,460   5.52%             $26,850,978    4.30%
                                    ===========  =====            ===========   =====             ============   =====
Net interest margin                              2.08%                          1.89%                            2.23%
                                                 =====                          =====                            =====
Net interest income                 $   830,960                   $   722,836                     $   721,730
                                    ===========                   ===========                     ===========
Net yield on average interest-
   earning assets                                2.39%                          2.21%                             2.51%
                                                 =====                          =====                             =====

(a)  Includes nonaccrual loans (90 days or more past due).

         The table below presents the changes for 1996 and 1995 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                                     TABLE 19

                         Volume and Rate Analysis of Interest Income and Interest Expense
                                              Years Ended December 31
                                              (Dollars in thousands)

                                                                     Increase/Decrease in Income/Expense Due to Changes in
                                                                             Due to Changes in Volume and Rate (a)
                                                                ----------------------------------------------------------------
                              1996        1995        1994             1996 versus 1995                1995 versus 1994
                            ----------  ----------  ----------  -------------------------------  ------------------------------
                            ----------  ----------  ----------
                            Income/     Income/     Income/
                            Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                            ----------  ----------  ----------  ---------  ---------  ---------  ---------  ---------  --------
Interest Income
Investments                 $  104,510  $  130,595  $  107,059  $  (31,018)  $  4,933  $ (26,085) $   2,003  $ 21,533   $ 23,536
Mortgage-backed securities     246,293     181,355     103,927      78,260    (13,322)    64,938     80,356    (2,928)    77,428
Loans receivable             2,203,752   2,097,664   1,649,413     102,804      3,284    106,088    209,769   238,482    448,251
Invest. in capital stock of
   Federal Home Loan Banks      27,006      17,827      16,078       5,054      4,125      9,179        845       904      1,749
                            ----------  ----------  ----------
Total interest income        2,581,561   2,427,441   1,876,477

Interest Expense
  Customer deposits
   Checking accounts        $    7,536  $    9,258  $    9,463  $   (1,112)  $   (610) $  (1,722) $    (253) $     48   $   (205)
   Savings accounts             43,261      48,033      58,163      (4,437)      (335)    (4,772)   (19,535)    9,405    (10,130)
   Term accounts             1,010,617     991,099     646,727      59,545    (40,027)    19,518    150,989   193,383    344,372
                            ----------  ----------  ----------  ----------   --------  ---------  ---------  --------   --------
    Total customer deposits  1,061,414   1,048,390     714,353      53,996    (40,972)    13,024    131,201   202,836    334,037

Advances from Federal Home
  Loan Banks                   409,040     369,239     268,952      50,004    (10,203)    39,801      8,283    92,004    100,287
Securities sold under
  agreements to repurchase     117,960      70,709      37,620      51,897     (4,646)    47,251     34,415    (1,326)    33,089
Other borrowings               162,187     216,267     134,182     (61,188)     7,108    (54,080)    76,009     6,076     82,085
                            ----------  ----------  ----------  ----------   --------  ---------  ---------  --------   --------
                             1,750,601   1,704,605   1,155,107
                            ----------  ----------  ----------
Net interest income         $  830,960  $  722,836  $  721,370  $   60,391   $ 47,733   $108,124  $  43,065  $(41,599)  $  1,466
                            ==========  ==========  ==========  ==========   ========  =========  =========  ========   ========

Net interest income
increase (decrease) as a
percentage of average
earning assets (c)                                                   0.17%      0.14%      0.31%      0.13%    (0.12%)     0.01%
                                                                ==========   ========  =========  =========  ========   ========

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

THRIFT INDUSTRY

     The operations of the thrift industry are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the policies of financial institution regulatory authorities. Customer deposit flows and costs of funds are impacted by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, savings banks, commercial banks and credit unions. As members, the Insured Institutions are required to own capital stock of an FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. The OTS requires the institutions it regulates, including World and WFSB, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31, 1996, 1995, and 1994, World's regulatory average liquidity ratio was 8%, 8%, and 7%, respectively. WFSB's regulatory average liquidity ratio was 6% for the months ended December 31, 1996 and 1995, respectively. World and WFSB exceeded the monthly 5% requirement for all months during 1996 and 1995, as did World in 1994.

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

     During 1996, federal legislation was enacted to recapitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, World Savings and Loan Association, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the assessments paid by the Association to the FDIC will be reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Included in this reduction, is an adjustment of the assessment for deposit insurance to zero and a reduction in the assessment for the Financing Corporation (FICO) to $.648 per $1,000 of deposits. Also, beginning on January 1, 1997, the assessments paid by BIF insured institutions such as WFSB, with respect to BIF-assessable deposits, will be increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000. The increased assessment for BIF-assessable deposits is comprised solely of an assessment for FICO.

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

     In addition, the same 1996 federal legislation which recapitalized the SAIF, also included a provision which directs federal banking regulators to take appropriate actions to prevent insured depositories from encouraging and facilitating the shifting of deposits from SAIF to BIF. The provision is the subject of a notice of proposed rulemaking issued by the FDIC, but it is not clear how the provision will be enforced or how the proposed rule will appear in final form.

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

     The following table summarizes World's regulatory capital ratio and compares them to the OTS requirements at December 31.

                                                     TABLE 20

                                        World Savings and Loan Association
                                             Regulatory Capital Ratios
                                              (Dollars in thousands)

                                    1996                                               1995
              -------------------------------------------------- --------------------------------------------------
                       ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
               -----------------------   ----------------------   -----------------------   -----------------------
                Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
               -----------   ---------   -----------   ---------  ------------   --------   ------------  ---------
   Tangible    $1,334,813       6.37%    $  314,254        1.50%  $ 1,924,910      6.38%    $  452,761       1.50 %
   Core         1,334,813       6.37        628,507        3.00     1,924,910      6.38        905,521       3.00
   Risk-based   1,655,820      13.91        952,631        8.00     2,243,519     13.40      1,339,177       8.00

         The following table summarizes WFSB's regulatory capital ratio and compares them to the OTS requirements at December 31.

                                                     TABLE 21

                                    World Savings Bank, a Federal Savings Bank
                                             Regulatory Capital Ratios
                                              (Dollars in thousands)

                                    1996                                                1995
              --------------------------------------------------  -------------------------------------------------
                       ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
               -----------------------   ----------------------   -----------------------   -----------------------
                Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
               -----------   ---------   -----------   ---------  ------------   --------   ------------  ---------
   Tangible    $1,133,016      6.69%     $  254,140        1.50%  $   562,788      14.01%   $    60,247       1.50%
   Core         1,133,016      6.69         508,279        3.00       562,788      14.01        120,494       3.00
   Risk-based   1,173,583     13.14         714,609        8.00       568,451      26.55        171,305       8.00


     In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that World Savings and WFSB do not have above-normal exposure to interest-rate risk.

     The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The tables on the following pages summarize the capital ratios for each of the five classifications and shows that World Savings and WFSB met the "well capitalized" standard as of December 31, 1996.

     The table below shows a reconciliation of World's equity capital to regulatory capital at December 31, 1996.

                                                     TABLE 22

                                        World Savings and Loan Association
                              Reconciliation of Equity Capital to Regulatory Capital
                                              (Dollars in thousands)

                                                                                Core/         Tier 1          Total
                                   Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                   Capital        Capital        Equity        Capital        Capital        Capital
                                 ------------   ------------  -------------  ------------   ------------   ------------

Common stock                     $       150
Paid-in surplus                      233,441
Retained earnings                  1,101,222
Unrealized gains on securities
  available for sale                  93,101
                                 -----------
Equity capital                   $ 1,427,914     $1,427,914     $1,427,914    $1,427,914     $1,427,914     $1,427,914
                                 ===========
Unrealized gains on securities
  available for sale                                (93,101)       (93,101)      (93,101)       (93,101)       (93,101)
Equity/other investments                                                                                        (2,591)
Subordinated debt                                                                                              199,510
General valuation allowance                                                                                    124,088
                                               ------------   ------------   -----------   ------------   ------------
Regulatory capital                             $  1,334,813   $  1,334,813   $ 1,334,813   $  1,334,813   $  1,655,820
                                               ============   ============   ===========   ============   ============
Total assets                     $21,040,890
                                 ===========
Adjusted total assets                          $ 20,950,249   $ 20,950,249   $20,950,249
                                               ============   ============   ===========
Risk-weighted assets                                                                       $ 11,907,883   $ 11,907,883
                                                                                           ============   ============
CAPITAL RATIO - ACTUAL                 6.79%          6.37%          6.37%         6.37%         11.21%         13.91%
                                 ============  ============   ============   ===========   ============   ============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                5.00%          6.00%         10.00%
                                                                             ===========   ============   ============
  Adequately capitalized,
    equal to or greater than                          1.50%                         4.00%          4.00%          8.00%
                                               ============                  ============  =============   ============
  Undercapitalized, less than                         1.50%                         4.00%          4.00%          8.00%
                                               ============                  ============  =============   ============
  Significantly
undercapitalized,
    less than                                                                       3.00%          3.00%          6.00%
                                                                             ============  =============   ============
  Critically undercapitalized,
    equal to or less than                                            2.00%
                                                              ============

     The table below shows a reconciliation of World's equity capital to regulatory capital at December 31, 1995.

                                    TABLE 23

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                Core/         Tier 1          Total
                                   Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                   Capital        Capital        Equity        Capital        Capital        Capital
                                 ------------   ------------  -------------  ------------   ------------   ------------
Common stock                     $       150
Paid-in surplus                      233,441
Retained earnings                  1,822,852
Unrealized gains on
securities
  available for sale                  71,886
                                 -----------
Equity capital                  $  2,128,329     $2,128,329     $2,128,329    $2,128,329     $2,128,329     $2,128,329
                                 ============
Positive goodwill                                  (204,992)      (204,992)     (204,992)      (204,992)      (204,992)
Negative goodwill                                    73,459         73,459        73,459         73,459         73,459
Unrealized gains on securities
  available for sale                                (71,886)       (71,886)      (71,886)       (71,886)       (71,886)
Equity/other investments                                                                                          (450)
Subordinated debt                                                                                              199,299
General valuation allowance                                                                                    119,760
                                               ------------   ------------   -----------   ------------   ------------
Regulatory capital                             $  1,924,910   $  1,924,910   $ 1,924,910   $  1,924,910   $  2,243,519
                                               ============   ============   ===========   ============   ============
Total assets                    $ 30,354,740
                                 ============
Adjusted total assets                          $ 30,184,046   $ 30,184,046   $30,184,046
                                               =============  =============  ===========
Risk-weighted assets                                                                       $ 16,739,718   $ 16,739,718
                                                                                           ============   ============
CAPITAL RATIO - ACTUAL                 7.01%          6.38%          6.38%         6.38%         11.50%         13.40%
                                 ===========   ============   ============   ===========   ============   ============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                 5.00%          6.00%         10.00%
                                                                              ===========   ============    ===========
  Adequately capitalized,
    equal to or greater than                          1.50%                         4.00%          4.00%          8.00%
                                                ===========                   ===========   ============    ===========
  Undercapitalized, less than                         1.50%                         4.00%          4.00%          8.00%
                                                ===========                   ===========   ============    ===========
  Significantly Undercapitalized,
    less than                                                                       3.00%          3.00%          6.00%
                                                                              ===========   ============    ===========
  Critically undercapitalized,
    equal to or less than                                            2.00%
                                                               ===========

     The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1996.

                                                     TABLE 24

                                    World Savings Bank, a Federal Savings Bank
                              Reconciliation of Equity Capital to Regulatory Capital
                                              (Dollars in thousands)

                                                                              Core/         Tier 1          Total
                                 Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                 Capital        Capital        Equity        Capital        Capital        Capital
                               ------------   ------------  -------------  ------------   ------------   ------------
Common stock                   $       150
Paid-in surplus                  1,070,182
Retained earnings                   65,731
Unrealized gains on securities
  available for sale                   654
                               -----------
Equity capital                 $ 1,136,717     $1,136,717     $1,136,717    $1,136,717     $1,136,717     $1,136,717
                               ===========
Positive goodwill                                  (3,047)        (3,047)       (3,047)        (3,047)        (3,047)
Unrealized gains on
securities
  available for sale                                 (654)          (654)         (654)          (654)          (654)
General valuation allowance                                                                                   40,567
                                              -----------   ------------   -----------   ------------    -----------
Regulatory capital                            $ 1,133,016   $  1,133,016   $ 1,133,016   $  1,133,016   $  1,173,583
                                              ===========   ============   ===========   ============   ============
Total assets                   $16,929,859
                               ===========
Adjusted total assets                         $16,942,646   $ 16,942,646   $16,942,646
                                              ===========   ============   ===========
Risk-weighted assets                                                                     $  8,932,609   $  8,932,609
                                                                                         ============   ============
CAPITAL RATIO - ACTUAL               6.71%          6.69%          6.69%         6.69%         12.68%         13.14%
                               ===========    ===========   ============   ===========   ============   ============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                              5.00%          6.00%         10.00%
                                                                           ===========    ===========    ===========
  Adequately capitalized,
    equal to or greater than                        1.50%                        4.00%          4.00%          8.00%
                                             ============                  ===========    ===========    ===========
  Undercapitalized, less than                       1.50%                        4.00%          4.00%          8.00%
                                             ============                  ===========    ============   ===========
  Significantly undercapitalized,
    less than                                                                    3.00%          3.00%          6.00%
                                                                           ===========    ===========    ===========
  Critically undercapitalized,
    equal to or less than                                         2.00%
                                                            ===========

     The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1995.

                                                     TABLE 25

                                    World Savings Bank, a Federal Savings Bank
                              Reconciliation of Equity Capital to Regulatory Capital
                                              (Dollars in thousands)

                                                                              Core/         Tier 1          Total
                                 Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                 Capital        Capital        Equity        Capital        Capital        Capital
                               ------------   ------------  -------------  ------------   ------------   ------------
Common stock                   $       150
Paid-in surplus                    570,182
Retained deficit                    (3,481)
                               -----------
Equity capital                 $   566,851     $  566,851     $  566,851    $  566,851     $  566,851     $  566,851
                               ============
Positive goodwill                                  (4,063)        (4,063)       (4,063)        (4,063)        (4,063)
General valuation allowance                                                                                    5,663
                                              -----------    -----------    ----------     ----------    -----------
Regulatory capital                            $   562,788    $   562,788    $  562,788     $  562,788    $   568,451
                                              ===========    ===========    ==========     ==========    ===========
Total assets                    $ 4,017,491
                               ============
Adjusted total assets                         $  4,016,477   $  4,016,477  $ 4,016,477
                                              ============   ============  ===========
Risk-weighted assets                                                                     $  2,141,316    $ 2,141,316
                                                                                         ============    ===========
CAPITAL RATIO - ACTUAL               14.11%         14.01%         14.01%        14.01%        26.28%         26.55%
                               ============   ============  ============   ===========   ============   ============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                              5.00%          6.00%         10.00%
                                                                           ===========    ===========    ===========
  Adequately capitalized,
    equal to or greater than                        1.50%                        4.00%          4.00%          8.00%
                                             ============                  ===========    ===========    ===========
  Undercapitalized, less than                       1.50%                        4.00%          4.00%          8.00%
                                             ============                  ===========    ===========    ===========
  Significantly undercapitalized,
    less than                                                                    3.00%          3.00%          6.00%
                                                                           ===========    ===========    ===========
  Critically undercapitalized,
    equal to or less than                                         2.00%
                                                            ===========

     The table below compares World's regulatory capital to the well capitalized classification at December 31.

                                                     TABLE 26

                                        World Savings and Loan Association
                          Regulatory Capital Compared to Well Capitalized Classification
                                              (Dollars in thousands)

                                     1996                                                1995
                ------------------------------------------------   -------------------------------------------------
                       ACTUAL               WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                ----------------------   -----------------------   -----------------------   -----------------------
                 Capital       Ratio       Capital       Ratio       Capital      Ratio       Capital       Ratio
                -----------   --------   ------------   --------   ------------  ---------   -----------   ---------
Leverage          $1,334,813    6.37%     $1,047,512      5.00%    $1,924,910      6.38%     $1,509,202      5.00%
Tier 1 risk based  1,334,813   11.21         714,473      6.00      1,924,910     11.50       1,004,383      6.00
Total risk-based   1,655,820   13.91       1,190,788     10.00      2,243,519     13.40       1,673,972     10.00

     The table below compares WFSB's regulatory capital to the well capitalized classification at December 31.

                                                     TABLE 27

                                    World Savings Bank, a Federal Savings Bank
                          Regulatory Capital Compared to Well Capitalized Classification
                                              (Dollars in thousands)

                                     1996                                                1995
                ------------------------------------------------   -------------------------------------------------
                       ACTUAL               WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                ----------------------   -----------------------   -----------------------   -----------------------
                 Capital       Ratio       Capital       Ratio       Capital      Ratio       Capital       Ratio
                -----------   --------   ------------   --------   ------------  ---------   -----------   ---------
Leverage          $1,133.016    6.69%     $  847,132      5.00%    $  562,788     14.01%     $  200,824      5.00%
Tier 1 risk based  1,133,016   12.68         535,957      6.00        562,788     26.28         128,479      6.00
Total risk-based   1,173,583   13.14         893,261     10.00        568,451     26.55         214,132     10.00

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

     Under the regulations, a Tier 1 association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus up to one-half of its capital in excess of the fully phased-in requirement at the beginning of the calendar year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS, which World obtained during 1996. A Tier 2 association may make capital distributions up to 75% of its net income over the most recent four quarter period, with the percentage varying based on its level of risk-based capital. Any capital distributions by a Tier 3 association or in excess of the foregoing amounts by a Tier 1 or Tier 2 association are subject to either prior OTS approval or notice must given to the OTS, which may disapprove the distribution. However, current law prohibits capital distributions by an institution that does not meet its capital requirements. Savings associations are required to give the OTS 30-day advance written notice of all proposed capital distributions. For purposes of capital distributions, the OTS has classified World and WFSB as Tier 1 institutions. World paid a total of $830 million in upstream dividends to Golden West during 1996.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 1996, the maximum amount that World could have loaned to one borrower (and related entities) was $248 million. At such date, the largest amount of loans that World had outstanding to any one borrower was $25 million. At December 31, 1996, the maximum that WFSB could have loaned to one borrower was $176 million while the largest amount of loans it had to one borrower was $29 million.

     DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association or a savings bank, such as the Association or WFSB, based upon the failure of the savings associations to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of the Insured Institutions). Thus, in the event of a liquidation of the Insured Institutions or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1996, the Insured Institutions had approximately $22.1 billion of deposits outstanding.

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

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 1996, World and WFSB were in compliance with the QTL test.

     TAXATION. The Company files consolidated federal income tax returns with its subsidiaries. The provision for federal and state taxes on income is based on taxes currently payable and taxes expected to be payable in the future as a result of events that have been recognized in the financial statements or tax returns.

     In years prior to 1996, the Association was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a reserve for bad debts subject to certain limitations. In the event distributions (which are subject to the regulatory restrictions described under "Regulatory Capital") are made from these reserves, such distributions will be subject to federal income taxes at the then prevailing corporate rates. It is not contemplated that accumulated reserves will be used in a manner that will create income tax liabilities.

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

EMPLOYEE RELATIONS

     The Company had a total of 4,028 full-time and 843 permanent part-time employees at December 31, 1996. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.  PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company has a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas. This complex houses its Loan Service, Savings Operations, and Information Systems Departments.

     The Company owns 197 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements included in Item 14.

     The Company continuously evaluates the suitability and adequacy of the offices of the Company and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company's consolidated financial condition or results of operations, or is otherwise required to be discussed pursuant to Item 103 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

     Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1996 and 1995 were as follows:

                                    TABLE 28

                            Common Stock Price Range

                                        1996                       1995
                                ----------------------     ---------------------
            First Quarter            49 - 55 7/8            34 3/4 - 39 3/4
            Second Quarter           50 - 56 1/2                38 - 50 1/4
            Third Quarter            51 - 58 3/8            43 3/4 - 52 1/2
            Fourth Quarter       59 1/2 - 68 3/4            49 3/8 - 57 1/2


PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1996 and 1995 were as follows:

                                    TABLE 29

                            Cash Dividends Per Share

                                     1996          1995
                                   ---------     ---------
            First Quarter           $ .095        $ .085
            Second Quarter          $ .095        $ .085
            Third Quarter           $ .095        $ .085
            Fourth Quarter          $ .110        $ .095

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by World Savings, investment income, and short-term borrowings.

     Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association or WFSB of any proposed dividend to be paid to the parent. Under OTS regulations, World Savings and WFSB are classified as Tier 1 associations and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

     At December 31, 1996, $252 million of the Insured Institutions' retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction and $1.2 billion of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

     At the close of business on March 18, 1997, 57,277,564 shares of Golden West's Common Stock were outstanding and were held by 1,611 stockholders of record. At the close of business on March 18, 1997, the Company's common stock price was 67.875.

     The transfer agent and registrar for the Golden West Common Stock is ChaseMellon Shareholder Services, L.C., San Francisco, California 94101.

     The Securities and Exchange Commission (Commission) maintains a web site which contains reports, proxy and information statements and other information pertaining to registrants that file electroncially with the Commission including Golden West. The address is http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing documents incorporated herein by reference.

                                    TABLE 30

                  Five Year Consolidated Summary of Operations
                 (Dollars in thousands except per share figures)


                                                                       Year Ended December 31
                                                 ---------------------------------------------------------------------
                                                    1996          1995           1994          1993          1992
                                                 -----------   ------------   -----------   -----------   ------------
Interest Income:
   Interest on loans                             $2,203,752     $2,097,664    $1,649,413    $1,637,764      1,740,845
   Interest on mortgage-backed securities           246,293        181,355       103,927       138,874        178,010
   Interest on dividends and investments            131,516        148,422       123,137        93,534         65,655
                                                 ----------    -----------    -----------   ----------    -----------
                                                  2,581,561      2,427,441     1,876,477     1,870,172      1,984,510
Interest Expense:
  Interest on customer deposits                   1,061,414      1,048,390       714,353       705,700        844,710
  Interest on advances and other borrowings         689,187        656,215       440,754       431,714        422,470
                                                 ----------    -----------    ----------    ----------    -----------
                                                  1,750,601      1,704,605     1,155,107     1,137,414      1,267,180
                                                 ----------    -----------    ----------    ----------    -----------
Net interest income                                 830,960        722,836       721,370       732,758        717,330
  Provision for loan losses                          84,256         61,190        62,966        65,837         43,218
                                                 ----------    -----------    ----------    ----------    -----------
Net interest income after provision for
  loan losses                                       746,704        661,646       658,404       666,921        674,112
Non-Interest Income:
  Fees                                               38,558         29,200        28,816        31,061         24,458
  Gain  (loss) on the sale of securities,
    mortgage-backed securities, and loans            11,954           (493)         (120)       22,541          4,058
  Other                                              24,387         13,833         8,790         8,440         12,601
                                                 ----------    -----------    ----------    ----------    -----------
                                                     74,899         42,540        37,486        62,042         41,117
Non-interest Expense
  General and administrative expenses
    Personnel                                       163,243        151,352       150,220       132,472        118,553
    Occupancy                                        50,171         48,737        44,472        40,443         38,521
    Deposit insurance                               167,528         44,993        40,220        35,706         37,621
    Advertising                                       9,277          9,850        10,761        10,782          8,968
    Other                                            63,203         61,260        57,246        53,764         47,212
                                                 -----------   ------------   -----------   -----------   -----------
                                                    453,422        316,192       302,919       273,167        250,875
Amortization of goodwill arising from acquisitions      -0-          2,762         2,589        (1,586)           661
                                                 -----------   ------------   -----------   ----------    -----------
                                                    453,422        318,954       305,508       271,581        251,536
                                                 -----------   ------------   -----------   ----------    -----------
Earnings before taxes on income                     368,181        385,232       390,382       457,382        463,693
Taxes on income                                      (1,732)       150,693       159,933       183,528        180,155
                                                 -----------   -----------    -----------   ----------    -----------
Earnings before cumulative effect of change in
  accounting for goodwill                           369,913        234,539       230,449       273,854        283,538
Cumulative effect of change in accounting
  for goodwill                                     (205,242)           -0-           -0-           -0-            -0-
                                                 -----------   -----------    ----------    ----------    -----------
Net earnings                                     $  164,671    $   234,539    $  230,449    $  273,854    $   283,538
                                                 ===========   ===========    ==========    ==========    ===========

Earnings per share before cumulative effect of
  change in accounting for goodwill              $     6.33    $      4.00    $     3.71    $     4.28    $      4.46
Cumulative effect of change in accounting
  for goodwill                                        (3.49)          0.00          0.00          0.00           0.00
                                                 -----------   -----------    ----------    ----------    -----------
Net earnings per share                           $     2.84    $      4.00    $     3.71    $     4.28    $      4.46
                                                 ===========   ===========    ==========    ==========    ===========

                                                     TABLE 31

                                     Five Year Summary of Financial Condition
                                              (Dollars in thousands)


                                                                      At December 31
                                   ---------------------------------------------------------------------------------
                                        1996            1995            1994             1993             1992
                                   --------------- --------------- ---------------  ---------------  ---------------
Assets                              $  37,730,598   $  35,118,156   $  31,683,741    $  28,829,288    $  25,890,921
Cash, securities available for
   sale, and other investments          2,078,876       2,310,711       2,265,886        2,417,871        1,179,868
Mortgage-backed securities              4,293,582       3,409,341       1,194,378        1,522,536        1,791,615
Loans receivable                       30,113,421      28,181,353      27,071,266       23,912,571       21,968,676
Goodwill arising from acquisitions (a)        -0-         138,562         136,245          136,754          155,873
(a)
Customer Deposits                      22,099,934      20,847,910      19,219,389       17,422,484       16,486,246
Advances from FHLBs                     8,798,433       6,447,201       6,488,418        6,281,691        5,499,363
Securities sold under agreements
    to repurchase and other             1,908,126       1,817,943         601,821        1,119,414          637,977
    borrowings
Medium-term notes                         589,845       1,597,507       1,164,079          676,540           81,267
Subordinated debt                       1,323,996       1,322,392       1,221,559        1,220,061          921,701
Stockholders' equity                    2,350,477       2,278,353       2,000,274        2,065,604        1,727,398

(a) During 1996, the Company adopted SFAS 72 for goodwill related to acquisitions made prior to September 30, 1982. As a result, the Company wrote-off goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets.

                                                     TABLE 32

                                           Five Year Selected Other Data
                                              (Dollars in thousands)


                                                                 Year Ended December 31
                                      -----------------------------------------------------------------------------
                                           1996            1995            1994            1993            1992
                                      -------------   -------------   -------------   -------------   -------------
New real estate loans originated       $  7,012,562    $  5,949,064    $  6,637,653    $  6,411,877    $  6,455,090
Average yield on new real estate loans        7.59%           7.56%           6.44%            6.86 %         8.06%
Customer deposits increase (decrease)  $  1,252,024    $  1,628,521    $  1,796,905    $    936,238    $   (332,264)
($)
Customer deposits increase (decrease)          6.0%            8.5%           10.3%            5.7%           (2.0%)
(%)
Net earnings/average net worth (ROE)          7.46% (a)      10.98%          11.11%          14.68%          17.86%
Net earnings/average assets (ROA)              .46% (a)        .69%            .78%            .98%           1.12%
General and administrative expense
(G&A) to:
    Total revenues                           17.07% (a)      12.80%          15.83%          14.14%          12.39%
    Average assets                            1.26% (a)        .93%           1.02%            .97%            .99%
Ratio of earnings to fixed charges:
(b)
    Including interest on customer            1.21x           1.23x           1.34x           1.40x           1.36x
deposits
    Excluding interest on customer            1.53x           1.58x           1.87x           2.05x           2.08x
deposits
Yield on loan portfolio                       7.43%           7.69%           6.85%           6.73%           7.52%
Yield on MBS                                  7.13%           7.41%           8.37%           8.67%           9.30%
Yield on investments                          6.88%           5.96%           5.42%           3.80%           4.17%
Yield on earning assets                       7.37%           7.56%           6.81%           6.61%           7.52%
Cost of deposits                              4.98%           5.15%           4.57%           3.92%           4.40%
Cost of borrowings                            5.80%           6.15%           5.85%           4.69%           5.58%
Cost of funds                                 5.28%           5.50%           5.00%           4.18%           4.75%
Spread                                        2.09%           2.06%           1.81%           2.43%           2.77%
Nonperforming asset/total assets (c)          1.21%           1.11%           1.12%           1.37%           1.27%
Stockholders' equity/total assets             6.23%           6.49%           6.31%           7.16%           6.67%
Average stockholders' equity/average          6.15%           6.30%           6.98%           6.65%           6.27%
assets
World Savings and Loan Association
(World)
  regulatory capital ratios: (d)
  Tangible capital                            6.37%           6.38%           6.26%           7.27%           6.54%
  Core capital                                6.37%           6.38%           6.64%           8.02%           7.54%
  Risk-based capital                         13.91%          13.40%          13.54%          17.42%          16.28%
World Savings Bank, FSB (WFSB)
  regulatory capital ratios: (d)
  Tangible capital                            6.69%          14.01%             ---             ---             ---
  Core capital                                6.69%          14.01%             ---             ---             ---
  Risk-based capital                         13.14%          26.55%             ---             ---             ---
Number of savings branch offices                244             233             237             227             227
Cash dividends per share               $       .395    $        .35    $        .31    $        .27    $        .23
Dividend payout ratio                        13.91%           8.75%           8.34%           6.31%           5.16%

(a) The numbers for the year ended December 31, 1996 include the 1996 SAIF assessment of $133 million, the special tax credit of $139 million, and the $205 million cumulative effect of the change in accounting for goodwill. The ratios for the year ended December 31, 1996, excluding the three 1996 nonrecurring items are: ROE 13.97%, ROA .86%, G&A to total revenues 12.08%, and G&A to average assets .89%.
(b) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(c) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real state owned acquired through foreclosure.
(d) The requirements are 1.5%, 3.0%, and 8.0% for tangible, core, and risk-based capital, respectively. World and WFSB currently meet their fully phased-in capital requirement.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     For the year ended December 31, 1996, Golden West Financial Corporation (Golden West or Company) reported net earnings of $165 million, or $2.84 per share, compared with $235 million, or $4.00 per share, in 1995 and $230 million, or $3.71 per share, in 1994. Net earnings for 1996 were significantly influenced by three nonrecurring items: the federally mandated recapitalization of the Savings Association Insurance Fund (SAIF) which resulted in a one-time charge of $133 million, or $1.34 per share on an after-tax basis (see Deposit Insurance section on page 67); the recognition of $139 million, or $2.40 per share, of tax benefits arising from a prior year acquisition (see Taxes on Income section on page 67); and the adoption of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to the Company's acquisitions prior to September 30, 1982, which resulted in the write-off of $205 million, or $3.49 per share, of goodwill effective January 1, 1996 (see Change in Accounting for Goodwill section on page 58). Without the effect of these three items, net earnings for the year ended December 31, 1996 would have been $308 million, or $5.31 per share. If Golden West had not adopted a change in accounting for goodwill in 1996, net income would have included goodwill amortization of $12 million, or $.21 per share, reducing earnings on a pro forma basis to $296 million, or $5.10 per share.

     Golden West's principal subsidiaries are World Savings and Loan Association (World Savings or Association), and World Savings, a Federal Savings Bank
(WFSB), which was acquired in January of 1995, (collectively, the insured subsidiaries). World Savings and WFSB are headquartered in Oakland, California. World Savings had $21 billion in assets at December 31, 1996, and WFSB had $17 billion in assets at the end of 1996. At December 31, 1996, Golden West had a savings network of 120 branches in California, 48 in Colorado, 24 in Florida, 19 in Texas, 12 in Arizona, 11 in New Jersey, and ten in Kansas. By virtue of being federally chartered, World Savings and WFSB can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the subsidiary institutions had lending operations in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Minnesota, Missouri, Nevada, New Mexico, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin.

     The savings accounts offered by WFSB are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC). World Savings' accounts are insured by the Savings Association Insurance Fund of the FDIC. WFSB and World Savings share savings branches in which all of each institution's products are made available. Interest rates set on deposit accounts offered by World Savings and WFSB are based on market conditions, cost and funding needs. During 1996, World Savings sold mortgage loans to WFSB in the amount of $11 billion as well as $1 billion of mortgage-backed securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following  narrative  focuses on the  significant  financial  statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

FINANCIAL CONDITION

     The accompanying table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1996, 1995, 1994, and 1993. As the table shows, customer deposits represent the majority of the Company's liabilities. The largest asset component is the loan portfolio, which consists primarily of long-term mortgages.

                                                     TABLE 33

                                    Asset, Liability, and Equity Components as
                                      Percentages of the Total Balance Sheet

                                                                              December 31
                                                          ----------------------------------------------------
                                                             1996         1995          1994          1993
                                                          -----------   ----------    ----------   -----------
                Assets:
                   Cash and investments                          5.5%         6.6%          7.2%          8.4%
                   Mortgage-backed securities                   11.4          9.7           3.8           5.3
                   Loans receivable                             79.8         80.2          85.4          82.9
                   Other assets                                  3.3          3.5           3.6           3.4
                                                          ----------    ---------     ---------    ----------
                                                               100.0%       100.0%        100.0%        100.0%
                                                          ==========    =========     =========    ==========

                Liabilities and Stockholders' Equity:
                   Customer deposits                            58.6%        59.4%         60.7%         60.4%
                   FHLB advances                                23.3         18.4          20.5          21.8
                   Securities sold under
                        agreements to repurchase                 5.1          5.2           1.9           1.5
                   Medium-term notes                             1.6          4.5           3.7           2.4
                   Other liabilities                             1.7          2.2           3.1           2.5
                   Subordinated debt                             3.5          3.8           3.8           4.2
                   Stockholders' equity                          6.2          6.5           6.3           7.2
                                                          ----------    ---------     ---------    ----------
                                                               100.0%      100.0%         100.0%        100.0%
                                                          ==========    =========     =========    ==========

     The disparity between the repricing (maturity or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing of assets and liabilities is commonly referred to as "the gap." The table on the next page is the Company's gap table at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

                                                     TABLE 34

                             Repricing of Interest-Earning Assets and Interest-Bearing
                                    Liabilities, Repricing Gaps, and Gap Ratio
                                              As of December 31, 1996
                                               (Dollars in Millions)

                                                                   Projected Repricing(a)
                                         ----------------------------------------------------------------------------
                                            0 - 3           4 - 12          1 - 5           Over 5
                                            Months          Months          Years           Years           Total
                                         -------------   -------------   -------------   -------------   ------------
Interest-Earning Assets:
  Investments                            $      1,552    $          5     $       301     $         2     $    1,860
  Mortgage-backed securities                    3,357             101             368             468          4,294
  Loans receivable:
    Rate-sensitive                             25,161           1,830             122             -0-         27,113
    Fixed-rate                                     76             242           1,020           1,384          2,722
  Other(b)                                        594             -0-             -0-             -0-            594
  Impact of interest rate swaps                   334             363             (76)           (621)           -0-
                                         ------------    ------------     -----------     -----------     ----------
Total                                    $     31,074    $      2,541     $     1,735     $     1,233     $   36,583
                                         ============    ============     ===========     ===========     ==========
Interest-Bearing Liabilities(c):
  Customer deposits                      $     10,246    $      9,197     $     2,613     $        44     $    22,100
    FHLB advances                               7,354             850             340             254           8,798
    Other borrowings                            2,491             215             520             596           3,822
    Impact of interest rate swaps               1,581            (413)         (1,155)            (13)            -0-
                                         ------------    ------------     -----------     -----------     -----------
  Total                                  $     21,672    $      9,849     $     2,318     $       881     $    34,720
                                         ============    ============     ===========     ===========    ============
  Repricing gap                          $      9,402    $     (7,308)    $      (583)    $       352
                                         ============    ============     ===========     ===========
  Cumulative gap                         $      9,402    $      2,094     $     1,511     $     1,863
                                         ============    ============     ===========     ===========
  Cumulative gap as a percentage of
      total assets                              24.9%            5.6%            4.0%
                                         ============    ============    ============

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.

(b)  Includes cash in banks and FHLB stock.

(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     The gap table shows that, as of December 31, 1996, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower Golden West's earnings and rising rates to increase the Company's earnings. However, Golden West's earnings are also affected by the built-in lag inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two month prior. Consequently, when the interest rate environment changes, the COFI reporting lag causes assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI reporting lag, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

frequency of ARM loans, interest rate caps or limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

CASH AND INVESTMENTS

     Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, United States government obligations, and collateralized mortgage obligations. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and WFSB, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of customer deposits and short-term borrowings. For the months ended December 31 1996, 1995, and 1994, World Savings' regulatory average liquidity ratio was 8%, 8%, and 7%, respectively. WFSB's regulatory average liquidity ratio was 6% and 6% for the months ended December 31, 1996 and 1995, respectively. World and WFSB exceeded the monthly 5% requirement for all months during 1996 and 1995, as did World in 1994. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     At December 31, 1996, and 1995, the Company had securities available for sale in the amount of $781 million and $902 million, respectively, including unrealized gains on securities available for sale of $159 million and $117 million, respectively. At December 31, 1996, and 1995, the Company had no securities held to maturity or for trading.

     Included in the securities available for sale at December 31, 1996, and 1995, were collateralized mortgage obligations (CMOs) in the amount of $170 million and $408 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1996, the majority of the Company's CMOs had remaining terms to maturity of five years or less and qualified for inclusion in the regulatory liquidity measurement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     MORTGAGE-BACKED SECURITIES

     At December 31, 1996, and 1995, the Company had mortgage-backed securities held to maturity in the amount of $4.1 billion and $3.1 billion, respectively, including $3.3 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities (MBS) subject to full credit recourse to the Company at December 31, 1996 and $2.2 billion at December 31, 1995. At December 31, 1996, and 1995, the Company had mortgage-backed securities available for sale in the amount of $227 million and $283 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $11 million and $14 million at December 31, 1996, and 1995, respectively. At December 31, 1996, and 1995, the Company had no trading MBS.

     During 1996, the Company securitized $1.3 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. During 1995, the Company securitized $2.3 billion of ARMs into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA COFI-indexed MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

     At December 31, 1996, $3.3 billion of the Company's total MBS portfolio were backed by ARMs. The percentage of MBS backed by ARMs increased from 6% at yearend 1994 to 67% by the end of 1995 and 77% by the end of 1996. The increase in adjustable rate MBS in 1995 and 1996 is due to the large amount of ARM loans securitized with recourse in 1995 and 1996. Fixed-rate mortgage-backed securities comprise the other 23% of the total MBS portfolio.

     Repayments of MBS during the years 1996, 1995, and 1994 amounted to $413 million, $210 million, and $311 million, respectively. MBS repayments were higher in 1996 due to the increase in total MBS outstanding and an increase in prepayments on the underlying mortgages. Repayments on MBS were relatively low for 1995 because the high percentage of MBS ARMs caused MBS repayments to behave more similarly to the Company's ARM loan portfolio which experienced lower payoffs and refinances during 1995.

     LOAN PORTFOLIO

     New loan originations in 1996, 1995, and 1994 amounted to $7.0 billion, $5.9 billion, and $6.6 billion, respectively. The increase in loan volume in 1996 occurred because rates on new fixed-rate mortgages generally remained above the 8% level during 1996, while the starting rates on ARMs, the Company's principal product, remained low and more affordable. The 1995 origination volume declined as compared with the 1994 volume due to interest rate decreases which brought down the price of new fixed-rate mortgage loans, making competition from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

fixed-rate lenders more intense for adjustable rate mortgage lenders in that year. Refinanced loans constituted 34% of new loan originations in 1996 compared to 32% in 1995 and 41% in 1994.

     The Company continues to sell most of its fixed-rate originations. Loans originated for sale were $477 million, $169 million, and $94 million for the years ended December 31, 1996, 1995, and 1994. The Company sold $485 million, $142 million, and $146 million of loans during 1996, 1995, and 1994, respectively. At December 31, 1996, the balance of loans sold with recourse was $518 million.

     Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 91% at yearend 1996 compared to 90% at yearend 1995 and 89% at yearend 1994. Golden West's ARM originations constituted approximately 90% of new mortgage loans made by the Company in 1996, compared with 93% in 1995 and 1994.

     Approximately $5.5 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination. As of December 31, 1996, $654 million of these ARMs were at their rate floors. The weighted average floor rate on these loans was 7.75% at December 31, 1996 compared to 7.85% at December 31, 1995. Without the floor, the average yield on these loans would have been 7.10% at December 31, 1996 and 7.35% at December 31, 1995.

     The Company has lending operations in 24 states. The primary source of mortgage origination is loans secured by residential properties in California. In 1996, 50% of total loan originations were on residential properties in California, compared to 53% and 62% in 1995 and 1994, respectively. The five largest states, other than California, for originations for the year ended December 31, 1996, were Florida, Texas, Illinois, Colorado, and New Jersey with a combined total of 28% of total originations. Although California originations continue to be a large portion of total originations, the California share of total originations decreased in 1996 as compared to 1995 due to increased loan volume in markets outside of California. The California share of total originations decreased in 1995 as compared to 1994, primarily due to both decreased loan volume in California and increased loan volume in markets outside of California. The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 69% at December 31, 1996, 73% at December 31, 1995, and 77% at December 31, 1994. The total growth in the portfolio for the year ended December 31, 1996, was $1.9 billion or 7% compared to $1.1 billion or 4% for the year ended December 31, 1995. Had there not been $3.6 billion of loans securitized into MBS during 1996 and 1995, the loan portfolio growth for 1996 would have been $3.0 billion or 10% and the loan portfolio growth in 1995 would have been $3.3 billion or 12%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the years 1996, 1995, and 1994 amounted to $3.1 billion, $2.3 billion, and $3.2 billion, respectively. The increase in repayments in 1996 was due to higher mortgage payoffs and higher refinances within the portfolio as well as an increase in the portfolio balance. The 1996 increase would have been even higher if the Company had not securitized $1.3 billion of loans into MBS during the year. The decrease in repayments in 1995 as compared to 1994 was due to lower mortgage payoffs and lower refinances within the Company's loan portfolio.

     ASSET QUALITY

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. NPAs amounted to $456 million, $390 million, and $355 million at yearends 1996, 1995, and 1994, respectively.

     The increase in NPAs during 1996 reflects the continued weakness in the California housing market and increased bankruptcies nationwide. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

     The Company's troubled debt restructured (TDRs) were $84 million, or .22% of assets, at December 31, 1996, compared to $45 million, or .13% of assets, at December 31, 1995, and $73 million, or .23% of assets, at December 31, 1994. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. The Company's ratio of NPAs and TDRs to total assets increased to 1.43% at December 31, 1996 from 1.24% and 1.35% at yearends 1995 and 1994, respectively.

     The Company has other impaired loans on which specific loss reserves have been provided and that were not otherwise included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $56 million, $60 million, and $41 million at yearends 1996, 1995, and 1994, respectively.

     ALLOWANCE FOR LOAN LOSSES

     The Company's allowance for loan losses was $196 million at December 31, 1996, compared to $142 million and $124 million at yearends 1995 and 1994, respectively. The provision for loan losses was $84 million, $61 million, and $63 million in 1996, 1995, and 1994, respectively. The provision for loan losses as a percentage of the loan portfolio (including MBS with recourse) was .25% for the year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

ended December 31, 1996 as compare to .20% and .23% for the years ended December 31, 1995 and 1994. Net chargeoffs for the years ended December 31, 1996, 1995, and 1994 were $31 million, $43 million, and $46 million, respectively. The ratio of net chargeoffs to average loans outstanding (including MBS with recourse) was
 .10% for the year ended December 31, 1996, as compared to .15% and .18% at yearends 1995 and 1994, respectively.

     The Company provides specific valuation allowances for losses on loans when impaired, including loans securitized into MBS with recourse or loans sold with recourse, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding property. Additions to, and reductions from, the allowance are reflected in current earnings.

     REAL ESTATE HELD FOR SALE

     At December 31, 1996, the Company had real estate held for sale in the amount of $82 million compared to $76 million a year earlier. The largest balance of real estate held for sale continues to be one- to four-family properties in California.

     MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary market recognizes, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires financial institutions participating in the secondary mortgage market to evaluate and measure impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. For the year ended December 31, 1996, the Golden West recognized gains of $11 million on the sale of loans due to the capitalization of servicing rights under SFAS 122. After $2 million of amortization, the balance at December 31, 1996 of the capitalized servicing rights was $9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     CHANGE IN ACCOUNTING FOR GOODWILL

     During 1996, the Company adopted SFAS 72, effective January 1, 1996, for goodwill related to the Company's acquisitions made prior to September 30, 1982. The adoption of SFAS 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote off goodwill totaling $205.2 million as the cumulative effect of the change in accounting for goodwill. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982, in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. The minor amount of continuing goodwill amortization no longer warrants a separate line item on the Company's Consolidated Statement of Net Earnings and, therefore, for 1996, has been included in other income.

     CUSTOMER DEPOSITS

     Customer deposits increased by $1.3 billion in 1996 compared to increases of $1.6 billion and $1.8 billion in 1995 and 1994, respectively. The mix of deposits changed during 1996 primarily due to a new program begun in the fourth quarter. The balance of interest-bearing checking accounts has decreased as compared to 1995 and the balance of money market accounts has increased compared to the 1995 balance as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customers' checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank. Total customer deposits increased during 1996 and 1995 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. The increase in customer deposits during 1994 resulted from an improvement in the savings market due to the rising interest rate environment as well as from aggressive promotions. In 1995, the Company acquired a savings bank in New Jersey with $48 million in deposits, which was subsequently renamed WFSB, and sold seven branches in Colorado with $153 million in deposits. In 1994, the Company acquired three branches in New Jersey with $78 million in deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses Federal Home Loan Bank (FHLB) borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, capital stock of the Federal Home Loan Bank, and MBS. FHLB advances amounted to $8.8 billion at December 31, 1996, compared to $6.4 billion and $6.5 billion at December 31, 1995, and 1994, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, as well as large banks and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $1.9 billion, $1.8 billion, and $602 million at yearends 1996, 1995, and 1994, respectively. The $1.9 billion balance at December 31, 1996, includes $750 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1997 to 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective date of Certain Provisions of FASB Statement No. 125" (SFAS 127), which will delay the effective date for portions of SFAS 125 for one year. The impact of SFAS 125 and SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

     OTHER BORROWINGS

     As of December 31, 1996, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. At yearend 1996, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     At December 31, 1996, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     World Savings currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at yearend 1996. The Association has medium-term notes outstanding under prior registrations with principal amounts of $590 million at December 31, 1996, compared to $1.6 billion at December 31, 1995, and $1.2 billion at December 31, 1994. As of December 31, 1996, the Association's medium-term notes were rated Al and A+ by Moody's and S&P, respectively.

     World Savings also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and at yearend 1996, the full amount was available for issuance. As of December 31, 1996, World Savings had issued a total of $200 million of subordinated notes which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World Savings' risk-based regulatory capital as Supplementary Capital.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased during 1996 as a result of earnings and the increase in market values of securities available for sale since December 31, 1995. These increases were partially offset by the $106 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1995 as a result of earnings and increased market values of unrealized gains on securities available for sale since December 31, 1994. The Company's stockholders' equity decreased during 1994 due to the $216 million cost of the repurchase of Company stock and the $66 million decrease in unrealized gains on securities available for sale caused by the decrease in market values of securities available for sale since December 31, 1993. These decreases in stockholders' equity were substantially offset by 1994's net earnings.

     Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to total of 12.2 million shares of Golden West's common stock. As of December 31, 1996, 7.8 million shares had been repurchased and retired at a cost of $332 million since October 28, 1993, of which 1.9 million shares were purchased and retired at a cost of $106 million during 1996. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

     The OTS requires federally insured institutions, such as World Savings and WFSB, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1996, World Savings had tangible capital of $1.3 billion, or 6.37% of adjusted total assets, $1.0 billion in excess of the regulatory requirement. At December 31, 1996, WFSB had tangible capital of $1.1 billion, or 6.69% of adjusted total assets, $879 million in excess of the regulatory requirement.

     The second requirement is to have core capital of 3% of adjusted total assets. At December 31, 1996, World Savings had core capital of $1.3 billion, or 6.37% of adjusted total assets, $706 million in excess of the regulatory requirement. At December 31, 1996, WFSB had core capital of $1.1 billion, or 6.69% of adjusted total assets, $625 million in excess of the regulatory requirement.

     The third capital requirement is to have risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 1996, World Savings had risk-based capital in the amount of $1.7 billion, or 13.91% of risk-weighted assets, exceeding the current requirement by $703 million. At December 31, 1996, WFSB had risk-based capital in the amount of $1.2 billion or 13.14% of risk-weighted assets, exceeding the current requirement by $459 million.

     Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is "well capitalized" if its ratio of core capital to total assets is 5% or more, its ratio of core capital to risk-weighted assets is 6% or more, and its ratio of total capital to risk-weighted assets is 10% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. Under these regulations, the Company's insured subsidiaries have ratios in excess of the "well capitalized" requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The OTS limits capital distributions by savings associations. For purposes of capital distributions, the OTS has classified World Savings as a Tier 1 association; thus, World Savings may pay dividends during a calendar year of up to 100% of net earnings to date during the calendar year plus up to one-half of capital in excess of the risk-based capital requirement at the end of the prior year subject to thirty days' advance notice to the OTS. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. During 1996, World Savings obtained such approval and paid a total of $830 million in dividends to Golden West during 1996.

RESULTS OF OPERATIONS

     Without the three nonrecurring items, net earnings increased in 1996 as compared to 1995. Net earnings increased in 1996 primarily due to improvements in net interest income as a result of increases in interest earning assets and improvements in margins; an increase in non-interest income resulting from increased loan servicing fees and the recognition of capitalized servicing rights: and a reduction in deposit insurance premiums. These improvements to net earnings were partially offset by an increase in the provision for loan losses and a slight increase in the other general and administrative expenses.

     PROFIT MARGINS/SPREADS

     An  important   determinant  of  Golden  West's  earnings  is  its  primary spread--the difference between its yield on earning assets and its cost of funds.

     The following table shows the components of the Company's primary spread at the end of the years 1994 through 1996.

                                                     TABLE 35

                            Yield on Earning Assets, Cost of Funds, And Primary Spread
                                    Including the Effect of Purchase Accounting

                                                                   December 31
                                                         --------------------------------
                                                          1996        1995        1994
                                                         --------   ---------   ---------
                   Yield on loan portfolio                  7.39%       7.66%       6.91%
                   Yield on investments                     6.88        5.96        5.42
                                                         -------    --------    --------
                   Yield on earning assets                  7.37        7.56        6.81
                                                         -------    --------    --------
                   Cost of customer deposits                4.98        5.15        4.57
                   Cost of borrowings                       5.80        6.15        5.85
                                                         -------    --------    --------
                   Cost of funds                            5.28        5.50        5.00
                                                         -------    --------    --------
                   Primary spread                           2.09%       2.06%       1.81%
                                                         =======    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     YIELD ON EARNING ASSETS

     Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco.
Nevertheless, the Company's ARM portfolio tends to lag changes in market interest rates because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in interest rates due to the existence of a two-month reporting lag. Therefore, the yield on the Company's loan portfolio began to increase in mid-1994 as the COFI started to respond to the rising interest rate environment and continued to move upward until mid-1995. As interest rates began to stabilize during 1995, so did the Company's yield on the loan portfolio. Short-term interest rates were generally declining in late 1995 and early 1996, before stabilizing and remaining relatively flat for much of 1996. The effects of this interest rate environment led to a decrease in the Company's yield on the loan portfolio, which ended the 1996 year at 7.39%.

     COST OF FUNDS

     Approximately 91% of Golden West's liabilities are subject to repricing in less than one year. Because the cost of these liabilities is affected by short-term interest rates, higher interest rates led to an increase in the Company's cost of funds during 1994 and early 1995. Lower rates paid on customer deposit accounts led to a decrease in the Company's cost of funds during 1996.

     INTEREST RATE SWAPS AND CAPS

     The Company enters into interest rate swaps and caps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap and cap activity decreased net interest income by $10 million, $29 million, and $23 million for the years ended December 31, 1996, 1995, and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The table below summarizes the unrealized gains and losses for interest rate swaps and caps at December 31, 1996 and 1995.

                                                     TABLE 36

                            Unrealized Gains and Losses on Interest Rate Swaps and Caps
                                              (Dollars in Thousands)

                                                                  December 31, 1996
                                                   -------------------------------------------------
                                                                                            Net
                                                     Unrealized        Unrealized        Unrealized
                                                        Gains            Losses         Gain (Loss)
                                                   -------------     -------------    --------------
               Interest rate swaps                 $      25,085     $      40,085    $      (15,000)
                                                   =============     =============    ==============
                                                                  December 31, 1995
                                                   -------------------------------------------------
                                                                                            Net
                                                     Unrealized        Unrealized        Unrealized
                                                        Gains            Losses         Gain (Loss)
                                                   --------------    --------------   ---------------
               Interest rate swaps                 $       46,374    $       87,403   $       (41,029)
               Interest rate caps                              36               -0-                36
                                                   ===============   ===============  ===============
               Total                               $       46,410    $       87,403   $       (40,993)
                                                   ===============   ===============  ===============

                                                     TABLE 37

                                        Interest Rate Swap and Cap Activity
                                               (Dollars in Millions)

                                  Receive           Pay                            Forward         Interest
                                   Fixed        Fixed Swaps        Basis          Starting           Rate
                                   Swaps                         Swaps(a)           Swaps            Caps
                                -------------   ------------   --------------   --------------   -------------
Balance at
    January 1, 1995             $      4,991    $     2,225    $         200    $         135    $         300
    Additions                            219            -0-               43              -0-             -0-
    Maturities                        (2,114)          (450)            (200)             -0-              (75)
    Forward starting
         becoming effective              125            -0-              -0-             (125)           -0-
                                ------------    -----------    -------------   --------------    -------------
Balance at
    December 31, 1995                  3,221          1,775               43               10             225
    Additions                            905            -0-              -0-              -0-             -0-
    Maturities                        (1,545)          (435)             (43)             -0-            (225)
                                ------------    -----------    -------------   --------------    -------------
Balance at
    December 31, 1996           $      2,581    $     1,340    $         -0-    $          10    $        -0-
                                ============    ============   =============    =============    =============

(a)  Receives floating, pays floating.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     INTEREST ON LOANS

     Interest on loans increased in 1996 due to an increase in the average portfolio balance. In 1995, interest on loans increased due to an increase in the average portfolio balance and an increase in the average portfolio yield.

     INTEREST ON MBS

     In 1996 and in 1995, interest on MBS increased due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments were lower in 1996 than in 1995 due to a decrease in the average portfolio balance and a decrease in the average portfolio yield. Interest and dividends on investments were higher in 1995 than in 1994 due to an increase in the average portfolio balance and increase in the average portfolio yield.

     INTEREST ON CUSTOMER DEPOSITS

     The major portion of the Company's customer deposit base consists of savings accounts with remaining maturities of two years or less. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. The increase in interest on customer deposits in 1996 was due to an increase in the average balance of customer deposits partially offset by a decrease in the average cost of customer deposits. The increase in interest in 1995 was due to the increase in the average cost of customer deposits and an increase in the average balance of customer deposits.

     INTEREST ON ADVANCES

    Interest paid on FHLB advances was higher in 1996 as compared to 1995 due to an increase in the average balance of these borrowings, which was partially offset by a decrease in the average cost of these borrowings. Interest paid on FHLB advances was higher in 1995 as compared to 1994 due to an increase in the average outstanding balance and an increase in the average cost of these borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     INTEREST ON OTHER BORROWINGS

     Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $280 million, $287 million, and $172 million for the years ended 1996, 1995, and 1994, respectively. Interest on other borrowings decreased in 1996 over 1995 due to a decrease in the average cost of these borrowings which was partially offset by an increase in the average balance. The increase in the expense in 1995 over 1994 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost of other borrowings.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $84 million, $61 million, and $63 million for the years ended 1996, 1995, and 1994, respectively. The higher provision in 1996 reflects the increase in nonaccrual loans and higher bankruptcies. The 1995 provision was comparable to the prior year.

     NON-INTEREST INCOME

     Non-interest income was $75 million, $43 million, and $37 million for the years ended December 31, 1996, 1995, and 1994, respectively. The increase in non-interest income in 1996 as compared to 1995 was due to the adoption of SFAS 122 and the recognition of capitalized mortgage servicing rights, and increased loan servicing fee income as a result of the securitization with recourse of $1.3 billion of loans with FNMA in 1996, which the Company continues to service. In addition, non-interest income increased by $11 million as a result of negative goodwill amortization being included in other income for the first time as a result of the adoption of SFAS 72 for acquisitions prior to September 30, 1982 (previously such amounts were included under "Amortization of goodwill arising from acquisitions" on the Consolidated Statement of Net Earnings.) Non-interest income in 1995 was comparable to the prior year.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased during the three years under discussion. The 1996 increase is due to the one-time SAIF assessment of $133 million. Without the one-time SAIF assessment, 1996 general and administrative expenses increased only slightly from 1995. The 1996 general and administrative expenses benefited from the lower deposit insurance premiums which partially offset the increase in personnel expense. The primary reasons for the increase in 1995 were the growth in savings deposits and general inflation. The primary reasons for the increases in 1994 were the expansions of loan origination capacity and savings branches, primarily outside of California; the expenses of relocating certain administrative operations to San Antonio, Texas; the installation of enhancements to data processing systems; and general inflation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     Without the one-time 1996 SAIF assessment, general and administrative expenses as a percentage of average assets was .89% for the year ended December 31, 1996 compared with .93% and 1.02% for the years ended December 31, 1995 and 1994, respectively.

     DEPOSIT INSURANCE

     During 1996, federal legislation was enacted to recapitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, World Savings and Loan Association, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by the Association to the FDIC will be reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Also, beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, will be increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000.

     TAXES ON INCOME

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     During 1996, the Company recognized $139 million of tax benefits associated with the Company's purchase of Beach Federal Savings and Loan Association (Beach). Specifically, in December 1988, Golden West entered into a government approved transaction with Beach to provide management services to that institution. As part of the agreement, Golden West obtained an option to take title to the stock of Beach and subsequently exercised this right in July 1991. When Golden West took title to the stock, the Company disclosed that tax benefits were anticipated from operating losses which had been accumulated at Beach's predecessor institution up to the time of the 1988 agreement, although the availability and the amount of these benefits were uncertain. The availability of the $139 million of tax benefits was confirmed during the third quarter of 1996.

     Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill, and excluding the aforementioned $139 million in tax benefits, decreased slightly in 1996 over 1995.

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

     WFSB's principal sources of funds are the same as World Savings' except that WFSB has not been active in the public debt markets.

     The principal sources of funds for the Association's parent, Golden West, are dividends from World Savings, the proceeds from the issuance of debt and equity securities, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends that World Savings can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries ($500 million in 1996 and $581 million in 1995), dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index included on page 76 and the financial statements, which begin on page F-1, which are incorporated herein by reference.
*
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

Name and Age                       Position
------------                       --------
Herbert M. Sandler, 65             Chairman of the Board
                                   and Chief Executive Officer

Marion O. Sandler, 66              Chairman of the Board and
                                   Chief Executive Officer (a)

James T. Judd, 58                  Senior Executive Vice President

Russell W. Kettell, 53             President and Treasurer (b)

J. L. Helvey, 65                   Executive Vice President (c)

Dirk S. Adams, 45                  Group Senior Vice President

Robert C. Rowe, 41                 Senior Vice President and Secretary (d)

Maryellen B. Cattani, 53           Director

Louis J. Galen, 71                 Director

Antonia Hernandez, 49              Director

Patricia A. King, 54               Director

William. D. McKee, 70              Director

Bernard A. Osher, 69               Director

Kenneth T. Rosen, 48               Director

Leslie Tang Schilling, 42          Director

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

          (c) J. L. Helvey was elected Executive Vice President of the Company in 1996. Prior thereto, Mr. Helvey served as Group Senior Vice President since 1988 and Senior Vice President since 1973.

          (d) Robert C. Rowe was elected Senior Vice President in 1995. Prior thereto, he served as Vice President and Secretary of the Company since February 1991. Prior thereto, Mr. Rowe served as Assistant Vice President and Secretary since 1989 and as General Counsel since 1988. Prior to that, Mr. Rowe was a legal counsel to the Federal Home Loan Bank of San Francisco since 1984.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 14, 1997, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 14, 1997, on pages 3 through 6 and 8 through 9 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2, 3, 5 and 7 of Registrant's Proxy Statement dated March 14, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 8 of the Registrant's Proxy Statement dated March 14, 1997, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) Index to Financial Statements

                      See Index included on page 76 and the financial statements, which begin on page F-1.

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

                        10 (a)                 1987 Stock Option Plan,  as amended,  is  incorporated  by reference from  Exhibit  10(b) to the  Company's  Annual  Report  on Form 10-K
                                               (file No. 1-4629) for the year ended December 31, 1991.

ITEM 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
(Continued)

          (a)     (3) Index To Exhibits (continued)

                        Exhibit No.            Description

                        10 (b)                 1996 Stock Option Plan,  as amended,  is  incorporated  by reference from  Exhibit  10(c) to the  Company's  Annual  Report  on Form 10-K
                                               (file No. 1-4629) for the year ended December 31, 1996.

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

                        10 (d)                 Deferred  Compensation  Agreement between the Company and Russell W.
                                               Kettell is  incorporated  by  reference  from  Exhibit  10(c) of the
                                               Company's  Annual Report on Form 10-K (file No. 1-4629) for the year ended December 31, 1986

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

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 33-14833 (filed June 5, 1987):

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


                               GOLDEN WEST FINANCIAL CORPORATION

                                By: /s/ Herbert M. Sandler     3/25/97
                                        Herbert M. Sandler,
                                        Chairman of the Board and
                                        Chief Executive Officer


                                By:/s/ Marion O. Sandler       3/25/97
                                       Marion O. Sandler,
                                       Chairman of the Board and
                                       Chief Executive Officer


                                By:/s/ J. L. Helvey            3/25/97
                                       J. L. Helvey,
                                       Executive Vice President and
                                       Chief Financial and Accounting
                                       Officer

Dated:  March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Maryellen  B. Cattani   3/25/97           /s/  Bernard A. Osher      3/25/97
    Maryellen Cattani                             Bernard A. Osher
    Director                                      Director


                                             /s/  Kenneth T. Rosen      3/25/97
    Louis J. Galen                                Kenneth T. Rosen
    Director                                      Director


/s/ Antonia Hernandez      3/25/97           /s/  Herbert M. Sandler    3/25/97
    Antonia Hernandez                             Herbert M. Sandler
    Director                                      Director


/s/  Patricia A. King      3/25/97           /s/  Marion O. Sandler     3/25/97
     Patricia A. King                             Marion O. Sandler
     Director                                     Director


/s/  William D. McKee      3/25/97           /s/  Leslie Tang Schilling 3/25/97
     William D. McKee                             Leslie Tang Schilling
     Director                                     Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page
Independent Auditors' Report                                      F-1

Golden West Financial Corporation and Subsidiaries:
         Consolidated Statement of Financial Condition as of
         December 31, 1996, and 1995                              F-2, F-3
         Consolidated Statement of Net Earnings for the years
         ended December 31, 1996, 1995, and 1994                  F-4
         Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 1996, 1995, and 1994            F-5
         Consolidated Statement of Cash Flows for the years
         ended December 31, 1996, 1995, and 1994                  F-6, F-7
         Notes to Consolidated Financial Statements               F-8


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report

Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

         We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill related to acquisitions made prior to September 30, 1982, effective January 1, 1996, to conform with Statement of Financial Accounting Standards No. 72.

/s/  Deloitte & Touche LLP
     Deloitte & Touche LLP
     Oakland, California
     January 21, 1997

                        GOLDEN WEST FINANCIAL CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                 (Dollars in thousands except per share figures)



                                     ASSETS
                                     ------



                                                                            1996               1995
                                                                      ---------------   ----------------
Cash                                                                  $      218,719     $      218,695
Securities available for sale at fair value
  (cost of $622,182 and $785,212) (Note B)                                   781,325            901,856
Other investments at cost (fair value of $1,078,832 and
  $1,190,160) (Note C)                                                     1,078,832          1,190,160
Mortgage-backed securities available for sale at fair value
  (cost of $216,948 and $268,778) (Notes D and L)                            227,466            282,881
Mortgage-backed securities held to maturity at cost
   (fair value of $4,089,066 and $3,217,235) (Notes E, K and L)            4,066,116          3,126,460
Loans receivable less allowance for loan losses of
  $195,702 and $141,988 (Notes F and K)                                   30,113,421         28,181,353
Interest earned but uncollected (Note G)                                     221,604            225,395
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note K)                             500,105            350,955
Real estate held for sale or investment (Note H)                              83,052             76,187
Prepaid expenses and other assets                                            226,054            222,015
Premises and equipment, net (Note I)                                         213,904            203,637
Goodwill arising from acquisitions (Note A)                                      -0-            138,562
                                                                      --------------    ---------------
                                                                      $   37,730,598     $   35,118,156
                                                                      ==============    ===============





























                 See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------



                                                                                   December 31
                                                                      ---------------------------------------
                                                                            1996                 1995
                                                                      -----------------    ------------------
Customer deposits (Note J)                                            $     22,099,934     $      20,847,910
Advances from Federal Home Loan Banks (Note K)                               8,798,433             6,447,201
Securities sold under agreements to repurchase (Note L)                      1,908,126             1,817,943
Medium-term notes (Note M)                                                     589,845             1,597,507
Accounts payable and accrued expenses                                          452,182               450,814
Taxes on income (Note O)                                                       207,605               356,036
                                                                      ----------------     -----------------
                                                                            34,056,125            31,517,411

Subordinated notes (Note N)                                                  1,323,996             1,322,392

Stockholders' equity (Notes P and Q): Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 57,342,389 and 58,871,409 shares                     5,734                 5,887
  Additional paid-in capital                                                    67,953                55,353
  Retained earnings - substantially restricted                               2,177,098             2,140,883
                                                                      ----------------     -----------------
                                                                             2,250,785             2,202,123
  Unrealized gains on securities available for sale, net                        99,692                76,230
                                                                      ----------------     -----------------
          Total Stockholders' Equity                                         2,350,477             2,278,353
                                                                      ----------------     -----------------
                                                                      $     37,730,598     $      35,118,156
                                                                      ================     =================


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF NET EARNINGS
                 (Dollars in thousands except per share figures)


                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1996              1995             1994
                                                         --------------    --------------   -------------
  Interest Income:
    Interest on loans                                   $   2,203,752     $   2,097,664    $   1,649,413
    Interest on mortgage-backed securities                    246,293           181,355          103,927
    Interest and dividends on investments                     131,516           148,422          123,137
                                                        -------------     -------------    -------------
                                                            2,581,561         2,427,441        1,876,477

  Interest Expense:
    Interest on customer deposits (Note J)                  1,061,414         1,048,390          714,353
    Interest on advances                                      409,040           369,239          268,952
    Interest on repurchase agreements                         117,960            70,709           37,620
    Interest on other borrowings                              162,187           216,267          134,182
                                                        -------------     -------------    -------------
                                                            1,750,601         1,704,605        1,155,107
                                                        -------------     -------------    -------------
      Net Interest Income                                     830,960           722,836          721,370
  Provision for loan losses                                    84,256            61,190           62,966
                                                        -------------     -------------    -------------
      Net Interest Income after Provision for
        Loan Losses                                           746,704           661,646          658,404
  Non-Interest Income:
    Fees                                                       38,558            29,200           28,816
    Gain (loss) on the sale of securities,
    mortgage-backed securities, and loans                      11,954              (493)            (120)
    Other                                                      24,387            13,833            8,790
                                                        -------------     -------------    -------------
                                                               74,899            42,540           37,486
  Non-Interest Expense:
    General and administrative:
      Personnel                                               163,243           151,352          150,220
      Occupancy                                                50,171            48,737           44,472
      Deposit insurance                                       167,528            44,993           40,220
      Advertising                                               9,277             9,850           10,761
      Other                                                    63,203            61,260           57,246
                                                        -------------     -------------    -------------
                                                              453,422           316,192          302,919
    Amortization of goodwill arising from
      acquisitions                                                -0-             2,762            2,589
                                                        -------------     -------------    -------------
                                                              453,422           318,954          305,508
                                                        -------------     -------------    -------------
  Earnings Before Taxes on Income                             368,181           385,232          390,382
    Taxes on income (Note O)                                   (1,732)          150,693          159,933
                                                        -------------     -------------    -------------
  Earnings Before Cumulative Effect of Change in
    Accounting for Goodwill                                   369,913           234,539          230,449
  Cumulative effect of change in accounting
    for goodwill                                             (205,242)             -0-              -0-
                                                        -------------     -------------    -------------
  Net Earnings                                          $     164,671     $     234,539    $     230,449
                                                        =============     =============    =============

  Earnings per share before cumulative effect of
    change in accounting for goodwill                   $        6.33     $        4.00    $        3.71
  Cumulative effect of change in accounting
    for goodwill                                                (3.49)              -0-              -0-
                                                        -------------     -------------    -------------
  Net earnings per share                                $        2.84     $        4.00    $        3.71
                                                        =============     =============    =============

                       See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands except per share figures)

                                                                                        Unrealized
                                                                                         Gains on
                                                         Additional                     Securities          Total
                                             Common       Paid-in        Retained        Available      Stockholders'
                                             Stock        Capital        Earnings        for Sale           Equity
                                           -----------   -----------   -------------   --------------   ---------------
Balance at January 1, 1994                 $    6,393    $   40,899    $  1,933,593   $      84,719     $   2,065,604

Common stock issued upon exercise
  of stock options, including tax
  benefits - 222,200 shares                        22         4,790             -0-                              4,812

Net earnings                                      -0-           -0-         230,449                            230,449

Cash dividends on common
  stock ($.31 per share)                          -0-           -0-         (19,220)                           (19,220)

Purchase and retirement of
  5,561,180 shares of Company
  stock (Note P)                                 (556)          -0-        (215,082)                          (215,638)

Change in unrealized gains on
  securities available for sale                   -0-           -0-             -0-          (65,733)          (65,733)
                                           -----------   -----------   -------------   --------------   ---------------
Balance at December 31, 1994                    5,859        45,689       1,929,740           18,986         2,000,274

Common stock issued upon exercise
  of stock options, including tax
  benefits - 349,290 shares                        35         9,664             -0-                              9,699

Net earnings                                      -0-           -0-         234,539                            234,539

Cash dividends on common
  stock ($.35 per share)                          -0-           -0-         (20,533)                           (20,533)

Purchase and retirement of
  67,836 shares of Company
  stock (Note P)                                   (7)   c      -0-          (2,863)                            (2,870)

Change in unrealized gains on
   securities available for sale                  -0-           -0-             -0-           57,244            57,244
                                           -----------   -----------   -------------   --------------   ---------------
Balance at December 31, 1995                    5,887        55,353       2,140,883           76,230         2,278,353

Common stock issued upon exercise
  of stock options, including tax
  benefits - 401,780 shares                        40        12,600             -0-                             12,640

Net earnings                                      -0-           -0-         164,671                            164,671

Cash dividends on common
  stock ($.395 per share)                         -0-           -0-         (22,893)                           (22,893)

Purchase and retirement of
  1,930,800 shares of
  Company stock (Note P)                         (193)          -0-        (105,563)                          (105,756)

Change in unrealized gains on
  securities available for sale                   -0-           -0-             -0-           23,462            23,462
                                           ----------    ----------    ------------    -------------    --------------
Balance at December 31, 1996               $    5,734    $   67,953    $  2,177,098    $      99,692    $    2,350,477
                                           ==========    ==========    ============    =============    ==============

                       See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Year Ended December 31
                                                                --------------------------------------------------------
                                                                      1996               1995                1994
                                                                ----------------   ----------------    ----------------
Cash Flows From Operating Activities:
  Net earnings                                                  $        164,671   $        234,539    $        230,449
  Adjustments  to  reconcile  net  earnings to net
  cash provided by operating activities:
    Provision for loan losses                                             84,256             61,190              62,966
    Cumulative effect of change in accounting for goodwill               205,242                -0-                 -0-
    Amortization of loan fees and discounts                              (23,038)           (20,746)            (28,832)
    Depreciation and amortization                                         19,592             21,568              19,454
    Loans originated for sale                                           (476,589)          (169,020)            (93,951)
    Sales of loans originated for sale                                   484,601            141,648             146,115
    Decrease (increase) in interest earned but uncollected                 3,791            (22,939)            (27,376)
    Federal Home Loan Bank stock dividends                               (29,813)           (21,511)            (19,007)
    (Increase) in prepaid expenses and other assets                      (62,811)           (11,205)            (91,751)
    Increase in accounts payable and accrued expenses                      1,368              7,121              87,894
    Increase (decrease) in taxes on income                              (164,902)            21,210             (23,448)
    Other, net                                                           (14,032)           (27,426)            (23,011)
                                                                 ---------------    ---------------    ----------------
      Net cash provided by operating activities                          192,336            214,429             239,502

Cash Flows From Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                        (6,535,973)        (5,780,044)         (6,543,702)
    Real estate loans purchased                                           (5,070)           (30,837)            (68,926)
    Other, net                                                           (26,906)           (64,754)              3,816
                                                                 ---------------   ----------------    ----------------
                                                                      (6,567,949)        (5,875,635)         (6,608,812)

  Real estate loan principal payments:
    Monthly payments                                                     624,896            511,710             600,879
    Payoffs, net of foreclosures                                       2,176,271          1,560,485           2,232,214
    Refinances                                                           276,028            182,323             326,447
                                                                 ---------------   ----------------    ----------------
                                                                       3,077,195          2,254,518           3,159,540
  Purchases of mortgage-backed securities available for sale                 -0-             (6,254)             (1,656)
  Purchases of mortgage-backed securities held to maturity                (1,522)           (99,032)            (47,086)
  Sales of mortgage-backed securities available for sale                     -0-              6,396                 121
  Repayments of mortgage-backed securities                               412,576            210,388             310,704
  Proceeds from sales of real estate                                     203,936            193,389             217,965
  Purchases of securities available for sale                            (824,734)        (2,992,018)         (2,623,315)
  Sales of securities available for sale                                  81,133            290,624             931,508
  Matured securities available for sale                                  908,436          3,392,495           1,801,054
  Decrease (increase) in other investments                               111,328           (655,560)              3,500
  Purchases of Federal Home Loan Bank stock                             (164,894)           (13,486)                -0-
  Redemptions of Federal Home Loan Bank stock                             37,649             12,650               7,775
  Additions to premises and equipment                                    (30,465)           (24,099)            (58,827)
                                                                 ---------------   ----------------    ----------------
    Net cash used in investing activities                             (2,757,311)        (3,305,624)         (2,907,529)


                 See notes to consolidated financial statements.










                                                                                 Year Ended December 31
                                                                  -----------------------------------------------------
                                                                        1996               1995               1994
                                                                  ---------------    ---------------    ---------------
Cash Flows From Financing Activities:
  Customer deposit activity:
    Increase in deposits, net                                     $       382,732     $      781,850    $     1,211,544
    Interest credited                                                     869,292            846,671            585,361
                                                                   ---------------    --------------     --------------
                                                                        1,252,024          1,628,521          1,796,905

    Additions to Federal Home Loan Bank advances                        3,695,322          1,051,490            304,500
    Repayments of Federal Home Loan Bank advances                      (1,344,429)        (1,093,122)           (98,034)
    Proceeds from agreements to repurchase
      securities                                                        4,566,506          3,424,725          4,599,988
    Repayments of agreements to repurchase
      securities                                                       (4,476,323)        (2,208,603)        (4,441,041)
    Proceeds from medium-term notes                                           -0-            699,360            499,696
    Repayments of medium-term notes                                    (1,008,135)          (267,000)           (12,865)
    Proceeds from federal funds purchased                               1,250,000                -0-            250,000
    Repayments of federal funds purchased                              (1,250,000)          (250,000)               -0-
    Proceeds from subordinated debt                                           -0-             99,283                -0-
    Dividends on common stock                                             (22,893)           (20,533)           (19,220)
    Sale of stock                                                           8,683              6,198              2,992
    Purchase and retirement of Company stock                             (105,756)            (2,870)          (215,638)
                                                                   --------------     --------------     --------------
      Net cash provided by financing activities                         2,564,999          3,067,449          2,667,283
                                                                   --------------     --------------     --------------
Net Increase (Decrease) in Cash                                                24            (23,746)              (744)
Cash at beginning of period                                               218,695            242,441            243,185
                                                                   --------------     --------------     --------------
Cash at end of period                                              $      218,719     $      218,695     $      242,441
                                                                   ==============     ==============     ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                       $    1,789,487     $    1,640,261     $     1,152,572
    Income taxes                                                          165,560            128,123            182,332
  Cash received for interest and dividends                              2,585,352          2,404,502          1,849,101
  Noncash investing activities:
    Loans transferred to foreclosed real estate                           220,642            216,392            246,612
    Mortgage-backed securities transferred from available for
      sale to held to maturity (at fair value)                            217,719                -0-            453,564
    Loans securitized into mortgage-backed securities with recourse     1,297,669          2,325,589                -0-

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands except per share figures)


NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). The Company's principal operating subsidiaries are World Savings and Loan Association, a federally chartered association (the Association or World Savings) and World Savings Bank, a federally chartered savings bank (WFSB), (collectively, the Insured Institutions). At December 31, 1996, the assets of these subsidiaries were $21 billion and $17 billion, respectively. Intercompany accounts and transactions have been eliminated.

Nature of Operations

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 244 savings branches in seven states and 214 loan offices in 24 states. The Company's primary source of revenue is interest from loans on residential real estate.

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

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1996 and 1995, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of federal funds and short-term repurchase agreements, which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                     (Dollars in thousands except per share)


Mortgage-Backed Securities

     The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its investment portfolio into MBS with recourse which are held to maturity and available to be used as collateral for borrowings.

Loans Receivable

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

     The Company does make a limited number of loans that are held for sale, primarily fixed-rate loans. These loans are usually originated against firm sales contracts and are recorded at the lower of cost or market. Some of these loans are sold with recourse and a recourse liability reserve is provided on the sale of these loans.

     A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to measure impairment based on the fair value of the collateral. When the value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the present value of impaired loans for which impairment is measured based on the present value of expected future cash flows or for the changes in the appraised value of loans that are collateral dependent.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

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

Mortgage Servicing Rights

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others (CMSRs) when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that any financial institution participating in the secondary mortgage market should evaluate and measure impairment of CMSRs based on the fair value of those rights on a disaggregated basis. The balance of CMSRs is included in "Prepaid expenses and other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fee income" in the Consolidated Statement of Net Earnings. CMSRs are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 1996, there was no impairment.

Goodwill

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wroteoff goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. Financial statements for the periods prior to 1996 have not been restated. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982, amounting to less than
 .2% of total assets,  is not material and has been reclassified to other assets.
Amortization   of  goodwill  in  1996  and  future  years  is  recorded  on  the
Consolidated Statement of Net Earnings under the section titled "Non-Interest Income - Other."

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


Long-Lived Assets and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1995 or 1996 consolidated financial statements.

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

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127) which will delay the effective date for portions of SFAS 125 for one year. The impact of SFAS 125 and SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

Interest Rate Swaps and Caps

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

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

     In years prior to 1996, the Association was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a reserve for bad debts subject to certain limitations. In the event distributions (which are subject to the regulatory restrictions described under "Regulatory Capital Requirements") are made from these reserves, such distributions will be subject to federal income taxes at the then prevailing corporate rates. It is not contemplated that accumulated reserves will be used in a manner that will create income tax liabilities.

Regulatory Capital Requirements

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards. Under FIRREA, thrifts and savings banks must have tangible capital equal to 1.5% of adjusted total assets, have core capital equal to 3% of adjusted total assets, and have risk-based capital equal to 8% of risk-weighted assets.

     At December 31, World Savings had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    1996                                                1995
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible      $ 1,334,813      6.37 %   $   314,254     1.50%     $1,924,910      6.38 %    $  452,761     1.50%
Core            1,334,813      6.37         628,507     3.00       1,924,910      6.38         905,521     3.00
Risk-based      1,655,820     13.91         952,631     8.00       2,243,519     13.40       1,339,177     8.00

         At December 31, WFSB had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    1996                                                1995
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible       $1,133,016      6.69%        $254,140     1.50%   $    562,788     14.01%    $  60,247     1.50%
Core            1,133,016      6.69          508,279     3.00         562,788     14.01       120,494     3.00
Risk-based      1,173,583     13.14          714,609     8.00         568,451     26.55       171,305     8.00

     The Office of Thrift Supervision (OTS) has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive.
                                      F-12

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, World Savings and World Savings Bank, FSB, both of which are regulated by the OTS, have ratios in excess of the "well capitalized" requirements.

     At December 31, World Savings had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                           1996                                               1995
                      -----------------------------------------------   -------------------------------------------------
                              ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                      -----------------------  ----------------------   -----------------------   -----------------------
                        Capital      Ratio      Capital       Ratio       Capital      Ratio       Capital       Ratio
                      ------------  ---------  -----------   --------   ------------  ---------   -----------   ---------
Leverage              $ 1,334,813     6.37%    $ 1,047,512      5.00%    $  1,924,910    6.38%     $ 1,509,202      5.00%
Tier 1 risk-based       1,334,813    11.21         714,473      6.00        1,924,910   11.50        1,004,383      6.00
Total risk-based        1,655,820    13.91       1,190,788     10.00        2,243,519   13.40        1,673,972     10.00

         At December 31, WFSB had the following regulatory capital calculated in accordance with FDICIA's capital standards:

                                      1996                                               1995
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio      Capital       Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  -----------   --------    -----------  ---------   ------------  ---------
Leverage          $ 1,133,016     6.69 %   $  847,132      5.00 %    $  562,788       14.01%     $ 200,824      5.00%
Tier 1 risk-based   1,133,016    12.68        535,957      6.00         562,788       26.28        128,479      6.00
Total risk-based    1,173,583    13.14        893,261     10.00         568,451       26.55        214,132     10.00

Retained Earnings

     Under OTS regulations, the OTS must be given at least 30 days' advance notice by the Association or WFSB of any proposed dividend to be paid to the Company. Under OTS regulations, World Savings and WFSB are classified as Tier 1 institutions and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of their capital in excess of the OTS capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS.

     At December 31, 1996, $252 million of the Insured Institutions' retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $1.2 billion of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are World Savings and WFSB.

Earnings Per Share

     Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding, 57,989,327 (1996), 58,657,422 (1995), and 62,128,719 (1994).

Deposit Insurance

     On September 30, 1996, Congress passed and the President signed legislation to recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund
(BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of deposits, but lowers savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, World Savings, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by the Association to the FDIC will be reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, will be increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  B - Securities Available for Sale

         The following is a summary of securities available for sale:

                                                                             December 31, 1996
                                                       --------------------------------------------------------------
                                                                        Unrealized      Unrealized         Fair
                                                           Cost            Gains          Losses           Value
                                                       --------------  --------------  --------------  --------------
Certificates of deposit                                $     150,001   $         -0-   $           4   $     149,997
U.S. Treasury and government agency obligations              199,727           1,117             -0-         200,844
Collateralized mortgage obligations                          171,999             101           2,288         169,812
Equity securities                                            100,455         160,263              46         260,672
                                                       --------------  --------------  --------------  --------------
                                                       $     622,182   $     161,481   $       2,338   $     781,325
                                                       ==============  ==============  ==============  ==============

                                                                            December 31, 1995
                                                     ----------------------------------------------------------------
                                                                       Unrealized       Unrealized         Fair
                                                          Cost            Gains           Losses           Value
                                                      --------------  --------------  ---------------  --------------
Certificates of deposit                               $      49,999    $          1    $         -0-   $      50,000
U.S. Treasury and government agency obligations             174,783              36              -0-         174,819
Collateralized mortgage obligations                         410,953             216            3,222         407,947
Commercial paper                                             50,932              42              -0-          50,974
Equity securities                                            98,545         119,597               26         218,116
                                                      -------------    ------------    -------------   -------------
                                                      $     785,212    $    119,892    $       3,248   $     901,856
                                                      =============    ============    =============   =============

     The weighted average portfolio yields on securities available for sale were 6.64% and 5.89% at December 31, 1996, and 1995, respectively. Sales of securities  available  for sale resulted in realized  gains of $841 (1996),  $10
(1995) and $83 (1994) and realized  losses of $-0- (1996),  $515 (1995) and $226
(1994).

     At December 31, 1996, the securities available for sale had maturities as follows:

                                                            Amortized                 Fair
           Maturity                                           Cost                    Value
           --------------------------------------        ----------------        ----------------
           No maturity                                   $        99,405         $       259,589
           1997                                                  201,091                 200,877
           1998 through 2001                                     292,092                 292,118
           2002 through 2006                                         967                   1,000
           2007 and thereafter                                    28,627                  27,741
                                                         ---------------         ---------------
                                                         $       622,182         $       781,325
                                                         ===============         ===============

NOTE  C - Other Investments
     The following is a summary of other investments:

                                                                                December 31
                                                                      ---------------------------------
                                                                           1996              1995
                                                                      ---------------   ---------------
         Eurodollar time deposits, at cost                            $       102,400   $           -0-
         Federal funds, at cost                                               324,432           490,960
         Short-term repurchase agreements collateralized
           by mortgage-backed securities, at cost                             652,000           699,200
                                                                      ---------------   ---------------
                                                                       $    1,078,832    $    1,190,160
                                                                      ===============   ===============

     At December 31, 1996, and 1995, cost approximated fair market value and there were no unrealized gains or losses.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

     The weighted average portfolio yields on other investments were 7.01% and 6.00% at December 31, 1996, and 1995, respectively. There were no sales of other investments during 1996, 1995 or 1994.

     As of December 31, 1996, the entire other investments portfolio matures in 1997.

NOTE D - Mortgage-Backed Securities Available for Sale

     Mortgage-backed securities available for sale are summarized as follows:

                                                           December 31, 1996
                                      -------------------------------------------------------------
                                       Amortized       Unrealized      Unrealized         Fair
                                          Cost           Gains           Losses          Value
                                      -------------   -------------   -------------   -------------
       Available for sale without recourse:
         FNMA                         $     97,696    $      3,395    $        421     $   100,670
         FHLMC                              71,372           3,913             135          75,150
         GNMA                               47,784           3,807              40          51,551
         Other                                  96             -0-               1              95
                                      -------------   ------------    ------------    ------------
          Total available for sale     $   216,948    $     11,115    $        597     $   227,466
                                      =============   ============    ============    ============

                                                            December 31, 1995
                                       ------------------------------------------------------------
                                        Amortized       Unrealized      Unrealized        Fair
                                           Cost           Gains           Losses         Value
                                       -------------   -------------   -------------  -------------
       Available for sale without recourse:
         FNMA                           $   114,204     $     4,661    $        280    $   118,585
         FHLMC                               91,032           4,771              88         95,715
         GNMA                                62,327           5,098              59         67,366
         Other                                1,215             -0-             -0-          1,215
                                       ------------    ------------    ------------   ------------
          Total available for sale      $   268,778    $     14,530    $        427    $   282,881
                                       ============    ============    ============   ============

     The weighted average portfolio yields on mortgage-backed securities available for sale were 8.73% and 8.85% at December 31, 1996, and 1995, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities available for sale portfolio were $-0- (1996), $6,409
(1995) and $120  (1994) and  resulted  in  realized  gains of $-0-  (1996),  $13
(1995),  and $-0- (1994) and realized losses of $-0- (1996),  $-0- (1995) and $1
(1994).

     At December 31, 1996, mortgage-backed securities available for sale had contractual maturities as follows:

                                                       Amortized                    Fair
          Maturity                                       Cost                       Value
          ------------------------------             --------------             --------------
          1997 through 2001                          $       1,243              $       1,259
          2002 through 2006                                  2,425                      2,515
          2007 and thereafter                              213,280                    223,692
                                                     -------------              -------------
                                                     $     216,948                    227,466
                                                     =============              =============

                                      F-15

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                     (Dollars in thousands except per share figures)


NOTE  E - Mortgage-Backed Securities Held to Maturity

     Mortgage-backed securities held to maturity are summarized as follows:

                                                           December 31, 1996
                                      ------------------------------------------------------------
                                       Amortized       Unrealized      Unrealized         Fair
                                          Cost           Gains           Losses          Value
                                      ------------    -------------   -------------   ------------
       Held to maturity without recourse:
         FNMA                          $   662,584    $      7,897     $     9,974     $   660,507
         FHLMC                              71,418           6,153             -0-          77,571
         GNMA                               66,690           5,030             -0-          71,720
                                      ------------    ------------    ------------    ------------
                                           800,692          19,080           9,974         809,798
       Held to maturity with recourse:
         FNMA                            3,265,424          13,844             -0-       3,279,268
                                      ------------    ------------    ------------    ------------
         Total held to maturity         $4,066,116    $     32,924    $      9,974      $4,089,066
                                      ============    ============    ============    ============

                                                            December 31, 1995
                                       -----------------------------------------------------------
                                        Amortized       Unrealized      Unrealized        Fair
                                           Cost           Gains           Losses         Value
                                       -------------   -------------   -------------  ------------
       Held to maturity without recourse:
         FNMA                           $   718,136    $     19,276     $     2,930    $   734,482
         FHLMC                               91,224           6,628             -0-         97,852
         GNMA                                84,414           5,284             -0-         89,698
                                       ------------    ------------    ------------   ------------
                                            893,774          31,188           2,930        922,032
       Held to maturity with recourse:
         FNMA                             2,232,686          62,517             -0-      2,295,203
                                       ------------    ------------    ------------   ------------
         Total held to maturity          $3,126,460    $     93,705    $      2,930    $ 3,217,235
                                       ============    ============    ============   ============

     The weighted average portfolio yields on mortgage-backed securities held to maturity were 7.05% and 7.28% at December 31, 1996, and 1995, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 1996, 1995, or 1994.

     At December 31, 1996, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                       Amortized                    Fair
          Maturity                                       Cost                       Value
          ------------------------------             --------------             --------------
          1997 through 2001                          $         -0-              $         -0-
          2002 through 2006                                     57                         60
          2007 and thereafter                            4,066,059                  4,089,006
                                                     -------------              -------------
                                                     $   4,066,116              $   4,089,066
                                                     =============              =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  F - Loans Receivable

                                                                                  December 31
                                                                     -------------------------------------
                                                                          1996                  1995
                                                                     ----------------      ---------------
           Loans collateralized primarily by first deeds of trust:
             One- to four-family dwelling units                       $   25,862,898       $    24,071,421
             Over four-family dwelling units                               4,403,389             4,205,050
             Commercial property                                              97,852               122,396
             Construction loans                                                  -0-                 1,471
             Land                                                              1,147                 1,511
                                                                     ----------------      ---------------
                                                                          30,365,286            28,401,849
           Loans on savings accounts                                          31,936                33,279
                                                                     ----------------      ---------------
                                                                          30,397,222            28,435,128
           Less:
             Undisbursed loan funds                                            3,920                 3,568
             Unearned fees and discounts                                      69,938                88,194
             Unamortized discount arising from acquisitions                   14,241                20,025
             Allowance for loan losses                                       195,702               141,988
                                                                     ---------------       ---------------
                                                                     $    30,113,421       $    28,181,353
                                                                     ===============       ===============

     In addition to loans receivable, the Association services loans for others. At December 31, 1996, and 1995, the amount of loans serviced for others (non-affiliated) was $4,563,113 and $3,135,125, respectively, including $1.3 billion in 1996 and $2.3 billion in 1995 of loans that were securitized into FNMA MBS with recourse.

     At December 31, 1996, and 1995, the Company had $15 million and $32 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market. Outstanding loans sold with recourse amounted to $518 million and had a valuation liability of $602 thousand as of December 31, 1996.

     The following is a summary of capitalized mortgage servicing rights:

                                                                          Year Ended
                                                                         December 31
                                                                             1996
                                                                         -------------
         Balance at January 1                                            $         -0-
         New capitalized mortgage servicing rights from loan sales              10,809
         Amortization of capitalized mortgage servicing rights                   1,484
                                                                         -------------
         Balance at December 31                                          $       9,325
                                                                         ==============

     A summary of the changes in the allowance for loan losses is as follows:

                                                                              Year Ended December 31
                                                                   ---------------------------------------------
                                                                        1996            1995           1994
                                                                   -------------   -------------   ------------
         Balance at January 1                                       $    141,988    $    124,003    $   106,698
         Provision for loan losses charged to expense                     84,256          61,190         62,966
         Less loans charged off                                          (31,239)        (44,656)       (46,556)
         Recoveries                                                          697           1,451            895
                                                                    ------------    ------------    -----------
         Balance at December 31                                     $    195,702    $    141,988    $   124,003
                                                                    ============   ============    ===========

     The following is a summary of impaired loans:

                                                                                  December 31
                                                                        --------------------------------
                                                                           1996               1995
                                                                        ---------------------------------

         Nonperforming loans                                            $    373,157       $    314,086
         Troubled debt restructured                                           84,082             45,222
         Other impaired loans                                                 55,961             60,483
                                                                        ------------      -------------
                                                                        $    513,200       $    419,791
                                                                       =============      =============

                                    F-17

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

     The portion of the allowance for loan losses that was specifically provided for impaired loans was $19,356 and $16,516 at December 31, 1996 and 1995, respectively. The average recorded investment in total impaired loans was $477,426 and $487,989 during 1996 and 1995, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during 1996, 1995, and 1994 on the total of impaired loans at each yearend was $25,140 (1996), $19,141
(1995), and $16,449 (1994).

NOTE  G - Interest Earned But Uncollected

                                                                                   December 31
                                                                         ---------------------------------
                                                                              1996               1995
                                                                         --------------     -------------
         Loans receivable                                                $      127,534     $     132,849
         Mortgage-backed securities                                              22,410            23,975
         Interest rate swaps                                                     58,418            60,415
         Other                                                                   13,242             8,156
                                                                          -------------      ------------
                                                                          $     221,604      $    225,395
                                                                          =============      ============

NOTE  H - Real Estate Held for Sale or Investment

                                                                                    December 31
                                                                          --------------------------------
                                                                              1996               1995
                                                                          -------------      -------------
         Real estate acquired through foreclosure of loans, net of
           allowance for losses                                            $     82,075      $      75,158
         Real estate in judgement, net of allowance for losses                      416                443
         Real estate held for investment, net of allowance for losses               561                586
                                                                          -------------      -------------
                                                                           $     83,052      $      76,187
                                                                          =============      =============

NOTE  I - Premises and Equipment

                                                                                    December 31
                                                                            ----------------------------
                                                                               1996            1995
                                                                           ------------    -------------
         Land                                                              $     56,319    $      51,002
         Building and leasehold improvements                                    161,413          149,872
         Furniture, fixtures, and equipment                                     139,173          127,759
                                                                           ------------    -------------
                                                                                356,905          328,633
         Accumulated depreciation and amortization                              143,001          124,996
                                                                           ------------    -------------
                                                                           $    213,904    $     203,637
                                                                           ============    =============

     Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

     The aggregate rentals under long-term operating leases on land or premises in effect on December 31, 1996, and which expire between 1997 and 2064, amounted to approximately $161,593. The approximate minimum payments during the five years ending 2001 are $15,704 (1997), $14,184 (1998), $11,932 (1999), $10,261
(2000), and $6,914 (2001). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $18,289 (1996), $17,540 (1995), and $16,979
(1994).
                                      F-18

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  J - Customer Deposits

                                                                           December 31
                                                    -----------------------------------------------------------
                                                               1996                           1995
                                                    ----------------------------  -----------------------------
                                                      Rate*          Amount          Rate*          Amount
                                                    ----------   ---------------   ----------------------------
         Customer deposits by rate:
           Interest-bearing checking accounts            1.17%   $      318,422         1.25%      $   $  750,160
           Passbook accounts                             2.22           550,075         2.23              567,890
           Money market deposit accounts                 2.44         1,565,682         3.20            1,291,501
           Term certificate accounts with original
             maturities of:
             4 weeks to 1 year                           5.20        10,144,102         5.32            9,358,705
             1 to 2 years                                5.20         5,012,735         5.65            3,599,540
             2 to 3 years                                5.85         1,587,068         5.63            2,128,392
             3 to 4 years                                5.67           565,997         5.36              651,787
             4 years and over                            5.71         1,993,983         6.32            2,065,785
           Retail jumbo CDs                              5.23           360,441         5.57              430,647
           All other                                     7.70             1,429         7.71                3,503
                                                                 --------------                    --------------
                                                                 $   22,099,934                    $   20,847,910
                                                                 ==============                    ==============

     *Weighted average interest rate including the impact of interest rate swaps.

                                                                                  December 31
                                                                 -----------------------------------------------
                                                                        1996                        1995
                                                                 -----------------           ------------------
        Customer deposits by remaining maturity at yearend:
            No contractual maturity                              $       2,434,179            $      2,609,551
            Maturity within one year:
              1st quarter                                                7,811,583                   6,014,410
              2nd quarter                                                4,737,429                   4,953,641
              3rd quarter                                                3,221,586                   2,096,226
              4th quarter                                                1,238,244                   1,422,384
                                                                  -----------------           -----------------
                                                                        17,008,842                  14,486,661
            1 to 2 years                                                 1,518,861                   2,259,328
            2 to 3 years                                                   810,336                     618,242
            3 to 4 years                                                   161,935                     638,226
            Over 4 years                                                   165,781                     235,902
                                                                  ----------------            ----------------
                                                                  $     22,099,934            $     20,847,910
                                                                  =================           ================

     At December 31, the weighted average cost of deposits was 4.98% (1996) and 5.15% (1995).

     Interest expense on customer deposits is summarized as follows:

                                                                         Year Ended December 31
                                                           ---------------------------------------------------
                                                                1996              1995              1994
                                                           ---------------   ---------------   ---------------
        Interest-bearing checking accounts                 $        7,536    $        9,258     $       9,463
        Passbook accounts                                          17,967            17,771            19,733
        Money market deposit accounts                              25,294            30,262            38,430
        Term certificate accounts                               1,010,617           991,099           646,727
                                                           --------------    --------------     -------------
                                                           $    1,061,414    $    1,048,390     $     714,353
                                                           ==============    ==============     =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  K - Advances from Federal Home Loan Banks

     Advances are secured by pledges of $13,911,643 of certain loans, capital stock of the Federal Home Loan Bank, and MBS with a market value of $486,284, and these borrowings have maturities and interest rates as follows:

                                         December 31, 1996
        ------------------------------------------------------------------------------------
                                                                Receive
                                                  Stated         Fixed        Adjusted
       Maturity                    Amount          Rate          Swaps         Rate*
                                --------------   ----------   ------------   -----------
       1997                     $   2,649,000         5.56%                        5.56%
       1998                         1,470,102         5.66                         5.66
       1999                           568,933         4.82                         4.82
       2000                           681,775         5.85          (0.03)%        5.82
       2001                           665,241         5.59                         5.59
       2002 and thereafter          2,763,382         5.34          (0.04)         5.30
                                -------------
                                $   8,798,433
                                =============

                                         December 31, 1995
        ------------------------------------------------------------------------------------
                                                                Receive
                                                  Stated         Fixed         Adjusted
       Maturity                    Amount          Rate          Swaps          Rate*
       -----------------------  --------------   ----------   ------------    -----------
       1996                     $     634,416         6.29 %        (0.75)%         5.54%
       1997                           165,479         6.55          (0.56)          5.99
       1998                         1,058,806         6.16                          6.16
       1999                           558,918         5.08                          5.08
       2000                           672,737         6.05          (0.01 )         6.04
       2001 and thereafter          3,356,845         5.61          (0.01 )         5.60
                                -------------
                                $   6,447,201
                                =============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December  31, the  weighted  average  adjusted  interest  rate was 5.47%
(1996)  and 5.70%  (1995).  These  borrowings  averaged  $7,343,334  (1996)  and
$6,438,791  (1995) and the maximum  outstanding  at any monthend was  $8,798,433
(1996) and $7,014,781 (1995).

              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  L - Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $1,956,455 and $1,859,652 at December 31, 1996, and 1995, respectively.

                                               December 31, 1996
        ------------------------------------------------------------------------------------------------
                                                                Pay         Receive
                                                  Stated       Fixed         Fixed         Adjusted
       Maturity                     Amount         Rate        Swaps         Swaps          Rate*
       -----------------------   -------------   ----------  -----------   -----------    -----------
       1997                       $ 1,335,335         5.40 %                                    5.40 %
       1998                           450,000         5.58        (0.02)%                       5.56
       1999                             6,600         8.09                      (2.88)%         5.21
       2000                               -0-         0.00                                      0.00
       2001                           116,191         5.58                                      5.58
                                 -------------
                                 $  1,908,126
                                 =============

                                               December 31, 1995
        ------------------------------------------------------------------------------------------------
                                                                Pay         Receive
                                                  Stated       Fixed         Fixed        Adjusted
       Maturity                     Amount         Rate        Swaps         Swaps          Rate*
       -----------------------   -------------   ---------   -----------   -----------   ------------
       1996                      $  1,061,343        5.64 %        0.64 %                       6.28 %
       1997                           500,000        5.94                                       5.94
       1998                           250,000        6.09                                       6.09
       1999                             6,600        8.09                       (2.68)%         5.41
                                 ============
                                 $  1,817,943
                                 ============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, these liabilities had a weighted average adjusted interest rate of 5.45% (1996) and 6.15% (1995). These borrowings averaged $2,013,427
(1996) and $1,120,860 (1995) and the weighted average interest rate on these averages was 5.78% for 1996 and 6.30% for 1995. The maximum outstanding at any monthend was $2,375,573 (1996) and $2,018,438 (1995). At the end of 1996 and
1995, respectively, $1,614,763 and $1,752,171 of the agreements to repurchase with broker/dealers and the Federal Home Loan Bank of San Francisco were to reacquire the same securities. Agreements with broker/dealers to repurchase substantially the same securities amounted to $293,363 (1996) and $65,772
(1995).

NOTE  M - Medium-Term Notes

     Medium-term notes are unsecured obligations of the Association. They have maturities and interest rates as follows:

                                December 31, 1996
----------------------------------------------------------------------------------
                                                      Receive
                                       Stated          Fixed        Adjusted
Maturity               Amount           Rate           Swaps          Rate*
----------------   ---------------   ------------   ------------   ------------
1997               $      479,912           6.58%         (0.80)%         5.78%
1998                      109,933           5.83                          5.83
                   --------------
                   $      589,845
                   ==============

                                      F-21

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

                                               December 31, 1995
  -----------------------------------------------------------------------------------------------------------
                                                   Pay          Receive
                                   Stated         Fixed           Fixed           Basis           Adjusted
  Maturity           Amount         Rate          Swaps           Swaps           Swaps             Rate*
  -------------   -------------  -----------   ------------    ------------   ---------------   --------------
  1996            $  1,007,988       5.49%        (0.03)%         0.50%           (0.01)%            5.95%
  1997                 479,645       6.80                        (0.65)                              6.15
  1998                 109,874       6.21                                                            6.21
                  ------------
                  $  1,597,507
                  ============

*Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, medium-term notes had a weighted average adjusted interest rate of 5.79% (1996) and 6.04% (1995).


NOTE  N - Subordinated Notes

                                                                                  December 31
                                                                      ------------------------------------
                                                                           1996                1995
                                                                      ----------------    ----------------
          Parent:
            Subordinated notes, unsecured, due from 1997 to 2003 at coupon rates of 6.00% to 10.25%, net of unamortized discount
              of $5,514 (1996) and $6,907 (1995)                      $     1,124,486     $     1,123,093

          Association:
            Subordinated notes, unsecured, due from 1997 to 2000 at coupon rates of 9.90% to 10.25%, net of unamortized discount
              of $490 (1996) and $701 (1995)                                  199,510             199,299
                                                                      ---------------     ---------------
                                                                      $     1,323,996     $     1,322,392
                                                                      ===============     ===============

     At December 31, subordinated notes had a weighted average interest rate of 8.48% (1996) and 8.49% (1995). At December 31, 1996, subordinated notes had maturities and interest rates as follows:

           Maturity                                        Rate*                   Amount
           ----------------------------------            -----------           --------------
           1997                                               10.36 %          $      214,885
           1998                                                9.02                   199,630
           2000                                                9.28                   313,572
           2002                                                7.74                   397,112
           2003                                                6.13                   198,797
                                                                               --------------
                                                                                $   1,323,996
                                                                               ==============

     *Weighted average interest rate

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


NOTE  O - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.

                                                                          Year Ended December 31
                                                          ----------------------------------------------------
                                                              1996               1995               1994
                                                          ----------------   ----------------   --------------
          Federal income tax:
            Current                                       $      (35,754)    $      108,717     $      121,124
            Deferred                                               1,863              6,287              1,765
          State tax:
            Current                                               33,742             36,887             39,941
            Deferred                                              (1,583)            (1,198)            (2,897)
                                                         ---------------     ---------------    --------------
                                                         $        (1,732)    $       150,693    $      159,933
                                                         ===============     ===============    ==============

     The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:

                                                                     December 31
                                                          ----------------------------------
                                                              1996               1995
                                                          ----------------   ----------------
          Federal income tax                               $     126,484     $      112,031
          State tax                                               50,703             48,065

     The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                                     December 31
                                                                        ---------------------------------------
                                                                               1996                 1995
                                                                        -----------------    -----------------
Deferred tax liabilities:
  Loan fees and interest income                                         $          81,977    $          72,355
  FHLB stock dividends                                                             78,605               69,572
  Bad debt reserve                                                                 26,836               28,355
  Unrealized gains on debt and equity securities                                   69,968               53,500
  Depreciation                                                                     14,872               14,337
  Other deferred tax liabilities                                                    5,127                4,779
                                                                         ----------------     ----------------
Gross deferred tax liabilities                                                    277,385              242,898

Deferred tax assets:
  Provision for losses on loans                                                    76,704               54,577
  State taxes                                                                      12,472               13,367
  Loan discount primarily related to acquisitions                                   6,293                8,674
  Other deferred tax assets                                                         4,729                6,184
                                                                         ----------------     ----------------
Gross deferred tax assets                                                         100,198               82,802
                                                                         ----------------     ----------------
Net deferred tax liability                                               $        177,187     $        160,096
                                                                         ================     ================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


     A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                                Year Ended December 31
                              ----------------------------------------------------------------------------------------
                                         1996                          1995                            1994
                              ----------------------------  ----------------------------  ----------------------------
                                                Percent                       Percent                       Percent
                                                  of                            of                            of
                                                Pretax                        Pretax                        Pretax
                                 Amount         Income         Amount         Income         Amount         Income
                               ------------   ------------   ------------   ------------   ------------   ------------
Computed standard
  corporate tax expense         $  128,864           35.0%    $  134,831           35.0%   $  136,634            35.0%
Increases (reductions) in
  taxes resulting from:
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (150,963)         (41.0)        (6,706)          (1.7)          393             0.1
  State tax, net of federal
    income tax benefit              22,133            6.0         24,046            6.2         24,325            6.2
  Other                             (1,766)          (0.5)        (1,478)          (0.4)        (1,419)          (0.3)
                               -----------    -----------    -----------    -----------    -----------    -----------
                               $    (1,732)          (0.5)%  $   150,693           39.1%   $   159,933           41.0%
                               ============   ============   ============   ============   ============   ===========

     "Net financial income, not subject to income tax, primarily related to acquisitions," includes $139 million of tax benefits realized in 1996 from operating losses which had been accumulated at the predecessor institution of Beach Federal Savings and Loan Association (Beach) up to the time of the government approved transaction with Beach in 1988.

     In accordance with Financial Accounting Standards Board pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of World Savings and Loan Association that arose in tax years that began prior to December 31, 1987. At December 31, 1996 and 1995, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1996 and 1995, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of the savings institution, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE  P - Stockholders' Equity

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994 and August 1, 1995, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million and 5.9 million shares, respectively, of Golden West's common stock. As of December 31, 1996, 7,763,816 of such shares had been repurchased and retired at a cost of $332 million since October 28, 1993. During 1996, 1,930,800 of the shares were purchased and retired at a cost of $106 million.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


NOTE  Q - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 7 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to six years and prior to either five or ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to six years and prior to ten years and one month from the grant date. At December 31, shares available for option amounted to 2,746,500 (1996), 2,844,200 (1995), and 3,104,200 (1994).
Outstanding options at December 31, 1996, were held by 344 employees and had expiration dates ranging from December 1, 1997, to December 13, 2006. At December 31, 1996, the range of exercise prices on outstanding options was from $10.75 to $65.00 and the weighted average remaining contractual life on all outstanding options was 4.7 years.

     A summary of the transactions of the stock option plan follows:

                                                                                     Average
                                                                                     Price per
                                                                    Shares             Share
                                                                 --------------     -------------
         Outstanding, January 1, 1994                                 2,928,585      $     21.26
           Granted                                                      381,000      $     35.67
           Exercised                                                   (222,200)     $     13.46
           Canceled                                                     (19,800)     $     37.30
                                                                 --------------     -------------
         Outstanding, December 31, 1994                              3,067,585       $     23.51
           Granted                                                     278,250       $     51.21
           Exercised                                                  (349,290)      $     17.74
           Canceled                                                    (18,250)      $     35.71
                                                                 --------------     -------------
         Outstanding, December 31, 1995                              2,978,295       $     26.70
           Granted                                                     116,000       $     53.42
           Exercised                                                  (401,780 )     $     21.61
           Canceled                                                    (18,300 )     $     42.07
                                                                 --------------     -------------
         Outstanding, December 31, 1996                              2,674,215       $     28.51
                                                                 ==============     =============

     At December 31, options exercisable amounted to 1,976,965 (1996), 2,170,745
(1995), and 2,114,335 (1994). The weighted-average fair value of options granted during 1996 and 1995 was $15.21 per share and $13.72 per share, respectively.

     The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Year Ended December 31
                                             1996              1995
                                         --------------   ---------------
         Net income
           As reported                   $     164,671     $     234 539
           Pro forma                           163,307           234,302
         Earnings per share
           As reported                   $        2.84     $        4.00
           Pro forma                              2.82              3.99

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                (Dollars in thousands except per share figures)


     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 1.1% for both years; expected volatility of 20% for both years; expected lives of 5.3 years for both years; and risk-free interest rates of 6.21% (1996) and 5.36% (1995). During the initial phase-in period, the effects of applying SFAS 123 may not be representative of the effects on reported net income for future years because options vest over several years and additional awards can be made each year.


NOTE  R  -   Financial   Instruments   with   Off-Balance-Sheet   Risk  and
Concentrations of Credit Risk

     As of December 31, 1996, the Company's loans receivable balance was $30.1 billion. Of that $30.1 billion balance, 35% were Southern California loans, 34% were Northern California loans, 4% were Illinois loans, 4% were Texas loans, 4% were Colorado loans, 3% were New Jersey loans, 3% were Florida loans, and 2% were Washington loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

     In order to reduce its exposure to fluctuations in interest rates, the Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, and loans; and interest rate swaps and caps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank of San Francisco and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company initially has not required collateral or other security to support these financial instruments because of the creditworthiness of the counterparties.

     Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1996, and 1995, was $290 million and $258 million, respectively. Most of these commitments were for adjustable rate mortgages.

     The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1996, and 1995.

     Interest rate swaps and caps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the other parties.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


NOTE  S - Interest Rate Swaps and Caps

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

     The information presented below is based on interest rates at December 31, 1996. To the extent that rates change, variable interest rate information will change. The basis swaps were contracts in which the Company received an amount based on one interest rate index and paid an amount based on a different interest rate index. The forward starting swap was entered into to convert floating rate assets to fixed-rate in the future in anticipation of future prepayments of matched fixed-rate assets. Accrual of interest on the forward starting swap begins at a predetermined future date. The Company has a $10 million forward starting swap, which is contractually delayed until 1997.

     The following table illustrates the maturities and weighted average rates as of December 31, 1996 for interest rate swaps held by the Company by product type.

                                Maturities of December 31, 1996 Interest Rate Swaps

                                                                    Maturity
                                        -----------------------------------------------------------------     Balance at
                                         1997          1998         1999          2000        2001+        December 31, 1996
                                       ----------   -----------   ----------   -----------   ---------     -----------------
Receive fixed generic swaps:
       Notional amount                $1,002,180    $1,166,295    $  319,373    $   45,901   $  47,201      $2,580,950
       Weighted average receive rate        6.35%         6.12%         6.65%         6.73%       6.59%           6.29%
       Weighted average pay rate            5.63%         5.46%         5.64%         5.66%       5.63%           5.55%

Pay fixed generic swaps:
       Notional amount                $  232,000    $  209,000    $  172,000    $   10,000   $ 717,095      $1,340,095
       Weighted average receive rate        5.74%         5.74%         5.80%         5.83%       5.74%           5.75%
       Weighted average pay rate            6.86%         7.66%         8.26%         6.08%       7.11%           7.29%

Forward starting swaps:
       Notional amount                $      -0-    $      -0-    $  10,000     $     -0-    $    -0-      $    10,000
       Weighted average receive rate        0.00%         0.00%        8.68%         0.00%       0.00%            8.68%
       Weighted average pay rate            0.00%         0.00%        5.62%         0.00%       0.00%            5.62%
                                      ----------    ----------    ---------     ---------    --------      -----------
Total notional value                  $1,234,180    $1,375,295    $ 501,373     $  55,901    $764,296      $ 3,931,045
                                      ==========    ==========    =========     =========    =========     ===========

Total weighted average rate on swaps:
          Receive rate                      6.24%         6.06%        6.40%         6.57%       5.79%            6.11%
                                       =========    ==========    =========    ==========    ========      ===========
          Pay rate                          5.86%         5.80%        6.54%         5.74%       7.02%            6.14%
                                       =========    ==========    =========    ==========    ========      ===========

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


     During 1996, the range of floating interest rates received on swap contracts was 5.14% to 6.02% and the range of floating interest rates paid on swap contracts was 4.81% to 6.06%. The range of fixed interest rates received on swap contracts was 4.61% to 9.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

     Activity in interest rate swaps and caps is summarized as follows:

                   Interest Rate Swap and Cap Activity For the
                  Years ended December 31, 1996, 1995, and 1994
                         (Notional amounts in millions)

                                       Receive        Pay                      Forward     Interest
                                        Fixed        Fixed         Basis      Starting       Rate
                                        Swaps        Swaps         Swaps        Swaps        Caps
                                      -----------  -----------  ------------ ------------ -----------
Balance, January 1, 1994              $    2,706   $    2,582    $      600    $     210    $    437
Additions                                  2,575          124           200          -0-         -0-
Maturities                                  (365)        (481)          -0-          -0-        (137)
Terminations                                 -0-          -0-          (600)         -0-         -0-
Forward starting becoming effective           75          -0-           -0-          (75)        -0-
                                      -----------  -----------  ------------ ------------ -----------
Balance, December 31, 1994                 4,991        2,225           200          135         300

Additions                                    219          -0-            43          -0-         -0-
Maturities                                (2,114)        (450)         (200)         -0-         (75)
Terminations                                 -0-          -0-           -0-          -0-         -0-
Forward starting becoming effective          125          -0-           -0-         (125 )       -0-
                                      -----------  -----------  ------------ ------------ -----------
Balance, December 31, 1995                 3,221        1,775            43           10         225

Additions                                    905          -0-           -0-          -0-         -0-
Maturities                                (1,545)        (435)          (43)         -0-        (225)
Terminations                                 -0-          -0-           -0-          -0-         -0-
Forward starting becoming effective          -0-          -0-           -0-          -0-         -0-
                                      -----------  -----------  ------------ ------------ -----------
 Balance, December 31, 1996           $    2,581   $    1,340   $       -0-  $        10  $      -0-
                                      ===========  ===========  ============ ============ ===========

     Interest rate swaps and caps activity decreased net interest income by $10 million, $29 million, and $23 million for the years ended December 31, 1996, 1995, and 1994, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


NOTE  T - Disclosure About Fair Value of Financial Instruments

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

     The values presented are based upon information as of December 31, 1996, and 1995, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

         Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with the Federal Home Loan Bank of San Francisco and broker/dealers with terms greater than 90 days, and subordinated notes.

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

         For mortgage servicing rights, the fair value is estimated using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates.

         The fair value of interest rate caps is derived from current market prices of similar interest rate cap instruments. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreements on the reporting date, considering current interest rates.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


                                                                             December 31
                                                 ---------------------------------------------------------------------
                                                              1996                                 1995
                                                 --------------------------------     --------------------------------
                                                   Carrying         Estimated          Carrying          Estimated
                                                    Amount          Fair Value          Amount           Fair Value
                                                ---------------   ---------------   ----------------   ---------------
Financial Assets:
  Cash                                          $      218,719     $     218,719      $     218,695      $    218,695
  Securities available for sale                        781,325           781,325            901,856           901,856
  Other investments                                  1,078,832         1,078,832          1,190,160         1,190,160
  Mortgage-backed securities available for sale        227,466           227,466            282,881           282,881
  Mortgage-backed securities held to maturity        4,066,116         4,089,066          3,126,460         3,217,235
  Loans receivable                                  30,113,421        30,123,449         28,181,353        28,342,204
  Interest earned but uncollected                      221,604           221,604            225,395           225,395
  Investment in capital stock of Federal Home
    Loan Banks                                         500,105           500,105            350,955           350,955
  Capitalized mortgage servicing rights                  9,325            12,387                -0-               -0-

Financial Liabilities:
  Customer deposits                                 22,099,934        22,159,594         20,847,910        20,957,186
  Advances from Federal Home Loan Banks              8,798,433         8,798,236          6,447,201         6,441,338
  Securities sold under agreements to
    repurchase                                       1,908,126         1,907,541          1,817,943         1,831,403
  Medium-term notes                                    589,845           590,832          1,597,507         1,607,720
  Subordinated notes                                 1,323,996         1,367,938          1,322,392         1,418,775


Off-Balance Sheet Instruments (Unrealized Gains (Losses)):

                                                                     December 31
                           ------------------------------------------------------------------------------------------------
                                               1996                                             1995
                           ----------------------------------------------  ------------------------------------------------
                                                               Net                                             Net
                             Unrealized     Unrealized      Unrealized      Unrealized      Unrealized      Unrealized
                               Gains          Losses       Gain (Loss)        Gains           Losses       Gain (Loss)
                            -------------  --------------  -------------   -------------   -------------   -------------
Interest rate swaps:
  Receive fixed             $     17,910   $       3,436   $     14,474     $    45,632     $     1,421     $    44,211
  Pay fixed                        6,829          36,649        (29,820)            327          85,982         (85,655)
  Forward starting                   346             -0-            346             415             -0-             415
Interest rate caps                   -0-             -0-            -0-              36             -0-              36
Loan commitments                     943             -0-            943           1,389             -0-           1,389
                            -------------  --------------  -------------   -------------   -------------   -------------
  Total                     $     26,028   $      40,085   $    (14,057     $    47,799     $    87,403     $   (39,604)
                            =============  ==============  =============   =============   =============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)


NOTE  U - Parent Company Financial Information

Statement of Net Earnings

                                                                      Year Ended December 31
                                                          ------------------------------------------------
                                                              1996             1995             1994
                                                          --------------   --------------   --------------
          Revenues:
            Investment income                             $      48,356    $      49,893     $     40,821
            Insurance commissions and trustee
              fees                                                1,381            1,403            1,190
            Other                                                    19               24               20
                                                          -------------    -------------    -------------
                                                                 49,756           51,320           42,031
          Expenses:
            Interest                                             91,943           88,662           85,906
            General and administrative                            3,166            3,631            2,648
                                                          ------------ -   -------------    -------------
                                                                 95,109           92,293           88,554
                                                          -------------    -------------    -------------
          Loss before earnings of subsidiaries
            and income tax credit                               (45,353)         (40,973)         (46,523)

          Income tax credit                                      20,306           18,498           20,779

          Earnings of subsidiaries before cumulative
            effect of change in accounting for goodwill         394,960          257,014          256,193
                                                          -------------    -------------    -------------
          Earnings Before Cumulative Effect of Change
            in Accounting for Goodwill                          369,913          234,539          230,449
          Cumulative effect of change in accounting
            for goodwill                                       (205,242)             -0-              -0-
                                                          -------------    -------------    --------------
               Net Earnings                               $     164,671    $     234,539    $     230,449
                                                          ==============   ==============   ==============

Statement of Financial Condition

                                     Assets

                                                                                December 31
                                                                   ---------------------------------------
                                                                        1996                  1995
                                                                   ------------------    ------------------
           Cash                                                    $          7,092       $         2,556
           Securities available for sale                                    153,192               199,523
           Other investments                                                152,485               517,202
           Notes receivable from subsidiary                                 600,000                   -0-
           Prepaid expenses and other assets                                 13,637                14,380
           Investment in subsidiaries                                     2,580,050             2,698,237
                                                                  -----------------     -----------------
                                                                  $       3,506,456     $       3,431,898
                                                                  =================     =================

                      Liabilities and Stockholders' Equity


         Accounts payable and accrued expenses                  $            31,493      $         30,452
           Subordinated notes, net                                        1,124,486             1,123,093
           Stockholders' equity                                           2,350,477             2,278,353
                                                                   ----------------      ----------------
                                                                   $      3,506,456             3,431,898
                                                                   ================      ================

                                      F-31

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)



NOTE  U- Parent Company Financial Information (Continued)

Statement of Cash Flows

                                                                          Year Ended December 31
                                                            ---------------------------------------------------
                                                                 1996              1995              1994
                                                            ---------------   ---------------   ---------------
          Cash flows from operating activities:
            Net earnings                                    $      164,671     $    234,539      $    230,449
            Adjustments  to reconcile net earnings
            to net cash used in operating activities:
              Equity in earnings of subsidiaries before
                cumulative effect of change in accounting         (394,960)        (257,014)         (256,193)
              Cumulative effect of change in accounting            205,242              -0-               -0-
              Amortization of intangibles and
                discount on subordinated debt                        1,393            1,404             1,353
              Other, net                                             4,072           (7,290)           (5,086)
                                                             -------------     -------------     -------------
                Net cash used in operating activities              (19,582)         (28,361)          (29,477)

          Cash flows from investing activities:
            Capital contributed to subsidiaries                   (500,225)        (580,582)             (625)
            Dividends received from subsidiary                     830,000          280,000           275,000
            Purchases of securities held for sale                 (306,590)      (2,638,824)       (1,305,371)
            Sales of securities available for sale                   6,182          102,911           620,415
            Matured securities available for sale                  350,000        2,664,121         1,060,842
            Decrease (increase) in other investments               364,717         (130,495)         (271,993)
            Notes receivable from subsidiary                    (2,501,500)        (450,000)         (650,000)
            Repayments of notes receivable from
              subsidiary                                         1,901,500          700,000           550,000
                                                            --------------    -------------     -------------
              Net cash provided by (used in) investing
                activities                                         144,084          (52,869)          278,268

          Cash flows from financing activities:
            (Decrease) in securities sold under
              agreements to repurchase                                 -0-              -0-           (24,875)
            Proceeds from subordinated debt                            -0-           99,283               -0-
            Dividends on common stock                              (22,893)         (20,533)          (19,220)
            Sale of stock                                            8,683            6,198             2,992
            Purchase and retirement of Company stock              (105,756)          (2,870)         (215,638)
                                                            ---------------   ---------------   ---------------
              Net cash provided by (used in) financing
                activities                                        (119,966)          82,078          (256,741)

          Net increase (decrease) in cash                            4,536              848            (7,950)
          Cash at beginning of period                                2,556            1,708             9,658
                                                            --------------    ---------------   -------------
          Cash at end of period                             $        7,092     $      2,556     $       1,708
                                                            ===============   ===============   =============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

NOTE  V - Selected Quarterly Financial Data (Unaudited)

                                                                               1996
                                                 ------------------------------------------------------------------
                                                                           Quarter Ended
                                                 ------------------------------------------------------------------
                                                  March 31          June 30        September 30  (a) December 31
                                                --------------   ---------------   --------------   ---------------
    Interest income                              $    639,107     $     630,178     $    646,587     $     665,689
    Interest expense                                  431,448           421,675          441,640           455,838
                                                --------------   ---------------   --------------   ---------------
    Net interest income                               207,659           208,503          204,947           209,851

    Provision for loan losses                          18,522            17,236           23,498            25,000

     Non-interest income                               19,524            18,826           17,676            18,873

    Non-interest expense (b)                           80,791            80,469          211,282            80,880
                                                --------------   ---------------   --------------   ---------------
     Earnings (loss) before taxes on income           127,870           129,624          (12,157 )         122,844

    Taxes on income                                    49,277            50,039         (147,942 )          46,894
                                                --------------   ---------------   --------------   ---------------
     Earnings before cumulative effect of
      change in accounting for goodwill                78,593            79,585          135,785            75,950

    Cumulative effect of change in accounting
      for goodwill (b)                               (205,242)             -0-              -0-               -0-
                                                --------------   ---------------   --------------   ---------------
    Net earnings (loss)                         $    (126,649)   $       79,585    $     135,785    $       75,950
                                                ==============   ===============   ==============   ===============

    Earnings per share before cumulative effect
      of change in accounting for goodwill      $        1.34     $        1.35    $        2.32    $         1.32

    Cumulative effect of change in accounting
      for goodwill (b)                                  (3.49)             0.00             0.00              0.00
                                                --------------   ---------------   --------------   ---------------

    Net earnings (loss) per share               $       (2.15)    $        1.35    $        2.32    $         1.32
                                                ==============   ===============   ==============   ===============

    Cash dividends per share                    $        .095     $        .095    $        .095    $         .110
                                                ==============   ===============   ==============   ===============

(a) The third quarter of 1996 was significantly influenced by two nonrecurring items: the federally mandated recapitalization of the Savings Association Insurance Fund which resulted in a one-time charge of $133 million, or $1.34 per share on an after-tax basis; and the recognition of $139 million, or $2.40 per share, of tax benefits arising from a prior year acquisition. See discussion in Note A.

(b) During 1996, the Company adopted SFAS 72 for goodwill related to acquisitions prior to September 30, 1982, which resulted in the write-off of $205 million, or $3.49 per share, of goodwill effective January 1, 1996. See discussion in Note A.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995, and 1994
                 (Dollars in thousands except per share figures)

                                                                               1995
                                                 ------------------------------------------------------------------
                                                                           Quarter Ended
                                                 ------------------------------------------------------------------
                                                   March 31          June 30        September 30      December 31
                                                ---------------   --------------   ---------------   --------------
    Interest income                             $      551,895    $     604,145     $     631,772    $     639,629

    Interest expense                                   385,464          431,844           444,339          442,958
                                                --------------    --------------   ---------------   -------------
    Net interest income                                166,431          172,301           187,433          196,671

    Provision for loan losses                           14,779           14,651            14,622           17,138

    Non-interest income                                 11,012            9,227            10,476           11,825

    Non-interest expense                                79,320           79,074            79,014           81,546
                                                --------------    -------------    ---------------   -------------
    Earnings before taxes on income                     83,344           87,803           104,273          109,812

    Taxes on income                                     32,411           34,242            40,892           43,148
                                                --------------    --------------   --------------    -------------
    Net earnings                                $       50,933    $      53,561    $       63,381    $      66,664
                                                ==============    ==============   ==============    =============
    Net earnings per share                      $          .87    $         .91    $         1.08    $        1.14
                                                ==============    ==============   ==============    =============
    Cash dividends per share                    $         .085    $        .085    $         .085    $        .095
                                                ==============    ==============   ==============    =============

                                      F-34
