Form 10-Q
period 1997-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1997-05-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended March 31, 1997                Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


        Delaware                                         95-2080059
---------------------------                 -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                  94612
------------------------------------------           ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (510) 446-3420
                                                  ---------------------

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

     The number of shares outstanding of the registrant's common stock on April 30, 1997, was 56,929,364 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1997, are not necessarily indicative of the results for the full year.

                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        March 31      March 31     December 31
                                                                          1997          1996           1996
                                                                      ------------   -----------   ------------
Assets:
  Cash                                                                $    132,972   $   203,419    $   218,719
  Securities available for sale at fair value                              602,667       707,755        781,325
  Other investments at cost                                              1,538,551     1,086,255      1,078,832
  Mortgage-backed securities available for sale without recourse at
     fair value                                                            216,332       269,590        227,466
  Mortgage-backed securities held to maturity without recourse at
     cost                                                                  785,486       859,705        800,692
  Mortgage-backed securities held to maturity with recourse at cost      3,183,765     2,174,244      3,265,424
  Loans receivable                                                      30,698,538    28,388,930     30,113,421
  Interest earned but uncollected                                          212,280       218,347        221,604
  Investment in capital stock of Federal Home Loan Banks--at cost
     which approximates fair value                                         564,389       392,597        500,105
  Real estate held for sale or investment                                   79,687        73,864         83,052
  Prepaid expenses and other assets                                        292,312       231,499        226,054
  Premises and equipment--at cost less accumulated depreciation            223,030       205,352        213,904
                                                                      ------------   -----------   ------------
                                                                      $ 38,530,009   $34,811,557    $37,730,598
                                                                      ============   ===========   ============

Liabilities and Stockholders' Equity:
  Deposits                                                            $ 22,943,924   $20,990,781    $22,099,934
  Advances from Federal Home Loan Banks                                  8,133,882     6,459,770      8,798,433
  Securities sold under agreements to repurchase                         2,662,179     2,139,371      1,908,126
  Medium-term notes                                                        309,903       889,570        589,845
  Accounts payable and accrued expenses                                    482,335       487,897        452,182
  Taxes on income                                                          259,504       390,947        207,605
  Subordinated notes--net of discount                                    1,324,390     1,322,790      1,323,996
  Stockholders' equity                                                   2,413,892     2,130,431      2,350,477
                                                                      ------------   -----------   ------------
                                                                      $ 38,530,009   $34,811,557    $37,730,598
                                                                      ============   ===========   ============

                                       Golden West Financial Corporation
                                 Consolidated Statement of Net Earnings (Loss)
                                                  (Unaudited)
                                (Dollars in thousands except per share figures)

                                                       Three Months Ended
                                                            March 31
                                                  -----------------------------
                                                     1997              1996
                                                  -----------      ------------
Interest Income:
    Interest on loans                             $   565,063      $    541,208
    Interest on mortgage-backed securities             74,933            61,673
    Interest and dividends on investments              34,283            36,226
                                                  -----------      ------------
                                                      674,279           639,107
Interest Expense:
    Interest on deposits                              280,320           265,370
    Interest on advances                              112,608            89,981
    Interest on repurchase agreements                  27,898            28,388
    Interest on other borrowings                       34,761            47,709
                                                  -----------      ------------
                                                      455,587           431,448
                                                  -----------      ------------
        Net Interest Income                           218,692           207,659
Provision for loan losses                              20,695            18,522
                                                  -----------      ------------
        Net Interest Income after Provision
            for Loan Losses                           197,997           189,137
Non-Interest Income:
    Fees                                               10,737             8,883
    Gain on the sale of securities,
        MBS, and loans                                  1,223             4,684
    Other                                               7,272             5,957
                                                  -----------      ------------
                                                       19,232            19,524
Non-Interest Expense:
    General and administrative:
        Personnel                                      44,100            39,385
        Occupancy                                      13,388            12,216
        Deposit insurance                               2,046            11,332
        Advertising                                     2,418             2,248
        Other                                          17,218            15,610
                                                  -----------      ------------
                                                       79,170            80,791
Earnings Before Taxes on Income and
    Cumulative Effect of Change in Accounting         138,059           127,870
    Taxes on Income                                    54,685            49,277
                                                  -----------      ------------
Earnings Before Cumulative Effect of Change in
    Accounting for Goodwill                            83,374            78,593
Cumulative Effect of Change in Accounting
    for Goodwill                                          -0-          (205,242)
                                                  -----------      ------------
Net Earnings (Loss)                               $    83,374      $   (126,649)
                                                  ===========      ============

Earnings (Loss) Per Share:
Earnings Per Share Before Cumulative Effect of
    Change in Accounting for Goodwill             $      1.45      $       1.34
Cumulative Effect of Change in Accounting
    for Goodwill                                         0.00             (3.49)
                                                  -----------      ------------
Net Earnings (Loss) Per Share                     $      1.45      $      (2.15)
                                                  ===========      ============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 Three Months Ended
                                                                      March 31
                                                             --------------------------
                                                                1997           1996
                                                             -----------    -----------
Cash Flows From Operating Activities:
  Net earnings (loss)                                        $    83,374     $ (126,649)
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Provision for loan losses                                     20,695         18,522
    Cumulative effect of the change in accounting for goodwill       -0-        205,242
    Amortization of loan fees and discounts                       (4,441)        (6,526)
    Depreciation and amortization                                  5,143          4,793
    Loans originated for sale                                    (53,560)      (194,359)
    Sales of loans originated for sale                            49,508        185,663
    Decrease in interest earned but uncollected                    9,324          7,048
    Federal Home Loan Bank stock dividends                       (15,722)        (9,251)
    (Increase) in prepaid expenses and other assets              (58,581)       (71,456)
    Increase in accounts payable and accrued expenses             30,153         37,083
    Increase in taxes on income                                   54,668         35,572
    Other, net                                                    (4,626)        (5,737)
                                                             -----------   ------------
      Net cash provided by operating activities                  115,935         79,945

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,341,904)      (984,084)
    Real estate loans purchased                                     (652)          (200)
    Other, net                                                    (8,270)          (476)
                                                             -----------   ------------
                                                              (1,350,826)      (984,760)
  Real estate loan principal payments:
    Monthly payments                                             164,249        141,548
    Payoffs, net of foreclosures                                 487,720        521,211
    Refinances                                                    57,383         66,888
                                                             -----------    -----------
                                                                 709,352        729,647

  Purchases of mortgage-backed securities held to maturity           -0-            (62)
  Repayments of mortgage-backed securities                       106,025        104,559
  Proceeds from sales of real estate                              52,680         51,303
  Purchases of securities available for sale                         (10)      (323,235)
  Sales of securities available for sale                             -0-         74,951
  Matured securities available for sale                          175,601        444,197
  Decrease (increase) in other investments                      (459,719)       103,905
  Purchases of Federal Home Loan Bank stock                      (56,239)       (37,099)
  Additions to premises and equipment                            (14,347)        (6,939)
                                                             -----------    -----------
    Net cash provided by (used in) investing activities         (837,483)       156,467

                                       Golden West Financial Corporation
                                Consolidated Statement of Cash Flows (Continued)
                                                  (Unaudited)
                                             (Dollars in thousands)


                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                                1997           1996
                                                             ------------   ------------
Cash Flows From Financing Activities:
    Deposit activity:
    Increase (decrease) in deposits, net                      $  618,182     $  (70,839)
    Interest credited                                            225,808        213,710
                                                             -----------     ----------
                                                                 843,990        142,871

  Additions to Federal Home Loan Bank advances                    21,600         25,950
  Repayments of Federal Home Loan Bank advances                 (686,199)       (13,470)
  Proceeds from agreements to repurchase securities            1,424,702        396,362
  Repayments of agreements to repurchase securities             (670,649)       (74,934)
  Repayments of medium-term notes                               (280,000)      (708,135)
  Proceeds from federal funds purchased                              -0-        575,000
  Repayments of federal funds purchased                              -0-       (575,000)
  Dividends on common stock                                       (6,301)        (5,581)
  Sale of  stock                                                   2,009          2,262
  Purchase and retirement of Company stock                       (13,351)       (17,013)
                                                             -----------    -----------
    Net cash provided by (used in) financing activities          635,801       (251,688)
                                                             -----------    -----------
Net Decrease in Cash                                             (85,747)       (15,276)
Cash at beginning of period                                      218,719        218,695
                                                             -----------    -----------
Cash at end of period                                        $   132,972    $   203,419
                                                             ===========    ===========

Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   452,524    $   453,630
    Income taxes                                                     611         19,871
  Cash received for interest and dividends                       683,603        646,155
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   50,657         52,174

                                       Golden West Financial Corporation
                                 Consolidated Statement of Stockholders' Equity
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                            Three Months Ended
                                                                                  March
                                                                        --------------------------
                                                                           1997           1996
                                                                        -----------    -----------
Common Stock:
  Balance at January 1                                                  $     5,734    $     5,887
  Common stock issued upon exercise of stock options                              7              8
  Common stock retired upon purchase of stock                                   (19)           (33)
                                                                        -----------    -----------
  Balance at March 31                                                         5,722          5,862
                                                                        -----------    -----------
Paid-in Capital:
  Balance at January 1                                                       67,953         55,353
  Common stock issued upon exercise of stock options                          2,002          2,254
                                                                        -----------    -----------

  Balance at March 31                                                        69,955         57,607
                                                                        -----------    -----------

Retained Earnings:
  Balance at January 1                                                    2,177,098      2,140,883
  Net earnings (loss)                                                        83,374       (126,649)
  Cash dividends on common stock                                             (6,301)        (5,581)
  Retirement of stock                                                       (13,332)       (16,980)
                                                                        -----------   ------------

  Balance at March 31                                                     2,240,839      1,991,673
                                                                        -----------   ------------

Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                                       99,692         76,230
  Change during period                                                       (2,316)          (941)
                                                                        -----------   ------------

  Balance at March 31                                                        97,376         75,289
                                                                        -----------   ------------

Total Stockholders' Equity at March 31                                  $ 2,413,892    $ 2,130,431
                                                                        ===========   ============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the three month periods ended March 31, 1997, and 1996, respectively.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1996 Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

     CHANGE IN ACCOUNTING FOR GOODWILL

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote-off goodwill totaling $205 million during 1996 as the cumulative effect of the change in accounting for goodwill. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. The minor amount of continuing goodwill amortization no longer warrants a separate line item on the Company's Consolidated Statement of Net Earnings and, therefore, for 1996 and 1997, has been included in other income.

     The adoption of SFAS 72 noted above resulted in the restatement of earnings previously reported of $76 million, or $1.28 per share, in the first quarter of 1996 to a loss of $127 million, or $2.15 per share. The restatement included a charge of $3.49 per share for the cumulative effect of change in accounting for goodwill and a credit of $.06 per share of goodwill amortization for the first quarter of 1996. For the three months ended March 31, 1996, earnings before the cumulative effect of the change in accounting for goodwill were $1.34 per share.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         March 31        March 31        December 31
                                                           1997            1996              1996
                                                       -------------    ------------     -------------
   Assets                                              $ 38,530,009     $34,811,557       $37,730,598
   Loans receivable                                      30,698,538      28,388,930        30,113,421
   Mortgage-backed securities                             4,185,583       3,303,539         4,293,582
   Deposits                                              22,943,924      20,990,781        22,099,934
   Stockholders' equity                                   2,413,892       2,130,431         2,350,477
   Stockholders' equity/total assets                          6.26%           6.12%             6.23%
   Book value per common share                         $      42.19     $     36.34       $     40.99
   Common shares outstanding                             57,218,464      58,622,859        57,342,389
   Yield on loan portfolio                                    7.43%           7.64%             7.43%
   Yield on mortgage-backed securities                        7.12%           7.35%             7.13%
   Yield on investments                                       6.82%           5.68%             6.88%
   Yield on earning assets                                    7.37%           7.51%             7.37%
   Cost of deposits                                           4.98%           5.01%             4.98%
   Cost of borrowings                                         5.82%           5.95%             5.80%
   Cost of funds                                              5.27%           5.33%             5.28%
   Yield on earning assets less cost of funds                 2.10%           2.18%             2.09%
   Ratio of nonperforming assets to total assets              1.22%           1.25%             1.21%
   Ratio of troubled debt restructured to total assets         .23%            .13%              .22%
   World Savings and Loan Association:
     Total assets                                      $ 19,633,902     $27,601,561       $21,040,890
     Net worth                                            1,337,107       1,852,066         1,427,914
     Net worth/total assets                                   6.81%           6.71%             6.79%
     Regulatory capital ratios:
       Tangible capital                                       6.37%           6.70%             6.37%
       Core capital                                           6.37%           6.70%             6.37%
       Risk-based capital                                    13.74%          14.12%            13.91%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $ 18,465,208     $ 7,127,638       $16,929,859
     Net worth                                            1,235,418         577,705         1,136,717
     Net worth/total assets                                   6.69%           8.11%             6.71%
     Regulatory capital ratios:
       Tangible capital                                       6.67%           8.05%             6.69%
       Core capital                                           6.67%           8.05%             6.69%
       Risk-based capital                                    13.26%          15.25%            13.14%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                        Three Months Ended
                                                                             March 31
                                                                     --------------------------
                                                                        1997           1996
                                                                     ------------   -----------
   New real estate loans originated                                  $ 1,395,464    $1,178,443
   Average yield on new real estate loans                                  7.52%         7.71%
   Increase in deposits (a)                                          $   843,990    $  142,871
   Earnings before cumulative effect of change in accounting for          83,374        78,593
   goodwill
   Net earnings (loss)                                                    83,374      (126,649)
   Earnings per share before cumulative effect
     of change in accounting for goodwill                                   1.45          1.34
   Net earnings (loss) per share                                            1.45         (2.15)
   Cash dividends on common stock                                            .11          .095
   Average common shares outstanding                                  57,314,639    58,788,639
   Ratios:(b)
     Net earnings (loss)/average net worth (ROE)(c)                       13.95%       (23.50%)
     Net earnings (loss)/average assets (ROA)(c)                            .88%        (1.45%)
     Net interest income/average assets                                    2.30%         2.38%
     General and administrative expense/average assets                      .83%          .93%

(a) Includes $397 million of wholesale deposits for the quarter ended March 31, 1997.

(b) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.

(c) The ratios for the quarter ended March 31, 1996, include the $205 million cumulative effect of the change in accounting for goodwill, which was effective January 1, 1996. The ratios for the quarter ended March 31, 1996, excluding the change in accounting for goodwill are: ROE 14.58% and ROA .90%

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1997 and 1996, and December 31, 1996. The reader is referred to page 51 of the Company's 1996 Form 10-K for similar information for the years 1993 through 1996 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                March 31
                                                           --------------------      December 31
                                                            1997         1996            1996
                                                           ------       -------      -----------
       Assets:
          Cash and investments                                5.9%         5.7%           5.5%
          Mortgage-backed securities                         10.9          9.5           11.4
          Loans receivable                                   79.7         81.6           79.8
          Other assets                                        3.5          3.2            3.3
                                                           ------       ------        -------
                                                            100.0%       100.0%         100.0%
                                                           ======       ======        =======
       Liabilities and Stockholders' Equity:
          Deposits                                           59.5%        60.3%          58.6%
          Federal Home Loan Bank advances                    21.1         18.6           23.3
          Securities sold under agreements to repurchase      6.9          6.1            5.1
          Medium-term notes                                   0.8          2.6            1.6
          Other liabilities                                   2.0          2.5            1.7
          Subordinated debt                                   3.4          3.8            3.5
          Stockholders' equity                                6.3          6.1            6.2
                                                           ------       ------        -------
                                                            100.0%       100.0%         100.0%
                                                           ======       ======        =======

     As the above table shows, deposits represent the majority of the Company's liabilities. The largest asset component is the loan portfolio, which consists primarily of long-term mortgages. The disparity between the repricing (maturity or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

     The gap table on the following page shows that, as of March 31, 1997, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. In addition, because COFI is based on a portfolio of accounts, not all of which mature or reprice immediately, COFI does not initially reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI lags, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 1997
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                      ---------------------------------------------------------------------
                                        0 - 3         4 - 12         1 - 5         Over 5
                                        Months        Months         Years         Years          Total
                                      ---------     ----------     -----------   -----------   ------------

Interest-Earning Assets:
  Investments                          $  1,858     $      -0-     $     281     $       2      $   2,141
  Mortgage-backed securities              3,272             94           350           470          4,186
  Loans receivable:
    Rate-sensitive                       26,039          1,591           119           -0-         27,749
    Fixed-rate                               78            236           991         1,350          2,655
  Other(b)                                  673            -0-           -0-           -0-            673
  Impact of interest rate swaps             632            170          (256)         (546)           -0-
                                      ---------     ----------     ---------     ---------      ---------
Total                                 $  32,552     $    2,091     $   1,485     $   1,276      $  37,404
                                      =========     ==========     =========     =========      =========
Interest-Bearing Liabilities(c):
  Deposits                            $   8,124     $   12,093     $   2,699     $      28      $  22,944
    FHLB advances                         7,149            375           345           265          8,134
    Other borrowings                      3,080            100           619           497          4,296
    Impact of interest rate swaps         1,431           (487)         (931)          (13)           -0-
                                      ---------    -----------     ---------    -----------     ---------
Total                                 $  19,784    $    12,081     $   2,732     $     777      $  35,374
                                      =========    ===========     =========    ==========      =========
Repricing gap                         $  12,768    $    (9,990)    $  (1,247)    $     499
                                      =========    ===========     =========    ==========
Cumulative gap                        $  12,768    $     2,778     $   1,531     $   2,030
                                      =========    ===========     =========    ==========
Cumulative gap as a percentage of
      total assets                        33.1%           7.2%          4.0%
                                      =========    ===========   ===========

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.

(b) Includes cash in banks and Federal Home Loan Bank (FHLB) stock.

(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, FSB (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of deposits and short-term borrowings. For the months ended March 31, 1997 and 1996, and December 31, 1996, World's average regulatory liquidity ratios were 8%, 5.5%, and 8%, respectively. For the months ended March 31, 1997 and 1996, and December 31, 1996, WFSB's average regulatory liquidity ratios were 5.3%, 6% and 6%, respectively. World and WFSB exceeded the monthly 5% requirements for each of the three months ended March 31, 1997 and all months during 1996. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     At March 31, 1997 and 1996, and December 31, 1996, the Company had securities available for sale in the amount of $603 million, $708 million, and $781 million, respectively, including unrealized gains on securities available for sale of $156 million, $116 million, and $159 million, respectively. At March 31, 1997 and 1996, and December 31, 1996, the Company had no securities held to maturity or for trading.

     Included in the securities available for sale at March 31, 1997 and 1996, and December 31, 1996, were collateralized mortgage obligations (CMOs) in the amount of $144 million, $340 million, and $170 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At March 31, 1997, the majority of the Company's CMOs had remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

     MORTGAGE-BACKED SECURITIES

     At March 31, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $4.0 billion, $3.0 billion, and $4.1 billion, respectively, including $3.2 billion of Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company at March 31, 1997, $2.2 billion at March 31, 1996 and $3.3 billion at December 31, 1996. At March 31, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities available for sale in the amount of $216 million, $270 million, and $227 million, respectively, including unrealized gains on MBS available for sale of $9 million, $13 million, and $11 million, respectively. At March 31, 1997 and 1996 and December 31, 1996, the Company had no trading MBS.

     During 1995 and 1996, the Company securitized $2.3 billion and $1.3 billion, respectively, of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS, to be used as collateral for borrowings. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

     Repayments of MBS during the first quarter of 1997 were $106 million compared to $105 million in the same period of 1996. Although the balance of the MBS portfolio is higher than it was a year ago, repayments on MBS during the first quarter of 1997 as compared to the first quarter of 1996 were flat primarily due to a decrease in refinances and prepayments on the underlying loans.

     LOAN PORTFOLIO

     LOAN VOLUME

     New loan originations for the quarter ended March 31, 1997, amounted to $1.4 billion compared to $1.2 billion for the same period in 1996. The increase in loan volume in 1997 over the first quarter of 1996 occurred because rates on new fixed-rate mortgages were higher this year, hovering near the 8% level for most of the quarter. In contrast, the starting rates on ARMs, the Company's principal product, remained low and affordable. The Company continues to sell most of its fixed-rate originations. Loans originated for sale amounted to $54 million for the first three months of 1997 compared to $194 million for the first three months of 1996. Refinanced loans constituted 36% of new loan originations for the quarter ended March 31, 1997, compared to 43% for the quarter ended March 31, 1996.

     The Company has lending operations in 23 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 1997, 52% of total loan originations were on residential properties in California compared to 53% for the same period in 1996. The five largest states, other than California, for originations for the three months ended March 31, 1997, were Florida, Texas, Washington, Colorado, and Illinois with a combined total of 26% total originations. The percentage of the total loan portfolio (excluding mortgage-backed securities with recourse) that is comprised of residential loans in California was 68% at March 31, 1997 compared to 73% at March 31, 1996, and 69% at December 31, 1996.

     The tables on the following two pages show the Company's loan portfolio by state at March 31, 1997 and 1996.

                                     TABLE 3

                             Loan Portfolio by State
                                 March 31, 1997
                             (Dollars in thousands)


                         Residential
                         Real Estate                           Commercial                     Loans as
                   -------------------------                     Real            Tota          a % of
    State            1 - 4           5+          Land           Estate         Loans (a)     Portfolio
---------------   ------------   -----------   ----------   ---------------   ------------   -----------
California        $19,965,421    $3,399,540    $     250     $   55,486      $23,420,697       68.63%
Texas               1,176,028       106,963          571          1,549        1,285,111        3.77
Illinois            1,078,539       183,142          -0-          1,756        1,263,437        3.70
Colorado              993,304       236,588          -0-          7,100        1,236,992        3.62
Florida             1,085,361        20,264           88            941        1,106,654        3.24
New Jersey          1,075,776           406          -0-          6,468        1,082,650        3.17
Washington            440,186       375,010          -0-            749          815,945        2.39
Arizona               651,402        46,570          -0-            577          698,549        2.05
Pennsylvania          502,320         4,251          -0-          3,534          510,105        1.49
Virginia              499,980         8,575          -0-          1,431          509,986        1.49
Connecticut           425,616           -0-          -0-             22          425,638        1.25
Maryland              335,978         2,188          -0-            535          338,701        0.99
Oregon                223,792        11,078          -0-          2,691          237,561        0.70
Nevada                186,474         1,093          -0-            -0-          187,567        0.55
Utah                  163,441            58          -0-          1,738          165,237        0.48
Minnesota             145,192         8,357          -0-            -0-          153,549        0.45
Kansas                146,769         4,849          -0-            188          151,806        0.44
Wisconsin             105,418         3,888          -0-            -0-          109,306        0.32
Massachusetts          81,373           -0-          -0-             20           81,393        0.24
Missouri               72,461         6,328          -0-            -0-           78,789        0.23
New York               47,504           -0-          -0-            -0-           47,504        0.14
Washington DC          44,396           -0-          -0-            -0-           44,396        0.13
New Mexico             37,312           -0-          -0-            -0-           37,312        0.11
Georgia                34,316           -0-          -0-          1,706           36,022        0.11
Idaho                  27,064           -0-          -0-            -0-           27,064        0.08
Delaware               23,897           -0-          -0-            -0-           23,897        0.07
Ohio                   16,377         2,219          196          3,975           22,767        0.07
North Carolina          7,749           -0-          -0-            488            8,237        0.02
South Dakota            7,227           -0-          -0-            -0-            7,227        0.02
Other                  11,214            11          -0-          4,561           15,786        0.05
                  -----------    ----------    ---------    -----------      -----------    --------
  Totals          $29,611,887    $4,421,378    $   1,105    $    95,515       34,129,885      100.00%
                  ===========    ==========    =========    ===========                     ========

SFAS 91 deferred loan fees                                                       (54,130)
Loan discount on purchased loans                                                  (4,207)
Undisbursed loan funds                                                            (3,934)
Allowance for loan losses                                                       (209,077)
Loans to facilitate (LTF) interest reserve                                          (553)
Troubled debt restructured (TDR) interest reserve                                 (6,987)
Loans on deposits                                                                 31,306
                                                                             -----------
Total loan portfolio and loans securitized into FNMA MBS with recourse        33,882,303
Loans securitized into FNMA MBS with recourse                                 (3,183,765)(b)
                                                                             -----------
     Total loan portfolio                                                    $30,698,538
                                                                             ===========

(a)    The Company has no commercial loans.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities. The March 31, 1997 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                     TABLE 4

                             Loan Portfolio by State
                                 March 31, 1996
                             (Dollars in thousands)

                         Residential
                         Real Estate                           Commercial                                    Loans as
                   -------------------------                     Real                           Total         a % of
    State            1 - 4           5+          Land           Estate        Construction    Loans (a)     Portfolio
---------------   ------------   -----------   ----------   ---------------   ------------   ------------   -----------
California        $18,962,350    $3,348,673    $     268    $    69,921       $      -0-    $22,381,212       72.73%
Colorado              840,118       219,688          -0-          7,486              -0-      1,067,292        3.47
Illinois              847,231       181,987          -0-          2,301              -0-      1,031,519        3.35
Texas                 859,969        87,978          586          1,653              -0-        950,186        3.09
New Jersey            886,719           412          -0-          7,478              199        894,808        2.91
Florida               747,365         2,625          196          1,090              -0-        751,276        2.44
Washington            361,530       307,278          -0-            783              -0-        669,591        2.18
Arizona               451,889        52,372          -0-          1,704              -0-        505,965        1.64
Virginia              428,668         3,000          -0-          1,562              -0-        433,230        1.41
Pennsylvania          398,270           -0-          -0-          4,000              -0-        402,270        1.31
Connecticut           323,487           -0-          -0-             15              -0-        323,502        1.05
Maryland              273,918           -0-          -0-            586              -0-        274,504        0.89
Oregon                177,982        10,673          -0-          2,861              -0-        191,516        0.62
Nevada                157,545         1,200          -0-            -0-              -0-        158,745        0.52
Kansas                129,368         5,001          -0-            207              -0-        134,576        0.44
Utah                  102,878            64          -0-          1,940              -0-        104,882        0.34
Minnesota              85,262           -0-          -0-            -0-              -0-         85,262        0.28
Missouri               65,180         6,969          -0-            -0-              -0-         72,149        0.23
Wisconsin              63,103         4,205          -0-            -0-              -0-         67,308        0.22
New York               52,541           -0-          -0-             22              -0-         52,563        0.17
Georgia                41,332           -0-          -0-          2,016              -0-         43,348        0.14
Washington DC,         36,962           -0-          -0-            -0-              -0-         36,962        0.12
Ohio                   22,208         2,549          414          5,006              -0-         30,177        0.10
New Mexico             25,387           -0-          -0-            -0-              -0-         25,387        0.08
Delaware               19,237           -0-          -0-            -0-              -0-         19,237        0.06
Massachusetts          17,414           -0-          -0-             20              -0-         17,434        0.06
Idaho                  17,341           -0-          -0-            -0-              -0-         17,341        0.06
North Carolina          8,698           303          -0-            533              -0-          9,534        0.03
Other                  16,597            26          -0-          4,829              -0-         21,452        0.06
                  -----------    ----------    ---------    -----------      -----------       --------    --------
  Totals          $26,420,549    $4,235,003    $   1,464    $   116,013      $       199     30,773,228      100.00%
                  ===========    ==========    =========    ===========      ===========                   ========

SFAS 91 deferred loan fees                                                                      (74,160)
Loan discount on purchased loans                                                                 (5,776)
Undisbursed loan funds                                                                           (4,074)
Allowance for loan losses                                                                      (152,360)
Loans to facilitate (LTF) interest reserve                                                         (474)
Troubled debt restructured (TDR) interest reserve                                                (4,533)
Loans on deposits                                                                                31,323
                                                                                            -----------
     Total loan portfolio and loans securitized into FNMA MBS with recourse                  30,563,174
Loans securitized into FNMA MBS with recourse                                                (2,174,244)(b)
                                                                                            -----------
     Total loan portfolio                                                                   $28,388,930
                                                                                            ===========

(a)    The Company has no commercial loans.

(b) Loans amounting to $2.3 billion were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities during 1995. The March 31, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 92% at March 31, 1997 compared to 90% at March 31, 1996, and 91% at December 31, 1996. The Company's ARM originations for the first quarter of 1997 constituted over 94% of new mortgage loans made in 1997 compared to 77% in the first three months of 1996.

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.02%, or 5.60% above the actual weighted average rate at March 31, 1997, versus 13.08%, or 5.64% above the weighted average rate at March 31, 1996.

     Approximately $5.5 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 1997, $637 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.74% at March 31, 1997 compared to 7.79% at March 31, 1996. Without the floor, the average yield on these loans would have been 7.09% at March 31, 1997 and 7.28% at March 31, 1996.

     Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the quarter ended March 31, 1997, loan repayments were $709 million compared to $730 million in the same period of 1996.

     MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market should evaluate and measure for impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. If the book value exceeds the fair value of the capitalized mortgage servicing rights, financial institutions are required to write-down the servicing rights to their fair value. The book value of Golden West's servicing rights did not exceed the fair value at March 31, 1997 or 1996 and, therefore, no adjustment was necessary. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. See page 22 for further discussion on SFAS 125. For the first quarter of 1997 and 1996, the Company recognized gains of $1.0 million and $4.7 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance at March 31, 1997 and 1996 of the capitalized servicing rights was $9.7 million and $4.6 million, respectively.

     ASSET QUALITY

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets includes non-accrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's troubled debt restructured (TDRs) is made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers adversely impacted by economic conditions.

     The following table shows the components of the Company's nonperforming assets and troubled debt restructured and the various ratios to total assets.

                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                           March 31
                                                   -------------------------     December 31
                                                      1997          1996            1996
                                                   ----------    -----------    ------------
Non-accrual loans                                  $  389,625    $   361,376     $   373,157
Real estate acquired through foreclosure               77,859         72,487          82,075
Real estate in judgment                                 1,274            798             416
                                                   ----------    -----------    ------------
Total nonperforming assets                         $  468,758    $   434,661     $   455,648
                                                   ==========    ===========     ===========
TDRs                                               $   86,931    $    46,683     $    84,082
                                                   ==========    ===========     ===========
Ratio of NPAs to total assets                           1.22%          1.25%           1.21%
                                                   ==========    ===========     ===========
Ratio of TDRs to total assets                            .23%           .13%            .22%
                                                   ==========    ===========     ===========
Ratio of NPAs and TDRs to total assets                  1.45%          1.38%           1.43%
                                                   ==========    ===========     ===========

     The slight increase in NPAs during 1997 reflects the continued weakness in the Southern California housing market and increased bankruptcies nationwide. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $5 million in the first quarter of 1997 compared to $6 million in the same period of 1996. Interest foregone on TDRs amounted to $583 thousand for the three months ended March 31, 1997, compared to $368 thousand for the three months ended March 31, 1996.

     The tables on the following two pages show the Company's nonperforming assets by state at March 31, 1997 and 1996.

                                     TABLE 6

                          Nonperforming Assets by State
                                 March 31, 1997
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                    Real Estate Owned
              -----------------------------------     --------------------------------
                   Residential        Commercial                           Commercial
                   Real Estate           Real            Residential          Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+        Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------   ---------    ---------    --------
California    $305,760     $ 14,352    $  2,391       $63,523     $ 9,804   $  2,289     $398,119     1.70%
Texas            5,881          -0-         -0-           803         -0-        -0-        6,684     0.52
Illinois         7,366          223         -0-           246         282        -0-        8,117     0.64
Colorado         2,150          -0-       3,089           269         -0-        -0-        5,508     0.45
Florida          6,199          -0-         263           774         -0-        -0-        7,236     0.65
New Jersey      14,029          -0-       1,544           763         -0-        -0-       16,336     1.51
Washington       2,146          -0-         -0-           -0-         -0-        -0-        2,146     0.26
Arizona          1,574          -0-         -0-            12         -0-        -0-        1,586     0.23
Pennsylvania     5,068          -0-           5           152         -0-        -0-        5,225     1.02
Virginia         1,409          -0-         -0-           538         -0-        -0-        1,947     0.38
Connecticut      3,870          -0-         -0-           598         -0-        -0-        4,468     1.05
Maryland         1,458          -0-         -0-           570         -0-        -0-        2,028     0.60
Oregon             601          -0-         -0-           -0-         -0-        -0-          601     0.25
Nevada           1,632          -0-         -0-           219         -0-        -0-        1,851     0.99
Utah               737          -0-         -0-           -0-         -0-        -0-          737     0.45
Minnesota          641          -0-         -0-           -0-         -0-        -0-          641     0.42
Kansas             724           40         -0-           -0-         -0-        -0-          764     0.50
Wisconsin          433          -0-         -0-           -0-         -0-        -0-          433     0.40
Massachusetts       64          -0-          20           -0-         -0-        -0-           84     0.10
Missouri           465           42         -0-           243          17        -0-          767     0.97
New York         3,637          -0-         -0-           141         -0-        -0-        3,778     7.95
Washington, DC     -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
New Mexico         -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Georgia          1,542          -0-         -0-           -0-         -0-        -0-        1,542     4.28
Idaho              -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Delaware           118          -0-         -0-           -0-         -0-        -0-          118     0.49
Ohio                62          -0-           2           -0-         -0-        -0-           64     0.28
North Carolina      38          -0-         -0-           -0-         -0-        -0-           38     0.46
South Dakota       -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Other               50          -0-         -0-           -0-         -0-        -0-           50     0.32
              --------    ---------    --------       -------    --------   --------     ---------    -----
  Totals      $367,654     $ 14,657     $ 7,314       $68,851    $ 10,103     $2,289      470,868     1.38%
              ========    =========    ========       =======    ========   ========

REO general valuation allowance                                                            (2,110)   (0.01)
                                                                                         --------     ----
Total nonperforming assets                                                               $468,758     1.37%
                                                                                         =========    ====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into FNMA mortgage-backed securities. The March 31, 1997 balances of the related nonperforming assets are reflected in the amounts above.

                                     TABLE 7

                          Nonperforming Assets by State
                                 March 31, 1996
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                    Real Estate Owned
              -----------------------------------     --------------------------------
                   Residential        Commercial                           Commercial                 NPAs as
                   Real Estate           Real             Residential          Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+         Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------    ---------   ----------    --------
California    $300,572    $  12,549    $    368       $55,304    $12,870     $  3,779    $ 385,442     1.72%
Colorado         1,690          -0-       3,251           108         -0-         -0-        5,049     0.47
Illinois         3,464          472         -0-           791         302         -0-        5,029     0.49
Texas            4,390          -0-         -0-            53         -0-         -0-        4,443     0.47
New Jersey      11,206          -0-         687           429         -0-         -0-       12,322     1.38
Florida          3,536          -0-         150           221         -0-         -0-        3,907     0.52
Washington         458          -0-         -0-           -0-         -0-         -0-          458     0.07
Arizona          1,152          -0-         -0-            88         -0-         -0-        1,240     0.25
Virginia         1,810          -0-         -0-           302         -0-         -0-        2,112     0.49
Pennsylvania     2,439          -0-         -0-           167         -0-         -0-        2,606     0.65
Connecticut      3,536          -0-         -0-           417         -0-         -0-        3,953     1.22
Maryland         1,805          -0-         -0-           -0-         -0-         -0-        1,805     0.66
Oregon             545          -0-         -0-           -0-         -0-         -0-          545     0.28
Nevada             473          -0-         -0-           203         -0-         -0-          676     0.43
Kansas             665           40         -0-            46         -0-         -0-          751     0.56
Utah               122          -0-         -0-           -0-         -0-         -0-          122     0.12
Minnesota          -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Missouri           563          961         -0-            26         -0-         -0-        1,550     2.15
Wisconsin          -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
New York         2,683          -0-         -0-            81         -0-         -0-        2,764     5.26
Georgia          1,448          -0-         -0-            36         -0-         -0-        1,484     3.42
Washington, DC       7          -0-         -0-           -0-         -0-         -0-            7     0.02
Ohio                61          -0-          58           -0-         -0-         154          273     0.90
New Mexico           1          -0-         -0-           -0-         -0-         -0-            1     0.00
Delaware           -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Massachusetts      -0-          -0-         -0-           -0-         -0-         -0-          -0-     0.00
Idaho               68          -0-         -0-           -0-         -0-         -0-           68     0.39
North Carolina      46          -0-         -0-           -0-         -0-         -0-           46     0.48
Other              100          -0-         -0-           -0-         -0-         -0-          100     0.47
              --------    ---------     -------       -------    --------    --------    ---------     ----
   Totals     $342,840    $  14,022     $ 4,514       $58,272    $ 13,172    $  3,933      436,753     1.42%
              ========    =========     =======       =======    ========     =======

REO general valuation allowance                                                             (2,092)   (0.01)
                                                                                         ---------     ----
Total nonperforming assets                                                               $ 434,661     1.41%
                                                                                         ==========    ====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) Loans amounting to $2.3 billion were securitized with full recourse into FNMA mortgage-backed securities during 1995. The March 31, 1996 balance of the related nonperforming assets are reflected in the amounts above.

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

     The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                   Three Months Ended
                                                                        March 31
                                                               --------------------------
                                                                  1997          1996
                                                               -----------   ------------
  Beginning allowance for loan losses                          $  195,702    $   141,988
  Provision charged to expense                                     20,695         18,522
  Less loans charged off                                           (7,558)        (8,360)
  Add recoveries                                                      238            210
                                                               ----------    -----------
  Ending allowance for loan losses                             $  209,077     $  152,360
                                                               ==========    ===========
  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)                        .09%           .11%
                                                               ==========    ===========
  Ratio of allowance for loan losses to nonperforming assets        44.6%          35.1%
                                                               ==========    ===========

     DEPOSITS

     Retail deposits increased during the first quarter of 1997 by $447 million, including interest credited of $226 million compared to an increase of $143 million, including interest credited of $214 million, in the first quarter of 1996. Retail deposits increased during 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts.

     Beginning in January 1997, the Company began a program to use brokers to sell certificates of deposit (CDs) to institutional investors. The Company's deposit balance at March 31, 1997 includes $397 million of these wholesale CDs.

     The mix of reported deposits changed during 1997 as compared to 1996, primarily due to a new program begun in the fourth quarter of 1996. Specifically, the reported balance of interest-bearing checking accounts has decreased as compared to 1996 and the reported balance of money market accounts has increased compared to balances reported in 1996 as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank.

     The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 1997 and 1996.

                                     TABLE 9

                                    Deposits
                              (Dollars in millions)

                                                                                    March 31
                                                               ---------------------------------------------------
                                                                       1997                         1996
                                                               ----------------------      -----------------------
                                                                Rate*       Amount         Rate*           Amount
                                                               --------     ----------     ---------    ----------
       Deposits by interest rate:
       Interest-bearing checking accounts                          1.17%   $      307          1.22%    $     768
       Passbook accounts                                           2.22           558          2.22           571
       Money market deposit accounts                               2.43         1,778          3.42         1,321
       Term certificate accounts with original maturities
       of:
           4 weeks to 1 year                                       5.25        11,472          5.10         8,892
           1 to 2 years                                            5.27         4,192          5.42         4,407
           2 to 3 years                                            5.50         1,334          5.86         1,920
           3 to 4 years                                            5.73           554          5.40           614
           4 years and over                                        5.69         1,941          5.95         2,067
       Retail jumbo CDs                                            5.30           410          5.36           428
       Wholesale CDs                                               5.40           397          0.00           -0-
       All other                                                   7.66             1          7.67             3
                                                                           ----------                  ----------
                                                                           $   22,944                  $   20,991
                                                                           ==========                  ==========
       Deposits by remaining maturity:
       No contractual maturity                                             $    2,643                  $    2,660
       Maturity within one year:
          2nd quarter                                                           5,481                       6,152
          3rd quarter                                                           6,113                       3,382
          4th quarter                                                           4,354                       2,480
          1st quarter                                                           1,626                       2,825
                                                                           ----------                  ----------
                                                                               17,574                      14,839

       1 to 2 years                                                             1,642                       2,255
       2 to 3 years                                                               814                         414
       3 to 4 years                                                               106                         644
       4 years and over                                                           165                         179
                                                                           ----------                  ----------
                                                                           $   22,944                  $   20,991
                                                                           ==========                  ==========

* Weighted average interest rate, including the impact of interest rate swaps.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, capital stock of the FHLB, and MBS. FHLB advances amounted to $8.1 billion at March 31, 1997, compared to $6.5 billion and $8.8 billion at March 31, 1996, and December 31, 1996, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.7 billion, $2.1 billion, and $1.9 billion at March 31, 1997 and 1996, and December 31, 1996, respectively. The $2.7 billion balance at March 31, 1997, included $750 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1997 to 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127), which delayed the effective date for portions of SFAS 125 for one year. The impact of the SFAS 125 and SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

     OTHER BORROWINGS

     At March 31, 1997, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. As of March 31, 1997, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P),
respectively. At March 31, 1997, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at March 31, 1997. World had medium-term notes outstanding under prior registrations with principal amounts of $310 million at March 31, 1997, compared to $890 million at March 31, 1996, and $590 million at December 31, 1996. As of March 31, 1997, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at March 31, 1997, the full amount was available for issuance. As of March 31, 1997, World had issued a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased by $63 million during the first three months of 1997. The increase in stockholders' equity was primarily a result of net earnings for the first three months of 1997, which were partially offset by the $13 million cost of the purchase of Company stock, the payment of $6 million in quarterly dividends to stockholders, and a $2 million decrease in market values of securities available for sale since December 31, 1996. The Company's stockholders' equity decreased during the first three months of 1996 as a result of the $127 million loss incurred during the first quarter, the $17 million cost of the purchase of Company stock and due to a $1 million decline in market values of securities available for sale since December 1995. Unrealized gains net of taxes on securities and MBS available for sale included in stockholders' equity at March 31, 1997 and 1996, and December 31, 1996, were $97 million, $75 million, and $100 million, respectively.

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

     Since October 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of March 31, 1997, 8.0 million shares had been purchased and retired at a cost of $345 million since October 1993, of which 194 thousand were purchased and retired at a cost of $13 million during the first three months of 1997. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     World paid a $135 million dividend to Golden West in March 1997. In addition, World has received approval from the OTS to pay up to $165 million more in upstream dividends to Golden West. Also, during the first quarter of 1997, Golden West purchased from World, and subsequently contributed as capital to WFSB, $30 million in loans.

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

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. The adoption of SFAS 72 as of January 1, 1996 had no effect on World's or WFSB's regulatory capital ratios because goodwill is required to be deducted from regulatory capital. Both World's and WFSB's regulatory capital ratios continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard. The following table shows World's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 1997 and 1996.

                                                    TABLE 10

                                       World Savings and Loan Association
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                              March 31, 1997                                     March 31, 1996
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $1,245,575      6.37%       $ 293,257     1.50%    $ 1,845,592      6.70%    $   413,319       1.50%
   Core        1,245,575      6.37          586,514     3.00       1,845,592      6.70         826,638       3.00
   Risk-based  1,565,900     13.74          911,568     8.00       2,169,719     14.12       1,228,984       8.00

     The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1997 and 1996.

                                                    TABLE 11

                                   World Savings Bank, a Federal Savings Bank
                                           Regulatory Capital Ratios
                                             (Dollars in thousands)

                              March 31, 1997                                   March 31, 1996
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $1,232,625    6.67 %     $  277,288      1.50%    $   573,896     8.05 %     $ 106,874      1.50%
   Core        1,232,625    6.67          554,576      3.00         573,896     8.05         213,748      3.00
   Risk-based  1,287,612   13.26          777,033      8.00         583,679    15.25         306,105      8.00

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

     The  table  below  shows  that  World's   regulatory  capital  exceeds  the
requirements of the well capitalized classification at March 31, 1997.

                                    TABLE 12

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL CAPITALIZED
                                          -----------------------          ------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    --------          -----------    ---------
        Leverage                          $1,245,575        6.37 %          $  977,523        5.00%
        Tier 1 risk-based                  1,245,575       10.93               683,676        6.00
        Total risk-based                   1,565,900       13.74             1,139,460       10.00

     The  table  below  shows  that  WFSB's   regulatory   capital  exceeds  the
requirements of the well capitalized classification at March 31, 1997.

                                    TABLE 13

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL CAPITALIZED
                                          -----------------------          ------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    --------          -----------    ---------

       Leverage                          $ 1,232,625        6.67%          $  924,294        5.00%
        Tier 1 risk-based                  1,232,625       12.69              582,775        6.00
        Total risk-based                   1,287,612       13.26              971,291       10.00

RESULTS OF OPERATIONS

     NET EARNINGS

     Net earnings for the three months ended March 31, 1997 were $83 million or $1.45 per share compared to a loss of $127 million or $2.15 per share for the quarter ended March 31, 1996. Without the one-time goodwill write-off (See Accounting Change section on page 7), Golden West's earnings for the first quarter of 1996 would have been $79 million or $1.34 per share. Net earnings increased in 1997 as a result of increased net interest income and a 2% decrease in general and administrative expenses due to lower deposit premiums.

     SFAS 128 - EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" (SFAS 128). SFAS 128 replaces Primary and Fully-Diluted Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS will be calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There will be no adjustment to the number of outstanding shares for stock options or other dilutive items as is currently done in the calculation of Primary EPS. Diluted EPS will take into account the effect of dilutive instruments, such as stock options, but will use the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, the current, Fully-diluted EPS uses the period-ending share price, if it exceeds the average price, in the calculation to determine the number of incremental shares that are to be added. If SFAS 128 had been applied for the quarter ended March 31, 1997, the Basic EPS reported would have been $1.45 and the Diluted EPS would have been $1.43. For the quarter ended March 31, 1996, before the cumulative effect of the change in accounting, Basic EPS would have been $1.34 and Diluted EPS would have been $1.32.

     SPREADS

     An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1997 and 1996, and December 31, 1996.

                                    TABLE 14

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                              March 31
                                                     ---------------------------          December 31
                                                       1997            1996                   1996
                                                     ---------      -----------           -------------
        Yield on loan portfolio                          7.43%          7.64%                   7.43%
        Yield on MBS                                     7.12           7.35                    7.13
        Yield on investments                             6.82           5.68                    6.88
                                                    ---------        -------                --------
        Yield on earning assets                          7.37           7.51                    7.37
                                                    ---------        -------                --------
        Cost of deposits                                 4.98           5.01                    4.98
        Cost of borrowings                               5.82           5.95                    5.80
                                                    ---------        -------                --------
        Cost of funds                                    5.27           5.33                    5.28
                                                    ---------        -------                --------
        Primary spread                                   2.10%          2.18%                   2.09%
                                                    =========        =======                ========

     The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag. Yields on short term and long-term interest rates drifted modestly downward between yearend 1996 and mid-February before rising slightly in March. The effects of this interest rate environment led to a one basis point reduction in the Company's cost of funds and no change in the yield on earning assets during the first three months of 1997, resulting in a 1 basis point increase in the Company's spread since yearend 1996.

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1997 and 1996, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 15

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                   Three Months Ended
                                                                        March 31
                                                                  ----------------------
                                                                    1997         1996
                                                                  ---------    ---------
    Interest on loans                                                 81.5%        82.2%
    Interest on mortgage-backed securities                            10.8          9.4
    Interest and dividends on investments                              4.9          5.4
                                                                  --------     --------
                                                                      97.2         97.0
    Less:
      Interest on deposits                                            40.4         40.3
      Interest on advances and other borrowings                       25.3         25.2
                                                                  --------     --------
                                                                      65.7         65.5

    Net interest income                                               31.5         31.5
      Provision for loan losses                                        3.0          2.8
                                                                  --------     --------
    Net interest income after provision for loan losses               28.5         28.7

    Add:
      Fees                                                             1.5          1.4
      Gain on the sale of securities,  MBS, and loans                  0.2          0.7
      Other non-interest income                                        1.1          0.9
                                                                  --------     --------
                                                                       2.8          3.0
    Less:
      General and administrative expenses                             11.4         12.3
      Taxes on income                                                  7.9          7.5
                                                                  --------      -------
    Earnings before cumulative effect of change in
      accounting for goodwill                                         12.0         11.9
    Cumulative effect of change in accounting for goodwill             0.0        (31.1)
                                                                  --------     --------
    Net earnings (loss)                                               12.0%      (19.2)%
                                                                  ========     ========

     INTEREST RATE SWAPS AND CAPS

     The Company enters into interest rate swaps and, from time to time, caps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap and cap activity decreased net interest income by $323 thousand for the three months ended March 31, 1997, as compared to a decrease of $4 million for the same period in 1996.

     The following table summarizes the unrealized gains and losses for interest rate swaps and caps at March 31, 1997 and 1996.

                                    TABLE 16

     Schedule of Unrealized Gains and Losses on Interest Rate Swaps and Caps
                             (Dollars in thousands)

                                        March 31, 1997                             March 31, 1996
                            ----------------------------------------   ---------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            -----------   -----------  ------------    -----------   -----------   -----------
Interest rate swaps         $    23,351   $   (28,797)  $    (5,446)    $   33,070   $   (54,767)  $   (21,697)
Interest rate caps                  -0-           -0-           -0-             15           -0-            15
                            -----------   -----------  ------------    -----------  ------------  ------------
                            $    23,351   $   (28,797)  $    (5,446)    $   33,085   $   (54,767)  $   (21,682)
                            ===========   ===========  ============    ===========  ============  ============

                                    TABLE 17

                Schedule of Interest Rate Swaps and Caps Activity
                         (Notional amounts in millions)

                                                  Three Months Ended
                                                    March 31, 1997
                                       --------------------------------------------
                                         Receive           Pay           Forward
                                          Fixed           Fixed         Starting
                                          Swaps           Swaps           Swaps
                                       -------------   ------------    ------------
Balance at December 31, 1996           $      2,581     $     1,340    $         10

Additions                                       -0-             -0-             -0-
Maturities                                     (507)           (195)            -0-
Forward starting becoming effective              10             -0-             (10)
                                        -----------     -----------     -----------
Balance at March 31, 1997               $     2,084     $     1,145     $       -0-
                                        ============    ===========     ===========

     The range of floating interest rates received on swap contracts in the first three months of 1997 was 5.47% to 5.92%, and the range of floating interest rates paid on swap contracts was 4.82% to 5.92%. The range of fixed interest rates received on swap contracts in the first three months of 1997 was 4.62% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

     INTEREST ON LOANS

     In the first quarter of 1997, interest on loans was higher than in the comparable 1996 period by $24 million or 4.4%. The increase in the first quarter of 1997 was due to a $2.1 billion increase in the average portfolio balance which was partially offset by a 21 basis point decrease in the average portfolio yield.

     INTEREST ON MORTGAGE-BACKED SECURITIES

     In the first quarter of 1997, interest on mortgage-backed securities was higher than in the comparable 1996 period by $13 million or 21.5%. The 1997 increase was due primarily to an $884 million increase in the average portfolio balance, which was partially offset by a 30 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse that began in 1995, as discussed on page 12.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first quarter of 1997, interest and dividends on investments was lower than in the comparable 1996 period by $2 million or 5.4%. The decrease was primarily due to a $47 million decrease in the average portfolio balance which was partially offset by a 16 basis point increase in the average portfolio yield. Also, 1996 benefited from $4 million in interest on a tax refund.

     INTEREST ON DEPOSITS

     In the first quarter of 1997, interest on deposits increased by $15 million or 5.6% from the comparable period in 1996. The first quarter increase was due to a $1.8 billion increase in the average balance of deposits which was partially offset by a 9 basis point decrease in the average cost of deposits.

     INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the first quarter of 1996, interest on advances and other borrowings increased by $9 million or 5.5% from the comparable period of 1996. The first quarter increase was primarily due to a $1.2 billion increase in the average balance, which was partially offset by a 23 basis point decrease in the average cost of these borrowings.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $20.7 million for the three months ended March 31, 1997, compared to $18.5 million for the same period in 1996. The higher provision in 1997 resulted from the increase in the allowance for loan losses which reflects the increase in non-accrual loans.

     GENERAL AND ADMINISTRATIVE EXPENSES

     For the first quarter of 1997, general and administrative expenses (G&A) was $79 million compared to $81 million for the comparable period in 1996. The primary reason for the decrease in 1997 was the benefit received from reduced deposit insurance premiums paid by the Association in 1997 (See Deposit Insurance section below). Excluding the effect of the lower deposit insurance premiums, total G&A increased due to the expansion of savings branches, higher loan volume, and the installation of enhancements to data processing systems. G&A as a percentage of average assets on an annualized basis was .83% for the first quarter of 1997 compared to .93% for the same period in 1996.

     DEPOSIT INSURANCE

     During 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of insured deposits, but lowered the premiums paid by SAIF-insured institutions, starting in the fourth quarter of 1996. As a result of this legislation, Golden West's subsidiary, World Savings and Loan Association, incurred a one-time charge of $133 million at the end of the third quarter of 1996. Beginning on January 1, 1997, the premium paid by the Association to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.65 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, was increased from $0.00 per $1,000 in savings balances to $.13 per $1,000.

     TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill were 39.6% for the first quarter of 1997 compared to 38.5% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     World's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its parent, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at March 31, 1997, and 1996, and December 31, 1996, see the cash and investments section on page 12.

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit, borrowings from the FHLB; issuance of medium-term notes; investments and borrowings from its affiliates; and debt collateralized by mortgages, MBS, or securities. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at March 31, 1997, and 1996, and December 31, 1996, see the cash and investments section on page 12.

     The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World and WFSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities (of which $115 million matures in 1997 and $200 million in 1998), capital contributions to its insured subsidiaries (including $60 million for the three months ended March 31, 1997 and $500 million for the year ended December 31, 1996 to WFSB), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At March 31, 1997 and 1996, and December 31, 1996, Golden West's total cash and investments amounted to $978 million (including a $600 million long-term loan to WFSB), $857 million (including a $700 million short-term loan to World), and $913 million (including a $600 million long-term loan to WFSB), respectively.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      May 1, 1997 - Annual Meeting

                                                                                                         Broker
                                                 For           Against      Withheld      Abstain       Non-Vote
                                             -------------  ------------- ------------- ------------- -------------
(b)       Directors elected:

          Maryellen B. Cattani                 50,814,439                      114,460

          Kenneth T. Rosen                     50,802,345                      126,554

          Herbert M. Sandler                   50,800,034                      128,865

(c)       Approve the adoption of the
          Company's Annual Incentive Bonus
          Plan                                 50,362,908        454,834                     111,155             2

(d)       Ratification of Auditors:

          Appointment of Deloitte & Touche
          LLP, independent public
          accountants, for the fiscal year
          1997                                 50,835,115         15,677                      78,107

Other Directors continuing in office are:

Louis J. Galen, Antonia Hernandez, Patricia A. King, Bernard A. Osher, Marion O. Sandler and Leslie Tang Schilling

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 -   Annual Incentive Bonus Plan

         11    -  Statement of Computation of Earnings Per Share

         27    -  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 13, 1997                     /s/ J. L. Helvey
                                         --------------------------------------
                                         J. L. Helvey
                                         Executive Vice President
                                         (duly authorized and principal
                                         financial officer)

                                  EXHIBIT 10.1

                        Golden West Financial Corporation
                           Annual Incentive Bonus Plan
                           (Effective January 1, 1997)


     Section 1. Establishment and Purpose

     1.1 Purpose. Golden West Financial Corporation (the "Company") hereby establishes the Golden West Financial Corporation Incentive Bonus Plan (the "Plan"), effective as of January 1, 1997. The Plan is designed to preserve the deductibility to the Company of certain compensation paid to executive officers of the Company. Further, the Plan is intended to offer the additional benefit of having a portion of executive compensation directly linked to the Company's performance.

     1.2 Effective Date. The Plan is effective as of January 1, 1997, subject to the approval by an affirmative vote, at the 1997 Annual Meeting of Stockholders, or any adjournment thereof, of the holders of a majority of the outstanding shares of the common stock of the Company, present in person or by proxy and entitled to vote at such meeting.

     Section 2. Definitions

     2.1 Defined Terms. When used in the Plan, the following terms shall have the meanings specified below: 2.1.1 "Board" means the Company's Board of Directors.

     2.1.2 "Committee" means the Compensation Committee of the Board of Directors of the Company.

     2.1.3 "Earnings Per Share" means the number derived by dividing net earnings after taxes available to common shareholders for the Plan Year by the weighted-average number of common shares outstanding (calculated using daily averages, based on actual days during the year) for the Plan year.

     2.1.4 "General and Administrative Expenses to Average Assets" means the ratio derived by dividing non-interest expense (excluding FDIC insurance premiums and expenses related to mutual funds) for the Plan Year by average assets for the Plan Year. For the purposes of this definition, average assets is computed by adding the beginning balance and each monthend balance during the year and dividing by 13.

     2.1.5 "Maximum Award" means the maximum award pursuant to this Plan to any individual Participant for any one Plan Year, which shall be $750,000.

     2.1.6 "Non-Performing Assets to Total Assets" means the ratio derived by dividing the sum of real estate acquired through foreclosure plus loans 90 days or more past due by the total assets of the Company as of the end of the Plan Year.

     2.1.7 "Participant" means as to any Plan Year a key executive of the Company who is likely to have a significant impact on the performance of the Company. An employee must be approved as a Participant by the Committee.

     2.1.8 "Performance Measures" means one or more of the following: Return on Average Assets; Return on Average Equity; Earnings Per Share; General and Administrative Expenses to Average Assets; and Non-Performing Assets to Total Assets.

     2.1.9 "Plan Year" means the 1997 calendar year and each succeeding calendar year, through 2002.

     2.1.10 "Return on Average Assets" means the percentage derived by dividing the Company's net earnings after taxes for the Plan Year by the average assets for the Plan Year. For the purposes of this definition, average assets is computed by adding the beginning balance and each monthend balance during the Plan Year and dividing by 13.

     2.1.11 "Return on Average Equity" means the percentage derived by dividing the Company's net earnings after taxes for the Plan Year by the average stockholders' common equity for the Plan Year. For the purposes of this definition average stockholders' common equity is calculated by adding the beginning balance and each monthend balance during the Plan Year and dividing by 13.

     2.1.12 "Target Award" means the target incentive opportunity for an individual, expressed as a dollar amount payable for the attainment of a target level of performance. The schedule of individual Target Awards shall be determined by the Committee in accordance with Section 3.1.

     Section 3. Awards and Committee Determinations

     3.1 Opportunity. The Committee shall approve participation in the Plan and establish a Target Award for each Participant, based on his or her role and responsibilities, within the first 90 days of the applicable Plan Year.

     3.2 Awards. Payment under this Plan will be based on a payout table adopted by the Committee (in its sole discretion) in writing within the first 90 days of the Plan Year. The Committee reserves the right (in its sole discretion) to modify the table from year to year, provided that such modification is done within the first 90 days of the applicable Plan Year. The payout table will provide 100% of a Participant's Target Award if a certain level of performance, as determined using the Performance Measures, is achieved and greater or lesser awards for performance that exceeds or is less than, respectively, the level at which 100% of Target Awards are paid. No participant's award under this Plan may exceed 1.5 times his or her Target Award, and in no event may a Participant's award under this Plan exceed the Maximum Award.

     3.3 Reduction Prior to Payment. The Committee, in its sole discretion, may reduce (but not increase) the award for any Participant below the award that would otherwise be payable in accordance with the Plan.

     3.4 Determination. The Committee shall determine, in writing, the level of performance achieved and the respective percentage of Target Awards earned for the Plan Year prior to payment of awards.

     Section 4. Payment of Awards

     4.1 Right to Receive Payment. Any award that may become due under this Plan shall be made solely from the general assets of the Company, normally on or before the March 20th next following the end of the Plan Year during which the award was earned. Nothing in this Plan shall be construed to create a trust or to establish or evidence any Participant's claim of any right other than as an unsecured general creditor with respect to any payment to which he or she may be entitled.

     4.1.1 Employment for Plan Year. If a Participant's employment with the Company continues for the entire Plan Year, the Participant shall be entitled to receive full payment of the award amount determined under Section 3 for such Plan Year in accordance with the terms of the Plan.

     4.1.2 Resignation, Disability or Death. In the event of the death, disability or resignation of a Participant during a Plan Year, the Committee (in its sole discretion) will determine the amount of the partial award (if any) to be paid to such Participant for such Plan Year. Payments will be made in cash at the same time as other awards to Participants are made for the same Plan Year.

     4.1.3 Discharge. If during a Plan Year, a Participant's employment with the Company terminates by reason of discharge, then the Participant will not be eligible for and shall forfeit any award under this Plan for the Plan Year.

     4.2 Form of Payment. Awards under this Plan will be made in cash.

     4.3 Beneficiaries. Each Participant may designate, in writing and on such form as the Company may prescribe, one or more beneficiaries to receive any amount that is payable after the individual's death. In the event of a Participant's death, any award that is payable to such Participant shall be paid to his or her beneficiary or, in the event that no beneficiary has been designated, to his or her estate.

     Section 5. Administration

     5.1 Committee. The Plan shall be administered by the Committee.

     5.2 Rules and Interpretation. The Committee shall be vested with all discretion and authority as it deems necessary or appropriate to administer the Plan and to interpret the provisions of the Plan. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan shall be final, conclusive and binding upon all persons and shall be given the maximum deference permitted by law.

     5.3 Records. The records of the Committee with respect to the Plan shall be conclusive on all Participants and their beneficiaries and on all other persons.

     5.4 Tax Withholding. The Company shall withhold all applicable taxes required by law from any payment, including any federal, FICA, state and local taxes.

     Section 6. General Provisions

     6.1 Nonassignability. Prior to the time of any payment under the Plan, a Participant shall have no right by way of anticipation or otherwise to assign or transfer any interest under this Plan.

     6.2 Employment Rights/Participation. The establishment and subsequent operation of the Plan, including eligibility as a Participant, shall not be construed as conferring any legal or other rights upon any Participant or any other individual for the continuation of his or her employment for any Plan Year or any other period. The Company expressly reserves the right, which may be exercised at any time and without regard to when during a Plan Year or other accounting period such exercise occurs, to discharge any individual and/or treat him or her without regard to the effect which such treatment might have upon him or her as a Participant in this Plan. Being a Participant in any one Plan Year does not confer any right to be named as a Participant for any succeeding Plan Year.

     6.3 No Individual Liability. No member of the Committee or the Board, or any officer of the Company, shall be liable for any determination, decision or action made in good faith with respect to the Plan or any award made under the Plan.

     6.4 Severability; Governing Law. If any particular provision of this Plan is found to be invalid or unenforceable, such provision shall not affect the other provisions of the Plan, but the Plan shall be construed in all respects as if such invalid provision had been omitted. The provisions of the Plan shall be governed by and construed in accordance with the laws of the State of California.

     6.5 Affiliates of the Company. Requirements referring to employment with the Company or payment of awards can be performed through the Company or any affiliate of the Company, as determined by the Committee.

     6.6 1997 Plan Year. For Plan Year 1997, all actions that would otherwise be required to be taken prior to the beginning of a Plan Year shall be taken prior to April 1, 1997.

     Section 7. Amendment and Termination

     The Committee may prospectively amend or terminate the Plan at any time and for any reason.

                                    GOLDEN WEST FINANCIAL CORPORATION

Dated:  January 1, 1997             /s/ J. L. Helvey
                                    --------------------------------------------
                                    J. L. Helvey
                                    Executive Vice President
                                    (duly authorized and principal financial
                                    officer)

                                   EXHIBIT 11

                        Golden West Financial Corporation
              Statement of Computation of Earnings (Loss) Per Share
                 (Dollars in thousands except per share figures)

                                                      Three Months Ended
                                                           March 31
                                                 -----------------------------
                                                     1997            1996
                                                 -------------   -------------
  Earnings Before Cumulative Effect of
     Change in Accounting for Goodwill           $      83,374   $      78,593
  Cumulative Effect of Change in
     Accounting for Goodwill                               -0-        (205,242)
                                                 -------------   -------------
  Net Earnings (Loss)                            $      83,374   $    (126,649)
                                                 =============   =============
  Average Number of Common Shares Outstanding       57,314,639      58,788,639
                                                 =============   =============
  Earnings Per Share Before Cumulative Effect
      of Change in Accounting for Goodwill       $        1.45   $        1.34
  Cumulative Effect of Change in Accounting
      for Goodwill                                        0.00           (3.49)
                                                 -------------   -------------
  Earnings (Loss) Per Common Share               $        1.45   $       (2.15)
                                                 =============   =============