Form 10-Q
period 1997-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1997-08-13
CIK 42293

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended June 30, 1997                    Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                  Delaware                                95-2080059
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1901 Harrison Street, Oakland, California                            94612
------------------------------------------------                  --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:           (510) 446-3420
                                                            -----------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----

        The number of shares outstanding of the registrant's common stock on July 31, 1997, was 56,725,109 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                               June 30          June 30        December 31
                                                                1997              1996             1996
                                                              ----------       ----------       ----------
Assets:
  Cash                                                       $   130,667      $   189,724      $   218,719
  Securities available for sale at fair value                    601,278          495,607          781,325
  Other investments at cost                                    1,044,756        1,210,140        1,078,832
  Mortgage-backed securities available for sale without          206,722          252,712          227,466
    recourse at fair value
  Mortgage-backed securities available for sale with                 -0-          224,466              -0-
    recourse at fair value
  Mortgage-backed securities held to maturity without            768,468          832,021          800,692
    recourse at cost
  Mortgage-backed securities held to maturity with             3,077,534        2,103,642        3,265,424
    recourse at cost
  Loans receivable                                            31,821,887       29,059,953       30,113,421
  Interest earned but uncollected                                217,309          224,564          221,604
  Investment in capital stock of Federal Home Loan
    Banks--at cost  which approximates fair value                572,157          397,463          500,105
  Real estate held for sale or investment                         73,436           73,221           83,052
  Prepaid expenses and other assets                              356,021          304,782          226,054
  Premises and equipment--at cost less accumulated               224,847          208,000          213,904
    depreciation
                                                             -----------      -----------      -----------
                                                             $39,095,082      $35,576,295      $37,730,598
                                                             ===========      ===========      ===========

Liabilities and Stockholders' Equity:
  Deposits                                                   $24,036,660      $21,040,598      $22,099,934
  Advances from Federal Home Loan Banks                        7,359,039        7,175,549        8,798,433
  Securities sold under agreements to repurchase               2,954,221        2,317,258        1,908,126
  Medium-term notes                                              309,936          689,662          589,845
  Accounts payable and accrued expenses                          485,805          513,018          452,182
  Taxes on income                                                248,759          353,855          207,605
  Subordinated notes--net of discount                          1,209,772        1,323,189        1,323,996
  Stockholders' equity                                         2,490,890        2,163,166        2,350,477
                                                             -----------      -----------      -----------
                                                             $39,095,082      $35,576,295      $37,730,598
                                                             ===========      ===========      ===========

                        Golden West Financial Corporation
                  Consolidated Statement of Net Earnings (Loss)
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                 Three Months Ended                  Six Months Ended
                                                       June 30                             June 30
                                            -----------------------------       -----------------------------
                                                1997             1996              1997              1996
                                            -----------       -----------       -----------       -----------
Interest Income:
    Interest on loans                       $   583,659       $   542,280       $ 1,148,722       $ 1,083,488
    Interest on mortgage-backed                  72,369            59,861           147,302           121,534
        securities
    Interest and dividends on                    34,211            28,037            68,494            64,263
        investments
                                            -----------       -----------       -----------       -----------
                                                690,239           630,178         1,364,518         1,269,285
Interest Expense:
    Interest on deposits                        294,122           257,912           574,442           523,282
    Interest on advances                        107,781            91,692           220,389           181,673
    Interest on repurchase agreements            40,470            33,966            68,368            62,354
    Interest on other borrowings                 31,286            38,105            66,047            85,814
                                            -----------       -----------       -----------       -----------
                                                473,659           421,675           929,246           853,123
                                            -----------       -----------       -----------       -----------
        Net Interest Income                     216,580           208,503           435,272           416,162
Provision for loan losses                        13,111            17,236            33,806            35,758
                                            -----------       -----------       -----------       -----------
        Net Interest Income after
        Provision for Loan Losses               203,469           191,267           401,466           380,404
Non-Interest Income:
    Fees                                         11,298             9,485            22,035            18,368
    Gain on the sale of securities,
        MBS, and loans                            3,061             3,147             4,284             7,831
    Other                                         5,451             6,194            12,723            12,151
                                            -----------       -----------       -----------       -----------
                                                 19,810            18,826            39,042            38,350
Non-Interest Expense:
    General and administrative:
        Personnel                                43,892            39,742            87,992            79,127
        Occupancy                                13,408            12,349            26,796            24,565
        Deposit insurance                         1,937            10,017             3,983            21,349
        Advertising                               2,342             2,509             4,760             4,757
        Other                                    17,048            15,852            34,266            31,462
                                            -----------       -----------       -----------       -----------
                                                 78,627            80,469           157,797           161,260
Earnings Before Taxes on Income and
    Cumulative Effect of Change in
    Accounting                                  144,652           129,624           282,711           257,494
Taxes on Income                                  57,375            50,039           112,060            99,316
                                            -----------       -----------       -----------       -----------
Earnings Before Cumulative Effect of
    Change in Accounting for Goodwill            87,277            79,585           170,651           158,178
Cumulative Effect of Change in
    Accounting for Goodwill                         -0-               -0-               -0-          (205,242)
                                            -----------       -----------       -----------       -----------
Net Earnings (Loss)                         $    87,277       $    79,585       $   170,651       $   (47,064)
                                            ===========       ===========       ===========       ===========

Earnings (Loss) Per Share:
Earnings Per Share Before Cumulative
    Effect of Change in Accounting
    for Goodwill                            $      1.54       $      1.35       $      2.99       $      2.69
Cumulative Effect of Change in
    Accounting for Goodwill                        0.00              0.00              0.00             (3.49)
                                            -----------       -----------       -----------       -----------
Net Earnings (Loss) Per Share               $      1.54       $      1.35       $      2.99       $      (.80)
                                            ===========       ===========       ===========       ===========

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                         Three Months Ended                   Six Months Ended
                                                                June 30                            June 30
                                                     ----------------------------        ----------------------------
                                                        1997             1996              1997               1996
                                                     ----------        ----------        ----------        ----------
Cash Flows From Operating Activities:
  Net earnings (loss)                                $   87,277        $   79,585        $  170,651        $  (47,064)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in)
  operating activities:
    Provision for loan losses                            13,111            17,236            33,806            35,758
    Cumulative effect of the change in                      -0-               -0-               -0-           205,242
        accounting for goodwill
    Amortization of loan fees and discounts              (4,810)           (6,155)           (9,251)          (12,681)
    Depreciation and amortization                         5,164             4,835            10,307             9,628
    Loans originated for sale                           (45,191)         (140,893)          (98,751)         (335,252)
    Sales of loans originated for sale                   48,796           149,216            98,304           334,879
    Decrease (increase) in interest earned but           (5,029)           (6,217)            4,295               831
        uncollected
    Federal Home Loan Bank stock dividends               (8,596)           (5,233)          (24,318)          (14,484)
    (Increase) in prepaid expenses and other            (62,881)          (72,916)         (121,462)         (144,372)
        assets
    Increase in accounts payable and accrued              3,470            25,121            33,623            62,204
        expenses
    Increase (decrease) in taxes on income              (29,799)          (36,558)           24,869              (986)
    Other, net                                           (3,244)           (1,578)           (7,870)           (7,315)
                                                     ----------        ----------        ----------        ----------
      Net cash provided by (used in) operating           (1,732)            6,443           114,203            86,388
        activities

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for             (2,109,072)       (1,773,730)       (3,450,976)       (2,757,814)
        portfolio
    Real estate loans purchased                            (608)           (1,875)           (1,260)           (2,075)
    Other, net                                          (14,849)           (5,039)          (23,119)           (5,515)
                                                     ----------        ----------        ----------        ----------
                                                     (2,124,529)       (1,780,644)       (3,475,355)       (2,765,404)
  Real estate loan principal payments:
    Monthly payments                                    170,310           148,314           334,559           289,862
    Payoffs, net of foreclosures                        699,963           601,219         1,187,683         1,122,430
    Refinances                                           70,223            73,409           127,606           140,297
                                                     ----------        ----------        ----------        ----------
                                                        940,496           822,942         1,649,848         1,552,589

  Purchases of mortgage-backed securities held              -0-            (1,456)              -0-           (1,518)
     to maturity
  Repayments of mortgage-backed securities              132,561           115,379           238,586           219,938
  Proceeds from sales of real estate                     60,636            46,675           113,316            97,978
  Purchases of securities available for sale             (1,177)           (7,010)           (1,187)         (330,245)
  Sales of securities available for sale                    961             6,182               961            81,133
  Matured securities available for sale                  48,452           210,674           224,053           654,871
  Decrease (increase) in other investments              493,795          (123,885)           34,076           (19,980)
  Purchases of Federal Home Loan Bank stock                 -0-               -0-           (56,239)          (37,099)
  Additions to premises and equipment                    (8,785)           (7,567)          (23,132)          (14,506)
                                                     ----------        ----------        ----------        ----------
    Net cash used in investing activities              (457,590)         (718,710)       (1,295,073)         (562,243)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended                    Six Months Ended
                                                                 June 30                             June 30
                                                      -----------------------------        -----------------------------
                                                          1997             1996               1997              1996
                                                      -----------       -----------        -----------       -----------
Cash Flows From Financing Activities:
    Deposit activity:
    Increase (decrease) in deposits, net              $   854,966       $  (160,817)       $ 1,473,148       $  (231,656)
    Interest credited                                     237,770           210,634            463,578           424,344
                                                      -----------       -----------        -----------       -----------
                                                        1,092,736            49,817          1,936,726           192,688

  Additions to Federal Home Loan Bank advances             22,600           737,500             44,200           763,450
  Repayments of Federal Home Loan Bank advances          (797,490)          (21,807)        (1,483,689)          (35,277)
  Proceeds from agreements to repurchase                1,011,791         1,619,309          2,436,493         2,015,671
    securities
  Repayments of agreements to repurchase                 (719,749)       (1,441,422)        (1,390,398)       (1,516,356)
    securities
  Repayments of medium-term notes                             -0-          (200,000)          (280,000)         (908,135)
  Proceeds from federal funds purchased                       -0-           675,000                -0-         1,250,000
  Repayments of federal funds purchased                       -0-          (675,000)               -0-        (1,250,000)
  Repayment of subordinated debt                         (115,000)              -0-           (115,000)              -0-
  Dividends on common stock                                (6,253)           (5,514)           (12,554)          (11,095)
  Sale of  stock                                              320             2,183              2,329             4,445
  Purchase and retirement of Company stock                (31,938)          (41,494)           (45,289)          (58,507)
                                                      -----------       -----------        -----------       -----------
    Net cash provided by financing activities             457,017           698,572          1,092,818           446,884
                                                      -----------       -----------        -----------       -----------
Net Decrease in Cash                                       (2,305)          (13,695)           (88,052)          (28,971)
Cash at beginning of period                               132,972           203,419            218,719           218,695
                                                      -----------       -----------        -----------       -----------
Cash at end of period                                 $   130,667       $   189,724        $   130,667       $   189,724
                                                      ===========       ===========        ===========       ===========

Supplemental cash flow information:
  Cash paid for:
    Interest                                          $   476,118       $   412,194        $   928,642       $   865,824
    Income taxes                                           87,903            85,707             88,514           105,578
  Cash received for interest and dividends                685,210           623,961          1,368,813         1,270,116
  Noncash investing activities:
    Loans transferred to foreclosed real estate            54,069            46,815            104,726            98,989
    Loans securitized into MBS with recourse                  -0-           226,210                -0-           226,210

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)


                                                                  Six Months Ended
                                                                      June 30
                                                           ------------------------------
                                                              1997               1996
                                                           -----------        -----------
Common Stock:
  Balance at January 1                                     $     5,734        $     5,887
  Common stock issued upon exercise of stock options                 9                 16
  Common stock retired upon purchase of stock                      (69)              (111)
                                                           -----------        -----------

  Balance at June 30                                             5,674              5,792
                                                           -----------        -----------

Paid-in Capital:
  Balance at January 1                                          67,953             55,353
  Common stock issued upon exercise of stock options             2,320              4,429
                                                           -----------        -----------

  Balance at June 30                                            70,273             59,782
                                                           -----------        -----------

Retained Earnings:
  Balance at January 1                                       2,177,098          2,140,883
  Net earnings (loss)                                          170,651            (47,064)
  Cash dividends on common stock                               (12,554)           (11,095)
  Retirement of stock                                          (45,220)           (58,396)
                                                           -----------        -----------

  Balance at June 30                                         2,289,975          2,024,328
                                                           -----------        -----------

Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                          99,692             76,230
  Change during period                                          25,276             (2,966)
                                                           -----------        -----------

  Balance at June 30                                           124,968             73,264
                                                           -----------        -----------

Total Stockholders' Equity at June 30                      $ 2,490,890        $ 2,163,166
                                                           ===========        ===========

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1997, and 1996, respectively.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company operates as a single segment and, therefore, SFAS 131 is expected to have no effect on the Company's financial statements. Both statements are effective for fiscal years beginning after December 31, 1997, with earlier application permitted.

        CHANGE IN ACCOUNTING FOR GOODWILL

        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote off goodwill totaling $205 million during 1996 as the cumulative effect of the change in accounting for goodwill. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. The minor amount of continuing goodwill amortization no longer warrants a separate line item on the Company's Consolidated Statement of Net Earnings and, therefore, for 1997 and 1996, has been included in other income.

        The adoption of SFAS 72 noted above resulted in the restatement of earnings previously reported of $77 million, or $1.32 per share and $152 million, or $2.60 per share for the second quarter and first half of 1996, respectively, to earnings of $80 million, or $1.35 per share for the second quarter of 1996 and a loss of $47 million, or $.80 per share for the first half of 1996. The restatement included a first quarter charge of $3.49 per share for the cumulative effect of change in accounting for goodwill and a credit of $.05 per share and $.11 per share of goodwill amortization for the second quarter and first half of 1996, respectively. For the three and six months ended June 30, 1996, earnings before the cumulative effect of the change in accounting for goodwill were $1.35 per share and $2.69 per share, respectively.


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                               June 30       June 30         December 31
                                                 1997          1996             1996
                                             -----------    -----------      -----------
  Assets                                     $39,095,082    $35,576,295      $37,730,598
  Loans receivable                            31,821,887     29,059,953       30,113,421
  Mortgage-backed securities                   4,052,724      3,412,841        4,293,582
  Deposits                                    24,036,660     21,040,598       22,099,934
  Stockholders' equity                         2,490,890      2,163,166        2,350,477
  Stockholders' equity/total assets                 6.37%          6.08%            6.23%
  Book value per common share                $     43.90    $     37.35      $     40.99
  Common shares outstanding                   56,738,514     57,923,709       57,342,389
  Yield on loan portfolio                           7.42%          7.46%            7.43%
  Yield on mortgage-backed securities               7.10%          7.21%            7.13%
  Yield on investments                              6.51%          5.82%            6.88%
  Yield on earning assets                           7.35%          7.36%            7.37%
  Cost of deposits                                  5.10%          4.92%            4.98%
  Cost of borrowings                                5.97%          5.93%            5.80%
  Cost of funds                                     5.38%          5.28%            5.28%
  Yield on earning assets less cost of funds        1.97%          2.08%            2.09%
  Ratio of nonperforming assets to total            1.11%          1.24%            1.21%
  assets
  Ratio of troubled debt restructured to             .19%           .16%             .22%
  total assets
  World Savings and Loan Association:
    Total assets                             $18,767,337     $25,150,776     $21,040,890
    Net worth                                  1,260,995       1,743,351       1,427,914
\    Net worth/total assets                         6.72%           6.93%           6.79%
    Regulatory capital ratios:
      Tangible capital                              6.13%           6.65%           6.37%
      Core capital                                  6.13%           6.65%           6.37%
      Risk-based capital                           13.30%          14.37%          13.91%
  World Savings Bank, a Federal Savings
      Bank:
    Total assets                             $20,240,335      $10,281,997    $16,929,859
    Net worth                                  1,341,396          764,471      1,136,717
    Net worth/total assets                          6.63%            7.44%          6.71%
    Regulatory capital ratios:
      Tangible capital                              6.61%            7.40%          6.69%
      Core capital                                  6.61%            7.40%          6.69%
      Risk-based capital                           13.22%           13.46%         13.14%

                       Golden West Financial Corporation
                              Financial Highlights
                                  (Unaudited)
                (Dollars in thousands except per share figures)


                                                      Three Months Ended                            Six Months Ended
                                                            June 30                                     June 30
                                              -------------------------------------        ------------------------------------
                                                    1997                  1996                  1997                  1996
                                              --------------        ---------------        --------------        --------------
New real estate loans originated              $    2,154,263        $     1,914,623        $    3,549,727        $    3,093,066
Average yield on new real estate loans                  7.51%                  7.62%                 7.52%                 7.65%
Increase in deposits (a)                      $    1,092,736        $        49,817        $    1,936,726        $      192,688
Earnings before cumulative effect of
   change in accounting for goodwill                  87,277                 79,585               170,651               158,178
Net earnings (loss)                                   87,277                 79,585               170,651               (47,064)
Earnings per share before cumulative
   effect of change in accounting for
   goodwill                                             1.54                   1.35                  2.99                  2.69
Net earnings (loss) per share                           1.54                   1.35                  2.99                  (.80)
Cash dividends on common stock                           .11                   .095                   .22                   .19
Average common shares outstanding                 56,892,526             58,283,423            57,102,416            58,536,031
Ratios:(b)
  Net earnings (loss)/average net worth                14.24%                 14.82%                14.09%                (4.37%)
     (ROE)(c)
  Net earnings (loss)/average assets                     .90%                   .91%                  .89%                 (.27%)
     (ROA)(c)
  Net interest income/average assets                    2.24%                  2.38%                 2.27%                 2.38%
  General and administrative                             .81%                   .92%                  .82%                  .92%
     expense/average assets


(a) Includes an increase of $674 million and $1.1 billion of wholesale deposits for the quarter and six months ended June 30, 1997, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six-month period and dividing by four and seven, respectively.
(c) The year-to-date ratios as of June 30, 1996 include the $205 million cumulative effect of the change in accounting for goodwill, which was effective January 1, 1996. The year-to-date ratios as of June 30, 1996, excluding the change in accounting for goodwill are: ROE 14.68% and ROA .90%

        FINANCIAL CONDITION

        The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1997 and 1996, and December 31, 1996. The reader is referred to page 51 of the Company's 1996 Form 10-K for similar information for the years 1993 through 1996 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms


                                                     June 30
                                               ------------------     December 31
                                                1997        1996         1996
                                               -----        -----        -----
Assets:
   Cash and investments                          4.5%         5.3%         5.5%
   Mortgage-backed securities                   10.4          9.6         11.4
   Loans receivable                             81.4         81.7         79.8
   Other assets                                  3.7          3.4          3.3
                                               -----        -----        -----
                                               100.0%       100.0%       100.0%
                                               =====        =====        =====

Liabilities and Stockholders' Equity:
   Deposits                                     61.5%        59.1%        58.6%
   Federal Home Loan Bank advances              18.8         20.2         23.3
   Securities sold under agreements to           7.6          6.5          5.1
      repurchase
   Medium-term notes                             0.8          1.9          1.6
   Other liabilities                             1.8          2.5          1.7
   Subordinated debt                             3.1          3.7          3.5
   Stockholders' equity                          6.4          6.1          6.2
                                               -----        -----        -----
                                               100.0%       100.0%       100.0%
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

        The gap table on the following page shows that, as of June 30, 1997, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. In addition, because COFI is based on a portfolio of accounts, not all of which mature or reprice immediately, COFI does not initially reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI lags, other elements of ARM loans also have an impact on earnings. These elements are the interest rate adjustment frequency of ARM loans, interest rate limits on individual rate changes, interest rate floors, and introductory rates on new ARM loans.

                                          TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 1997
                              (Dollars in millions)


                                                             Projected Repricing(a)
                                      ---------------------------------------------------------------------
                                       0 - 3          4 - 12          1 - 5           Over 5
                                       Months         Months          Years           Years          Total
                                      -------        -------         -------         -------        -------
Interest-Earning Assets:
  Investments                         $ 1,358        $   119         $   167         $     2        $ 1,646
  Mortgage-backed securities            3,166             91             345             451          4,053
  Loans receivable:
    Rate-sensitive                     27,314          1,526             126             -0-         28,966
    Fixed-rate                             79            236             994           1,282          2,591
  Other(b)                                670            -0-             -0-             -0-            670
  Impact of interest rate swaps           317            430            (296)           (451)           -0-
                                      -------        -------         -------         -------        -------
Total                                 $32,904        $ 2,402         $ 1,336         $ 1,284        $37,926
                                      =======        =======         =======         =======        =======
Interest-Bearing Liabilities(c):
  Deposits                            $10,350        $10,807         $ 2,854         $    25        $24,036
  FHLB advances                         5,933            800             345             281          7,359
  Other borrowings                      3,258            199             619             398          4,474
  Impact of interest rate swaps         1,274           (709)           (552)            (13)           -0-
                                      -------        -------         -------         -------        -------
Total                                 $20,815        $11,097         $ 3,266         $   691        $35,869
                                      =======        =======         =======         =======        =======

Repricing gap                         $12,089        $(8,695)        $(1,930)        $   593
                                      =======        =======         =======         =======

Cumulative gap                        $12,089        $ 3,394         $ 1,464         $ 2,057
                                      =======        =======         =======         =======

Cumulative gap as a
  percentage of total assets             30.9%            8.7%           3.7%
                                      =======         =======        =======


(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)   Includes cash in banks and Federal Home Loan Bank (FHLB)stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

        CASH AND INVESTMENTS

        The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, FSB (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of 5% of deposits and short-term borrowings. For the months ended June 30, 1997 and 1996, and December 31, 1996, World's average regulatory liquidity ratios were 7%, 7%, and 8%, respectively. For the months ended June 30, 1997 and 1996, and December 31, 1996, WFSB's average regulatory liquidity ratios were 5.5%, 5.4%, and 6%, respectively. World and WFSB exceeded the monthly 5% requirements for each of the six months ended June 30, 1997 and all months during 1996. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

        At June 30, 1997 and 1996, and December 31, 1996, the Company had securities available for sale in the amount of $601 million, $496 million, and $781 million, respectively, including unrealized gains on securities available for sale of $203 million, $114 million, and $159 million, respectively. At June 30, 1997 and 1996, and December 31, 1996, the Company had no securities held to maturity or for trading.

        Included in the securities available for sale at June 30, 1997 and 1996, and December 31, 1996, were collateralized mortgage obligations (CMOs) in the amount of $96 million, $279 million, and $170 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At June 30, 1997, the majority of the Company's CMOs had remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

        MORTGAGE-BACKED SECURITIES

        At June 30, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $3.8 billion, $2.9 billion, and $4.1 billion, respectively, including $3.1 billion of Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company at June 30, 1997, $2.1 billion at June 30, 1996, and $3.3 billion at December 31, 1996. At June 30, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities available for sale in the amount of $207 million, $477 million, and $227 million, respectively, including unrealized gains on MBS available for sale of $8 million, $12 million, and $11 million, respectively, and including $224 million of FNMA MBS subject to full credit recourse at June 30, 1996. At June 30, 1997 and 1996 and December 31, 1996, the Company had no trading MBS.

        During 1995 and 1996, the Company securitized $2.3 billion and $1.3 billion, respectively, of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS, to be used as collateral for borrowings. Included in the $1.3 billion securitized during 1996, was $226 million of loans securitized into MBS available for sale with recourse, which were subsequently transferred from the MBS available for sale portfolio to the MBS held to maturity portfolio during the fourth quarter of 1996. These securities are subject to full credit recourse to the Company. The Company has the ability and intent to hold these MBS until maturity. Accordingly, these MBS are classified as held to maturity.

        Repayments of MBS during the second quarter and first six months of 1997 were $133 million and $239 million, respectively, compared to $115 million and $220 million in the same periods of 1996. Although the balance of the MBS portfolio is higher than it was a year ago, repayments on MBS during the first six months of 1997 as compared to the first six months of 1996 were flat primarily due to a decrease in prepayments on the underlying loans.

        LOAN PORTFOLIO

               LOAN VOLUME

        New loan originations for the three and six months ended June 30, 1997, amounted to $2.2 billion and $3.5 billion, respectively, compared to $1.9 billion and $3.1 billion for the same periods in 1996. The increase in loan volume in 1997 over the first half of 1996 occurred because of a strong home sales market and strong demand for ARMs, our primary product. For most of the second quarter, rates on new fixed-rate mortgages remained near the 8% level. In contrast, the starting rates on ARMs, the Company's principal product, remained low and affordable. The Company continues to sell most of its fixed-rate originations. Loans originated for sale for the three and six months ended June 30, 1997 were $45 million and $99 million, respectively, compared to $141 million and $335 million for the same periods in 1996. Refinanced loans constituted 31% and 33% of new loan originations for the three and six months ended June 30, 1997, compared to 36% and 38% for the three and six months ended June 30, 1996.

        The Company has lending operations in 23 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 1997, 53% and 52%, respectively, of total loan originations were on residential properties in California compared to 51% and 52% for the same periods in 1996. The five largest states, other than California, for originations for the three and six months ended June 30, 1997, were Florida, Texas, Illinois, Colorado, and New Jersey with a combined total of 26% of total originations for both periods. The percentage of the total loan portfolio (excluding mortgage-backed securities with recourse) that is comprised of residential loans in California was 67% at June 30, 1997 compared to 71% at June 30, 1996, and 69% at December 31, 1996.

        The tables on the following two pages show the Company's loan portfolio by state at June 30, 1997 and 1996.

                                     TABLE 3

                             Loan Portfolio by State
                                  June 30, 1997
                             (Dollars in thousands)


                              Residential
                              Real Estate                           Commercial                         Loans as
                       --------------------                            Real           Total             a % of
   State                1 - 4              5+           Land          Estate         Loans (a)        Portfolio
--------------       ----------       ----------       -----       ----------       ----------          ------
California          $20,327,373       $3,397,605       $ 244          $53,442      $23,778,664           67.65%
Texas                 1,268,634          105,901         567            1,521        1,376,623            3.92
Illinois              1,142,439          178,242         -0-            1,712        1,322,393            3.76
Colorado              1,043,506          233,298         -0-            7,059        1,283,863            3.65
Florida               1,187,442           20,192          59              932        1,208,625            3.44
New Jersey            1,132,637              404         -0-            5,594        1,138,635            3.24
Washington              478,018          382,828         -0-              746          861,592            2.45
Arizona                 700,736           45,145         -0-              568          746,449            2.12
Pennsylvania            538,703            4,240         -0-            3,414          546,357            1.55
Virginia                516,245            8,550         -0-            1,397          526,192            1.50
Connecticut             451,883              -0-         -0-               21          451,904            1.29
Maryland                351,507            2,178         -0-              521          354,206            1.01
Oregon                  240,586           11,539         -0-              246          252,371            0.72
Nevada                  190,579            1,064         -0-              -0-          191,643            0.55
Utah                    182,707               57         -0-            1,685          184,449            0.52
Minnesota               163,919            8,171         -0-              -0-          172,090            0.49
Kansas                  155,432            4,823         -0-              183          160,438            0.46
Wisconsin               123,442            3,879         -0-              -0-          127,321            0.36
Massachusetts           101,971              -0-         -0-               20          101,991            0.29
Missouri                 77,011            6,276         -0-              -0-           83,287            0.24
Washington DC            47,912              -0-         -0-              -0-           47,912            0.14
New York                 46,359              -0-         -0-              -0-           46,359            0.13
New Mexico               41,547              -0-         -0-              -0-           41,547            0.12
Georgia                  33,270              -0-         -0-            1,637           34,907            0.10
Idaho                    28,494              -0-         -0-              -0-           28,494            0.08
Delaware                 26,548              -0-         -0-              -0-           26,548            0.08
Ohio                     14,676            1,832         189            3,822           20,519            0.06
South Dakota              8,714              -0-         -0-              -0-            8,714            0.02
North Carolina            7,488              -0-         -0-              476            7,964            0.02
Other                    10,429                5         -0-            4,491           14,925            0.04
                    -----------      -----------      ------       ----------      -----------          ------
  Totals            $30,640,207      $ 4,416,229      $1,059       $   89,487       35,146,982          100.00%
                    ===========      ===========      ======       ==========                           ======

SFAS 91 deferred loan fees                                                             (48,304)
Loan discount on purchased loans                                                        (3,755)
Undisbursed loan funds                                                                  (4,069)
Allowance for loan losses                                                             (216,651)
Loans to facilitate (LTF) interest reserve                                                (668)
Troubled debt restructured (TDR) interest reserve                                       (6,098)
Loans on deposits                                                                       31,984
                                                                                   -----------
 Total loan portfolio and loans securitized
 into FNMA  MBS with recourse                                                       34,899,421

Loans securitized into FNMA MBS with recourse                                       (3,077,534)(b)
                                                                                   -----------
     Total loan portfolio                                                          $31,821,887
                                                                                   ===========


(a)   The Company has no commercial loans.
(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities. The June 30, 1997 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                     TABLE 4

                             Loan Portfolio by State
                                  June 30, 1996
                             (Dollars in thousands)


                    Residential
                    Real Estate                    Commercial                            Loans as
                --------------------                  Real                     Total       a % of
   State        1 - 4         5+         Land        Estate    Construction   Loans(a)    Portfolio
------------  ----------  -----------  ---------   ----------- ------------  ----------   ---------
California   $19,232,989  $3,362,817     $  264     $ 67,333        $  -0-  $22,663,403     71.70%
Colorado         879,922     229,322        -0-        7,448           -0-    1,116,692      3.53
Illinois         906,070     180,441        -0-        1,951           -0-    1,088,462      3.44
Texas            943,562      94,956        583        1,628           -0-    1,040,729      3.29
New Jersey       920,148         411        -0-        7,397           139      928,095      2.94
Florida          822,356      11,428        169          984           -0-      834,937      2.64
Washington       370,901     322,017        -0-          773           -0-      693,691      2.20
Arizona          510,195      52,225        -0-        1,697           -0-      564,117      1.79
Virginia         450,726       4,393        -0-        1,530           -0-      456,649      1.45
Pennsylvania     419,594         278        -0-        3,889           -0-      423,761      1.34
Connecticut      343,346         -0-        -0-           14           -0-      343,360      1.09
Maryland         289,560       1,075        -0-          574           -0-      291,209      0.92
Oregon           186,326      11,067        -0-        2,820           -0-      200,213      0.63
Nevada           163,022       1,174        -0-          -0-           -0-      164,196      0.52
Kansas           131,706       4,977        -0-          203           -0-      136,886      0.43
Utah             116,001          63        -0-        1,891           -0-      117,955      0.37
Minnesota         99,144       2,351        -0-          -0-           -0-      101,495      0.32
Wisconsin         74,466       4,195        -0-          -0-           -0-       78,661      0.25
Missouri          65,726       6,763        -0-          -0-           -0-       72,489      0.23
New York          51,168         -0-        -0-           20           -0-       51,188      0.16
Georgia           39,087         -0-        -0-        1,941           -0-       41,028      0.13
Washington, DC    37,510         -0-        -0-          -0-           -0-       37,510      0.12
Massachusetts     31,476         -0-        -0-           20           -0-       31,496      0.10
Ohio              20,558       2,486        298        4,593           -0-       27,935      0.09
New Mexico        27,880         -0-        -0-          -0-           -0-       27,880      0.09
Idaho             20,828         -0-        -0-          -0-           -0-       20,828      0.07
Delaware          20,065         -0-        -0-          -0-           -0-       20,065      0.06
North Carolina     8,334         279        -0-          522           -0-        9,135      0.03
Other             17,551          22        -0-        4,765           -0-       22,338      0.07
              ----------- ----------   --------   ----------    ----------  -----------    ------
  Totals      $27,200,217 $4,292,740     $1,314     $111,993        $ 139    31,606,403    100.00%
              =========== ==========   ========   ==========    ==========                 ======

SFAS 91 deferred loan fees                                                      (68,840)
Loan discount on purchased loans                                                 (5,582)
Undisbursed loan funds                                                           (5,443)
Allowance for loan losses                                                      (163,846)
Loans to facilitate (LTF) interest reserve                                         (486)
Troubled debt restructured (TDR) interest reserve                                (5,110)
Loans on deposits                                                                30,965
                                                                            -----------
     Total loan portfolio and loans securitized into FNMA                    31,388,061
       MBS with recourse
Loans securitized into FNMA MBS with recourse                                (2,328,108)(b)
                                                                            -----------
     Total loan portfolio                                                   $29,059,953
                                                                            ===========


(a)   The Company has no commercial loans.
(b) During 1995 and 1996, loans amounting to $2.3 billion and $226 million, respectively, were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities. The June 30, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

        The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 92% at June 30, 1997 compared to 91% at June 30, 1996 and December 31, 1996. The Company's ARM originations for the first half of 1997 constituted over 95% of new mortgage loans made in 1997 compared to 85% in the first half of 1996.

        The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.81%, or 5.55% above the actual weighted average rate at June 30, 1997, versus 13.02%, or 5.76% above the weighted average rate at June 30, 1996.

        Approximately $5.5 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 1997, $615 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.73% at June 30, 1997 compared to 7.75% at June 30, 1996. Without the floor, the average yield on these loans would have been 7.09% at June 30, 1997 and 7.37% at June 30, 1996.

        Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the three and six months ended June 30, 1997, loan repayments were $940 million and $1.6 billion, respectively, compared to $823 million and $1.6 billion in the same periods of 1996. Although the balance of the loan portfolio is higher than it was a year ago, loan repayments during the first six months of 1997 as compared to the first six months of 1996 were flat primarily due to a decrease in refinances on the underlying loans.

        MORTGAGE SERVICING RIGHTS

        On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market should evaluate and measure for impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. If the book value exceeds the fair value of the capitalized mortgage servicing rights, financial institutions are required to write-down the servicing rights to their fair value. The book value of Golden West's servicing rights did not exceed the fair value at June 30, 1997 or 1996 and, therefore, no adjustment was necessary. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. See page 22 for further discussion on SFAS 125. For the second quarter and first half of 1997, the Company recognized gains of $1.1 million and $2.1 million, respectively, on the sale of loans due to the capitalization of servicing rights. For the same periods in 1996, the Company recognized gains of $2.3 million and $7.0 million, respectively. After amortization, the balance at June 30, 1997 and 1996 of the capitalized servicing rights was $10.0 million and $6.6 million, respectively.

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

                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)



                                                   June 30
                                             ----------------------      December 31
                                              1997           1996            1996
                                             -------       --------      ------------
Non-accrual loans                           $361,860       $370,081       $373,157
Real estate acquired through                  72,697         71,910         82,075
  foreclosure
Real estate in judgment                          191            738            416
                                            --------       --------       --------
Total nonperforming assets                  $434,748      $ 442,729       $455,648
                                            ========      =========       ========

TDRs                                        $ 75,834      $  56,992       $ 84,082
                                            ========      =========       ========

Ratio of NPAs to total assets                   1.11%          1.24%          1.21%
                                            ========      =========       ========

Ratio of TDRs to total assets                    .19%           .16%           .22%
                                            ========      =========       ========

Ratio of NPAs and TDRs to total assets          1.30%          1.40%          1.43%
                                            ========      =========       ========


        The decrease in NPAs during 1997 reflects the improving California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $4 million and $9 million in the second quarter and first six months of 1997 compared to $4 million and $11 million for the same periods of 1996. Interest foregone on TDRs amounted to $555 thousand and $1.1 million for the three and six months ended June 30, 1997, compared to $411 thousand and $778 thousand for the three and six months ended June 30, 1996.

        The tables on the following two pages show the Company's nonperforming assets by state at June 30, 1997 and 1996.

                                     TABLE 6

                          Nonperforming Assets by State
                                  June 30, 1997
                             (Dollars in thousands)


                                   Non-Accrual Loans (a)                     Real Estate Owned
                          -------------------------------------       ---------------------------------
                                  Residential          Commercial                             Commercial                   NPAs as
                                 Real Estate              Real     Residential                    Real        Total         a % of
 State                      1 -4             5+          Estate       1 - 4           5+         Estate       NPAs(b)        Loans
----------------------    --------        -------        ------       ------        ------       ------       -------         ----
California                $280,013        $12,211        $1,123      $59,394        $8,886       $2,167      $363,794         1.53%
Texas                        7,454            -0-           -0-          711           -0-          -0-         8,165         0.59
Illinois                     8,148            223           -0-          367           -0-          -0-         8,738         0.66
Colorado                     1,814            -0-         3,088          -0-           -0-          -0-         4,902         0.38
Florida                      7,008            -0-           195          515           -0-          -0-         7,718         0.64
New Jersey                  15,213            -0-           826          365           -0-          -0-        16,404         1.44
Washington                   2,525            -0-           -0-          -0-           -0-          -0-         2,525         0.29
Arizona                      1,158            -0-           -0-          210           -0-          -0-         1,368         0.18
Pennsylvania                 4,988            -0-             4          152           -0-          -0-         5,144         0.94
Virginia                     1,543            -0-           -0-          524           -0-          -0-         2,067         0.39
Connecticut                  2,620            -0-           -0-          590           -0-          -0-         3,210         0.71
Maryland                     1,627            -0-           -0-          289           -0-          -0-         1,916         0.54
Oregon                         804            -0-           -0-          -0-           -0-          -0-           804         0.32
Nevada                       1,252            -0-           -0-          227           -0-          -0-         1,479         0.77
Utah                           375            -0-           -0-          -0-           -0-          -0-           375         0.20
Minnesota                      506            -0-           -0-          -0-           -0-          -0-           506         0.29
Kansas                         426             40           -0-          -0-           -0-          -0-           466         0.29
Wisconsin                      591            -0-           -0-          -0-           -0-          -0-           591         0.46
Massachusetts                  160            -0-            20          -0-           -0-          -0-           180         0.18
Missouri                       423             42           -0-           32           -0-          -0-           497         0.60
Washington,DC                   74            -0-           -0-          -0-           -0-          -0-            74         0.15
New York                     3,412            -0-           -0-          302           -0-          -0-         3,714         8.01
New Mexico                     -0-            -0-           -0-          -0-           -0-          -0-           -0-         0.00
Georgia                      1,784            -0-           -0-          -0-           -0-          -0-         1,784         5.11
Idaho                          -0-            -0-           -0-          -0-           -0-          -0-           -0-         0.00
Delaware                       118            -0-           -0-          -0-           -0-          -0-           118         0.44
Ohio                             7            -0-             2          -0-           -0-          -0-             9         0.04
South Dakota                   -0-            -0-           -0-          -0-           -0-          -0-           -0-         0.00
North Carolina                 -0-            -0-           -0-          -0-           -0-          -0-           -0-         0.00
Other                           43            -0-           -0-          -0-           -0-          -0-            43         0.29
                          --------        -------        ------      -------        ------       ------      --------         ----
  Totals                  $344,086        $12,516        $5,258      $63,678        $8,886       $2,167       436,591         1.24%
                          ========        =======        ======      =======        ======       ======
REO general valuation allowance                                                                                (1,843)       (0.00)
                                                                                                             --------         ----
Total nonperforming assets                                                                                   $434,748         1.24%
                                                                                                             ========         ====


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into FNMA mortgage-backed securities. The June 30, 1997 balances of the related nonperforming assets are reflected in the amounts above.

                                     TABLE 7

                          Nonperforming Assets by State
                                  June 30, 1996
                             (Dollars in thousands)


                       Non-Accrual Loans (a)                 Real Estate Owned
                   ----------------------------   -------------------------------------
                      Residential     Commercial                              Commercial                  NPAs
                      Real Estate        Real         Residential                Real      Total         a % of
 State              1 -4         5+     Estate     1 - 4       5+      Land     Estate     NPAs(b)        Loans
----------------  --------    -------   -------   -------   -------   -------   -------    -------        ----
California        $292,980    $25,045    $1,229   $54,780   $13,638   $   400   $ 2,167   $390,239        1.72%
Colorado             1,952        -0-     3,090       148       -0-       -0-       -0-      5,190        0.46
Illinois             4,470        191       -0-       395       541       -0-       -0-      5,597        0.51
Texas                3,274        -0-       -0-       164       -0-       -0-       -0-      3,438        0.33
New Jersey          12,267        -0-       679       424       -0-       -0-       -0-     13,370        1.44
Florida              4,021        -0-       150       292       -0-       -0-       -0-      4,463        0.53
Washington             663        -0-       -0-       -0-       -0-       -0-       -0-        663        0.10
Arizona              1,229        -0-       837       -0-       -0-       -0-       -0-      2,066        0.37
Virginia             1,528        -0-       -0-       818       -0-       -0-       -0-      2,346        0.51
Pennsylvania         2,633        -0-       -0-       225       -0-       -0-       -0-      2,858        0.67
Connecticut          3,370        -0-       -0-       325       -0-       -0-       -0-      3,695        1.08
Maryland             1,486        -0-       -0-       -0-       -0-       -0-       -0-      1,486        0.51
Oregon                 489        -0-       -0-       -0-       -0-       -0-       -0-        489        0.24
Nevada               1,001        -0-       -0-       114       -0-       -0-       -0-      1,115        0.68
Kansas                 895         40       -0-       -0-       -0-       -0-       -0-        935        0.68
Utah                   121        -0-       -0-       -0-       -0-       -0-       -0-        121        0.10
Minnesota              291        -0-       -0-       -0-       -0-       -0-       -0-        291        0.29
Wisconsin              -0-        -0-       -0-       -0-       -0-       -0-       -0-        -0-        0.00
Missouri               618         43       -0-       -0-       -0-       -0-       -0-        661        0.91
New York             3,787        -0-       -0-        55       -0-       -0-       -0-      3,842        7.51
Georgia              1,352        -0-       -0-        72       -0-       -0-       -0-      1,424        3.47
Washington,DC            6        -0-       -0-       -0-       -0-       -0-       -0-          6        0.02
Massachusetts          -0-        -0-       -0-       -0-       -0-       -0-       -0-        -0-        0.00
Ohio                    61        -0-        58         5       -0-       -0-       144        268        0.96
New Mexico             -0-        -0-       -0-       -0-       -0-       -0-       -0-        -0-        0.00
Idaho                  -0-        -0-       -0-       -0-       -0-       -0-       -0-        -0-        0.00
Delaware               -0-        -0-       -0-       -0-       -0-       -0-       -0-        -0-        0.00
North Carolina          80        -0-       -0-       -0-       -0-       -0-       -0-         80        0.88
Other                  145        -0-       -0-       -0-       -0-       -0-       -0-        145        0.65
Totals            --------    -------   -------   -------   -------   -------   -------   --------        ----
                  $338,719    $25,319   $ 6,043   $57,817   $14,179   $   400   $ 2,311    444,788        1.41%
                  ========    =======   =======   =======   =======   =======   =======

REO general valuation allowance                                                             (2,059)      (0.01)
                                                                                          --------        ----
Total nonperforming assets                                                                $442,729        1.40%
                                                                                          ========        ====


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) During 1995 and 1996, loans amounting to $2.3 billion and $226 million, respectively, were securitized with full recourse into FNMA mortgage-backed securities. The June 30, 1996 balance of the related nonperforming assets are reflected in the amounts above.

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

        Loans securitized into FNMA MBS with full credit recourse are included with the Company's loan portfolio when determining the allowance for loan losses. For loans sold to FNMA with full credit recourse, the Company records a separate recourse liability for any potential losses.

        The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 1997 and 1996.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)


                                                     Three Months Ended       Six Months Ended
                                                           June 30                June 30
                                                    ---------------------  ----------------------
                                                      1997        1996       1997        1996
                                                    ---------   ---------  ----------  ----------
 Beginning allowance for loan losses                $209,077    $152,360   $ 195,702   $ 141,988
 Provision charged to expense                         13,111      17,236      33,806      35,758
 Less loans charged off                               (5,747)     (5,871)    (13,305)    (14,231)
 Add recoveries                                          210         121         448         331
                                                    ---------   ---------  ----------  ----------
 Ending allowance for loan losses                   $216,651    $163,846    $216,651   $ 163,846
                                                    =========   =========  ==========  ==========

 Ratio of net charge-offs to average loans
   outstanding (including MBS with recourse)            .06%        .07%        .08%        .09%
                                                    =========   =========  ==========  ==========

 Ratio of allowance for loan losses to                                         49.8%       37.0%
   nonperforming assets
                                                                           ==========  ==========
 Ratio of allowance for loan losses to total loans
   (including MBS with recourse)                                                .62%        .52%
                                                                           ==========  ==========

        DEPOSITS

        Retail deposits increased during the second quarter of 1997 by $419 million, including interest credited of $238 million, compared to an increase of $50 million, including interest credited of $211 million, in the second quarter of 1996. Retail deposit balances in the first half of 1997 increased by $866 million, including interest credited of $464 million, compared to an increase of $193 million, including interest credited of $424 million, in the first half of 1996. Retail deposits increased during 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts.

        Beginning in January 1997, the Company began a program to use government securities dealers to sell large certificates of deposit (CDs) to institutional investors. The Company's deposit balance at June 30, 1997 includes $1.1 billion of these wholesale CDs.

        The mix of reported deposits changed during 1997 as compared to 1996, in part due to a new program begun in the fourth quarter of 1996. Specifically, the reported balance of interest-bearing checking accounts has decreased as compared to 1996 and the reported balance of money market accounts has increased compared to balances reported in 1996 as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank. In addition, during 1997 the Company has been actively promoting money market deposit accounts.

        The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 1997 and 1996.

                                     TABLE 9

                                    Deposits
                              (Dollars in millions)


                                                                     June 30
                                                    ------------------------------------------
                                                          1997                    1996
                                                    ------------------     -------------------
                                                     Rate*      Amount      Rate*       Amount
                                                    -------    -------     -------    --------
      Deposits by interest rate:
      Interest-bearing checking accounts              1.17%  $    276        1.21%    $   756
      Passbook accounts                               2.22        545        2.22         560
      Money market deposit accounts                   3.02      1,940        3.25       1,188
      Term certificate accounts with original
      maturities of:
          4 weeks to 1 year                           5.32     12,543        4.97       8,422
          1 to 2 years                                5.37      3,687        5.25       5,138
          2 to 3 years                                5.44      1,322        5.95       1,810
          3 to 4 years                                5.79        489        5.46         616
          4 years and over                            5.87      1,648        5.82       2,062
      Retail jumbo CDs                                5.51        515        5.31         487
      Wholesale CDs                                   5.64      1,071        0.00         -0-
      All other                                       7.67          1        7.69           2
                                                             --------                --------
                                                             $ 24,037                $ 21,041
                                                             ========                ========

      Deposits by remaining maturity:
      No contractual maturity                                $  2,761                 $ 2,504
      Maturity within one year:
         3rd quarter                                            7,289                   4,560
         4th quarter                                            7,237                   4,835
         1st quarter                                            2,499                   3,696
         2nd quarter                                            1,371                   2,434
                                                              -------                --------
                                                               18,396                  15,525

      1 to 2 years                                              1,929                   1,826
      2 to 3 years                                                679                     496
      3 to 4 years                                                110                     520
      4 years and over                                            162                     170
                                                             --------                --------
                                                             $ 24,037                $ 21,041
                                                             ========                ========

* Weighted average interest rate, including the impact of interest rate swaps.

        ADVANCES FROM FEDERAL HOME LOAN BANKS

        The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, capital stock of the FHLB, and MBS. FHLB advances amounted to $7.4 billion at June 30, 1997, compared to $7.2 billion and $8.8 billion at June 30, 1996 and December 31, 1996, respectively.

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $3.0 billion, $2.3 billion, and $1.9 billion at June 30, 1997 and 1996, and December 31, 1996, respectively. The $3.0 billion balance at June 30, 1997, included $750 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1997 to 1998.

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

        OTHER BORROWINGS

        At June 30, 1997, Golden West, at the holding company level, had a total of $1.0 billion of subordinated debt issued and outstanding. As of June 30, 1997, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At June 30, 1997, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

        World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at June 30, 1997. World had medium-term notes outstanding under prior registrations with principal amounts of $310 million at June 30, 1997, compared to $690 million at June 30, 1996, and $590 million at December 31, 1996. As of June 30, 1997, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

        World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at June 30, 1997, the full amount was available for issuance. As of June 30, 1997, World had issued under prior registrations a total of $200 million of subordinated notes, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

        During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks.

        STOCKHOLDERS' EQUITY

        The Company's stockholders' equity increased by $140 million during the first six months of 1997. The increase in stockholders' equity was primarily a result of net earnings for the first six months of 1997 and a $25 million increase in market values of securities available for sale since December 31, 1996, which were partially offset by the $45 million cost of the purchase of Company stock and the payment of $13 million in quarterly dividends to stockholders. The Company's stockholders' equity decreased during the first six months of 1996 as a result of a $47 million loss incurred during the first half of 1996 (see Change in Accounting for Goodwill on page 7), the $59 million cost of the purchase of Company stock during the first two quarters of 1996, and a $3 million decline in market values of securities available for sale since December 1995. Unrealized gains net of taxes on securities and MBS available for sale included in stockholders' equity at June 30, 1997 and 1996, and December 31, 1996, were $125 million, $73 million, and $100 million, respectively.

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

        Since October 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of June 30, 1997, 8.5 million shares had been purchased and retired at a cost of $377 million since October 1993, of which 689,100 were purchased and retired at a cost of $45 million during the first half of 1997. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

        World paid a $135 million and a $140 million dividend to Golden West in March and June 1997, respectively. Also, during the first quarter and second quarter of 1997, Golden West purchased from World, and subsequently contributed as capital to WFSB, $30 million and $18 million in loans, respectively.

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

        REGULATORY CAPITAL

        The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. Both World's and WFSB's regulatory capital ratios continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard. The following table shows World's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 1997 and 1996.

                                    TABLE 10

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)


                        June 30, 1997                             June 30, 1996
              ---------------------------------------   ---------------------------------------
                 ACTUAL               REQUIRED             ACTUAL              REQUIRED
              ------------------   -------------------  ------------------  -------------------
               Capital    Ratio     Capital    Ratio     Capital    Ratio     Capital    Ratio
              ---------  -------   ---------  -------   ---------  -------   ---------  -------
  Tangible   $1,142,979   6.13%    $279,515   1.50%    $1,668,903    6.65%    $376,445    1.50%
  Core        1,142,979   6.13      559,030   3.00      1,668,903    6.65      752,890    3.00
  Risk-based  1,458,621  13.30      877,655   8.00      1,989,286   14.37    1,107,514    8.00


        World's regulatory capital ratios as of June 30, 1996 have been restated due to the adoption of SFAS 72 as discussed on page 7. The adoption of SFAS 72 had no effect on WFSB's June 30, 1996 regulatory capital ratios.

        The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at June 30, 1997 and 1996.

                                    TABLE 11

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                        June 30, 1997                            June 30, 1996
            --------------------------------------   --------------------------------------
                   ACTUAL             REQUIRED              ACTUAL             REQUIRED
             ------------------  ------------------   ------------------  ------------------
              Capital     Ratio    Capital   Ratio    Capital    Ratio     Capital    Ratio
             ----------   -----   --------- -------   --------  --------  ---------  -------
  Tangible   $1,338,857   6.61%   $304,005   1.50%    $760,916    7.40%    $154,184   1.50%
  Core        1,338,857   6.61     608,010   3.00      760,916    7.40      308,368   3.00
  Risk-based  1,406,712  13.22     851,290   8.00      778,530   13.46      462,892   8.00


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

        The table below shows that World's regulatory capital exceeds the requirements of the well capitalized classification at June 30, 1997.

                                    TABLE 12

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)


                                        ACTUAL                  WELL CAPITALIZED
                                   ------------------       -----------------------
                                    Capital     Ratio         Capital       Ratio
                                   ---------   -------      -----------   ---------
       Leverage                  $1,142,979     6.13%       $  931,717      5.00 %
       Tier 1 risk-based          1,142,979    10.42           658,241      6.00
       Total risk-based           1,458,621    13.30         1,097,068     10.00


        The table below shows that WFSB's regulatory capital exceeds the requirements of the well capitalized classification at June 30, 1997.

                                    TABLE 13

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)


                                        ACTUAL                  WELL CAPITALIZED
                                ---------------------       ----------------------
                                   Capital      Ratio         Capital       Ratio
                                -----------    ------       ----------    --------
       Leverage                 $ 1,338,857     6.61%       $1,013,351      5.00%
       Tier 1 risk-based          1,338,857    12.58           638,468      6.00
       Total risk-based           1,406,712    13.22         1,064,113     10.00


RESULTS OF OPERATIONS

        NET EARNINGS

        Net earnings for the six months ended June 30, 1997 were $171 million or $2.99 per share compared to a loss of $47 million or $.80 per share for the first six months ended June 30, 1996. Without the one-time goodwill write-off (See Accounting Change section on page 7), Golden West's earnings for the first half of 1996 would have been $158 million or $2.69 per share. Net earnings increased in 1997 as a result of increased net interest income, a lower provision for loan losses, and a 2% decrease in general and administrative expenses due to lower deposit insurance premiums.

        SFAS 128 - EARNINGS PER SHARE

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" (SFAS 128). SFAS 128 replaces Primary and Fully-Diluted Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS will be calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There will be no adjustment to the number of outstanding shares for stock options or other dilutive items as is currently done in the calculation of Primary EPS. Diluted EPS will take into account the effect of dilutive instruments, such as stock options, but will use the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, the current, Fully-diluted EPS uses the period-ending share price, if it exceeds the average price, in the calculation to determine the number of incremental shares that are to be added. If SFAS 128 had been applied for the quarter and the six months ended June 30, 1997, the Basic EPS reported would have been $1.53 and $2.99, respectively, and the Diluted EPS would have been $1.51 and $2.94, respectively. For the quarter and six months ended June 30, 1996, before the cumulative effect of the change in accounting for goodwill, Basic EPS would have been $1.37 and $2.71, respectively, and Diluted EPS would have been $1.34 and $2.66, respectively.

        SPREADS

        An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1997 and 1996, and December 31, 1996.

                                    TABLE 14


                                  Yield on Earning Assets,
                              Cost of Funds, and Primary Spread

                                     June 30
                                 ----------------     December 31
                                 1997        1996        1996
                                 ----        ----        ----
Yield on loan portfolio          7.42%       7.46%       7.43%
Yield on MBS                     7.10        7.21        7.13
Yield on investments             6.51        5.82        6.88
                                 ----        ----        ----
Yield on earning assets          7.35        7.36        7.37
                                 ----        ----        ----
Cost of deposits                 5.10        4.92        4.98
Cost of borrowings               5.97        5.93        5.80
                                 ----        ----        ----
Cost of funds                    5.38        5.28        5.28
                                 ----        ----        ----
Primary spread                   1.97%       2.08%       2.09%
                                 ====        ====        ====

        The Company's primary spread is, to some degree, dependent on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because of certain loan features which restrain monthly adjustments and because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag. In addition, because COFI is based on a portfolio of accounts, not all of which mature or reprice immediately, COFI does not initially reflect a change in market interest rates. Yields on short term and long-term interest rates increased in the middle of the first quarter of 1997 and drifted back downward during the second quarter of 1997. The effects of this interest rate environment led to a ten basis point increase in the Company's cost of funds because our liability costs responded somewhat faster to the first quarter increase in interest rates than our earning assets. The yield on earning assets decreased two basis points during the first half of 1997, due mainly to the lags in the COFI index. These changes resulted in a 12 basis point decrease in the Company's spread since yearend 1996.

        The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 1997 and 1996, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.


                                    TABLE 15
                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues


                                                      Three Months Ended      Six Months Ended
                                                           June 30                 June 30
                                                      -----------------        ----------------
                                                       1997        1996        1997        1996
                                                       ----        ----        ----        ----
Interest on loans                                      82.2%       83.6%       81.8%       82.9%
Interest on mortgage-backed securities                 10.2         9.2        10.5         9.3
Interest and dividends on investments                   4.8         4.3         4.9         4.9
                                                       ----        ----        ----        ----
                                                       97.2        97.1        97.2        97.1
Less:
  Interest on deposits                                 41.4        39.8        40.9        40.0
  Interest on advances and other borrowings            25.3        25.2        25.3        25.3
                                                       ----        ----        ----        ----
                                                       66.7        65.0        66.2        65.3

Net interest income                                    30.5        32.1        31.0        31.8
  Provision for loan losses                             1.8         2.6         2.4         2.7
                                                       ----        ----        ----        ----
Net interest income after provision for loan           28.7        29.5        28.6        29.1
losses

Add:
  Fees                                                  1.6         1.5         1.6         1.4
  Gain on the sale of securities, MBS, and              0.4         0.5         0.3         0.6
    loans
  Other non-interest income                             0.8         0.9         0.9         0.9
                                                       ----        ----        ----        ----
                                                        2.8         2.9         2.8         2.9
Less:
  General and administrative expenses                  11.1        12.4        11.2        12.3
  Taxes on income                                       8.1         7.7         8.0         7.6
                                                       ----        ----        ----        ----
Earnings before cumulative effect of change in
  accounting for goodwill                              12.3        12.3        12.2        12.1
Cumulative effect of change in accounting for           0.0         0.0         0.0       (15.7)
  goodwill
                                                       ----        ----        ----        ----
Net earnings (loss)                                    12.3%       12.3%       12.2%       (3.6)%
                                                       ====        ====        ====        ====

        INTEREST RATE SWAPS

        The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

        Interest rate swap activity decreased net interest income by $1.2 million and $1.5 million for the three and six months ended June 30, 1997, as compared to a decrease of $3 million and $7 million for the same periods in 1996.

        The following table summarizes the unrealized gains and losses for interest rate swaps at June 30, 1997 and 1996.

                                    TABLE 16

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)


                                June 30, 1997                      June 30, 1996
                       ---------------------------------  ---------------------------------
                                                 Net                                Net
                       Unrealized Unrealized  Unrealized  Unrealized  Unrealized Unrealized
                         Gains      Losses     Gain(Loss)   Gains       Losses   Gain(Loss)
                       ---------- ----------  ----------  ----------  ---------  ----------
Interest rate swaps    $   17,881 $  (31,179) $  (13,298) $   29,908  $ (43,730) $  (13,822)
                       ========== ==========  ==========  ==========  =========  ==========


                                    TABLE 17

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)


                                          Six Months Ended
                                            June 30, 1997
                                 ----------------------------------
                                 Receive        Pay         Forward
                                  Fixed        Fixed        Starting
                                  Swaps        Swaps         Swaps
                                ---------    --------       -------
Balance at December 31, 1996     $ 2,581      $ 1,340         $ 10


Additions                            -0-          -0-          -0-
Maturities                          (844)        (197)         -0-
Forward starting becoming
effective                             10          -0-          (10)
                                --------     --------       -------
Balance at June 30, 1997         $ 1,747      $ 1,143         $-0-
                                ========     ========       =======

        The range of floating interest rates received on swap contracts in the first six months of 1997 was 5.47% to 6.08%, and the range of floating interest rates paid on swap contracts was 4.76% to 6.00%. The range of fixed interest rates received on swap contracts in the first six months of 1997 was 4.62% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

        INTEREST ON LOANS

        In the second quarter of 1997, interest on loans was higher than in the comparable 1996 period by $41 million or 7.6%. The increase in the second quarter of 1997 was due to a $2.6 billion increase in the average portfolio balance which was partially offset by an 8 basis point decrease in the average portfolio yield. For the first half of 1997, interest on loans was higher than the comparable 1996 period by $65 million or 6.0%. The increase was due to a $2.3 billion increase in the average portfolio balance which was partially offset by a 14 basis point decrease in the average portfolio yield.

        INTEREST ON MORTGAGE-BACKED SECURITIES

        In the second quarter of 1997, interest on mortgage-backed securities was higher than in the comparable 1996 period by $13 million or 20.9%. The 1997 increase was due primarily to a $802 million increase in the average portfolio balance which was partially offset by a 21 basis point decrease in the average portfolio yield. For the first half of 1997, interest on mortgage-backed securities was higher than in the comparable 1996 period by $26 million or 21.2% due to a $843 million increase in the average portfolio balance which was partially offset by a 26 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio, and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse that began in 1995, as discussed on page 12.

        INTEREST AND DIVIDENDS ON INVESTMENTS

        The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1997, interest and dividends on investments were higher than in the comparable 1996 period by $6 million or 22.0%. The increase was primarily due to a $147 million increase in the average portfolio balance and a 35 basis point increase in the average portfolio yield. For the first half of 1997, interest and dividends on investments was $4 million or 6.6% higher than for the same period in 1996. The increase was primarily due to a $50 million increase in the average portfolio balance and a 25 basis point increase in the average portfolio yield.

        INTEREST ON DEPOSITS

        In the second quarter of 1997, interest on deposits increased by $36 million or 14.0% from the comparable period in 1996. In the first half of 1997, interest on deposits increased by $51 million or 9.8% from the comparable period in 1996. The second quarter increase was due to a $2.4 billion increase in the average balance of deposits and an 11 basis point increase in the average cost of deposits. The six month increase was primarily due to a $2.1 billion increase in the average balance of deposits and a one basis point increase in the average cost of deposits.

        INTEREST ON ADVANCES AND OTHER BORROWINGS

        For the second quarter and first half of 1997, interest on advances and other borrowings increased by $16 million or 9.6% and $25 million or 7.6%, respectively, from the comparable periods of 1996. The second quarter increase was primarily due to a $1.1 billion increase in the average balance, which was partially offset by a two basis point decrease in the average cost of these borrowings. The six month increase was primarily due to a $1.2 billion increase in the average balance which was offset by a 13 basis point decrease in the average cost of these borrowings.

        PROVISION FOR LOAN LOSSES

        The provision for loan losses was $13 million and $34 million, respectively, for the three and six months ended June 30, 1997, compared to $17 million and $36 million for the same periods in 1996. The lower provision in 1997 reflects the decrease in non-accrual loans and the improving California economy.

        GENERAL AND ADMINISTRATIVE EXPENSES

        For the second quarter and first half of 1997, general and administrative expenses (G&A) were $79 million and $158 million, respectively, compared to $80 million and $161 million for the comparable periods in 1996. The primary reason for the decrease in 1997 was the benefit received from reduced deposit insurance premiums paid by the Association in 1997 (See Deposit Insurance section below). Excluding the effect of the lower deposit insurance premiums, total G&A increased due to the expansion of savings branches, higher loan volume, and the installation of enhancements to data processing systems. G&A as a percentage of average assets on an annualized basis was .81% and .82%, respectively, for the second quarter and first half of 1997 compared to .92% for the same periods in 1996.

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

        Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill were 39.7% and 39.6%, respectively, for the second quarter and first half of 1997 compared to 38.6% for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

        World's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; issuance of medium-term notes; and debt collateralized by mortgages, MBS, or securities. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its parent, borrowings from public offerings of debt, sales of loans, sales of negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at June 30, 1997, and 1996, and December 31, 1996, see the cash and investments section on page 12.

        WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit, borrowings from the FHLB; issuance of medium-term notes; investments and borrowings from its affiliates; and debt collateralized by mortgages, MBS, or securities. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at June 30, 1997, and 1996, and December 31, 1996, see the cash and investments section on page 12.

        The principal sources of funds for Golden West (the Parent) are interest on investments, dividends from World, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World and WFSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities (of which $200 million matures in 1998), capital contributions to its insured subsidiaries (including $125 million for the six months ended June 30, 1997 and $500 million for the year ended December 31, 1996 to WFSB), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At June 30, 1997 and 1996, and December 31, 1996, Golden West's total cash and investments amounted to $900 million (including a $600 million long-term loan to WFSB), $799 million (including a $600 million short-term loan to World), and $913 million (including a $600 million long-term loan to WFSB), respectively.

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

                                  GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 13, 1997           /s/ J. L. Helvey
                                  ----------------------------------------------
                                  J. L. Helvey
                                  Executive Vice President
                                  (duly authorized and principal financial
                                  officer)