Form 10-Q
period 1997-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1997-11-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-Q

For Quarter Ended September 30, 1997             Commission File Number 1-4629


                    GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


         Delaware                                 95-2080059
--------------------------------    -------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California           94612
-----------------------------------------       ------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:      (510) 446-3420
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

     The number of shares outstanding of the registrant's common stock on October 31, 1997, was 56,803,844 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                              September 30
                                                                       ---------------------------  December 31
                                                                           1997          1996           1996
                                                                       -------------  ------------  -------------
Assets:
  Cash                                                                  $   140,898    $  130,467     $  218,719
  Securities available for sale at fair value                               586,401       650,927        781,325
  Other investments at cost                                                 436,404     1,350,002      1,078,832
  Mortgage-backed securities available for sale without recourse at         197,121       237,176        227,466
    fair value
  Mortgage-backed securities available for sale with recourse at fair value     -0-       220,612            -0-
  Mortgage-backed securities held to maturity without recourse at cost      749,913       814,619        800,692
  Mortgage-backed securities held to maturity with recourse at cost       2,974,764     2,039,227      3,265,424
  Loans receivable                                                       32,723,212    30,278,267     30,113,421
  Interest earned but uncollected                                           211,653       218,366        221,604
  Investment in capital stock of Federal Home Loan Bank--at cost
      which approximates fair value                                         580,861       480,468        500,105
  Real estate held for sale or investment                                    67,074        83,074         83,052
  Prepaid expenses and other assets                                         329,545       297,917        226,054
  Premises and equipment--at cost less accumulated depreciation             230,513       210,301        213,904
                                                                       -------------  ------------  -------------
                                                                       $ 39,228,359   $37,011,423    $37,730,598
                                                                       =============  ============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                             $ 24,234,947   $21,584,365    $22,099,934
  Advances from Federal Home Loan Bank                                    7,228,765     8,159,240      8,798,433
  Securities sold under agreements to repurchase                          2,890,918     2,227,481      1,908,126
  Medium-term notes                                                         309,969       689,755        589,845
  Accounts payable and accrued expenses                                     527,992       593,594        452,182
  Taxes on income                                                           250,407       163,252        207,605
  Subordinated notes--net of discount                                     1,210,141     1,323,592      1,323,996
  Stockholders' equity                                                    2,575,220     2,270,144      2,350,477
                                                                       -------------  ------------  -------------
                                                                       $ 39,228,359   $37,011,423    $37,730,598
                                                                       =============  ============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30                       September 30
                                                  ------------------------------     ------------------------------
                                                      1997              1996             1997              1996
                                                  ------------     -------------     ------------     -------------
Interest Income:
    Interest on loans                              $  610,177      $    554,245      $ 1,758,899      $  1,637,733
    Interest on mortgage-backed securities             70,611            59,882          217,913           181,416
    Interest and dividends on investments              37,414            32,460          105,908            96,723
                                                  ------------     -------------     ------------     -------------
                                                      718,202           646,587        2,082,720         1,915,872
Interest Expense:
    Interest on deposits                              314,895           264,445          889,337           787,727
    Interest on advances                              103,005           107,803          323,394           289,476
    Interest on repurchase agreements                  43,371            31,054          111,739            93,408
    Interest on other borrowings                       34,786            38,338          100,833           124,152
                                                  ------------     -------------     ------------     -------------
                                                      496,057           441,640        1,425,303         1,294,763
                                                  ------------     -------------     ------------     -------------
        Net Interest Income                           222,145           204,947          657,417           621,109
Provision for loan losses                               9,980            23,498           43,786            59,256
                                                  ------------     -------------     ------------     -------------
        Net Interest Income after Provision
            for Loan Losses                           212,165           181,449          613,631           561,853
Non-Interest Income:
    Fees                                               11,574             9,504           33,609            27,872
    Gain on the sale of securities, MBS, and loans      1,884             1,952            6,168             9,783
    Other                                               6,962             6,220           19,685            18,371
                                                  ------------     -------------     ------------     -------------
                                                       20,420            17,676           59,462            56,026
Non-Interest Expense:
    General and administrative:
        Personnel                                      45,198            40,146          133,190           119,273
        Occupancy                                      14,008            12,702           40,804            37,267
        Deposit insurance (a)                           1,786           140,949            5,769           162,298
        Advertising                                     3,445             1,954            8,205             6,711
        Other                                          18,797            15,531           53,063            46,993
                                                  ------------     -------------     ------------     -------------
                                                       83,234           211,282          241,031           372,542
Earnings (Loss) Before Taxes on Income and
    Cumulative Effect of Change in Accounting         149,351           (12,157)        432,062            245,337
    Taxes on Income (b)                                59,344          (147,942)        171,404            (48,626)
                                                  ------------     -------------     ------------     -------------
Earnings Before Cumulative Effect of Change in
    Accounting for Goodwill                            90,007           135,785          260,658           293,963
Cumulative Effect of Change in Accounting
    for Goodwill (c)                                      -0-               -0-              -0-          (205,242)
                                                  ------------     -------------     -----------      -------------
Net Earnings                                      $    90,007      $    135,785      $   260,658      $     88,721
                                                  ============     =============     ===========      =============

Earnings Per Share:
Earnings Per Share Before Cumulative Effect of
    Change in Accounting for Goodwill             $      1.58      $       2.32      $      4.57      $       5.01
Cumulative Effect of Change in Accounting
    for Goodwill (c)                                     0.00              0.00             0.00             (3.49)
                                                  ------------     -------------     -----------      ------------
Net Earnings Per Share                            $      1.58      $       2.32      $      4.57      $       1.52
                                                  ============     =============     ============     =============


(a) The amounts for 1996 reflect the one-time SAIF assessment of $133 million.

(b) The amounts for 1996 reflect a tax benefit of $139 million arising from a prior year acquisition.

(c) In September 1996, the Company adopted SFAS 72 effective January 1, 1996 for acquisitions prior to September 30, 1982. As a result, the Company wrote off $205 million as the cumulative effect of the change in accounting for goodwill.

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30                  September 30
                                                             ---------------------------   ----------------------------
                                                                1997           1996           1997            1996
                                                             ------------   ------------   ------------   -------------
Cash Flows From Operating Activities:
  Net earnings                                               $    90,007     $  135,785     $  260,658     $     88,721
  Adjustments  to  reconcile  net  earnings to net cash
  provided  by  operatingctivities:
    Provision for loan losses                                      9,980         23,498         43,786          59,256
    Cumulative effect of the change in accounting for goodwill       -0-            -0-            -0-         205,242
    Amortization of loan fees and discounts                       (4,282)        (5,412)       (13,533)        (18,093)
    Depreciation and amortization                                  5,263          4,884         15,570          14,512
    Loans originated for sale                                    (47,591)       (72,354)      (146,342)       (407,606)
    Sales of loans originated for sale                            44,482         73,715        142,786         408,594
    Decrease in interest earned but uncollected                    5,656          6,198          9,951           7,029
    Federal Home Loan Bank stock dividends                        (9,145)        (6,217)       (33,463)        (20,701)
    Decrease (increase) in prepaid expenses and other assets      26,917          7,684        (94,545)       (136,688)
    Increase in accounts payable and accrued expenses             42,187         80,576         75,810         142,780
    Increase (decrease) in taxes on income                           138       (197,773)        25,007        (198,759)
    Other, net                                                      (874)        (4,672)        (8,744)        (11,987)
                                                             ------------   ------------   ------------   -------------
      Net cash provided by operating activities                  162,738         45,912        276,941         132,300

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,932,509)    (2,034,022)     (5,383,485)    (4,791,836)
    Real estate loans purchased                                     (670)        (1,934)         (1,930)        (4,009)
    Other, net                                                   (13,172)        (9,559)        (36,291)       (15,074)
                                                             ------------   ------------   ------------   -------------
                                                              (1,946,351)    (2,045,515)     (5,421,706)    (4,810,919)
  Real estate loan principal payments:
    Monthly payments                                             174,060        161,679         508,619        451,541
    Payoffs, net of foreclosures                                 744,387        528,889       1,932,070      1,651,319
    Refinances                                                    76,929         62,114         204,535        202,411
                                                             ------------   ------------   ------------   -------------
                                                                 995,376        752,682       2,645,224      2,305,271

  Purchases of mortgage-backed securities held to maturity           -0-             (4)           -0-          (1,522)
  Repayments of mortgage-backed securities                       131,174        100,527        369,760         320,465
  Proceeds from sales of real estate                              58,487         50,371        171,803         148,349
  Purchases of securities available for sale                        (110)      (344,476)        (1,297)       (674,721)
  Sales of securities available for sale                           4,381            -0-          5,342          81,133
  Matured securities available for sale                           13,994        207,393        238,047         862,264
  Decrease (increase) in other investments                       608,352       (139,862)       642,428        (159,842)
  Purchases of Federal Home Loan Bank stock                          -0-       (115,256)       (56,239)       (152,355)
  Redemptions of Federal Home Loan Bank stock                        -0-         37,649            -0-          37,649
  Additions to premises and equipment                            (14,612)        (7,216)       (37,744)        (21,722)
                                                             ------------   ------------   ------------   -------------
    Net cash used in investing activities                       (149,309)    (1,503,707)    (1,444,382)     (2,065,950)



                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30
                                                             ---------------------------   ---------------------------
                                                                1997           1996           1997            1996
                                                             ------------   ------------   ------------   -------------
Cash Flows From Financing Activities:
    Deposit activity:
      Increase (decrease) in deposits, net                   $   (46,244)   $   324,260     $1,426,904     $    92,604
      Interest credited                                          244,531        219,507        708,109         643,851
                                                             ------------   ------------   ------------   -------------
                                                                 198,287        543,767      2,135,013         736,455

  Additions to Federal Home Loan Bank advances                   511,750      1,117,600        555,950       1,881,050
  Repayments of Federal Home Loan Bank advances                 (642,070)      (134,025)    (2,125,759)       (169,302)
  Proceeds from agreements to repurchase securities            2,553,903      1,974,262      4,990,396       3,989,933
  Repayments of agreements to repurchase securities           (2,617,206)    (2,064,039)    (4,007,604)     (3,580,395)
  Repayments of medium-term notes                                    -0-            -0-       (280,000)       (908,135)
  Proceeds from federal funds purchased                        7,808,000            -0-      7,808,000       1,250,000
  Repayments of federal funds purchased                       (7,808,000)           -0-     (7,808,000)     (1,250,000)
  Repayment of subordinated debt                                     -0-            -0-       (115,000)            -0-
  Dividends on common stock                                       (6,241)        (5,496)       (18,795)        (16,591)
  Sale of stock                                                   1,441           1,665          3,770           6,110
  Purchase and retirement of Company stock                        (3,062)       (35,196)       (48,351)        (93,703)
                                                             ------------   -------------  ------------   ------------
    Net cash provided by (used in) financing activities           (3,198)     1,398,538      1,089,620       1,845,422
                                                             ------------   ------------   ------------   -------------
Net Increase (Decrease) in Cash                                   10,231        (59,257)       (77,821)        (88,228)
Cash at beginning of period                                      130,667        189,724        218,719         218,695
                                                             ------------   ------------   ------------   -------------
Cash at end of period                                        $   140,898    $   130,467    $   140,898    $    130,467
                                                             ============   ============   ============   =============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   492,562    $   476,400     $1,421,204    $  1,342,224
    Income taxes                                                  59,206         49,832        147,720         155,410
  Cash received for interest and dividends                       723,858        652,785      2,092,671       1,922,901
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   51,472         64,061        156,198         163,050
    Loans securitized into MBS with recourse                         -0-            -0-            -0-         226,210


                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                            Nine Months Ended
                                                                               September 30
                                                                        ---------------------------
                                                                           1997           1996
                                                                        ------------   ------------
Common Stock:
  Balance at January 1                                                  $     5,734     $    5,887
  Common stock issued upon exercise of stock options                             16             25
  Common stock retired upon purchase of stock                                   (73)          (174)
                                                                        ------------   ------------
  Balance at September 30                                                     5,677          5,738
                                                                        ------------   ------------
Paid-in Capital:
  Balance at January 1                                                       67,953         55,353
  Common stock issued upon exercise of stock options                          3,754          6,085
                                                                        ------------   ------------
  Balance at September 30                                                    71,707         61,438
                                                                        ------------   ------------
Retained Earnings:
  Balance at January 1                                                    2,177,098      2,140,883
  Net earnings                                                              260,658         88,721
  Cash dividends on common stock                                            (18,795)       (16,591)
  Retirement of stock                                                       (48,278)       (93,529)
                                                                        ------------   ------------
  Balance at September 30                                                 2,370,683      2,119,484
                                                                        ------------   ------------
Unrealized Gains on Securities Available for Sale:
  Balance at January 1                                                       99,692         76,230
  Change during period                                                       27,461          7,254
                                                                        ------------   ------------
  Balance at September 30                                                   127,153         83,484
                                                                        ------------   ------------
Total Stockholders' Equity at September 30                              $ 2,575,220    $ 2,270,144
                                                                        ============   ============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1996, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 1997, and 1996, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company operates as a single segment and, therefore, SFAS 131 is expected to have no effect on the Company's financial statements. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

     The adoption of SFAS 72 previously noted resulted in the restatement of earnings previously reported for the first and second quarters of 1996. The restatement included a first quarter charge of $3.49 per share for the cumulative effect of change in accounting for goodwill and a credit of $.05 per share and $.14 per share of goodwill amortization for the third quarter and first nine months of 1996, respectively. For the three and nine months ended September 30, 1996, earnings before the cumulative effect of the change in accounting for goodwill were $2.32 per share and $5.01 per share, respectively.


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       September 30      September 30     December 31
                                                            1997             1996             1996
                                                       -------------    ------------     -------------
   Assets                                              $ 39,228,359     $37,011,423      $ 37,730,598
   Loans receivable                                      32,723,212      30,278,267        30,113,421
   Mortgage-backed securities                             3,921,798       3,311,634         4,293,582
   Deposits                                              24,234,947      21,584,365        22,099,934
   Stockholders' equity                                   2,575,220       2,270,144         2,350,477
   Stockholders' equity/total assets                          6.56%           6.13%             6.23%
   Book value per common share                         $      45.36     $     39.57       $     40.99
   Common shares outstanding                             56,770,444      57,375,909        57,342,389
   Yield on loan portfolio                                    7.47%           7.42%             7.43%
   Yield on mortgage-backed securities                        7.15%           7.18%             7.13%
   Yield on investments                                       6.61%           6.06%             6.88%
   Yield on earning assets                                    7.42%           7.32%             7.37%
   Cost of deposits                                           5.08%           4.95%             4.98%
   Cost of borrowings                                         5.98%           5.85%             5.80%
   Cost of funds                                              5.37%           5.28%             5.28%
   Yield on earning assets less cost of funds                 2.05%           2.04%             2.09%
   Ratio of nonperforming assets to total assets              1.05%           1.20%             1.21%
   Ratio of troubled debt restructured to total assets         .13%            .16%              .22%

   World Savings and Loan Association:
     Total assets                                      $ 17,116,425     $23,883,202       $21,040,890
     Net worth                                            1,196,534       1,623,564         1,427,914
     Net worth/total assets                                   6.99%           6.80%             6.79%
     Regulatory capital ratios:
       Tangible capital                                       6.34%           6.47%             6.37%
       Core capital                                           6.34%           6.47%             6.37%
       Risk-based capital                                    13.83%          14.19%            13.91%

   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $ 21,734,516     $12,830,891       $16,929,859
     Net worth                                            1,489,373         880,253         1,136,717
     Net worth/total assets                                   6.85%           6.86%             6.71%
     Regulatory capital ratios:
       Tangible capital                                       6.83%           6.83%             6.69%
       Core capital                                           6.83%           6.83%             6.69%
       Risk-based capital                                    13.30%          12.68%            13.14%


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30                 September 30
                                                       --------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                       ------------   -----------   ------------   -----------
   New real estate loans originated                    $ 1,980,100    $2,106,376    $5,529,827     $5,199,442
   Average yield on new real estate loans                    7.63%         7.54%         7.56%          7.61%
   Increase in deposits (a)                            $   198,287    $  543,767    $2,135,013     $  736,455
   Earnings excluding 1996 nonrecurring items (b)           90,007        74,208       260,658        232,386
   Earnings before cumulative effect of change
      in accounting for goodwill                            90,007       135,785       260,658        293,963
   Net earnings                                             90,007       135,785       260,658         88,721
   Earnings per share excluding 1996 nonrecurring items (b)   1.58          1.29          4.57           3.99
   Earnings per share before cumulative effect
      of change in accounting for goodwill                    1.58          2.32          4.57           5.01
   Net earnings per share                                     1.58          2.32          4.57           1.52
   Cash dividends on common stock                              .11          .095           .33           .285
   Average common shares outstanding                    56,740,342    57,584,306    56,980,399     58,216,474
   Ratios:(c)
     Net earnings/average net worth (ROE) (d)               14.23%        24.71%        14.14%          5.45%
     Net earnings/average assets (ROA) (d)                    .92%         1.50%          .90%           .33%
     Net interest income/average assets                      2.26%         2.27%         2.27%          2.34%
     General and administrative expense/average assets
       (G&A to Average Assets) (d)                            .85%         2.34%          .83%          1.40%

(a) Includes a decrease of $208 million of wholesale deposits for the quarter ended September 30, 1997 and an increase of $864 million of wholesale deposits for the nine months ended September 30, 1997.

(b)    Excludes  the  third  quarter  1996  SAIF   assessment  of  $133  million
       (pre-tax), or $1.34 per share, and the special tax credit of $139 million, or $2.40 per share. Also excluded is the $205 million, or $3.49 per share, cumulative effect of the change in accounting for goodwill, which was effective January 1, 1996.

(c) Ratios are annualized by multiplying the quarterly computation by four and the nine month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.

(d) The ratios for the quarter and nine months ended September 30, 1996 include the three 1996 nonrecurring items in footnote (b) above. The ratios for the quarter ended September 30, 1996, excluding the two nonrecurring items are: ROE 13.50%; ROA .82%; and G&A to Average Assets .87%. The year-to-date ratios as of September 30, 1996, excluding the three nonrecurring items are: ROE 14.27%; ROA .87%; and G&A to Average Assets .90%.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1997 and 1996, and December 31, 1996. The reader is referred to page 51 of the Company's 1996 Form 10-K for similar information for the years 1993 through 1996 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.


                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                              September 30
                                                           --------------------         December 31
                                                            1997         1996              1996
                                                           -------      -------        -------------

       Assets:
          Cash and investments                                3.0%         5.8%                  5.5%
          Mortgage-backed securities                         10.0          8.9                  11.4
          Loans receivable                                   83.4         81.8                  79.8
          Other assets                                        3.6          3.5                   3.3
                                                           -------      -------               -------
                                                            100.0%       100.0%                100.0%
                                                           =======      =======               =======

       Liabilities and Stockholders' Equity:
          Deposits                                           61.8%        58.3%                 58.6%
          Federal Home Loan Bank advances                    18.4         22.0                  23.3
          Securities sold under agreements to repurchase      7.4          6.0                   5.1
          Medium-term notes                                   0.8          1.9                   1.6
          Other liabilities                                   1.9          2.1                   1.7
          Subordinated debt                                   3.1          3.6                   3.5
          Stockholders' equity                                6.6          6.1                   6.2
                                                           -------      -------               -------
                                                            100.0%       100.0%                100.0%
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

     The following gap table shows that, as of September 30, 1997, the Company's assets mature or reprice sooner than its liabilities. Consequently, one would expect falling interest rates to lower the Company's earnings and rising interest rates to increase the Company's earnings. However, the Company's earnings are also affected by the built-in lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages. Specifically, there is a two-month delay in reporting the COFI because of the time required to gather the data needed to compute the index. As a result, the current COFI actually reflects the Eleventh District's cost of funds at the level it was two months prior. In addition, because COFI is based on a portfolio of accounts, not all of which mature or reprice immediately, COFI does not initially reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. In addition to the COFI lags, other elements of ARM loans also have an impact on earnings. These elements are introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate limits on individual rate changes, and interest rate floors.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 1997
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                         ----------------------------------------------------------------
                                           0 - 3        4 - 12        1 - 5        Over 5
                                          Months        Months        Years        Years         Total
                                         ----------   -----------   ----------   -----------   ----------
Interest-Earning Assets:
  Investments                            $   719      $    257      $    45      $      2      $    1,023
  Mortgage-backed securities               3,066            86          339           431           3,922
  Loans receivable: (b)
    Rate-sensitive                        28,262         1,568          125           -0-          29,955
    Fixed-rate                                89           253        1,027         1,154           2,523
  Other(c)                                   684           -0-          -0-           -0-             684
  Impact of interest rate swaps              597           190         (356)         (431)            -0-
                                       ----------   -----------   ----------   -----------     ----------
Total                                  $  33,417     $   2,354    $   1,180     $   1,156      $   38,107
                                       ==========   ===========   ==========   ===========     ==========
Interest-Bearing Liabilities(d):
  Deposits                             $  13,569     $   8,025    $   2,620     $      21      $   24,235
  FHLB advances                            5,923           900           25           381           7,229
  Other borrowings                         3,294           200          718           199           4,411
  Impact of interest rate swaps            1,362          (903)        (368)          (91)            -0-
                                       ----------   -----------   ----------   -----------    -----------
  Total                                $  24,148     $   8,222    $   2,995     $     510     $    35,875
                                       ==========   ===========   ==========    ==========    ===========
Repricing gap                          $   9,269     $  (5,868)   $  (1,815)    $     646
                                       ==========   ===========   ==========    ==========
Cumulative gap                         $   9,269     $   3,401    $   1,586     $   2,232
                                       ==========   ===========   ==========   ===========

Cumulative gap as a percentage of
  total assets                             23.6%          8.7%         4.0%
                                       ==========   ===========   ==========

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.

(b)  Excludes nonaccrual loans (90 days or more past due).

(c)  Includes cash in banks and Federal Home Loan Bank (FHLB) stock.

(d) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings and Loan Association (World or Association) and World Savings Bank, FSB (WFSB), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is equal to a monthly average of daily balances of 5% of deposits and short-term borrowings. Even though the ratio of cash and investments to total assets was 3.0% at September 30, 1997 as shown on page 10, the average for the month was in excess of the 5% requirement. For the months ended September 30, 1997 and 1996, and December 31, 1996, World's average regulatory liquidity ratios were 10%, 7%, and 8%, respectively. For the months ended September 30, 1997 and 1996, and December 31, 1996, WFSB's average regulatory liquidity ratios were 8%, 6%, and 6%, respectively. World and WFSB exceeded the monthly 5% requirements for each of the nine months ended September 30, 1997 and all months during 1996. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities.

     At September 30, 1997 and 1996, and December 31, 1996, the Company had securities available for sale in the amount of $586 million, $651 million, and $781 million, respectively, including unrealized gains on securities available for sale of $206 million, $132 million, and $159 million, respectively. At
September 30, 1997 and 1996, and December 31, 1996, the Company had no securities held to maturity or for trading.

     Included in the securities available for sale at September 30, 1997 and 1996, and December 31, 1996, were collateralized mortgage obligations (CMOs) in the amount of $82 million, $216 million, and $170 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At September 30, 1997, the majority of the Company's CMOs had remaining terms to maturity of five years or less, and qualified for inclusion in the regulatory liquidity measurement.

     MORTGAGE-BACKED SECURITIES

     At September 30, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $3.7 billion, $2.9 billion, and $4.1 billion, respectively, including Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company of $3.0 billion at September 30, 1997, $2.0 billion at September 30, 1996, and $3.3 billion at December 31, 1996. At September 30, 1997 and 1996, and December 31, 1996, the Company had mortgage-backed securities available for sale in the amount of $197 million, $458 million, and $227 million, respectively, including unrealized gains on MBS available for sale of $8 million, $11 million, and $11 million, respectively, and including $221 million of FNMA MBS subject to full credit recourse at September 30, 1996. At September 30, 1997 and 1996 and December 31, 1996, the Company had no trading MBS.

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

     Repayments of MBS during the third quarter and first nine months of 1997 were $131 million and $370 million, respectively, compared to $101 million and $320 million in the same periods of 1996. The increase in repayments on MBS during the first nine months of 1997 as compared to the first nine months of 1996 was primarily due to the increase in prepayments on the underlying loans during the third quarter of 1997 as compared to the third quarter of 1996 and the increase in MBS that resulted from the securitization of ARM loans into FNMA MBS.

     LOAN PORTFOLIO

     LOAN VOLUME

     New loan originations for the three and nine months ended September 30, 1997, amounted to $2.0 billion and $5.5 billion, respectively, compared to $2.1 billion and $5.2 billion for the same periods in 1996. The increase in loan volume in 1997 occurred because of a continuing strong home sales market and solid demand for ARMs, our primary product. Despite the fact that the cost of fixed-rate mortgages fell below 8% during the third quarter of 1997, ARMs, the Company's principal product, remained an attractive option for many customers. The Company continues to sell most of its fixed-rate originations. Loans originated for sale for the three and nine months ended September 30, 1997 were $48 million and $146 million, respectively, compared to $72 million and $408 million for the same periods in 1996. Refinanced loans constituted 30% and 32% of new loan originations for the three and nine months ended September 30, 1997, compared to 29% and 35% for the three and nine months ended September 30, 1996.

     The Company has lending operations in 25 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 1997, 53% of total loan originations were on residential properties in California compared to 49% and 51% for the same periods in 1996. The five largest states, other than California, for originations for the three and nine months ended September 30, 1997, were Florida, Texas, Illinois, New Jersey, and Colorado with a combined total of 25% of total originations for both periods. The percentage of the total loan portfolio (excluding mortgage-backed securities with recourse) that is comprised of residential loans in California was 67% at September 30, 1997 compared to 70% at September 30, 1996, and 69% at December 31, 1996.

     The tables on the following two pages show the Company's loan portfolio by state at September 30, 1997 and 1996.

                                     TABLE 3

                             Loan Portfolio by State
                               September 30, 1997
                             (Dollars in thousands)


                          Residential
                          Real Estate                         Commercial                       Loans as
                   --------------------------                    Real            Total         a % of
     State            1 - 4           5+          Land          Estate         Loans (a)      Portfolio
-----------------  ------------   -----------   ----------   --------------   ------------   ------------
California         $20,573,055    $3,418,748    $     240     $   51,498      $24,043,541       66.89%
Texas                1,335,730       100,082          563          1,493        1,437,868        4.00
Illinois             1,189,536       175,226          -0-          1,668        1,366,430        3.80
Colorado             1,075,954       231,209          -0-          7,014        1,314,177        3.66
Florida              1,260,196        20,120           30            923        1,281,269        3.56
New Jersey           1,196,308           403          -0-          5,551        1,202,262        3.34
Washington             507,543       398,141          -0-            732          906,416        2.52
Arizona                737,858        40,000          -0-            559          778,417        2.17
Pennsylvania           583,660         4,228          -0-          3,282          591,170        1.64
Virginia               524,069         8,527          -0-          1,361          533,957        1.49
Connecticut            477,893           -0-          -0-             20          477,913        1.33
Maryland               364,166         2,168          -0-            507          366,841        1.02
Oregon                 247,806        12,844          -0-            245          260,895        0.73
Utah                   194,538            56          -0-          1,630          196,224        0.55
Nevada                 190,787         1,035          -0-            -0-          191,822        0.53
Minnesota              182,700         8,146          -0-            -0-          190,846        0.53
Kansas                 162,572         4,797          -0-            178          167,547        0.47
Wisconsin              139,254         3,866          -0-            -0-          143,120        0.40
Massachusetts          118,187           -0-          -0-             20          118,207        0.33
Missouri                80,941         6,153          -0-            -0-           87,094        0.24
Washington DC           49,706           -0-          -0-            -0-           49,706        0.14
New Mexico              47,573           -0-          -0-            -0-           47,573        0.13
New York                44,610           -0-          -0-            -0-           44,610        0.12
Georgia                 31,578           -0-          -0-          1,443           33,021        0.09
Delaware                30,631           -0-          -0-            -0-           30,631        0.09
Idaho                   30,227           -0-          -0-            -0-           30,227        0.08
Ohio                    13,256         1,788          181          3,477           18,702        0.05
South Dakota             9,452           -0-          -0-            -0-            9,452        0.03
North Carolina           7,486           -0-          -0-            464            7,950        0.02
Other                   10,315             4          -0-          4,419            14,738       0.05
                   ------------   -----------   ----------   ------------     -------------  ---------
  Totals           $31,417,587    $4,437,541    $   1,014    $    86,484        35,942,626     100.00%
                   ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                         (42,573)
Loan discount on purchased loans                                                    (3,654)
Undisbursed loan funds                                                              (3,511)
Allowance for loan losses                                                         (222,020)
Loans to facilitate (LTF) interest reserve                                            (587)
Troubled debt restructured (TDR) interest reserve                                   (3,965)
Loans on deposits                                                                    31,660
                                                                                ------------
Total loan portfolio and loans securitized into FNMA MBS with recourse           35,697,976
Loans securitized into FNMA MBS with recourse                                    (2,974,764)(b)
                                                                                ------------
     Total loan portfolio                                                       $32,723,212
                                                                                ============


(a)    The Company has no commercial loans.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities. The September 30, 1997 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

                                     TABLE 4

                             Loan Portfolio by State
                               September 30, 1996
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                      Loans as
                   --------------------------                     Real            Total         a % of
     State            1 - 4           5+          Land           Estate         Loans (a)     Portfolio
-----------------  ------------   -----------   ----------    --------------   ------------   -----------
California         $19,615,787    $3,369,019    $     259     $   65,584      $23,050,649       70.35%
Colorado               931,879       233,318          -0-          7,404        1,172,601        3.58
Illinois               985,939       182,522          -0-          1,857        1,170,318        3.57
Texas                1,052,319       106,486          579          1,602        1,160,986        3.54
New Jersey             992,647           409          -0-          7,155        1,000,211        3.05
Florida                917,033        17,829          143            976          935,981        2.86
Washington             397,289       341,335          -0-            765          739,389        2.26
Arizona                569,451        51,943          -0-          1,689          623,083        1.90
Virginia               474,620         7,884          -0-          1,498          484,002        1.48
Pennsylvania           452,421         4,273          -0-          3,780          460,474        1.41
Connecticut            379,277           -0-          -0-             24          379,301        1.16
Maryland               310,800         1,396          -0-            561          312,757        0.95
Oregon                 199,410        11,031          -0-          2,778          213,219        0.65
Nevada                 173,693         1,148          -0-            -0-          174,841        0.53
Kansas                 140,487         4,951          -0-            198          145,636        0.44
Utah                   134,296            61          -0-          1,841          136,198        0.42
Minnesota              118,120         5,135          -0-            -0-          123,255        0.38
Wisconsin               87,158         4,183          -0-            -0-           91,341        0.28
Missouri                68,924         6,697          -0-            -0-           75,621        0.23
Massachusetts           52,479           -0-          -0-             20           52,499        0.16
New York                50,257           -0-          -0-             18           50,275        0.15
Washington, DC          39,633           -0-          -0-            -0-           39,633        0.12
Georgia                 37,223           -0-          -0-          1,864           39,087        0.12
New Mexico              31,705           -0-          -0-            -0-           31,705        0.10
Ohio                    18,743         2,322          283          4,477           25,825        0.08
Idaho                   23,298           -0-          -0-            -0-           23,298        0.07
Delaware                20,944           -0-          -0-            -0-           20,944        0.06
North Carolina           8,067           254          -0-            511            8,832        0.03
South Dakota             4,838           -0-          -0-            -0-            4,838        0.01
Other                   12,874            18          -0-          4,698           17,590        0.06
                   ------------   -----------   ----------   ------------     -------------  ---------
  Totals           $28,301,611    $4,352,214    $   1,264    $   109,300      $32,764,389      100.00%
                   ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                        (63,634)
Loan discount on purchased loans                                                   (5,436)
Undisbursed loan funds                                                             (4,913)
Allowance for loan losses                                                        (178,354)
Loans to facilitate (LTF) interest reserve                                           (532)
Troubled debt restructured (TDR) interest reserve                                  (5,237)
Loans on deposits                                                                  31,823
                                                                              ------------
  Total loan portfolio and loans securitized into FNMA MBS with recourse       32,538,106
Loans securitized into FNMA MBS with recourse                                  (2,259,839)(b)
                                                                              ------------
     Total loan portfolio                                                     $30,278,267
                                                                              ============



(a)    The Company has no commercial loans.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $226 million, respectively, were securitized with full recourse into Federal National Mortgage Association (FNMA) mortgage-backed securities. The September 30, 1996 balances of these FNMA mortgage-backed securities are reflected in the amounts above.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 93% at September 30, 1997 compared to 91% at September 30, 1996 and December 31, 1996. The Company's ARM originations for the third quarter and first nine months of 1997 constituted approximately 96% of new mortgage loans made in 1997 compared to 95% and 89% in the same periods of 1996.

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.76%, or 5.43% above the actual weighted average rate at September 30, 1997, versus 12.95%, or 5.72% above the weighted average rate at September 30, 1996.

     Approximately $5.5 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 1997, $567 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.76% at September 30, 1997 compared to 7.75% at September 30, 1996. Without the floor, the average yield on these loans would have been 7.14% at September 30, 1997 and 7.08% at September 30, 1996.

     Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the three and nine months ended September 30, 1997, loan repayments were $995 million and $2.6 billion, respectively, compared to $753 million and $2.3 billion in the same periods of 1996. Loan repayments were higher during the first nine months of 1997 as compared to the first nine months of 1996 primarily due to an increase in the loan portfolio balance as well as increased prepayment rates.

     MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that financial institutions participating in the secondary mortgage market should evaluate and measure for impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. If the book value exceeds the fair value of the capitalized mortgage servicing rights, financial institutions are required to write-down the servicing rights to their fair value. The book value of Golden West's servicing rights did not exceed the fair value at September 30, 1997 or 1996 and, therefore, no adjustment was necessary. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. See page 24 for further discussion on SFAS 125. For the third quarter and first nine months of 1997, the Company recognized gains of $1.1 million and $3.2 million, respectively, on the sale of loans due to the capitalization of servicing rights. For the same periods in 1996, the Company recognized gains of $1.8 million and $8.8 million, respectively. After amortization, the balance at September 30, 1997 and 1996 of the capitalized servicing rights was $10.3 million and $7.9 million, respectively.

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


                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                         September 30
                                                   --------------------------    December 31
                                                      1997          1996            1996
                                                   -----------   ------------   --------------
Non-accrual loans                                  $  344,655    $   362,817     $   373,157
Real estate acquired through foreclosure               66,652         81,563          82,075
Real estate in judgment                                   -0-            944             416
                                                   -----------   ------------    ------------
Total nonperforming assets                         $  411,307    $   445,324     $   455,648
                                                   ===========   ============    ============
TDRs                                               $   51,785    $    60,732     $    84,082
                                                   ===========   ============    ============
Ratio of NPAs to total assets                           1.05%          1.20%           1.21%
                                                   ===========   ============    ============
Ratio of TDRs to total assets                            .13%           .16%            .22%
                                                   ===========   ============    ============
Ratio of NPAs and TDRs to total assets                  1.18%          1.36%           1.43%
                                                   ===========   ============    ============


     The decrease in NPAs during 1997 reflects the improving California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $3 million and $12 million in the third quarter and first nine months of 1997 compared to $5 million and $15 million for the same periods of 1996. Interest foregone on TDRs amounted to $381 thousand and $1.5 million for the three and nine months ended September 30, 1997, compared to $432 thousand and $1.2 million for the three and nine months ended September 30, 1996.

     The tables on the following two pages show the Company's nonperforming assets by state at September 30, 1997 and 1996.

                                     TABLE 6

                          Nonperforming Assets by State
                               September 30, 1997
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                    Real Estate Owned
              -----------------------------------     --------------------------------
                   Residential        Commercial                          Commercial                  NPAs AS
                   Real Estate           Real            Residential          Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+        Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------   ---------    ---------    --------
California    $252,838     $ 12,737    $  1,071       $55,089     $ 6,112   $  2,279     $330,126     1.37%
Texas            7,986          -0-         -0-         1,059         -0-        -0-        9,045     0.63
Illinois        10,400          223         -0-           384         -0-        -0-       11,007     0.81
Colorado         1,890          -0-       3,086           -0-         -0-        -0-        4,976     0.38
Florida         10,265          -0-         257           546         -0-        -0-       11,068     0.86
New Jersey      16,076          -0-         823           494         -0-        -0-       17,393     1.45
Washington       2,014          -0-         -0-           -0-         -0-        -0-        2,014     0.22
Arizona          1,989          -0-         -0-            52         -0-        -0-        2,041     0.26
Pennsylvania     5,289          -0-         -0-           295         -0-        -0-        5,584     0.94
Virginia         1,469          -0-         -0-           530         -0-        -0-        1,999     0.37
Connecticut      2,430          -0-         -0-           354         -0-        -0-        2,784     0.58
Maryland         2,545          -0-         -0-           106         -0-        -0-        2,651     0.72
Oregon           1,008          -0-         -0-           -0-         -0-        -0-        1,008     0.39
Utah               982          -0-         -0-           -0-         -0-        -0-          982     0.50
Nevada           1,964          -0-         -0-           133         -0-        -0-        2,097     1.09
Minnesota          492          -0-         -0-           -0-         -0-        -0-          492     0.26
Kansas             293           40         -0-           -0-         -0-        -0-          333     0.20
Wisconsin          612          -0-         -0-           -0-         -0-        -0-          612     0.43
Massachusetts       96          -0-          20           -0-         -0-        -0-          116     0.10
Missouri           488           40         -0-           -0-         -0-        -0-          528     0.61
Washington, DC      43          -0-         -0-           -0-         -0-        -0-           43     0.09
New Mexico         109          -0-         -0-           -0-         -0-        -0-          109     0.23
New York         3,049          -0-         -0-           420         -0-        243        3,712     8.32
Georgia          1,533          -0-         -0-           181         -0-        -0-        1,714     5.19
Delaware           198          -0-         -0-           -0-         -0-        -0-          198     0.65
Idaho              235          -0-         -0-           -0-         -0-        -0-          235     0.78
Ohio                 6          -0-           3           -0-         -0-        -0-            9     0.05
South Dakota       -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
North Carolina     -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Other               56          -0-         -0-           -0-         -0-        -0-           56     0.38
              ---------   ----------   ---------      --------   ---------  ---------    ---------    -----
  Totals      $326,355     $ 13,040     $ 5,260       $59,643    $  6,112   $  2,522      412,932     1.15%
              =========   ==========   =========      ========   =========  =========

REO general valuation allowance                                                            (1,625)   (0.01)
                                                                                         ---------   -----
Total nonperforming assets                                                               $411,307     1.14%
                                                                                         =========   =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $1.3 billion, respectively, were securitized with full recourse into FNMA mortgage-backed securities. The September 30, 1997 balances of the related nonperforming assets are reflected in the amounts above.

                                     TABLE 7

                          Nonperforming Assets by State
                               September 30, 1996
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                          Real Estate Owned
              -----------------------------------     --------------------------------------------
                   Residential        Commercial                                       Commercial                  NPAs as
                   Real Estate           Real             Residential                      Real        Total       a % of
  State         1 -4         5+         Estate         1 - 4       5+         Land        Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------    --------    ---------   ----------    --------
California    $291,880    $  18,711      $  530       $63,792   $  14,649     $   475    $  2,167    $ 392,204     1.70%
Colorado         1,220          119       3,092           165         -0-         -0-         -0-        4,596     0.39
Illinois         4,726          191         -0-           227         281         -0-         -0-        5,425     0.46
Texas            3,881          -0-         -0-           102         -0-         -0-         -0-        3,983     0.34
New Jersey      11,955          -0-         791         1,393         -0-         -0-         -0-       14,139     1.41
Florida          3,903          -0-         269           430         -0-         -0-         -0-        4,602     0.49
Washington       1,470          -0-         -0-           -0-         -0-         -0-         -0-        1,470     0.20
Arizona            776          -0-       1,096           -0-         -0-         -0-         -0-        1,872     0.30
Virginia         1,224          -0-         -0-           733         -0-         -0-         -0-        1,957     0.40
Pennsylvania     2,696          -0-         -0-            48         -0-         -0-         -0-        2,744     0.60
Connecticut      2,936          -0-         -0-           279         -0-         -0-         -0-        3,215     0.85
Maryland         1,596          -0-         -0-           -0-         -0-         -0-         -0-        1,596     0.51
Oregon             850          -0-         -0-           -0-         -0-         -0-         -0-          850     0.40
Nevada           1,000          -0-         -0-           -0-         -0-         -0-         -0-        1,000     0.57
Kansas             720           40         -0-           -0-         -0-         -0-         -0-          760     0.52
Utah               294          -0-         -0-           -0-         -0-         -0-         -0-          294     0.22
Minnesota          323          -0-         -0-           -0-         -0-         -0-         -0-          323     0.26
Wisconsin          -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
Missouri           849          106         -0-           -0-         -0-         -0-         -0-          955     1.26
Massachusetts      -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
New York         3,926          -0-         -0-           -0-         -0-         -0-         -0-        3,926     7.81
Washington, DC     -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
Georgia          1,443          -0-         -0-            73         -0-         -0-         -0-        1,516     3.88
New Mexico         -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
Ohio                70          -0-          58           -0-         -0-         -0-         -0-          128     0.50
Idaho              -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
Delaware           -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
North Carolina     -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
South Dakota       -0-          -0-         -0-           -0-         -0-         -0-         -0-          -0-     0.00
Other               76          -0-         -0-           -0-         -0-         -0-         -0-           76     0.43
              ---------   ----------   ---------      --------   ---------   ---------   ---------   ----------    ----
   Totals     $ 337,814    $ 19,167     $ 5,836       $ 67,242   $ 14,930    $    475    $  2,167      447,631     1.37%
              =========   ==========   =========      ========   =========   =========   =========

REO general valuation allowance                                                                         (2,307)    (0.01)
                                                                                                     ----------    -----
Total nonperforming assets                                                                           $ 445,324      1.36%
                                                                                                     ==========    =====


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) During 1995 and 1996, loans amounting to $2.3 billion and $226 million, respectively, were securitized with full recourse into FNMA mortgage-backed securities. The September 30, 1996 balance of the related nonperforming assets are reflected in the amounts above.

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

     The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1997 and 1996.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30               September 30
                                                              ------------------------   ------------------------
                                                                 1997         1996          1997         1996
                                                              -----------   ----------   -----------   ----------
  Beginning allowance for loan losses                          $ 216,651    $ 163,846     $ 195,702    $ 141,988
  Provision charged to expense                                     9,980       23,498        43,786       59,256
  Less loans charged off                                          (4,810)      (9,167)      (18,115)     (23,398)
  Add recoveries                                                     199          177           647          508
                                                              -----------   ----------   -----------   ----------
  Ending allowance for loan losses                             $ 222,020    $ 178,354     $ 222,020    $ 178,354
                                                              ===========   ==========   ===========   ==========
  Ratio of net charge-offs to average loans
    outstanding (including MBS with recourse)                       .05%         .11%          .07%         .10%
                                                              ===========   ==========   ===========   ==========

  Ratio of allowance for loan losses to nonperforming assets                                  54.0%        40.1%
                                                                                         ===========   ==========
  Ratio of allowance for loan losses to total loans
    (including MBS with recourse)                                                              .62%         .55%
                                                                                         ===========   ==========

     DEPOSITS

     Retail deposits increased during the third quarter of 1997 by $406 million, including interest credited of $244 million, compared to an increase of $544 million, including interest credited of $220 million, in the third quarter of 1996. Retail deposit balances in the first nine months of 1997 increased by $1.3 billion, including interest credited of $708 million, compared to an increase of $736 million, including interest credited of $644 million, during the first nine months of 1996. Retail deposits increased during 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts.

     Beginning in January 1997, the Company began a program to use government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance at September 30, 1997 includes $864 million of these wholesale CDs.

     During 1997 the Company has been actively promoting money market deposit accounts and starting in September of 1997, the Company began promoting a high-yield checking account. The higher rates offered on these accounts have caused the weighted average interest rate for interest-bearing checking accounts and money market deposit accounts to be higher at September 30, 1997 as compared to the previous year (see Table 9 on page 23).

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

     The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 1997 and 1996.


                                     TABLE 9

                                    Deposits
                              (Dollars in millions)

                                                                                  September 30
                                                               ---------------------------------------------------
                                                                       1997                         1996
                                                               ----------------------      -----------------------
                                                                Rate*       Amount         Rate*           Amount
                                                               --------     ----------     ---------    ----------
       Deposits by interest rate:
       Interest-bearing checking accounts                          1.28%    $     286          1.22%    $      747
       Passbook accounts                                           2.15           530          2.22            549
       Money market deposit accounts                               3.73         2,883          3.06          1,095
       Term certificate accounts with original maturities
       of:
           4 weeks to 1 year                                       5.28        11,220          5.05         9,104
           1 to 2 years                                            5.44         4,455          5.21         5,259
           2 to 3 years                                            5.44         1,382          5.96         1,750
           3 to 4 years                                            5.77           453          5.58           591
           4 years and over                                        5.79         1,544          5.78         2,034
       Retail jumbo CDs                                            5.58           617          5.31           453
       Wholesale CDs                                               5.69           864          0.00           -0-
       All other                                                   7.65             1          7.71             2
                                                                           -----------                 -----------
                                                                           $   24,235                  $   21,584
                                                                           ===========                 ===========

       Deposits by remaining maturity:
       No contractual maturity                                             $    3,699                  $    2,391
       Maturity within one year:
          4th quarter                                                           9,570                       5,704
          1st quarter                                                           4,236                       6,568
          2nd quarter                                                           1,914                       2,857
          3rd quarter                                                           2,175                       1,127
                                                                           -----------                 -----------
                                                                               17,895                      16,256

       1 to 2 years                                                             1,986                       1,763
       2 to 3 years                                                               389                         772
       3 to 4 years                                                               121                         232
       4 years and over                                                           145                         170
                                                                           -----------                 -----------
                                                                           $   24,235                  $   21,584
                                                                           ===========                 ===========


* Weighted average interest rate, including the impact of interest rate swaps.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, capital stock of the FHLB, and MBS. FHLB advances amounted to $7.2 billion at September 30, 1997, compared to $8.2 billion and $8.8 billion at September 30, 1996 and December 31, 1996, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.9 billion, $2.2 billion, and $1.9 billion at September 30, 1997 and 1996, and December 31, 1996, respectively. The $2.9 billion balance at September 30, 1997, included $750 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos with maturities ranging from 1997 to 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127), which delayed the effective date for portions of SFAS 125 for one year. The impact of the SFAS 125 and SFAS 127 on the Company's financial condition and results of operations has not been nor is it expected to be material.

     OTHER BORROWINGS

     At September 30, 1997, Golden West, at the holding company level, had a total of $1.0 billion of subordinated debt issued and outstanding. As of September 30, 1997, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At September 30, 1997, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     World currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at September 30, 1997. World had medium-term notes outstanding under prior registrations with principal amounts of $310 million at September 30, 1997, compared to $690 million at September 30, 1996, and $590 million at December 31, 1996. As of September 30, 1997, World's medium-term notes were rated A1 and A+ by Moody's and S&P, respectively.

     World also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at September 30, 1997, the full amount was available for issuance. As of September 30, 1997, World had issued under prior registrations a total of $200 million of subordinated notes (of which $100 million matured in October 1997), which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in World's risk-based regulatory capital as Supplementary Capital.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 1997, WFSB had not issued any notes under this authority.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased by $225 million during the first nine months of 1997. The increase in stockholders' equity was primarily a result of net earnings for the first nine months of 1997 and a $27 million increase in market values of securities available for sale since December 31, 1996, which were partially offset by the $48 million cost of the purchase of Company stock and the payment of $19 million in quarterly dividends to stockholders. The Company's stockholders' equity decreased during the first nine months of 1996 as a result of the $94 million cost of the purchase of Company stock and the payment of $17 million in quarterly dividends to stockholders. The decrease was offset by net earnings for the first nine months of 1996 and a $7 million increase in market values of securities available for sale since December 31, 1995. Unrealized gains net of taxes on securities and MBS available for sale included in stockholders' equity at September 30, 1997 and 1996, and December 31, 1996, were $127 million, $83 million, and $100 million, respectively.

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

     Since October 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of September 30, 1997, 8.5 million shares had been purchased and retired at a cost of $380 million since October 1993, of which 731,100 were purchased and retired at a cost of $48 million during the first nine months of 1997. Dividends from World Savings are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     World paid a $135 million, a $140 million and a $100 million dividend to Golden West in March, June and September 1997, respectively. Golden West purchased from World, and subsequently contributed as capital to WFSB, $30 million in loans during the first quarter of 1997, $18 million in loans during the second quarter, and $17 million in loans during the third quarter of 1997. In addition, Golden West contributed $30 million in the first quarter of 1997, $47 million in the second quarter of 1997, and $82 million in the third quarter of 1997 in capital to WFSB.

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

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as World and WFSB, to meet certain minimum capital requirements. Both World's and WFSB's regulatory capital ratios continue to exceed regulatory requirements for well-capitalized institutions, the highest regulatory standard. The following table shows World's regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 1997 and 1996.

                                    TABLE 10

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1997                                 September 30, 1996
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $ 1,077,399     6.34%     $   254,738      1.50%    $ 1,541,519     6.47%      $ 357,644     1.50%
   Core         1,077,399     6.34          509,477      3.00       1,541,519     6.47         715,288     3.00
   Risk-based   1,390,093    13.83          804,375      8.00       1,866,220    14.19       1,052,051     8.00



     The following table shows WFSB's current regulatory capital ratios and compares them to the current OTS minimum requirements at September 30, 1997 and 1996.

                                    TABLE 11

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1997                               September 30, 1996
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $1,487,088    6.83%      $  326,468     1.50%       $876,490     6.83%      $ 192,563      1.50%
   Core        1,487,088    6.83          652,936     3.00         876,490     6.83         385,125      3.00
   Risk-based  1,562,867   13.30          940,300     8.00         901,307    12.68         568,592      8.00


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

     The  table  below  shows  that  World's   regulatory  capital  exceeds  the
requirements of the well capitalized classification at September 30, 1997.

                                    TABLE 12

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL CAPITALIZED
                                          -----------------------          --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    --------          -----------    -----------
        Leverage                          $1,077,399        6.34%          $   849,128         5.00%
        Tier 1 risk-based                  1,077,399       10.72               603,282         6.00
        Total risk-based                   1,390,093       13.83             1,005,469        10.00


     The  table  below  shows  that  WFSB's   regulatory   capital  exceeds  the
requirements of the well capitalized classification at September 30, 1997.

                                    TABLE 13

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL CAPITALIZED
                                          -----------------------          --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    --------          -----------    -----------
        Leverage                          $1,487,088        6.83%         $ 1,088,227        5.00%
        Tier 1 risk-based                  1,487,088       12.65              705,225        6.00
        Total risk-based                   1,562,867       13.30            1,175,375       10.00


     RESULTS OF OPERATIONS

     NET EARNINGS

     Net earnings for the nine months ended September 30, 1997 were $261 million or $4.57 per share compared to $89 million or $1.52 per share for the nine months ended September 30, 1996. Net earnings for the nine months ended September 30, 1996 were significantly influenced by three nonrecurring items: the federally mandated recapitalization of the Savings Association Insurance Fund (SAIF) which resulted in a one-time charge of $133 million, or $1.34 per share on an after-tax basis at the end of the third quarter (see Deposit Insurance Section on page 33); the recognition during the third quarter of $139 million, or $2.40 per share of tax benefits arising from a prior year acquisition; and the adoption, as of January 1, 1996, of SFAS 72 which resulted in the write-off of $205 million, or $3.49 per share, of goodwill (see Accounting Change section on page 7). Without the effect of the three nonrecurring items, Golden West's earnings for the first nine months of 1996 would have been $232 million or $3.99 per share. Net earnings from operations increased in 1997 as a result of increased net interest income and a lower provision for loan losses. In addition, the 1996 general and administrative expenses included the one-time SAIF assessment discussed above.

     SFAS 128 - EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" (SFAS 128). SFAS 128 replaces Primary and Fully-Diluted Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS will be calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. There will be no adjustment to the number of outstanding shares for stock options or other dilutive items as is currently done in the calculation of Primary EPS. Diluted EPS will take into account the effect of dilutive instruments, such as stock options, but will use the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, the current, Fully-Diluted EPS uses the period-ending share price, if it exceeds the average price, in the calculation to determine the number of incremental shares that are to be added. If SFAS 128 had been applied for the quarter and the nine months ended September 30, 1997, the Basic EPS reported would have been $1.59 and $4.57, respectively, and the Diluted EPS would have been $1.56 and $4.50, respectively. For the quarter and nine months ended September 30, 1996, before the cumulative effect of the change in accounting for goodwill, Basic EPS would have been $2.36 and $5.05, respectively, and Diluted EPS would have been $2.32 and $4.97, respectively.

     SPREADS

     An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1997 and 1996, and December 31, 1996.



                                    TABLE 14

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                            September 30
                                                     ---------------------------
                                                                                           December 31
                                                       1997            1996                   1996
                                                     ---------      -----------           -------------
        Yield on loan portfolio                          7.47%         7.42%                   7.43%
        Yield on MBS                                     7.15          7.18                    7.13
        Yield on investments                             6.61          6.06                    6.88
                                                    ----------      --------              ----------
        Yield on earning assets                          7.42          7.32                    7.37
                                                    ----------      --------              ----------
        Cost of deposits                                 5.08          4.95                    4.98
        Cost of borrowings                               5.98          5.85                    5.80
                                                    ----------      --------              ----------
        Cost of funds                                    5.37          5.28                    5.28
                                                    ----------      --------              ----------
        Primary spread                                   2.05%         2.04%                   2.09%
                                                    ==========      ========              ==========

     The Company's primary spread is, to some degree, influenced on changes in interest rates because the Company's liabilities tend to respond somewhat more rapidly to rate movements than its assets, which are primarily adjustable rate mortgages. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). In general, the repricing of COFI ARM portfolios tends to lag liability interest rate changes because the COFI tends to trail changes in liability costs due to the existence of a two-month reporting lag and because of certain loan features which restrain monthly adjustments. In addition, because COFI is based on a portfolio of accounts, not all of which mature or reprice immediately, COFI does not initially reflect a change in market interest rates. Yields on short term and long-term interest rates fluctuated both modestly upward and downward in 1997. The effects of this interest rate environment led to a nine basis point increase in the Company's cost of funds for the first nine months of 1997. The yield on earning assets increased five basis points during the first nine months of 1997. The yield on earning assets did not respond as much to the changing interest rate environment mainly due to the lags in the COFI index. These changes resulted in a four basis point decrease in the Company's spread since yearend 1996.

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1997 and 1996, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.


                                    TABLE 15
                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30               September 30
                                                             ----------------------     ----------------------
                                                               1997         1996          1997         1996
                                                             ---------     --------     ---------    ---------
Interest on loans                                                82.6%        83.4%         82.1%        83.1%
Interest on mortgage-backed securities                            9.6          9.0          10.2          9.2
Interest and dividends on investments                             5.0          4.9           4.9          4.9
                                                             ---------     --------     ---------    ---------
                                                                 97.2         97.3          97.2         97.2
Less:
  Interest on deposits                                           42.6         39.8          41.5         40.0
  Interest on advances and other borrowings                      24.5         26.7          25.0         25.7
                                                             ---------     --------     ---------    ---------
                                                                 67.1         66.5          66.5         65.7

Net interest income                                              30.1         30.8          30.7         31.5
  Provision for loan losses                                       1.4          3.5           2.0          3.0
                                                             ---------     --------     ---------    ---------
Net interest income after provision for loan losses              28.7         27.3          28.7         28.5

Add:
  Fees                                                            1.6          1.4           1.6          1.4
  Gain on the sale of securities,  MBS, and loans                 0.3          0.3           0.3          0.5
  Other non-interest income                                       0.9          1.0           0.9          0.9
                                                             ---------     --------     ---------    ---------
                                                                  2.8          2.7           2.8          2.8
Less:
  General and administrative expenses                            11.3         31.8  (a)     11.3         18.9 (a)
  Taxes on income                                                 8.0        (22.2) (b)      8.0         (2.5)(b)
                                                             ---------     --------     ---------    ---------
Earnings before cumulative effect of change in
  accounting for goodwill                                        12.2         20.4          12.2         14.9
Cumulative effect of change in accounting for goodwill            0.0          0.0           0.0        (10.4)
                                                             ---------     --------     ---------    ---------
Net earnings                                                     12.2%        20.4%         12.2%         4.5%
                                                             =========     ========     =========    =========



(a) Without the effect of the one-time SAIF assessment (see Deposit Insurance section on page 33), general and administrative expenses as a percentage of total revenues would have been 11.8% and 12.2% for the three and nine months ended September 30, 1996, respectively.

(b) Without the effect of the one-time SAIF assessment and the special tax credit (see Taxes on Income section on page 34), taxes on income as a percentage of total revenues would have been 7.0% and 7.4% for the three and nine months ended September 30, 1996, respectively.

     INTEREST RATE SWAPS

     The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap activity decreased net interest income by $1.5 million and $3 million for the three and nine months ended September 30, 1997, as compared to a decrease of $2 million and $9 million for the same periods in 1996.



                                    TABLE 16

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                                     Nine Months Ended
                                                     September 30, 1997
                                       --------------------------------------------
                                         Receive           Pay           Forward
                                          Fixed           Fixed         Starting
                                          Swaps           Swaps           Swaps
                                       -------------   ------------    ------------
Balance at December 31, 1996           $      2,581    $      1,340    $         10
Additions                                        90             -0-             -0-
Maturities                                     (926)           (202)            -0-
Forward starting becoming effective              10             -0-             (10)
                                        ------------    ------------    ------------
Balance at September 30, 1997          $      1,755     $     1,138     $        -0-
                                        ============    ============    ============

     The following table summarizes the unrealized gains and losses for interest rate swaps at September 30, 1997 and 1996.


                                    TABLE 17

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                      September 30, 1997                         September 30, 1996
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate swaps         $   13,625    $  (34,030)   $   (20,405)    $  25,763    $  (42,980)    $  (17,217)
                            ============  ============ =============   ============ ============= =============


     The range of floating interest rates received on swap contracts in the first nine months of 1997 was 5.47% to 6.08%, and the range of floating interest rates paid on swap contracts was 4.76% to 6.00%. The range of fixed interest rates received on swap contracts in the first nine months of 1997 was 4.62% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

     INTEREST ON LOANS

     In the third quarter of 1997, interest on loans was higher than in the comparable 1996 period by $56 million or 10.1%. The increase in the third quarter of 1997 was due to a $2.6 billion increase in the average portfolio balance and a ten basis point increase in the average portfolio yield. For the first nine months of 1997, interest on loans was higher than the comparable 1996 period by $121 million or 7.4%. The increase was due to a $2.4 billion increase in the average portfolio balance which was partially offset by a six basis point decrease in the average portfolio yield.

     INTEREST ON MORTGAGE-BACKED SECURITIES

     In the third quarter of 1997, interest on mortgage-backed securities was higher than in the comparable 1996 period by $11 million or 17.9%. The 1997 increase was due primarily to a $623 million increase in the average portfolio balance which was partially offset by a five basis point decrease in the average portfolio yield. For the first nine months of 1997, interest on mortgage-backed securities was higher than in the comparable 1996 period by $36 million or 20.1% due to a $770 million increase in the average portfolio balance which was partially offset by an 18 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio and the lower average portfolio yield were primarily the result of the securitization of adjustable-rate loans with full credit recourse that began in 1995, as discussed on page 12.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 1997, interest and dividends on investments were higher than in the comparable 1996 period by $5 million or 15.3%. The increase was primarily due to a $177 million increase in the average portfolio balance and a 22 basis point increase in the average portfolio yield. For the first nine months of 1997, interest and dividends on investments were $9 million or 9.5% higher than for the same period in 1996. The increase was primarily due to a $92 million increase in the average portfolio balance and a 25 basis point increase in the average portfolio yield.

     INTEREST ON DEPOSITS

     In the third quarter of 1997, interest on deposits increased by $50 million or 19.1% from the comparable period in 1996. In the first nine months of 1997, interest on deposits increased by $102 million or 12.9% from the comparable period in 1996. The third quarter increase was due to a $3.2 billion increase in the average balance of deposits and an 18 basis point increase in the average cost of deposits. The nine month increase was primarily due to a $2.5 billion increase in the average balance of deposits and a seven basis point increase in the average cost of deposits.

     INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the third quarter and first nine months of 1997, interest on advances and other borrowings increased by $4 million or 2.2% and $29 million or 5.7%, respectively, from the comparable periods of 1996. The third quarter increase was primarily due to a $139 million increase in the average balance and a six basis point increase in the average cost of these borrowings. The nine month increase was primarily due to a $817 million increase in the average balance which was partially offset by a six basis point decrease in the average cost of these borrowings.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $10 million and $44 million, respectively, for the three and nine months ended September 30, 1997, compared to $23 million and $59 million for the same periods in 1996. The lower provision in 1997 reflects the decrease in nonperforming assets, a decrease in net chargeoffs in the third quarter of 1997 as compared to the third quarter of 1996, and the improving California economy.

     GENERAL AND ADMINISTRATIVE EXPENSES

     For the third quarter and first nine months of 1997, general and administrative expenses (G&A) were $83 million and $241 million, respectively, compared to $211 million and $373 million for the comparable periods in 1996. The 1996 G&A amounts include the one-time 1996 third quarter Savings Association Insurance Fund (SAIF) assessment of $133 million (See Deposit Insurance section below). Thus, the primary reason for the decrease in 1997 was the aforementioned 1996 SAIF assessment as well as the benefit received from reduced deposit insurance premiums paid by the Association in 1997. Excluding the effect of the lower deposit insurance premiums, total G&A increased due to the expansion of savings branches, higher loan volume, and the installation of enhancements to data processing systems. In addition, advertising expense was higher during the third quarter and first nine months of 1997 due to the promotion of the new money market account and the high-yield checking account as discussed on page
22. Without the effect of the one-time SAIF assessment, G&A as a percentage of average assets on an annualized basis was .85% and .83%, respectively, for the third quarter and first nine months of 1997 compared to .87% and .90% for the same periods in 1996. Including the effect of the one-time SAIF assessment, G&A as a percentage of average assets on an annualized basis was 2.34% and 1.40% for the third quarter and first nine months of 1996, respectively.

     DEPOSIT INSURANCE

     During 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of insured deposits, but lowered the premiums paid by SAIF-insured institutions, starting in the fourth quarter of 1996. As a result of this legislation, Golden West's subsidiary, World Savings and Loan Association, incurred a one-time charge of $133 million at the end of the third quarter of 1996. Beginning on January 1, 1997, the premium paid by the Association to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.65 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, was increased from $0.00 per $1,000 in savings balances to $.13 per $1,000.

     TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     During the third quarter of 1996, the Company recognized $139 million of tax benefits associated with the Company's acquisition of Beach Federal Savings and Loan Association (Beach). Specifically, in December 1988, Golden West entered into a government approved transaction with Beach to provide management services to that institution. As part of the agreement, Golden West obtained an option to take title to the stock of Beach and subsequently exercised this right in July 1991. When Golden West took title to the stock, the Company disclosed that tax benefits were anticipated from operating losses which had been accumulated at Beach's predecessor institution up to the time of the 1988 agreement, although the availability and the amount of these benefits were uncertain. The availability of the $139 million of tax benefits was confirmed in the third quarter of 1996.

     Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill were 39.7% for the third quarter and first nine months of 1997. Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill excluding the one time SAIF assessment and the aforementioned $139 million tax benefit, were 38.4% and 38.5% for the third quarter and nine months ended September 30, 1996, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     World's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities, and the issuance of medium-term notes. In addition, World has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, sales of negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of World's liquidity positions at September 30, 1997, and 1996, and December 31, 1996, see the Cash and Investments section on page 12.

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit, borrowings from the FHLB; issuance of medium-term notes; investments and borrowings from its affiliates; and debt collateralized by mortgages, MBS, or securities. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at September 30, 1997, and 1996, and December 31, 1996, see the Cash and Investments section on page 12.

     The principal sources of funds for Golden West (the Parent) are dividends from World, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends World and WFSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities (of which $200 million matures in 1998), capital contributions to its insured subsidiaries (including $224 million for the nine months ended September 30, 1997 and $500 million for the year ended December 31, 1996 to WFSB), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 24), and general and administrative expenses. At September 30, 1997 and 1996, and December 31, 1996, Golden West's total cash and investments amounted to $891 million (including a $600 million long-term loan to WFSB), $910 million (including a $600 million short-term loan to World and a $1.5 million short-term loan to World Savings Bank, a State Savings Bank), and $913 million (including a $600 million long-term loan to WFSB), respectively.

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

                                  GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 13, 1997          /s/ J. L. Helvey
                                  ---------------------------------------------
                                       J. L. Helvey
                                       Executive Vice President
                                      (duly authorized and principal financial
                                       officer)


                                   EXHIBIT 11

                        Golden West Financial Corporation
                 Statement of Computation of Earnings Per Share
                 (Dollars in thousands except per share figures)


                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30
                                                 -----------------------------   ------------------------------
                                                     1997            1996            1997            1996
                                                 -------------   -------------   -------------   -------------
  Earnings Before Cumulative Effect of
     Change in Accounting for Goodwill           $     90,007    $    135,785    $    260,658    $    293,963
  Cumulative Effect of Change in
     Accounting for Goodwill                              -0-             -0-             -0-        (205,242)
                                                 -------------   -------------   -------------   -------------
  Net Earnings                                   $     90,007    $    135,785    $    260,658    $     88,721
                                                 =============   =============   =============   =============

  Average Number of Common
     Shares Outstanding                            56,740,342      57,584,306      56,980,399      58,216,474
                                                 =============   =============   =============   =============

  Earnings Per Share Before Cumulative Effect
      of Change in Accounting for Goodwill        $      1.58            2.32            4.57            5.01
  Cumulative Effect of Change in Accounting
      for Goodwill                                       0.00            0.00            0.00           (3.49)
                                                 -------------   -------------   -------------   -------------
  Earnings Per Common Share                       $      1.58    $       2.32    $       4.57    $       1.52
                                                 =============   =============   =============   =============