Form 10-K405
period 1997-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1998-03-30
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1997
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                             95-2080059
-----------------------------------------------        -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

  1901 Harrison Street, Oakland, California                  94612
-----------------------------------------------       --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (510) 446-3420
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 1998, was $5,100,106,820. The number of shares outstanding of the Registrant's common stock on February 28, 1998, was 57,144,054 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                 Applicable Part of Form 10-K
Proxy Statement Dated March 16, 1998,                        Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

                                     PART I

ITEM 1.  BUSINESS

REGISTRANT

     Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly-owned savings bank subsidiaries, World Savings Bank, FSB (WFSB), and World Savings Bank, SSB, (WSSB) and a savings and loan business through its wholly-owned subsidiary, World Savings and Loan Association, a Federal Savings and Loan Association (WSL). WFSB, WSL and WSSB are referred to collectively as the "Insured Institutions" or "Insured Subsidiaries." Golden West also has two other subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-end registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s fourteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

     During 1995, Golden West acquired Watchung Hills Bank for Savings of New Jersey and renamed it World Savings Bank, FSB. WFSB is a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation
(FDIC) Bank Insurance Fund (BIF) and its home office is in Oakland, California. As of December 31, 1997 and 1996, WFSB had assets of $24.6 billion and $16.9 billion, respectively. For the years ended December 31, 1997 and 1996, WFSB had net income of $185 million and $69 million, respectively, and incurred a net loss of $3 million for the year ended December 31, 1995.

     WSL, whose deposits are insured by the FDIC Savings Association Insurance Fund (SAIF), was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. WSL became a federally chartered savings and loan association in September 1981. For the years ended December 31, 1997, 1996 and 1995, WSL's net income were $161 million, $108 million and $272 million, respectively. WSL's assets totaled $15.4 billion and $21.0 billion at yearends 1997 and 1996, respectively.

     WSSB had assets of $123 million and $86 million for the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1997, 1996 and 1995, WSSB had net income of $901 thousand, $511 thousand and $241 thousand, respectively.

     Golden West is operating its insured subsidiaries in a manner that enhances customer service. In this regard, all of WFSB's and WSL's products are made available in the Company's savings branches. In addition, customers of each of Golden West's insured subsidiaries can transact most business on their accounts at any of the Company's branch offices. Each insured subsidiary reimburses the other for services provided in these arrangements. Interest rates set on deposit accounts offered by the Company's Insured Subsidiaries are based on market conditions, cost and funding needs.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WFSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WFSB's savings accounts are insured by the FDIC BIF, up to the maximum amounts provided by law. WSL is a member of the FHLB system and owns stock in the FHLB of San Francisco. WSL's savings accounts are insured by the FDIC SAIF, also up to the maximum amounts provided by law. The Company, WFSB, and WSL are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, and capital requirements. WFSB and WSL are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

     As of December 31, 1997, the Company operated 123 savings branch offices in California, 47 in Colorado, 27 in Florida, 19 in Texas, 13 in Arizona, 11 in New Jersey, and ten in Kansas. The Company also operates 227 loan origination offices of which 189 are located in the states listed above. The remaining 38 loan origination offices are located in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin. Of the 227 loan offices, 18 are fully-staffed offices that are located in the same premises as savings branch offices and 91 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     On January 20, 1995, the Company acquired Watchung Hills Bank for Savings of New Jersey with $48 million in deposits and three branches in New Jersey and renamed it World Savings Bank, FSB. That same month, the Company sold seven Colorado branches with $153 million in deposits to First Security Bank of Fort Lupton.

     The foregoing acquisition and divestiture are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Insured Subsidiaries, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS) -- securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Insured Subsidiaries' operations are also provided through earnings, loan repayments, borrowings from the Federal Home Loan Bank, debt collateralized by mortgages, MBS, or other securities, and the issuance of medium-term notes. In addition, the Insured Subsidiaries had a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, sales of loans, issuance of negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, WFSB and WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from its Insured Subsidiaries, the proceeds from the issuance of debt and equity securities, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its Insured Subsidiaries, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

DEPOSIT ACTIVITIES

     Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. In addition, beginning in January 1997, the Company began a program to use broker/dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to as wholesale CDs.

     Retail deposits increased $1.5 billion during 1997, including interest credited of $960 million, compared to an increase of $1.3 billion during 1996, including interest credited of $869 million, and an increase of $1.6 billion, including interest credited of $847 million and including $153 million from a divestiture and $48 million from an acquisition during 1995. Total deposits increased during 1997, 1996 and 1995 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. In addition, during 1997, the Company actively promoted money market deposit accounts and a new high-yield checking account. The increase in deposits in 1997, 1996 and 1995 reflected primarily growth in deposits at WFSB.

     The Company's deposit balance at December 31, 1997, includes $525 million of wholesale CDs.

     The mix of deposits changed during 1997 and 1996 as compared to 1995. During 1997, the Company actively promoted money market deposit accounts which accounted for part of the change in mix in 1997. In addition, the change was also due in part to a new program begun in the fourth quarter of 1996. Specifically, the 1997 and 1996 reported balances of interest-bearing checking accounts decreased as compared to 1995 and the 1997 and 1996 reported balances of money market accounts increased compared to balances reported in 1995 as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank.

     The table on the following page summarizes the Company's deposits by original term to maturity at December 31.


                                     TABLE 1

                                    Deposits
                          by Original Term to Maturity
                             (Dollars in thousands)

                                       1997           1996           1995           1994           1993
                                     -----------    ------------   ------------   ------------   ------------
    Interest-bearing  checking  . . $   85,343     $   318,422    $   750,160     $  730,290     $  736,767
    Passbook.  .  . . . . . . . . .    528,727         550,075        567,890        638,905        611,606
    Money market deposit  accounts.  4,160,734       1,565,682      1,291,501      1,818,426      2,378,087
    Term certificate accounts with
        original maturities of:
        4  weeks  to 1 year . . . .  8,996,965      10,144,102      9,358,705      5,159,037      4,334,208
        1 to 2  years.  . . . . . .  5,750,387       5,012,735      3,599,540      5,636,301      4,614,059
        2 to 3  years.  . . . . . .  1,478,756       1,587,068      2,128,392      1,997,826      1,448,779
        3 to 4  years.  . . . . . .    431,400         565,997        651,787        817,631      1,149,108
        4  years  and  over . . . .  1,440,434       1,993,983      2,065,785      2,098,984      2,021,350
    Retail  jumbo  CDs  . . . . . .    711,010         360,441        430,647        312,413        109,250
    Wholesale  CDs  . . . . . . . .    525,305             -0-            -0-            -0-            -0-
    All  other  . . . . . . . . . .        656           1,429          3,503          9,576         19,270
                                     ----------    ------------   ------------   ------------   ------------
    Total  deposits . . . . . . . . $24,109,717    $22,099,934    $20,847,910    $19,219,389    $17,422,484
                                    ===========    ============   ============   ============   ============

     The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in thousands)

                                                       1997              1996
                                                   --------------    --------------
         0.00 %    --    4.00 %  . . . . . . . .    $  3,109,497      $  2,779,651
         4.01 %    --    6.00 %  . . . . . . . .      19,813,017        17,133,132
         6.01 %    --    8.00 %  . . . . . . . .       1,170,164         2,168,111
         8.01 %    --   10.00 %  . . . . . . . .           2,395             4,224
        10.01 %    --   12.00 %  . . . . . . . .          14,644            14,716
        12.01 %    --   14.00 %  . . . . . . . .             -0-               100
                                                   --------------    --------------
                                                     $24,109,717       $22,099,934
                                                   ==============    ==============



     The table below shows the maturities of deposits at December 31, 1997 by interest rate.

                                     TABLE 3

                               Deposit Maturities
                                by Interest Rate
                             (Dollars in thousands)

                                                                                         2002 and
                              1998(a)          1999           2000          2001        thereafter         Total
                           --------------   ------------  -------------  ------------   ------------   --------------
 0.00 %    --   4.00 %       $ 3,092,792     $   16,692    $        13   $       -0-    $        -0-     $ 3,109,497
 4.01 %    --   6.00 %        17,900,282      1,465,233        254,334        91,099        102,069       19,813,017
 6.01 %    --   8.00 %           344,554        664,994         90,559        38,604         31,453        1,170,164
 8.01 %    --  10.00 %             1,754            641            -0-           -0-            -0-            2,395
10.01 %    --  12.00 %             5,202             84             84            84          9,190           14,644
                           --------------   ------------  -------------  ------------  -------------   --------------
                             $21,344,584     $2,147,644    $   344,990   $   129,787    $   142,712      $24,109,717
                           ==============   ============  =============  ============  =============   ==============

     (a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As  of   December 31, 1997   the  aggregate  amount   outstanding  of  time
certificates of deposit in amounts of $100,000 or more was $3.0 billion, of which, $711 million were retail jumbo CDs and $525 million were wholesale CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1997.

                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in thousands)
3 months or less                                $  1,323,805
Over 3 months through 6 months                       534,715
Over 6 months through 12 months                      809,389
Over 12 months                                       368,603
                                               --------------
                                                $  3,036,512
                                               ==============

     During 1996 and years prior, the Company did not use brokers to acquire certificates of deposit. Beginning in January 1997, the Company began a program to use broker/dealers to acquire certificates of deposit.

     More information regarding deposits is included in Note J to the Financial Statements included in Item 14.

BORROWINGS

     The Company generally may borrow from the FHLB of San Francisco upon the security of a) the capital stock of the FHLB owned by the Company, b) certain of its residential mortgage loans or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as negotiated with the FHLB. At December 31, 1997, the Company had $8.5 billion in FHLB advances outstanding, compared to $8.8 billion at yearend 1996. The Company has given notice to the FHLB that they are going to prepay $2.9 billion in FHLB advances during 1998 and as a result will incur a prepayment penalty of $13 million.

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

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers, banks, and the FHLB of San Francisco amounted to $2.3 billion at December 31, 1997, compared to $1.9 billion at yearend 1996. The $2.3 billion balance at December 31, 1997 includes $250 million in FHLB of San Francisco MBS Reverse Repos which all mature in 1998.

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127), which delayed the effective date for portions of SFAS 125 until January 1, 1998. The impact of SFAS 127 on the Company's financial condition and results of operations is not material.

     At December 31, 1997, Golden West, at the parent level, had principal amounts outstanding of $1.0 billion of subordinated debt, of which $200 million matures in 1998. As of December 31, 1997, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     At December 31, 1997, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes, all of which was available for issuance at year end 1997.

     WSL also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes, and at yearend 1997, the full amount was available for issuance. As of December 31, 1997, WSL had outstanding a total of $100 million of subordinated notes issued and outstanding which were rated A2 and A from Moody's and S&P, respectively. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

     WSL currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance as of December 31, 1997. WSL had medium-term notes outstanding under prior registrations with principal amounts of $110 million at December 31, 1997, compared to $590 million at yearend 1996. WSL paid off the remaining balance of medium-term notes early in 1998. As of December 31, 1997, WSL's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1997, WFSB's medium-term notes were rated A1 and A+ from Moody's and S&P, respectively.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                     TABLE 5

                            Composition of Borrowings
                             (Dollars in thousands)

                                       1997            1996             1995             1994            1993
                                   -------------   -------------    -------------    -------------   --------------
FHLB advances. . . . . . . . .     $  8,516,605    $  8,798,433     $  6,447,201     $  6,488,418    $   6,281,691
Reverse repurchase agreements.        2,334,048       1,614,763        1,752,171          316,865          205,821
Dollar reverse repurchase
    agreements. . . . . . . .               -0-         293,363           65,772          284,956          237,053
Medium-term notes . . . . . .           109,992         589,845        1,597,507        1,164,079          676,540
Federal funds purchased . . .               -0-             -0-              -0-          250,000              -0-
Subordinated debt. . . . . . .        1,110,488       1,323,996        1,322,392        1,221,559        1,220,061
                                   -------------   -------------    -------------    -------------   --------------
    Total borrowings. . . . .      $ 12,071,133    $ 12,620,400     $ 11,185,043     $  9,725,877    $   8,621,166
                                   =============   =============    =============    =============   ==============
Weighed average interest rate
    of total borrowings . . .             5.99%           5.80%            6.15%            5.85%            4.69%
                                   =============   =============    =============    =============   ==============

     More information concerning the borrowings of the Company is included in Notes K, L, M, and N to the Financial Statements which are included in Item 14.

LENDING ACTIVITIES

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the power to originate loans in any part of the United States. The Company is currently originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, New Jersey, North Carolina, Oregon, Pennsylvania, South Dakota, Texas, Utah, Virginia, Washington, and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1997, and 1996.

     The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1997, and 1996.

                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 1997
                             (Dollars in thousands)

                              Residential                       Commercial                            Loans
                              Real Estate                          Real               Total         as a % of
                      ----------------------------
      State               1 - 4            5+         Land        Estate            Loans (a)       Portfolio
-------------------   --------------   -----------   --------   ------------      --------------   ------------
California            $  20,722,679    $3,448,720    $   234    $    48,800       $  24,220,433    $  66.27
Texas                     1,390,668        93,860        559          1,464           1,486,551        4.06
Illinois                  1,224,009       170,971        -0-          1,623           1,396,603        3.82
Florida                   1,344,412        20,051          9            835           1,365,307        3.73
Colorado                  1,098,665       230,203        -0-          7,039           1,335,907        3.65
New Jersey                1,241,358           401        -0-          5,356           1,247,115        3.41
Washington                  530,281       408,258        -0-            721             939,260        2.57
Arizona                     765,941        37,323        -0-            550             803,814        2.20
Pennsylvania                617,348         4,217        -0-          3,184             624,749        1.71
Virginia                    535,615         8,505        -0-          1,325             545,445        1.49
Connecticut                 491,275           -0-        -0-             19             491,294        1.34
Maryland                    369,326         2,158        -0-            493             371,977        1.02
Oregon                      256,178        12,803        -0-            245             269,226        0.74
Minnesota                   202,274         8,122        -0-            -0-             210,396        0.58
Utah                        200,516            54        -0-          1,575             202,145        0.55
Nevada                      188,756         1,006        -0-            -0-             189,762        0.52
Kansas                      166,476         4,769        -0-            172             171,417        0.47
Wisconsin                   153,005         3,853        -0-            -0-             156,858        0.43
Massachusetts               126,343           -0-        -0-             20             126,363        0.35
Missouri                     84,247         5,833        -0-            -0-              90,080        0.25
Washington DC                52,178           -0-        -0-            -0-              52,178        0.14
New Mexico                   49,341           -0-        -0-            -0-              49,341        0.14
New York                     43,499           -0-        -0-            -0-              43,499        0.12
Delaware                     32,950           -0-        -0-            -0-              32,950        0.09
Georgia                      30,633           -0-        -0-          1,411              32,044        0.09
Idaho                        31,340           -0-        -0-            -0-              31,340        0.09
Ohio                         11,768         1,748        175          3,337              17,028        0.05
North Carolina               12,420           -0-        -0-            452              12,872        0.04
South Dakota                 10,397           -0-        -0-            -0-              10,397        0.03
Other                        15,109             1        -0-          4,010              19,120        0.05
                      --------------   -----------   --------   ------------      --------------  ----------
  Totals              $  31,999,007    $4,462,856    $   977    $    82,631       $  36,545,471      100.00%
                      ==============   ===========   ========   ============                      ==========
SFAS 91 deferred loan fees                                                              (37,632)
Loan discount on purchased loans                                                         (3,838)
Undisbursed loan funds                                                                   (3,306)
Allowance for loan losses                                                              (233,280)
Loans to facilitate (LTF) interest reserve                                                 (589)
Troubled debt restructured (TDR)interest reserve                                         (3,894)
Loans on deposits                                                                        28,167
                                                                                  --------------
  Total loan portfolio and loans securitized with FNMA with recourse                 36,291,099
Loans securitized with FNMA with recourse                                            (3,030,390)(b)
                                                                                  --------------
  Total loan portfolio                                                             $ 33,260,709
                                                                                  ==============

(a)  The Company has no commercial  loans.
(b) The above schedule includes the December 31, 1997 balances of adjustable rate loans that were securitized with full credit recourse into Federal National Mortgage Association (FNMA)mortgage-backed securities.


                                     TABLE 7

                             Loan Portfolio by State
                                December 31, 1996
                             (Dollars in thousands)

                              Residential                       Commercial                            Loans
                              Real Estate                          Real               Total         as a % of
                      ----------------------------
      State               1 - 4            5+         Land        Estate            Loans (a)       Portfolio
-------------------   --------------   -----------   --------   ------------      --------------   ------------
California            $  19,852,265    $3,379,929    $   253    $    56,344       $  23,288,791       69.28%
Illinois                  1,047,867       186,720        -0-          1,799           1,236,386        3.68
Texas                     1,122,383       111,652        575          1,576           1,236,186        3.68
Colorado                    969,197       242,594        -0-          7,149           1,218,940        3.63
New Jersey                1,051,639           408        -0-          6,653           1,058,700        3.15
Florida                   1,015,879        20,583        116            951           1,037,529        3.09
Washington                  414,052       356,721        -0-            757             771,530        2.30
Arizona                     618,116        50,949        -0-            585             669,650        1.99
Virginia                    491,967         8,600        -0-          1,465             502,032        1.49
Pennsylvania                481,823         4,263        -0-          3,661             489,747        1.46
Connecticut                 407,189           -0-        -0-             23             407,212        1.21
Maryland                    327,128         2,198        -0-            548             329,874        0.98
Oregon                      213,484        11,117        -0-          2,735             227,336        0.68
Nevada                      181,105         1,121        -0-            -0-             182,226        0.54
Utah                        150,048            60        -0-          1,790             151,898        0.45
Kansas                      144,576         4,926        -0-            193             149,695        0.45
Minnesota                   136,221         8,385        -0-            -0-             144,606        0.43
Wisconsin                    97,589         3,905        -0-            -0-             101,494        0.30
Missouri                     70,411         6,557        -0-            -0-              76,968        0.23
Massachusetts                68,660           -0-        -0-             20              68,680        0.20
New York                     48,519           -0-        -0-            -0-              48,519        0.14
Washington DC                42,466           -0-        -0-            -0-              42,466        0.13
Georgia                      35,703           -0-        -0-          1,786              37,489        0.11
New Mexico                   34,390           -0-        -0-            -0-              34,390        0.10
Idaho                        25,727           -0-        -0-            -0-              25,727        0.08
Ohio                         17,385         2,267        203          4,360              24,215        0.07
Delaware                     22,683           -0-        -0-            -0-              22,683        0.07
North Carolina                7,812           228        -0-            500               8,540        0.03
South Dakota                  6,309           -0-        -0-            -0-               6,309        0.02
Other                        12,011            11        -0-          4,629              16,651        0.03
                      --------------   -----------   --------   ------------      --------------   ---------
  Totals              $  29,114,604    $4,403,194    $ 1,147    $    97,524          33,616,469      100.00%
                      ==============   ===========   ========   ============                       =========
SFAS 91 deferred loan fees                                                              (58,431)
Loan discount on purchased loans                                                         (4,331)
Undisbursed loan funds                                                                   (3,920)
Allowance for loan losses                                                              (195,702)
Loans to facilitate (LTF) interest reserve                                                 (536)
Troubled debt restructured (TDR) interest reserve                                        (6,640)
Loans on deposits                                                                        31,936
  Total loan portfolio and loans securitized with FNMA with recourse                 33,378,845
Loans securitized with FNMA with recourse                                            (3,265,424)(b)
                                                                                  --------------
  Total loan portfolio                                                            $  30,113,421
                                                                                  ==============

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

                                     TABLE 8

                       Loan Portfolio by Type of Security
                             (Dollars in thousands)

                                      1997            1996           1995           1994           1993
                                  ------------    ------------   ------------   -------------  -------------
Loans collateralized primarily
   by first deeds of trust:
   One-to four-family units .    $ 28,978,476     $25,862,898    $24,071,421    $ 23,217,564   $ 20,197,613
   Over four-family units. . .      4,462,990       4,403,389      4,205,050       3,946,446      3,785,673
   Commercial real estate. . .         82,888          97,852        122,396         134,189        153,396
   Construction loans. . . . .            -0-             -0-          1,471             -0-            580
   Land. . . . . . . . . . . .            977           1,147          1,511           1,851          2,407
Loans on deposits . . . .              28,167          31,936         33,279          30,460         32,012
Less:
   Undisbursed loan funds. . .          3,306           3,920          3,568           2,781          1,882
   Unearned fees and discounts.        45,953          69,938         88,194         105,314        112,751
   Unamortized discount arising
     from acquisitions . . .           10,250          14,241         20,025          27,146         37,779
   . . . . .
  Allowance for loan losses. .        233,280         195,702        141,988         124,003        106,698
 . .
                                  ------------    ------------   ------------   -------------  -------------
                                  $33,260,709     $30,113,421    $28,181,353    $ 27,071,266   $ 23,912,571
                                  ============    ============   ============   =============  =============

     At December 31, 1997, 99% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

     The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1997.

                                     TABLE 9

                            Loans Due After One Year
                             (Dollars in thousands)


            Adjustable Rate                  $30,523,034
            Fixed Rate                         2,687,318
                                           --------------
                                             $33,210,352
                                           ==============

     The table on the following page sets forth information concerning new loans made by the Company during 1997, 1996, and 1995 by type and purpose of loan.


                                    TABLE 10

                    New Loan Originations By Type and Purpose
                             (Dollars in thousands)


                            1997                                 1996                             1995
                   ------------------------------   -----------------------------   ------------------------------
                    No.of                   % of     No.of                % of      No.of                     % of
 Type               Loans     Amount       Total    Loans      Amount      Total    Loans      Amount        Total
                   ------  -----------    -------   ------   ----------   -------   ------   -----------   --------
 Residential
  (one unit)       47,508   $ 6,847,344     91.5%   46,225   $6,268,160     89.4%   38,742    $5,274,785     88.7%
 Residential
  (2 to 4 units)    1,625       231,682      3.1     1,821      236,304      3.4     1,679       223,177      3.7
 Residential
  (5 or more units)   726       403,947      5.4       978      507,977      7.2       898       451,102      7.6

 Commercial           -0-           -0-      0.0         1          121      0.0       -0-           -0-      0.0
                   =======   ===========   ======   =======   ==========   ======   =======   ===========   ======
 Totals            49,859    $7,482,973    100.0%   49,025   $7,012,562    100.0%   41,319    $5,949,064    100.0%
                   =======   ===========   ======   =======   ==========   ======   =======   ===========   ======

                                1997                            1996                             1995
                   ------------------------------   -----------------------------   -------   -----------   ------
                   No.of                    % of     No.of                 % of     No.of                   % of
 Purpose           Loans        Amount      Total    Loans      Amount     Total    Loans       Amount      Total
 ----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
 Purchase          33,663    $ 5,018,687    67.1%   32,553    $4,607,852   65.7%    28,343    $ 4,046,605    68.0%
 Refinance         16,196      2,464,286    32.9    16,472     2,404,710   34.3     12,976      1,902,459    32.0
                   -------   -----------   ------   -------   ----------   ------  --------   -----------   ------
 Totals            49,859    $ 7,482,973   100.0%   49,025    $7,012,562  100.0%    41,319    $ 5,949,064   100.0%
                   =======   ===========   ======   =======   ==========   ======   =======   ===========   ======

Note:During 1997,  1996,  and 1995, the Company also  purchased  $2 million,  $5 million, and $31 million, respectively, of residential loans (not included above) of which $0 million, $3 million, and $26 million, respectively, were on one-unit residential properties.


     New loan originations in 1997, 1996, and 1995 amounted to $7.5 billion, $7.0 billion, and $5.9 billion, respectively. The increase in loan volume in
1997  occurred  because of a  continued  strong  housing  market,  primarily  in
California, and solid demand for ARMs, the Company's principal product. The increase in loan volume in 1996 occurred because rates on new fixed-rate mortgages generally remained around the 8% level during 1996, while the starting rates on ARMs, the Company's principal product, remained low and more affordable. Refinanced loans constituted 33% of new loan originations in 1997 compared to 34% in 1996 and 32% in 1995. The total growth in the portfolio for the year ended December 31, 1997, was $3.1 billion or 10% compared to $1.9 billion or 7% for the year ended December 31, 1996. Had there not been $3.6 billion of loans securitized into MBS during 1996 and 1995, loan portfolio growth for 1996 would have been $3.0 billion or 10%.

     The primary source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $4.0 billion in 1997 compared to $3.5 billion in 1996 and $3.1 billion in 1995. In 1997, 54% of total originations were on California residential property compared to 50% in 1996 and 53% in 1995. The five largest states, other than California, for originations for the year ended December 31, 1997 were Florida, Texas, Illinois, New Jersey, and Colorado with a combined total of 25% of total originations. The percentage of loans originated in California increased in 1997 as compared to 1996 due to the improvement in the California real estate market. Although California originations were a large portion of total 1996 originations, the California share of total originations decreased in 1996 as compared to 1995 due to increased loan volume in markets outside of California.

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

     Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 93% at yearend 1997 compared to 91% at yearend 1996 and 90% at yearend 1995. Golden West's ARM originations constituted over 95% of new mortgage loans made by the Company in 1997, compared with 90% in 1996 and 93% in 1995.

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

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 12.74%, or 5.34% above the actual weighted average rate at December 31, 1997, versus 12.90%, or 5.64% above the weighted average rate at yearend 1996.

     Approximately $5.5 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1997, $558 million ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.76% at yearend 1997 compared to 7.75% at yearend 1996. Without the floor, the average yield on these loans would have been 7.21% at December 31, 1997 and 7.10% at December 31, 1996.

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

     The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 95% of the appraised value of single-family residences. During 1997, 1996 and 1995, the great majority of all loans originated in excess of 80% of the appraised value of the property carried mortgage insurance except loans to facilitate the sale of REO. During 1997, 5% of loans originated were in excess of 80% of the appraised value of the residence compared to 6% in 1996 and 1995.

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

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association, and to institutional investors. Beginning in 1995, the Company began sales to FNMA of whole loans with recourse, for which a reserve has been provided. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

     The Company continues to sell most of its fixed-rate originations. Loans originated for sale were $217 million, $477 million, and $169 million for the years ended December 31, 1997, 1996, and 1995, respectively. The Company sold $209 million, $485 million, and $142 million of these loans during 1997, 1996, and 1995, respectively. The Company recognized pre-tax gains of $5.2 million in 1997 compared to $11.1 million in 1996 and $443 thousand in 1995. Included in the $5.2 million gain in 1997 is $4.9 million due to the capitalization of mortgage servicing rights (see page 19 for further information). The loans held for sale portfolio had a balance of $23 million at December 31, 1997, and is carried at the lower of cost or market. At December 31, 1997, the balance of loans sold with recourse was $653 million and the reserve for the recourse liability had a balance of $886 thousand.

     At December 31, 1997, the Company was engaged in servicing approximately $4.4 billion of loan participations and whole loans for others including
$3.6 billion of loans serviced for FNMA with recourse. For the year ended December 31, 1997, fees received for such servicing activities totaled $16 million, or approximately three-fifths of one percent of total revenues compared to $13 million or approximately one-half of one percent of total revenues for the year ended December 31, 1996.

     The Company also purchases, on a selective basis and only after strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1997, 1996, and 1995 amounted to $2 million, $5 million, and $31 million, respectively.

     Loan repayments consist of monthly loan amortization, loan payoffs, and loan refinances. During 1997, 1996, and 1995, repayments amounted to $3.8 billion, $3.1 billion, and $2.3 billion, respectively. The increase in repayments in 1997 as compared to 1996 was due to an increase in the portfolio balance as well as increased prepayment rates. The increase in repayments in 1996 compared to 1995 was due to higher mortgage payoffs and higher refinances within the Company's loan portfolio as well as an increase in the portfolio balance. The 1996 increase would have been even higher if the Company had not securitized $1.3 billion of loans into MBS during 1996.

     In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. In 1997 and 1996, the Company responded to increased competition from fixed-rate lenders by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The table below sets forth information relating to interest rates and loan fees charged for the years indicated.

                                    TABLE 11

        Weighted Average Interest Rates and Fees on New Loan Originations

                                                   1997        1996        1995        1994       1993
                                                 ----------   --------   ---------   ---------   --------
Weighted average interest rate on new real
   estate loans originated (a)                       7.59%      7.59%       7.56%       6.44%      6.86%

Weighted average loan fees received on new
   real estate loans originated (a)                   .18%       .25%        .25%        .29%       .59%

 (a) excludes loans purchased

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amended Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also required that financial institutions participating in the secondary mortgage market should evaluate and measure for impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. If the book value exceeds the fair value of the capitalized mortgage servicing rights, financial institutions are required to write-down the servicing rights to their fair value. The book value of Golden West's servicing rights did not exceed the fair value at December 31, 1997 or 1996 and, therefore, no adjustment was necessary. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) which superseded SFAS 122. The Accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. For the years ended December 31, 1997 and 1996, Golden West recognized gains of $5 million and $11 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance at December 31, 1997 and 1996 of the capitalized servicing rights was $11 million and $9 million, respectively.

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

ASSET QUALITY

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

     The table below sets forth the components of the Company's nonperforming assets and troubled debt restructured and the various ratios to total assets at December 31.

                                    TABLE 12

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                  1997          1996         1995         1994          1993
                                               -----------   ----------   ----------   ----------   -----------
Non-accrual loans                              $  317,550    $ 373,157    $ 314,086    $ 284,103    $  330,062
Real estate acquired through foreclosure           61,517       82,075       75,158       70,981        62,724
Real estate in judgment                                67          416          443          390         1,366
                                               -----------   ----------   ----------   ----------   -----------
Total nonperforming assets                     $  379,134    $ 455,648    $ 389,687    $ 355,474    $  394,152
                                               ===========   ==========   ==========   ==========   ===========

TDRs                                           $   43,795    $  84,082    $  45,222    $  72,827    $   37,190
                                               ===========   ==========   ==========   ==========   ===========

Ratio of nonperforming assets to total assets         .96%        1.21%        1.11%        1.12%         1.37%
                                               ===========   ==========   ==========   ==========   ===========
Ratio of TDRs to total assets                         .11%         .22%         .13%         .23%          .13%
                                               ===========   ==========   ==========   ==========   ===========
Ratio of NPAs and TDRs to total assets               1.07%        1.43%        1.24%        1.35%         1.50%
                                               ===========   ==========   ==========   ==========   ===========

     The decrease in NPAs during 1997 reflected the improving California economy. The increase in NPAs during 1996 reflected the continued weakness in the California housing market and increased bankruptcies nationwide. The level of NPAs during 1993 through 1995 remained relatively flat even though the loan portfolio continued to grow. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans greater than 90 days past due) is fully-reserved and amounted to $14 million in 1997, $20 million in 1996, and $18 million in 1995.

     The Company's troubled debt restructured was $44 million, or .11% of assets, at December 31, 1997, compared to $84 million, or .22% of assets, at yearend 1996 and $45 million, or 0.13% of assets, at yearend 1995. Interest foregone on TDRs amounted to $1.9 million in 1997 compared to $1.7 million in 1996 and $1.8 million in 1995.

     The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1997, and 1996.


                                    TABLE 13

                          Nonperforming Assets by State
                                December 31, 1997
                             (Dollars in thousands)

                           Non-Accrual Loans (a)
                   -------------------------------------                  Real Estate Owned
                         Residential                       ---------------------------------------------                NPAs as
                                             Commercial         Residential                  Commercial     Total        a % of
    State              1 - 4        5+       Real Estate      1 - 4       5+        Land     Real Estate    NPAs(b)      Loans
-----------------  -----------  -----------  -----------   ----------  ---------  --------- ------------  ----------   -----------
California         $  228,859   $    8,528   $    1,579    $  53,834   $  1,913   $    -0-   $    2,167   $ 296,880       1.23%
Texas                   8,142          -0-          -0-          994        -0-        -0-          -0-       9,136       0.61
Illinois                9,656          221          -0-          818        -0-        -0-          -0-      10,695       0.77
Florida                11,211          -0-          191          567        -0-        -0-          -0-      11,969       0.88
Colorado                1,317          -0-           16           75        -0-        -0-          -0-       1,408       0.11
New Jersey             17,299          -0-          769          530        -0-        -0-          -0-      18,598       1.49
Washington              1,930          -0-          -0-          110        -0-        -0-          -0-       2,040       0.22
Arizona                 1,412          -0-          -0-          -0-        -0-        -0-          -0-       1,412       0.18
Pennsylvania            6,412          -0-          -0-          246        -0-        -0-          -0-       6,658       1.07
Virginia                1,726          -0-          -0-          528        -0-        -0-          -0-       2,254       0.41
Connecticut             3,345          -0-          -0-          274        -0-        -0-          -0-       3,619       0.74
Maryland                1,900          -0-          -0-          106        -0-        -0-          -0-       2,006       0.54
Oregon                  1,000          -0-          -0-          -0-        -0-        -0-          -0-       1,000       0.37
Minnesota                 798          -0-          -0-          -0-        -0-        -0-          -0-         798       0.38
Utah                    1,503          -0-          -0-          -0-        -0-        -0-          -0-       1,503       0.74
Nevada                  2,129          -0-          -0-          133        -0-        -0-          -0-       2,262       1.19
Kansas                    657           40          -0-          -0-        -0-        -0-          -0-         697       0.41
Wisconsin                 807          -0-          -0-          -0-        -0-        -0-          -0-         807       0.51
Massachusetts              96          -0-           20          -0-        -0-        -0-          -0-         116       0.09
Missouri                  469           39          -0-          126        163        -0-          -0-         797       0.88
Washington DC              97          -0-          -0-          -0-        -0-        -0-          -0-          97       0.19
New Mexico                217          -0-          -0-          -0-        -0-        -0-          -0-         217       0.44
New York                2,976          -0-          -0-          183        -0-        -0-           30       3,189       7.33
Delaware                  269          -0-          -0-          -0-        -0-        -0-          -0-         269       0.82
Georgia                 1,635          -0-          -0-          181        -0-        -0-          -0-       1,816       5.67
Idaho                     235          -0-          -0-          -0-        -0-        -0-          -0-         235       0.75
Ohio                      -0-          -0-            2          -0-        -0-        -0-          -0-           2       0.01
North Carolina              5          -0-          -0-          -0-        -0-        -0-          -0-           5       0.04
South Dakota              -0-          -0-          -0-          -0-        -0-        -0-          -0-           0       0.00
Other                      43          -0-          -0-          -0-        -0-        -0-          -0-          43       0.22

                   -----------  -----------  -----------  -----------  ---------  --------- ------------ ----------   --------
  Totals           $  306,145   $    8,828   $    2,577    $  58,705   $  2,076   $      0  $     2,197     380,528       1.04
                   ===========  ===========  ===========   ==========  =========  ========= ============
REO general valuation allowance                                                                              (1,394)     (0.00)
                                                                                                          ----------   --------
                                                                                                          $  379,134      1.04%
                                                                                                          ==========   ========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The above schedule includes the December 31, 1997 balances of adjustable rate loans that were securitized with full credit recourse into FNMA mortgage-backed securities.


                                    TABLE 14

                          Nonperforming Assets by State
                                December 31, 1996
                             (Dollars in thousands)

                          Non-Accrual Loans (a)
                   -------------------------------------                  Real Estate Owned
                         Residential                       ---------------------------------------------          NPAs as
                         Real Estate         Commercial         Residential               Commercial     Total     a % of
    State              1 - 4        5+       Real Estate      1 - 4         5+    Land    Real Estate    NPAs(b)   Loans
-----------------  -----------  -----------  -----------   ----------  ---------  -----   ----------  ----------  --------
California         $  287,869   $   21,560   $    2,385    $  69,006   $ 9,156    $475    $   2,175   $ 392,626     1.69%
Illinois                5,487          223          -0-          247        472    -0-          -0-       6,429     0.52
Texas                   5,258          -0-          -0-          429        -0-    -0-          -0-       5,687     0.46
Colorado                1,881          -0-        3,090          -0-        -0-    -0-          -0-       4,971     0.41
New Jersey             12,593          -0-        1,876        1,194        -0-    -0-          -0-      15,663     1.48
Florida                 6,263          -0-          267          411        -0-    -0-          -0-       6,941     0.67
Washington              1,903          -0-          -0-          -0-        -0-    -0-          -0-       1,903     0.25
Arizona                 1,280          -0-          -0-          -0-        -0-    -0-          -0-       1,280     0.19
Virginia                1,464          -0-          -0-          368        -0-    -0-          -0-       1,832     0.36
Pennsylvania            4,606          -0-            6          203        -0-    -0-          -0-       4,815     0.98
Connecticut             2,864          -0-          -0-           94        -0-    -0-          -0-       2,958     0.73
Maryland                1,956          -0-          -0-           98        -0-    -0-          -0-       2,054     0.62
Oregon                    555          -0-          -0-          -0-        -0-    -0-          -0-         555     0.24
Nevada                  1,348          -0-          -0-          -0-        -0-    -0-          -0-       1,348     0.74
Utah                      561          -0-          -0-          -0-        -0-    -0-          -0-         561     0.37
Kansas                    950           40          -0-          -0-        -0-    -0-          -0-         990     0.66
Minnesota                 586          -0-          -0-          -0-        -0-    -0-          -0-         586     0.41
Wisconsin                 226          -0-          -0-          -0-        -0-    -0-          -0-         226     0.22
Missouri                  504          231          -0-          147        -0-    -0-          -0-         882     1.15
Massachusetts             -0-          -0-           20          -0-        -0-    -0-          -0-          20     0.03
New York                4,057          -0-          -0-          113        -0-    -0-          -0-       4,170     8.59
Washington DC             -0-          -0-          -0-          -0-        -0-    -0-          -0-         -0-     0.00
Georgia                   995          -0-          -0-          -0-        -0-    -0-          -0-         995     2.65
New Mexico                -0-          -0-          -0-          -0-        -0-    -0-          -0-         -0-     0.00
Idaho                     -0-          -0-          -0-          -0-        -0-    -0-          -0-         -0-     0.00
Ohio                       61          -0-           58          -0-        -0-    -0-          -0-         119     0.49
Delaware                   59          -0-          -0-          -0-        -0-    -0-          -0-          59     0.26
North Carolina            -0-          -0-          -0-          -0-        -0-    -0-          -0-         -0-     0.00
South Dakota              -0-          -0-          -0-          -0-        -0-    -0-          -0-         -0-     0.00
Other                      75          -0-          -0-          -0-        -0-    -0-          -0-          75     0.45
                   -----------  -----------  -----------   ----------  --------- ------  ----------- -----------   ------
                   $  343,401   $   22,054   $    7,702    $  72,310   $  9,628  $ 475      $ 2,175  $  457,745     1.36
                   ===========  ===========  ===========   ==========  ========= ======  ===========     (2,097)   (0.00)
REO general valuation allowance                                                                      -----------   ------
                                                                                                     $  455,648     1.36%
                                                                                                     ===========   ======

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) During 1995 and 1996, loans amounting to $3.6 billion were securitized with full recourse into FNMA mortgage-backed securities. The December 31, 1996 balance of the related nonperforming assets are reflected in the amounts above.

     At December 31, 1997, approximately $323 million of the Company's loans were 30 to 89 days past due and an additional $165 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for loan losses.

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

     The table below shows the changes in the allowance for loan losses for the years indicated:

                                    TABLE 15

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                1997          1996           1995          1994          1993
                                            -----------   ------------   -----------   -----------   ------------
  Beginning allowance for loan losses       $  195,702    $   141,988    $  124,003    $  106,698    $    70,924
  Provision charged to expense                  57,609         84,256        61,190        62,966         65,837
  Less loans charged off                       (20,818)       (31,239)      (44,656)      (46,556)       (38,475)
  Add recoveries                                   787            697         1,451           895          1,145
  Reclassification of in-substance
  foreclosure                                      -0-            -0-           -0-           -0-          7,267
     allowances
                                            -----------   ------------   -----------   -----------   ------------
  Ending allowance for loan losses          $  233,280    $   195,702    $   141,988   $   124,003   $    106,698
                                            ===========   ============   ===========   ===========   ============
  Ratio of net chargeoffs to average loans
    outstanding (including MBS withrecourse)      .06%           .10%          .15%          .18%           .16%
                                            ===========   ============   ===========   ===========   ============
  Ratio of allowance for loan losses to
    nonperforming assets                         61.5%          43.0%         36.4%         34.9%          27.1%
                                            ===========   ============   ===========   ===========   ============

     Chargeoffs decreased in 1997 as compared to 1996 primarily due to the improving California economy. Chargeoffs decreased in 1996 as compared to 1995 as a result of decreases in losses on REO property.

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

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1997, 1996, and 1995, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized.

     At December 31, 1997, 1996, and 1995, the Company had securities available for sale in the amount of $609 million, $781 million, and $902 million, respectively, including net unrealized gains on investment securities available for sale of $245 million, $159 million, and $117 million, respectively. Gains or losses on sales of investment securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

     Included in the securities available for sale at December 31, 1997, 1996, and 1995, were collateralized mortgage obligations (CMOs) in the amount of $71 million, $170 million and $408 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1997, the great majority of the Company's CMOs had remaining terms to maturity of five years or less and all CMOs qualified for inclusion in the regulatory liquidity measurement.

     The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 16

                  Composition of Securities Available for Sale
                             (Dollars in thousands)

                                                                       1997            1996           1995
                                                                    ------------    ------------   ------------
          Certificates of deposit and short-term bank notes         $       -0-     $   149,997    $    50,000
          U.S Treasury and Government agency obligations                201,845         200,844        174,819
          Collateralized mortgage obligations                            71,432         169,812        407,947
          Commercial paper                                                  -0-             -0-         50,974
          Equity securities                                             335,267         260,672        218,116
                                                                    ------------    ------------   ------------
                                                                    $   608,544     $   781,325    $   901,856
                                                                    ============    ============   ============

     The weighted average yields on the securities available for sale portfolio were 6.88%, 6.64%, and 5.89% at December 31, 1997, 1996, and 1995, respectively.

     The table below sets forth the composition of the Company's other investments at December 31.

                                    TABLE 17

                        Composition of Other Investments
                             (Dollars in thousands)

                                                                   1997           1996           1995
                                                                ------------   ------------   -----------
            Eurodollar time deposits, at cost                   $   180,000    $   102,400    $      -0-
            Federal funds, at cost                                   72,648        324,432       490,960
            Short-term repurchase agreements collateralized
                by mortgage-back securities, at cost                    -0-        652,000       699,200
                                                                ============   ============   ===========
                                                                $   252,648    $ 1,078,832    $1,190,160
                                                                ============   ============   ===========

     The weighted average yields on the other investments portfolio were 5.91%, 7.01%, and 6.00% at December 31, 1997, 1996, and 1995, respectively. As of December 31, 1997, the entire other investments portfolio matures in 1998.

MORTGAGE-BACKED SECURITIES

     The Company classifies its mortgage-backed securities as either held to maturity or available for sale. The Company has no trading MBS. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 1997, 1996, and 1995, the Company had mortgage-backed securities held to maturity in the amount of $3.8 billion, $4.1 billion, and $3.1 billion, respectively, including $3.0 billion of FNMA MBS subject to full credit recourse by the Company at December 31, 1997.

     MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1997, 1996, and 1995, the Company had mortgage-backed securities available for sale in the amount of $157 million, $227 million, and $283 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $8 million, $11 million, and $14 million, respectively. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its held to maturity portfolio into MBS with recourse which are available to be used as collateral for borrowings. These MBS are recorded at cost if they are held to maturity and recorded at fair value if they are available for sale.

     During 1997, the Company desecuritized $856 million of FNMA, Eleventh District Cost of Funds Index (COFI)MBS in November and securitized $1.0 billion of adjustable rate mortgages into FNMA COFI indexed MBS in December. During 1996, the Company securitized $1.3 billion of adjustable rate mortgages into FNMA COFI-indexed mortgage-backed securities. During 1995, the Company securitized $2.3 billion of ARMs into FNMA COFI-indexed MBS. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

     Repayments of MBS during the years 1997, 1996, and 1995 amounted to $518 million, $413 million, and $210 million, respectively. MBS repayments were higher in 1997 due to the increase in prepayments on underlying mortgages. MBS repayments were higher in 1996 due to the increase in total MBS outstanding and an increase in prepayments on underlying mortgages.

     For information on MBS see Notes D and E to the Financial Statements included in Item 14.

GOODWILL

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote-off goodwill totaling $205.2 million as the cumulative effect of the change in accounting for goodwill. Financial statements from periods prior to 1996 have not been restated. The Company had been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than
 .2% of total assets was not material and was reclassified to other assets. Amortization of goodwill is recorded on the Company's Consolidated Statement of Net Earnings under the section titled "Non-Interest Income - Other".

LONG-LIVED ASSETS AND OTHER INTANGIBLES

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) in 1995. SFAS 121 establishes accounting and disclosure requirements using a fair value based method of accounting for long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the Company's 1997, 1996 and 1995 consolidated financial statements.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased during 1997 as a result of earnings and increased market values of securities available for sale. These increases were partially offset by the $48 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1996 as a result of earnings and the increase in market values of securities available for sale. These increases were partially offset by the $106 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1995 as a result of earnings and increased market values of securities available for sale.

     Since 1993, through three separate actions, Golden West's Board of Directors' authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of December 31, 1997, 8.5 million shares had been repurchased and retired at a cost of $380 million since October 28 1993, of which 731,000 shares were purchased and retired at a cost of $48 million during 1997. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company operates as a single segment and, therefore, SFAS 131 is expected to have no effect on the Company's financial statements. Both statements are effective for fiscal years beginning after December 15, 1997 and will be adopted in 1998.

EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced "Primary" and "Fully-Diluted" Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for stock options or other dilutive items as was previously done in the calculation of Primary EPS. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, Fully-Diluted EPS used the period-ending share price, if it exceeded the average price, in the calculation to determine the number of incremental shares that were to be added. The Company's Basic EPS for the years ended December 31, 1997, 1996, and 1995, was $6.22, $5.31 (before the three nonrecurring items), and $4.00, respectively. The Company reported Diluted EPS of $6.13 for the year ended December 31, 1997 as compared to $5.24 (before the three nonrecurring items), and $3.94 for the years ended December 31, 1996 and 1995, respectively.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1997, 1996, and 1995 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997, and is incorporated herein by reference.

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

                                    TABLE 18

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in thousands)

                                         1997                           1996                           1995
                             ----------------------------   ------------------------------  ----------------------------
                                                   End of                          End of                        End of
                             Average      Average  Period     Average     Average  Period    Average    Average  Period
                             Balances     Yield    Period     Balances     Yield    Yield    Balances    Yield    Yield
                             -----------  -------  ------   -----------  --------  -------  ----------  -------  -------
ASSETS
Investment Securities        $ 2,025,096    6.06%   6.48%   $ 1,690,498     6.18%    6.88%   $2,188,929    5.97%    5.96%
Mortgage-backed securities     3,985,408    7.09%   7.23%     3,392,220     7.26%    7.13%    2,294,360    7.90%    7.41%
Loans receivable (a)          31,811,922   l7.52%   7.53%    29,316,590     7.52%    7.43%   27,948,917    7.51%    7.69%
Invest,in capital stock of       566,678    6.19%   5.86%       433,819     6.23%    6.34%      345,837    5.15%    4.92%
FHLB
                             -----------  -------           -----------   -------            -----------  -------
Interest-earning assets      $38,389,104    7.38%           $34,833,127     7.41%            $32,778,043    7.41%
                             ===========  =======           ===========   =======            ===========  =======

LIABILITIES
Deposits:
  Checking accounts          $    93,472    1.18%   1.75%   $   622,011     1.21%    1.17%   $   711,460    1.30%    1.25%
  Savings accounts             3,112,833    2.79%   3.75%     1,880,457     2.30%    2.38%     2,073,226    2.32%    2.90%
  Term accounts               20,700,959    5,42%   5.37%    18,756,033     5.39%    5.32%    17,526,056    5.66%    5.54%
                             -----------  -------   ------  ------------  --------  ------   ------------  -------  -------
    Total deposits            23,907,264    5.06%   5.04%    21,258,501     4.99%    4.98%    20,310,742    5.16%    5.15%
Advances from FHLB             7,813,493    5.59%   5.78%     7,343,334     5.57%    5.47%     6,438,791    5.74%    5.70%
Reverse repurchases            2,630,958    5.72%   5.73%     2,013,427     5.86%    5.45%     1,120,860    6.31%    6.15%
Other borrowings               2,000,791    7.24%   7.94%     2,202,477     7.36%    7.65%     3,030,067    7.14%    7.15%
                             -----------  -------           ------------  --------           ------------  -------
Interest-bearing liabilities $36,352,506    5.34%           $32,817,739     5.33%            $30,900,460    5.52%
                             ===========  =======           ============  ========           ============  =======
Net interst margin                          2.04%                           2.08%                           1.89%
                                          =======                         ========                         =======
Net interest income          $   890,495                    $   830,960                      $   722,836
                             ===========                    ============                     ============
Net yield on average
  interest-earning assets                   2.32%                           2.39%                           2.21%
                                          =======                         ========                         =======

(a)  Includes nonaccrual loans (90 days or more past due).

     The table below presents the changes for 1997 and 1996 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 19

        Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in thousands)

                                                                  Increase/Decrease in Income/Expense Due to Changes in
                                                                        Due to Changes in Volume and Rate (a)
                                                           ----------------------------------------------------------------
                                   1997        1996        1995             1997 versus 1996                1996 versus 1995
                                ----------  ----------  ----------  -------------------------------  ------------------------------
                                 Income/     Income/     Income/
                                Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                                ----------  ----------  ----------  ---------  ---------  ---------  ---------  ---------  --------

Interest Income
  Investments                   $  122,765  $  104,510  $  130,595  $  20,240  $  (1,985) $  18,255  $ (31,018)  $   4,933 $(26,085)
  Mortgage-backed securities       282,499     246,293     181,355     41,887     (5,681)    36,206     78,260     (13,322)  64,938
  Loans receivable               2,392,175   2,203,752   2,097,664    187,642        781    188,423    102,804       3,284  106,088
  Invest. in capital stock of
    Federal Home Loan Banks         35,058      27,006      17,827      8,219       (167)     8,052      5,054       4,125    9,179
                                ----------  ----------  ----------
Total interest income            2,832,497   2,581,561   2,427,441

Interest Expense
  Deposits
    Checking accounts                1,100       7,536       9,258     (6,226)       (210)    (6,436)   (1,112)       (610)  (1,722)
    Savings accounts                86,799      43,261      48,033     32,894      10,644     43,538    (4,437)       (335)  (4,772)
    Term accounts                1,121,747   1,010,617     991,099    105,361       5,769    111,130    59,545     (40,027)  19,518
                                ----------  ----------  ----------   ---------  ---------  ---------  ---------  ---------  --------
       Total deposits            1,209,646   1,061,414   1,048,390    132,029      16,203    148,232    53,996     (40,972)  13,024
Advances from Federal Home
  Loan Banks                       437,028     409,040     369,239     26,290       1,698     27,988    50,004     (10,203)  39,801
Securities sold under
  agreements to repurchase         150,557     117,960      70,709     35,269      (2,672)    32,597    51,897      (4,646)  47,251
Other borrowings                   144,771     162,187     216,267    (14,634)     (2,782)   (17,416)  (61,188)      7,108  (54,080)
                                ----------  ----------  ----------   ---------  ---------  ---------  ---------  ---------  --------
Total interest expense           1,942,002   1,750,601   1,704,605
                                ----------  ----------  ----------
Net interest expense            $  890,495  $  830,960  $  722,836   $ 79,034   $ (19,499) $  59,535  $ 60,391   $  47,733 $ 108,124
                                ==========  ==========  ==========   =========  =========  =========  =========  =========  ========
Net interest income increase
  (decrease) as a percentage
  of average earning assets (c)                                          .21%         .05%      0.16%     0.17%      0.14%    0.31%
                                                                     =========  =========  =========  =========  =========  ========

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

COMPETITION AND OTHER MATTERS

     The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associations, commercial banks, credit unions, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, and others. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

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

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, savings banks, commercial banks and credit unions. As members, the Insured Institutions are required to own capital stock of a FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed to equal 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was equal to 5% of the monthly average of customer deposits and short-term borrowings. For the months ended December 31, 1997, 1996, and 1995, WFSB's average regulatory liquidity ratio was 11%, 6%, and 6%, respectively. WSL's average regulatory liquidity ratio was 12%, 8%, and 8%, for the months ended December 31, 1997, 1996, and 1995. WFSB and WSL exceeded the quarterly 4% requirement for the quarter ended December 31, 1997. WFSB and WSL exceeded the monthly 5% requirement for all months during 1997, 1996, and 1995. During 1997, the Company more effectively managed its liquidity portfolio within each month, resulting in a lower liquidity balance at monthends.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The deposit accounts of WFSB are insured by the FDIC as part of the BIF, up to the maximum amount permitted by law, currently $100,000 per insured depositor. The deposit accounts of WSL are insured by the FDIC as part of the SAIF, also up to the maximum amount permitted by law. As a result, WFSB and WSL are subject to supervision, regulation and examination by the FDIC. FDIC insurance is required for all federally chartered financial institutions such as WFSB and WSL. Such insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

     During 1996, federal legislation was enacted to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Included in this reduction, is an adjustment of the assessment for deposit insurance to zero and a reduction in the assessment for the Financing Corporation (FICO) to $.648 per $1,000 of deposits. Also, beginning on January 1, 1997, the premiums paid by BIF insured institutions such as WFSB, was increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000. The increased assessment for BIF-assessable deposits is comprised solely of an assessment for FICO.

     The deposits of savings institutions insured by the SAIF may be converted to BIF insurance. Further, deposits insured by the BIF may be converted to SAIF insurance. Such conversion requires payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund the institution enters. In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

     In addition, the same 1996 federal legislation which recapitalized the SAIF, also included a provision which directs federal banking regulators to take appropriate actions to prevent insured depositories from encouraging and facilitating the shifting of deposits from SAIF to BIF. The provision was the subject of a notice of proposed rulemaking issued by the FDIC, but the FDIC withdrew the porposed rule.

     OFFICE OF THRIFT SUPERVISION (OTS). Because they are federally chartered savings institutions, the principal regulator of both WFSB and WSL is the OTS. Under various regulations of the OTS, savings associations are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain liquid assets at levels fixed from time to time, and to comply with various limitations on loans to one borrower and limitations on equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. WFSB and WSL are currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Savings associations have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

     REGULATORY CAPITAL. The OTS requires federally insured institutions such as WFSB and WSL to meet certain minimum capital requirements.

     The following table summarizes WFSB's regulatory capital ratio and compares them to the OTS requirements at December 31.

                                    TABLE 20

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                    1997                                                1996
              --------------------------------------------------  -------------------------------------------------
                       ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
               -----------------------   ----------------------   -----------------------   -----------------------
                Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
               -----------   ---------   -----------   ---------  -----------    --------   ------------  ---------
   Tangible    $1,603,530        6.51%   $   369,694       1.50%  $ 1,133,016       6.69%   $    254,140      1.50%
   Core         1,603,530        6.51        739,388       3.00     1,133,016       6.69         508,279      3.00
   Risk-based   1,695,565       12.80      1,060,024       8.00     1,173,583      13.14         714,609      8.00

     The following table summarizes WSL's regulatory capital ratio and compares them to the OTS requirements at December 31.

                                    TABLE 21

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                    1997                                               1996
              -------------------------------------------------- --------------------------------------------------
                       ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
               -----------------------   ----------------------   -----------------------   -----------------------
                Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
               -----------   ---------   -----------   ---------  ------------   --------   ------------  ---------
   Tangible    $  980,483        6.42%   $  228,950        1.50%  $ 1,334,813       6.37%   $   314,254       1.50%
   Core           980,483        6.42       457,901        3.00     1,334,813       6.37        628,507       3.00
   Risk-based   1,186,445       13.64       695,611        8.00     1,655,820      13.91        952,631       8.00

     In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that WFSB and WSL do not have above-normal exposure to interest-rate risk.

     The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. The tables on the following pages summarize the capital ratios for each of the five classifications and shows that WFSB and WSL met the "well capitalized" standard as of December 31, 1997.

     The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1997.

                                    TABLE 22

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                              Core/         Tier 1          Total
                                 Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                 Capital        Capital        Equity        Capital        Capital        Capital
                               ------------   ------------  -------------  ------------   ------------   ------------
Common stock                   $       150
Paid-in surplus                  1,354,612
Retained earnings                  250,799
Unrealized gains on
securities
  available for sale                   -0-
                               ------------
Equity capital                 $ 1,605,561    $  1,605,561   $  1,605,561   $ 1,605,561   $  1,605,561   $  1,605,561
                               ============
Positive goodwill                                   (2,031)        (2,031)       (2,031)        (2,031)        (2,031)
General valuation allowance                                                                                    92,035
                                              ============  =============  ============  =============  =============
Regulatory capital                            $  1,603,530  $   1,603,530  $  1,603,530   $  1,603,530   $  1,695,565
                                              ============  =============  ============  =============  =============
Total assets                   $ 24,608,701
                               ============
Adjusted total assets                         $ 24,646,251  $  24,646,251  $ 24,646,251
                                              ============  =============  ============
Risk-weighted assets                                                                     $ 13,250,306   $ 13,250,306
                                                                                         =============  =============
CAPITAL RATIO - ACTUAL                6.52%          6.51%          6.51%         6.51%        12.10%        12.80%
                               ============   ============  =============  ============  =============  =============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                              5.00%          6.00%         10.00%
                                                                           ============   ============   ============
  Adequately capitalized,
    equal to or greater than                        1.50%                        4.00%          4.00%          8.00%
                                             =============                 ============   ============   ============
  Undercapitalized, less than                        1.50%                       4.00%          4.00%          8.00%
                                             =============                 ============   ============   ============
  Significantly undercapitalized,
    less than                                                                    3.00%          3.00%          6.00%
                                                                           ============   ============   ============
  Critically
undercapitalized,
    equal to or less than                                         2.00%
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

                                    TABLE 23

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                              Core/         Tier 1          Total
                                 Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                 Capital        Capital        Equity        Capital        Capital        Capital
                               ------------   ------------  -------------  ------------   ------------   ------------
Common stock                   $       150
Paid-in surplus                  1,070,182
Retained earnings                   65,731
Unrealized gains on securities
  available for sale                   654
                               ------------
Equity capital                 $ 1,136,717    $ 1,136,717    $ 1,136,717    $1,136,717      1,136,717      1,136,717
                               ============
Positive goodwill                                  (3,047)        (3,047)       (3,047)        (3,047)        (3,047)
Unrealized gains on securities
  available for sale                                 (654)          (654)         (654)          (654)          (654)
General valuation allowance                                                                                   40,567
                                              ============  =============  ============  =============  =============
Regulatory capital                            $  1,133,016  $   1,133,016  $  1,133,016  $   1,133,016  $  1,173,583
                                              ============  =============  ============  =============  =============
Total assets                   $ 16,929,859
                               ============
Adjusted total assets                         $ 16,942,646  $  16,942,646  $ 16,942,646
                                              ============  =============  ============
Risk-weighted assets                                                                     $   8,932,609   $ 8,932,609
                                                                                         =============  =============
CAPITAL RATIO - ACTUAL                6.71%          6.69%          6.69%         6.69%         12.68%        13.14%
                               ============   ============  =============  ============  =============  =============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                               5.00%          6.00%         10.00%
                                                                           ============   ============   ============
  Adequately capitalized,
    equal to or greater than                         1.50%                        4.00%          4.00%          8.00%
                                             =============                 ============   ============   ============
  Undercapitalized, lessthan                         1.50%                        4.00%          4.00%          8.00%
                                             =============                 ============   ============   ============
  Significantly undercapitalized,
    less than                                                                     3.00%          3.00%          6.00%
                                                                           ============   ============   ============
  Critically undercapitalized,
    equal to or less than                                          2.00%
                                                            ============

     The table below shows a reconciliation of WSL's equity capital to regulatory capital at December 31, 1997.

                                    TABLE 24

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                Core/         Tier 1          Total
                                   Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                   Capital        Capital        Equity        Capital        Capital        Capital
                                 ------------   ------------  -------------  ------------   ------------   ------------
Common stock                     $       150
Paid-in surplus                      233,441
Retained earnings                    746,892
Unrealized gains on securities
  available for sale                 141,478
                                 ------------
Equity capital                   $ 1,121,961    $ 1,121,961    $ 1,121,961   $ 1,121,961      1,121,961      1,121,961
                                 ============
Unrealized gains on securities
  available for sale                               (141,478)      (141,478)     (141,478)      (141,478)      (141,478)
Equity/other investments                                                                                        (2,452)
Subordinated debt                                                                                               99,697
General valuation allowance                                                                                    108,717
                                               -------------  -------------  ------------  -------------  -------------
Regulatory capital                             $    980,483   $    980,483   $   980,483   $    980,483   $  1,186,445
                                               =============  =============  ============  =============  =============
Total assets                     $15,446,575
                                 ============
Adjusted total assets                          $ 15,263,364   $ 15,263,364   $15,263,364
                                               =============  =============  ============
Risk-weighted assets                                                                       $  8,695,143   $  8,695,143
                                                                                           =============  =============
CAPITAL RATIO - ACTUAL                 7.26%          6.42%          6.42%         6.42%         11.28%         13.64%
                                 ============  =============  =============  ============  =============  =============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                 5.00%          6.00%         10.00%
                                                                              ============  =============   ============
  Adequately capitalized,
    equal to or greater than                          1.50%                         4.00%          4.00%          8.00%
                                                ============                  ============  =============   ============
  Undercapitalized, less than                         1.50%                         4.00%          4.00%          8.00%
                                                ============                  ============  =============   ============
  Significantly undercapitalized,
    less than                                                                       3.00%          3.00%          6.00%
                                                                              ============  =============   ============
  Critically undercapitalized,
    equal to or less than                                            2.00%
                                                               ============

     The table below shows a reconciliation of WSL's equity capital to regulatory capital at December 31, 1996.

                                    TABLE 25

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                Core/         Tier 1          Total
                                   Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                   Capital        Capital        Equity        Capital        Capital        Capital
                                 ------------   ------------  -------------  ------------   ------------   ------------
Common stock                     $       150
Paid-in surplus                      233,441
Retained earnings                  1,101,222
Unrealized gains on securities
  available for sale                  93,101
                                 ------------
Equity capital                   $ 1,427,914     $ 1,427,914   $  1,427,914  $  1,427,914   $  1,427,914      1,427,914
                                 ============
Unrealized gains on securities
  available for sale                                 (93,101)       (93,101)      (93,101)       (93,101)       (93,101)
Equity/other investments                                                                                         (2,591)
Subordinated debt                                                                                               199,510
General valuation allowance                                                                                     124,088
                                                -------------  -------------  ------------  -------------  -------------
Regulatory capital                              $  1,334,813   $  1,334,813   $ 1,334,813   $  1,334,813   $  1,655,820
                                                =============  =============  ============  =============  =============
Total assets                     $21,040,890
                                 ============
Adjusted total assets                          $ 20,950,249   $ 20,950,249    $20,950,249
                                               =============  =============  ============
Risk-weighted assets                                                                       $ 11,907,883   $ 11,907,883
                                                                                           =============  =============
CAPITAL RATIO - ACTUAL                 6.79%          6.37%          6.37%         6.37%         11.21%         13.91%
                                 ============  =============  =============  ============  =============  =============

Regulatory Capital Ratio
Requirements:
  Well capitalized, equal to
    or greater than                                                                 5.00%          6.00%         10.00%
                                                                              ============  =============   ============
  Adequately capitalized,
    equal to or greater than                          1.50%                         4.00%          4.00%          8.00%
                                                ============                  ============  =============   ============
  Undercapitalized, less than                         1.50%                         4.00%          4.00%          8.00%
                                                ============                  ============  =============   ============
  Significantly
undercapitalized,
    less than                                                                       3.00%          3.00%          6.00%
                                                                              ============  =============   ============
  Critically undercapitalized,
    equal to or less than                                            2.00%
                                                               ============

     The table below compares WFSB's regulatory capital to the well capitalized classification at December 31.

                                    TABLE 26

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                       1997                                                1996
                  ------------------------------------------------   -------------------------------------------------
                         ACTUAL               WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                  ----------------------   -----------------------   -----------------------   -----------------------
                   Capital       Ratio       Capital       Ratio       Capital      Ratio       Capital       Ratio
                 -----------   --------   ------------   --------   ------------  ---------   -----------   ---------
Leverage          $ 1,603,530      6.51%   $ 1,232,313       5.00    $ 1,133,016       6.69%  $   847,132        5.00%
Tier I riskbased    1,603,530     12.10        795,018       6.00      1,133,016      12.68       535,957        6.00
Total riskbased     1,695,565     12.80      1,325,031      10.00      1,173,583      13.14       893,261       10.00

     The table below compares WSL's regulatory capital to the well capitalized classification at December 31.


                                    TABLE 27

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                       1997                                                1996
                  ------------------------------------------------   -------------------------------------------------
                         ACTUAL               WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 ----------------------   -----------------------   -----------------------   -----------------------
                    Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital       Ratio
                  -----------   --------   ------------   --------   ------------  ---------   -----------   ---------
Leverage          $  980,483       6.42%   $   763,168       5.00%   $ 1,334,813       6.37%    $1,047,512      5.00%
Tier 1 risk-based    980,483      11.28        521,709       6.00      1,334,813      11.21        714,473      6.00
Total resk-based   1,186,445      13.64        869,514      10.00      1,655,820      13.91      1,190,788     10.00

     CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS limits capital distributions, including cash dividends, payments to shareholders of another institution in a cash out merger and other distributions charged against capital, by savings associations such as WFSB and WSL. Under these regulations, a savings association is classified as either Tier 1, if it meets each of its capital requirements before and after a capital distribution; Tier 2, if it currently meets each of its capital requirements but does not meet one or more of its capital requirements immediately prior to or after giving effect to the proposed capital distribution; or Tier 3, if it does not meet its capital requirements immediately prior to or after giving effect to the proposed capital distribution. A savings association that would otherwise be classified as Tier 1 is treated as Tier 2 or Tier 3 if the OTS so notifies the association based on the OTS' conclusion that the association is in need of more than normal supervision.

     Under the regulations, a Tier 1 association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus up to one-half of its capital in excess of the fully phased-in requirement at the beginning of the calendar year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS, which WSL obtained during 1997. A Tier 2 association may make capital distributions up to 75% of its net income over the most recent four quarter period, with the percentage varying based on its level of risk-based capital. Any capital distributions by a Tier 3 association or in excess of the foregoing amounts by a Tier 1 or Tier 2 association are subject to either prior OTS approval or notice must given to the OTS, which may disapprove the distribution. However, current law prohibits capital distributions by an institution that does not meet its capital requirements. Savings associations are required to give the OTS 30-day advance written notice of all proposed capital distributions. For purposes of capital distributions, the OTS has classified WFSB and WSL as Tier 1 institutions. WSL paid a total of $515 million in upstream dividends to Golden West during 1997.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral".) At December 31, 1997, the maximum that WFSB could have loaned to one borrower was $254 million while the largest amount of loans it had to one borrower was $30 million. At December 31, 1997, the maximum amount that WSL could have loaned to one borrower (and related entities) was $178 million. At such date, the largest amount of loans that WSL had outstanding to any one borrower was $24 million.

     DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association or a savings bank, such as WFSB or WSL, based upon the failure of the savings associations to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of the Insured Institutions). Thus, in the event of a liquidation of the Insured Institutions or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1997, the Insured Institutions had approximately $24.1 billion of deposits outstanding.

     POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WFSB or WSL, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate
"contracts"   extends  to  obligations  such  as  the  debt  of  the  depository institution and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" on the previous page. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

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

     As WFSB's and WSL's parent company, Golden West is considered an "affiliate" of WFSB and WSL for regulatory purposes. In addition, WFSB and WSL are considered to be affiliates of each other. Savings associations are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings association from lending or otherwise extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining an affiliate of a savings association and in calculating compliance with the quantitative limitations or transactions with affiliates.

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 1997, WFSB and WSL were in compliance with the QTL test.

     TAXATION. The Company files consolidated federal income tax returns with its subsidiaries. The provision for federal and state taxes on income is based on taxes currently payable and taxes expected to be payable in the future as a result of events that have been recognized in the financial statements or tax returns.

     In years prior to 1996, WSL was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a reserve for bad debts subject to certain limitations. In the event distributions (which are subject to the regulatory restrictions described under "Regulatory Capital") are made from these reserves, such distributions will be subject to federal income taxes at the then prevailing corporate rates. It is not contemplated that accumulated reserves will be used in a manner that will create income tax liabilities.

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

EMPLOYEE RELATIONS

     The Company had a total of 4,031 full-time and 848 permanent part-time employees at December 31, 1997. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.  PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Ilinois, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company has a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas. This complex houses its Loan Service, Savings Operations, and Information Systems Departments.

     The Company owns 206 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements included in Item 14.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

     Golden West's stock is listed on the New York Stock Exchange and Pacific Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1997 and 1996 were as follows:

                                    TABLE 28

                            Common Stock Price Range

                                     1997                         1996
                           --------------------------    -----------------------
First Quarter                  61 3/4 - 74 1/4                 49 - 55 7/8
Second Quarter                 59 7/8 - 73 1/4                 50 - 56 1/2
Third Quarter                70 13/16 - 90 15/16               51 - 58 3/8
Fourth Quarter                84 1/16 - 97 13/16           59 1/2 - 68 3/4

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1996 and 1995 were as follows:

                                    TABLE 29

                            Cash Dividends Per Share

                                    1997          1996
                                  ---------     ---------
                First Quarter      $ .110        $ .095
                Second Quarter     $ .110        $ .095
                Third Quarter      $ .110        $ .095
                Fourth Quarter     $ .125        $ .110

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by WSL, investment income, and short-term borrowings.

     Under OTS regulations, the OTS must be given at least 30 days' advance notice by WFSB or WSL of any proposed dividend to be paid to the parent. Under OTS regulations, WFSB and WSL are classified as Tier 1 associations and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

     At December 31, 1997, $252 million of the Insured Institutions' retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction and $998 million of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

     At the close of business on March 24, 1998, 57,190,004 shares of Golden West's Common Stock were outstanding and were held by 1,558 stockholders of record. At the close of business on March 24, 1998, the Company's common stock price was 98 9/16.

     The transfer agent and registrar for the Golden West Common Stock is Chase Mellon Shareholder Services, L.C., San Francisco, California 94101.

     The Securities and Exchange Commission (Commission) maintains a web site which contains reports, proxy and information statements and other information pertaining to registrants that file electronically with the Commission including Golden West. The address is: http://www.sec.gov.

ITEM 6.       SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.


                                    TABLE 30

                  Five Year Consolidated Summary of Operations
                 (Dollars in thousands except per share figures)


                                                                       Year Ended December 31
                                                 ---------------------------------------------------------------------
                                                    1997          1996           1995          1994          1993
                                                 -----------   ------------   -----------   -----------   ------------
Interest Income:
   Interest on loans                             $2,392,175      2,203,752     2,097,664     1,649,413      1,637,764
   Interest on mortgage-backed securities           282,499        246,293       181,355       103,927        138,874
   Interest on dividends and investments            157,823        131,516       148,422       123,137         93,534
                                                 -----------   ------------   -----------   -----------   ------------
                                                  2,832,497      2,581,561     2,427,441     1,876,477      1,870,172
Interest Expense:
  Interest on deposits                            1,209,646      1,061,414     1,048,390       714,353        705,700
  Interest on advances and other borrowings         732,356        689,187       656,215       440,754        431,714
                                                 -----------   ------------   -----------   -----------   ------------
                                                  1,942,002      1,750,601     1,704,605     1,155,107      1,137,414
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income                                 890,495        830,960       722,836       721,370        732,758
  Provision for loan losses                          57,609         84,256        61,190        62,966         65,837
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income after provision for loan losses 832,886        746,704       661,646       658,404        666,921
Non-Interest Income:
  Fees                                               45,910         38,558        29,200        28,816         31,061
  Gain  (loss) on the sale of securities,
    mortgage-backed securities, and loans             8,197         11,954          (493)         (120)        22,541
  Other                                              27,161         24,387        11,071         6,201         10,026
                                                 -----------   ------------   -----------   -----------   ------------
                                                     81,268         74,899        39,778        34,897         63,628
Non-interest Expense
  General and administrative expenses
    Personnel                                       180,917        163,243       151,352       150,220        132,472
    Occupancy                                        55,508         50,171        48,737        44,472         40,443
    Deposit insurance                                 7,454        167,528        44,993        40,220         35,706
    Advertising                                      11,525          9,277         9,850        10,761         10,782
    Other                                            71,555         63,203        61,260        57,246         53,764
                                                 -----------   ------------   -----------   -----------   ------------
                                                    326,959        453,422       316,192       302,919        273,167
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before taxes on income                     587,195        368,181       385,232       390,382        457,382
Taxes on income                                     233,057         (1,732)      150,693       159,933        183,528
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before cumulative effect of change in
  accounting for goodwill                           354,138        369,913       234,539       230,449        273,854
Cumulative effect of change in accounting
  for goodwill                                          -0-        (205,242)         -0-           -0-            -0-
                                                 -----------   ------------   -----------   -----------   ------------
Net earnings                                     $  354,138         164,671      234,539       230,449        273,854
                                                 ===========   ============   ===========   ===========   ============

Basic earnings per share before cumulative
  effect of change in accounting for goodwill    $     6.22           6.38          4.00          3.71           4.28
Cumulative effect of change in accounting
  for goodwill                                         0.00           (3.54)        0.00          0.00           0.00
                                                 -----------   ------------   ------------ ------------   ------------
Basic earnings per share                         $     6.22           2.84          4.00          3.71           4.28
                                                 ===========   ============   ===========   ===========   ============

Diluted earnings per share before cumulative
  effect of change in accounting for goodwill    $     6.13           6.29          3.94          3.66           4.22
Cumulative effect of change in accounting
  for goodwill                                         0.00          (3.49)         0.00          0.00           0.00
                                                 -----------   ------------   -----------   -----------   ------------
Diluted earnings per share                       $     6.13           2.80          3.94          3.66           4.22
                                                 ===========   ============   ===========   ===========   ============


                                    TABLE 31

                    Five Year Summary of Financial Condition
                             (Dollars in thousands)


                                                                      At December 31
                                   ---------------------------------------------------------------------------------
                                        1997            1996            1995             1994             1993
                                   --------------- --------------- ---------------  ---------------  ---------------
Assets                              $  39,590,271   $  37,730,598   $  35,118,156    $  31,683,741    $  28,829,288
Cash, securities available for
sale, and other investments             1,033,433       2,078,876       2,310,711        2,265,886        2,417,871
Mortgage-backed securities              3,939,746       4,293,582       3,409,341        1,194,378        1,522,536
Loans receivable                       33,260,709      30,113,421      28,181,353       27,071,266       23,912,571
Deposits                               24,109,717      22,099,934      20,847,910       19,219,389       17,422,484
Advances from FHLBs                     8,516,605       8,798,433       6,447,201        6,488,418        6,281,691
Securities sold under agreements
  to repurchase and other borrowings    2,334,048       1,908,126       1,817,943          601,821        1,119,414
Medium-term notes                         109,992         589,845       1,597,507        1,164,079          676,540
Subordinated debt                       1,110,488       1,323,996       1,322,392        1,221,559        1,220,061
Stockholders' equity                    2,698,031       2,350,477       2,278,353        2,000,274        2,065,604


                                    TABLE 32

                          Five Year Selected Other Data
                 (Dollars in thousands except per share figures)


                                                                 Year Ended December 31
                                      -----------------------------------------------------------------------------
                                           1997            1996             1995           1994            1993
                                       -------------   -------------    -------------  -------------   -------------
New real estate loans originated       $  7,482,973    $  7,012,562     $  5,949,064   $  6,637,653    $  6,411,877
Average yield on new real estate loans        7.59%           7.59%            7.56%          6.44%           6.86%
Deposits increase ($)                  $  2,009,783    $  1,252,024     $  1,628,521   $  1,796,905    $    936,238
Deposits increase (%)                          9.1%            6.0%             8.5%          10.3%            5.7%
Net earnings/average net worth (ROE)         14.14%           7.46%(a)        10.98%         11.11%          14.68%
Net earnings/average assets (ROA)              .91%            .46%(a)          .69%           .78%            .98%
General and administrative expense
(G&A) to:
    Total revenues                           11.22%          17.07%(a)        12.80%         15.83%          14.14%
    Average assets                             .84%           1.26%(a)          .93%          1.02%            .97%
Ratio of earnings to fixed charges: (b)
    Including interest on deposits            1.30x           1.21x            1.23x          1.34x           1.40x
    Excluding interest on deposits            1.79x           1.53x            1.58x          1.87x           2.05x
Yield on loan portfolio                       7.53%           7.43%            7.69%          6.85%           6.73%
Yield on MBS                                  7.23%           7.13%            7.41%          8.37%           8.67%
Yield on investments                          6.48%           6.88%            5.96%          5.42%           3.80%
Yield on earning assets                       7.48%           7.37%            7.56%          6.81%           6.61%
Cost of deposits                              5.04%           4.98%            5.15%          4.57%           3.92%
Cost of borrowings                            5.99%           5.80%            6.15%          5.85%           4.69%
Cost of funds                                 5.36%           5.28%            5.50%          5.00%           4.18%
Spread                                        2.12%           2.09%            2.06%          1.81%           2.43%
Nonperforming asset/total assets (c)           .96%           1.21%            1.11%          1.12%           1.37%
Stockholders' equity/total assets             6.81%           6.23%            6.49%          6.31%           7.16%
Average stockholders' equity/average asset    6.45%           6.15%            6.30%          6.98%           6.65%
World Savings Bank, FSB (WFSB)
  regulatory capital ratios: (d)
  Tangible capital                            6.51%           6.69%           14.01%            ---             ---
  Core capital                                6.51%           6.69%           14.01%            ---             ---
  Risk-based capital                         12.80%          13.14%           26.55%            ---             ---
World Savings and Loan Association (WSL)
  regulatory capital ratios: (d)
  Tangible capital                            6.42%           6.37%            6.38%          6.26%           7.27%
  Core capital                                6.42%           6.37%            6.38%          6.64%           8.02%
  Risk-based capital                         13.64%          13.91%           13.40%         13.54%          17.42%
Number of savings branch offices                250             244              233            237             227
Cash dividends per share                   $   .455       $    .395         $    .35       $    .31        $    .27
Dividend payout ratio                         7.32%          13.91%            8.75%          8.34%           6.31%


(a) The numbers for the year ended December 31, 1996 include the 1996 SAIF assessment of $133 million, the special tax credit of $139 million, and the $205 million cumulative effect of the change in accounting for goodwill. The ratios for the year ended December 31, 1996, excluding the three 1996 nonrecurring items are: ROE 13.97%, ROA .86%, G&A to total revenues 12.08%, and G&A to average assets .89%.
(b) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(c) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real state owned acquired through foreclosure.
(d) The requirements are 1.5%, 3.0%, and 8.0% for tangible, core, and risk-based capital, respectively. WFSB and WSL currently meet their fully phased-in capital requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the year ended December 31, 1997, Golden West Financial Corporation (Golden West or Company) reported net earnings of $354 million, or Basic Earnings Per Share (EPS) of $6.22 per share and Diluted EPS of $6.13 per share, compared with operating earnings of $308 million, or Basic EPS of $5.31 per share and Diluted EPS of $5.24 per share, in 1996 and $235 million, or Basic EPS $4.00 per share and Diluted EPS of $3.94 per share in 1995. Reported net earnings for the year ended December 31, 1996 amounted to $165 million, or Basic EPS of $2.84 per share and Diluted EPS of $2.80 per share, and included three nonrecurring items: the federally mandated recapitalization of the Savings Association Insurance Fund (SAIF) which resulted in a one-time charge of $133 million (see Deposit Insurance section on page 72); the recognition of $139 million of tax benefits arising from an earlier year acquisition (see Taxes on Income section on page 72); and the adoption of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to the Company's acquisitions prior to September 30, 1982, which resulted in the write-off of $205 million of goodwill effective January 1, 1996 (see Change in Accounting for Goodwill section on page 62).

     Golden West's principal subsidiaries are World Savings, FSB (WFSB) and World Savings and Loan Association (WSL). WFSB and WSL are headquartered in Oakland, California. WFSB and WSL had $25 billion and $15 billion in assets at December 31, 1997, respectively. At December 31, 1997, Golden West had a savings network of 123 branches in California, 47 in Colorado, 27 in Florida, 19 in Texas, 13 in Arizona, 11 in New Jersey, and ten in Kansas. By virtue of being federally chartered, WFSB and WSL can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company had lending operations in Connecticut, Delaware, Idaho, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin.

     The savings accounts offered by WFSB are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC). WSL's accounts are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. WFSB and WSL share savings branches in which all of each institution's products are made available. Interest rates set on deposit accounts offered by WFSB and WSL are based on market conditions, cost and funding needs.

     The following  narrative  focuses on the  significant  financial  statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

     The accompanying table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1997, 1996, 1995, and 1994. As the table shows, deposits represent the majority of the Company's liabilities. The largest asset component is the loan portfolio, which consists primarily of long-term mortgages.

                                    TABLE 33

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet

                                                                              December 31
                                                          ----------------------------------------------------
                                                             1997         1996          1995          1994
                                                          -----------   ----------    ----------   -----------
                Assets:
                   Cash and investments                          2.6%         5.5%          6.6%          7.2%
                   Mortgage-backed securities                   10.0         11.4           9.7           3.8
                   Loans receivable                             84.0         79.8          80.2          85.4
                   Other assets                                  3.4          3.3           3.5           3.6
                                                          -----------  -----------    ----------   -----------
                                                               100.0%       100.0%        100.0%        100.0%
                                                          ===========   ==========    ==========   ===========

                Liabilities and Stockholders' Equity:
                   Deposits                                     60.9%        58.6%         59.4%         60.7%
                   FHLB advances                                21.5         23.3          18.4          20.5
                   Securities sold under
                        agreements to repurchase                 5.9          5.1           5.2           1.9
                   Medium-term notes                             0.3          1.6           4.5           3.7
                   Other liabilities                             1.8          1.7           2.2           3.1
                   Subordinated debt                             2.8          3.5           3.8           3.8
                   Stockholders' equity                          6.8          6.2           6.5           6.3
                                                          -----------   ----------    ----------  ------------
                                                               100.0%       100.0%        100.0%        100.0%
                                                          ===========   ==========    ==========   ===========

ASSET/LIABILITY MANAGEMENT

     The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage credit risk and interest rate risk. The Company mitigates its credit risk through strict underwriting standards and loan reviews. The Company manages interest rate risk by managing the repricing of interest-rate sensitive assets and liabilities.

     The Company enters into interest rate swaps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     One measure of exposure to interest rate risk is the gap analysis, the difference between the repricing of assets and liabilities. The Company is subject to interest rate risk to the extent its assets and liabilities reprice at different times. The disparity between the repricing (maturity, prepayment, or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The following is the Company's gap table at December 31, 1997:

                                    TABLE 34

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                             As of December 31, 1997
                              (Dollars in Millions)


                                                              Projected Repricing(a)
                                      -----------------------------------------------------------------------
                                         0 - 3         4 - 12          1 - 5         Over 5
                                        Months         Months          Years         Years          Total
                                      ------------   ------------   ------------   -----------    -----------
Interest-Earning Assets:
  Investments                         $       536    $       308     $       15    $        2     $      861
  Mortgage-backed securities                3,121            102            360           357          3,940
  Loans receivable:
    Rate-sensitive                         28,819          1,635            123           -0-         30,577
    Fixed-rate                                 97            275          1,053         1,045          2,470
  Other(b)                                    716            -0-            -0-           -0-            716
  Impact of swaps                             402            355           (441)         (316)           -0-
                                      ------------  -------------  -------------   -----------    -----------
Total                                 $    33,691    $     2,675     $    1,110    $    1,088     $   38,564
                                      ============   ============   ============   ===========    ===========
Interest-Bearing Liabilities(c):
  Deposits                            $    11,677    $     9,667     $    2,753    $        13    $    24,110
    FHLB advances                           6,829          1,275             32            381          8,517
    Other borrowings                        2,338            200            818            199          3,555
    Impact of swaps                         1,063           (693)          (279)           (91)           -0-
                                      ------------   ------------   ------------   ------------   ------------
  Total                               $    21,907    $    10,449     $    3,324    $       502    $    36,182
                                      ============   ============   ============   ============   ============
  Repricing gap                       $    11,784    $    (7,774)    $   (2,214)   $       586
                                      ============   ============   ============   ============
  Cumulative gap                      $    11,784    $     4,010     $    1,796    $     2,382
                                      ============   ============   ============   ============
  Cumulative gap as a percentage
    of total assets                          29.8%          10.1%           4.5%
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The gap table shows that, as of December 31, 1997, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the great majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

     In addition to the COFI lags, other elements of ARM loans also have an impact on earnings. These elements are introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. On balance, the COFI and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase.

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes based on simulations using an asset/liability model which takes into account the lags described above. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at December 31, 1997, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

     The table on the following page reflects the Company's expected cash flows and applicable yields on the balances of its interest sensitive assets and liabilities as of December 31, 1997, and takes into consideration expected prepayments of the Company's long-term assets (primarily mortgage-backed securities and loans receivable) and the resulting current fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

                                    TABLE 35


                 Summary of Market Risk on Financial Instruments
                             As of December 31, 1997
                              (Dollars in Millions)
------------------------------------------------------------------------------------------------------------------
                                                    Expected Maturity Date as of December 31, 1997
                                 -----------------------------------------------------------------------------------
                                                                                        2003 &    Total       Fair
                                    1998       1999      2000       2001      2002     thereafterBalance     Value
                                  ---------  --------- ---------  --------- ---------  --------- ---------  ---------
Interest-Sensitive Assets:
Investments                       $   839    $     8   $     6    $     5    $    2    $     1   $   861    $   861
   Weighted average interest rate   6.48%      6.37%     6.38%      6.34%     6.34%      8.85%     6.48%
MBS
  Fixed rate                      $   173    $   124   $    93    $    68    $   51    $   346   $   855        876
     Weighted average               9.01%      8.70%     8.39%      8.12%     7.89%      7.24%     8.04%
interest rate
  Variable rate                   $   499    $   418   $   350    $   293    $  246    $ 1,279   $  3,085     3,115
    Weighted average interest       7.01%      7.01%     7.01%      7.01%     7.01%      7.00%      7.01%
rate
Loans Receivable
  Fixed rate                      $   504    $   371   $   295    $   237    $  193    $ 1,092   $  2,692     2,750
     Weighted average               9.10%      8.75%     8.60%      8.51%     8.43%      8.14%      8.51%
interest rate
  Variable rate                   $ 4,636    $ 4,097   $ 3,511    $ 3,022    $ 2,512   $12,791   $ 30,569    30,473
     Weighted average               7.50%      7.51%     7.52%      7.52%      7.52%     7.49%      7.41%
interest rate (a)
                                 ---------  --------- ---------  --------- ---------  --------- ---------  ---------
    Total                         $ 6,651   $  5,018  $  4,255   $  3,625  $  3,004     15,509  $ 38,062   $ 38,075
                                 =========  ========= =========  ========= =========  ========= =========  =========
Interest-Sensitive
Liabilities:
Deposits (b)                   $  21,345    $  2,148  $    345   $    130  $    130    $    12  $ 24,110   $ 24,167
 Weighted avg. interest rate       4.93%       5.79%     5.67%       5.79%    5.69%      8.63%     5.03%
FHLB Advances
  Fixed rate                   $      30    $      26 $      89  $      21  $     36   $    536 $    738        748
    Weighted avg. int. rate        6.85%        6.85%     6.15%      6.85%     7.11%      6.05%    6.20%
  Variable rate                $   1,449    $     550 $   2,100  $   1,150  $  1,200   $  1,330 $  7,779      7,805
    Weighted avg. int. rate        5.87%        6.00%     5.81%      5.84%     5.92%      5.23%    5.76%
Reverse Repurchase Agreements
  Fixed rate                   $     35     $       6 $     100  $     -0-  $    -0-   $     -0- $   141        141
    Weighted avg. int. rate       1.43%         8.09%      5.74%      0.00%     0.00%      0.00%   4.80%
  Variable rate                $  1,050     $     550 $     500  $       93 $    -0-   $     -0- $ 2,193      2,194
    Weighted avg. int. rate       5.83%         5.84%     5.75%       5.84%     0.00%      0.00%   5.81%
interest rate
Medium-Term Notes              $    110     $     -0- $      -0- $      -0- $     -0-  $     -0- $   110        110
    Weighted avg. int. rate       6.19%         0.00%      0.00%      0.00%     0.00%      0.00%   6.19%
Subordinated Notes             $    200     $     -0- $      314 $      -0- $     397  $     199 $ 1,110      1,154
    Weighted avg. int. rate       9.01%         0.00%      9.27%      0.00%     7.73%      6.12%   8.11%
                               ---------    ---------  --------- ----------- ---------   --------- ---------  ---------
    Total                      $ 24,219     $  3,280  $    3,448 $    1,394 $   1,763  $   2,077 $36,181   $ 36,319
                               =========    =========  =========   =========  =========  ========= =========  =========
Off-Balance Sheet Items:
Interest Rate Swaps
  Receive fixed swaps          $  1,166     $    329  $       46 $       35 $      12  $      91 $ 1,679   $      8
    Weighted avg. receive rate    6.12%        6.71%       6.73%      6.61%     6.52%      6.39%   6.28%
    Weighted average pay rate     5.67%        5.92%       5.93%      5.93%     6.02%      5.89%   5.74%
  Pay fixed swaps              $    209     $    172  $       10 $       96 $     305  $     316 $ 1,108        (34)
    Weighted avg receive rate     6.02%        5.96%       5.94%      5.96%     6.01%      5.94%   5.98%
    Weighted average pay rate     7.66%        8.26%       6.08%      8.13%     7.54%      6.39%   7.38%
                               ---------   ---------  ---------- ---------- ---------  --------- --------- ----------
    Total                      $  1,375     $   501   $       56  $     131 $     317  $     407 $ 2,787        (26)
                               =========   =========  ========== ========== =========  ========= ========= ==========

(a) The total weighted average interest rate for variable loans receivable reflects loans with teaser (start) rates in effect at December 31, 1997. Those loans are assumed to mature outside the teaser period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 1997 as indicated in the total balance column.

(b)  Deposits with no maturity are included in the 1998 column.

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

     The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed to equal 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was equal to 5% of the monthly average of customer deposits and short-term borrowings. For the months ended December 31, 1997, 1996, and 1995, WFSB's regulatory average liquidity ratio was 11%, 6%, and 6%, respectively. WSL's regulatory average liquidity ratio was 12%, 8%, and 8%, for the months ended December 31, 1997, 1996, and 1995. WFSB and WSL exceeded the quarterly 4% requirement for the quarter ended December 31, 1997. WFSB and WSL exceeded the monthly 5% requirement for all months during 1997, 1996, and 1995. The level of the Company's investments position in excess of its liquidity requirements at any time depends on liquidity needs and available arbitrage opportunities. During 1997, the Company more effectively managed its liquidity portfolio within each month, resulting in a lower liquidity balance at monthends.

     At December 31, 1997, and 1996, the Company had securities available for sale in the amount of $609 million and $781 million, respectively, including net unrealized gains on securities available for sale of $245 million and $159 million, respectively. At December 31, 1997 and 1996, the Company had no securities held to maturity or for trading in its investment securities portfolio.

     Included in the securities available for sale at December 31, 1997, and 1996, were collateralized mortgage obligations (CMOs) in the amount of $71 million and $170 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMO's. At December 31, 1997, the majority of the Company's CMOs had remaining terms to maturity of five years or less and all CMOs qualified for inclusion in the regulatory liquidity measurement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         MORTGAGE-BACKED SECURITIES

     At December 31, 1997 and 1996, the Company had mortgage-backed securities held to maturity in the amount of $3.8 billion and $4.1 billion, respectively, including $3.0 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities (MBS) subject to full credit recourse to the Company at December 31, 1997 and $3.3 billion at December 31, 1996. At December 31, 1997, and 1996, the Company had mortgage-backed securities available for sale in the amount of $157 million and $227 million, respectively, including net unrealized gains on mortgage-backed securities available for sale of $8 million and $11 million at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Company had no trading MBS.

     During 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS in November and securitized $1.0 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS in December. During 1996, the Company securitized $1.3 billion of adjustable rate mortgages into FNMA COFI-indexed MBS. During 1995, the Company securitized $2.3 billion of ARMs into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

     At December 31, 1997, $3.1 billion of the Company's total MBS portfolio were backed by ARMs. The percentage of MBS backed by ARMs was 78% at yearend 1997 compared to 77% at yearend 1996 and 67% at yearend 1995. The large amount of adjustable rate MBS is mainly due to the large amount of ARM loans securitized with recourse in 1995, 1996, and 1997. At December 31, 1997, fixed-rate mortgage-backed securities comprise the other 22% of the total MBS portfolio.

     Repayments of MBS during the years 1997, 1996, and 1995 amounted to $518 million, $413 million, and $210 million, respectively. MBS repayments were higher in 1997 due to an increase in prepayments on the underlying mortgages. MBS repayments were higher in 1996 due to the increase in total MBS outstanding and an increase in prepayments on the underlying mortgages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         LOAN PORTFOLIO

     New loan originations in 1997, 1996, and 1995 amounted to $7.5 billion, $7.0 billion, and $5.9 billion, respectively. The increase in loan volume in 1997 occurred because of a continued strong housing market and solid demand for ARMs, the Company's principal product. The increase in loan volume in 1996 occurred because rates on new fixed-rate mortgages generally remained around the 8% level during 1996, while the starting rates on ARMs, remained low and more affordable. Refinanced loans constituted 33% of new loan originations in 1997 compared to 34% in 1996 and 32% in 1995.

     The Company continues to sell most of its fixed-rate originations. Loans originated for sale were $217 million, $477 million, and $169 million for the years ended December 31, 1997, 1996, and 1995. The Company sold $209 million, $485 million, and $142 million of loans during 1997, 1996, and 1995, respectively. At December 31, 1997, the balance of loans sold with recourse was $653 million.

     Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 93% at yearend 1997 compared to 91% at yearend 1996 and 90% at yearend 1995. Golden West's ARM originations constituted approximately 95% of new mortgage loans made by the Company in 1997, compared with 90% in 1996 and 93% in 1995.

     Approximately $5.5 billion of the Company's ARMs have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 1997, $558 million of these ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.76% at December 31, 1997, compared to 7.75% at December 31, 1996. Without the floor, the average yield on these loans would have been 7.21% at December 31, 1997 and 7.10% at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The Company has lending operations in 26 states. The primary source of mortgage origination is loans secured by residential properties in California. In 1997, 54% of total loan originations were on residential properties in California, compared to 50% and 53% in 1996 and 1995, respectively. The five largest states, other than California, for originations for the year ended December 31, 1997, were Florida, Texas, Illinois, New Jersey, and Colorado with a combined total of 25% of total originations. The percentage of loans originated in California increased in 1997 as compared to 1996 due to the improvement in the California real estate market. Although California originations were a large portion of total 1996 originations, the California share of total 1996 originations decreased in 1996 as compared to 1995 due to increased loan volume in markets outside of California. The percentage of the total loan portfolio (excluding mortgage-backed securities) that is comprised of residential loans in California was 63% at December 31, 1997, 69% at December 31, 1996, and 73% at December 31, 1995. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 66% at December 31, 1997, 69% at December 31, 1996, and 73% at December 31, 1995. The total growth in the portfolio for the year ended December 31, 1997, was $3.1 billion or 10% compared to $1.9 billion or 7% for the year ended December 31, 1996. Had there not been $1.3 billion of loans securitized into MBS during 1996, the loan portfolio growth for 1996 would have been $3.0 billion or 10%.

     Loan repayments consisting of monthly loan amortization, payoffs, and refinances during the years 1997, 1996, and 1995 amounted to $3.8 billion, $3.1 billion, and $2.3 billion, respectively. The increase in repayments in 1997 was due to an increase in the balance of the loan portfolio as well as increased prepayment rates. The increase in repayments in 1996 was due to higher mortgage payoffs and higher refinances within the portfolio as well as an increase in the portfolio balance. The 1996 increase would have been even higher if the Company had not securitized $1.3 billion of loans into MBS during the year.


     ASSET QUALITY

     One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. NPAs amounted to $379 million, $456 million, and $390 million at yearends 1997, 1996, and 1995, respectively.

     The decrease in NPAs during 1997 reflected the improving California economy. The increase in NPAs during 1996 reflected the continued weakness in the Southern California housing market and increased bankruptcies nationwide. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The Company's troubled debt restructured (TDRs) were $44 million, or .11% of assets, at December 31, 1997, compared to $84 million, or .22% of assets, at December 31, 1996, and $45 million, or .13% of assets, at December 31, 1995. The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

     The Company's ratio of NPAs and TDRs to total assets decreased to 1.07% at December 31, 1997 compared to 1.43% and 1.24% at yearends 1996 and 1995, respectively.

     The Company has other impaired loans on which specific loss reserves have been provided and that were not otherwise included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $71 million, $56 million, and $60 million at yearends 1997, 1996, and 1995, respectively.

     ALLOWANCE FOR LOAN LOSSES

     The   Company's   allowance   for   loan   losses   was   $233 million   at
December 31, 1997,  compared to $196 million  and  $142 million at yearends 1996
and  1995,  respectively.   The  provision  for  loan  losses  was  $58 million,
$84 million, and $61 million in 1997, 1996, and 1995, respectively. The provision for loan losses as a percentage of the loan portfolio (including MBS with recourse) was .16% for the year ended December 31, 1997 as compare to .25% and .20% for the years ended December 31, 1996 and 1995, respectively. The allowance for loan losses as a percentage of the loan portfolio (including MBS with recourse) was .64% for the year ended December 31, 1997, as compared to
 .59% and .47% for the years ended December 31, 1996 and 1995, respectively.  Net
chargeoffs  for  the  years  ended   December 31, 1997,   1996,  and  1995  were
$20 million, $31 million, and $43 million, respectively. The ratio of net chargeoffs to average loans outstanding (including MBS with recourse) was .06% for the year ended December 31, 1997, as compared to .10% and .15% for the years ended 1996 and 1995, respectively. The improvements in these ratios reflect the improvement in the California economy as previously discussed in "Asset Quality."

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

     REAL ESTATE HELD FOR SALE

     At December 31, 1997, the Company had real estate held for sale in the amount of $62 million, compared to $82 million a year earlier. The largest balance of real estate held for sale continues to be one- to four-family properties in California.

     MORTGAGE SERVICING RIGHTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amended Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary market recognize, as separate assets, rights to service mortgage loans for others when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also required that financial institutions participating in the secondary mortgage market should evaluate and measure for impairment of capitalized mortgage servicing rights based on the fair value of those rights on a disaggregated basis. If the book value exceeds the fair value of the capitalized mortgage servicing rights, financial institutions are required to write-down the servicing rights to their fair value. The book value of Golden West's servicing rights did not exceed the fair value at December 31, 1997 or 1996 and, therefore, no adjustment was necessary. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) which superseded SFAS 122. The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. For the years ended December 31, 1997 and 1996, Golden West recognized gains of $5 million and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

$11 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance at December 31, 1997 and 1996 of the capitalized servicing rights was $11 million and $9 million, respectively.

     CHANGE IN ACCOUNTING FOR GOODWILL

     During 1996, the Company adopted SFAS 72, effective January 1, 1996, for goodwill related to the Company's acquisitions made prior to September 30, 1982. The adoption of SFAS 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote-off goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982, in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. Amortization of goodwill is recorded on the Company's consolidated statement of Net Earnings under the section titled "Non-Interest Income - Other".

     DEPOSITS

     Retail deposits increased by $1.5 billion in 1997 compared to increases of $1.3 billion and $1.6 billion in 1996 and 1995, respectively. Retail deposits increased during 1997, 1996, and 1995 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. In addition, during 1997, the Company actively promoted money market deposit accounts and a new high-yield checking account. Included in the 1995 increase was the 1995 acquisition of a savings bank in New Jersey with $48 million in deposits, which was subsequently renamed WFSB, and the effect of the sale of seven branches in Colorado with $153 million in deposits.

     Beginning in January 1997, the Company began a program to use government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance at December 31, 1997 included $525 million of these wholesale CDs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The mix of deposits changed during 1997 and 1996 as compared to 1995. During 1997, the Company actively promoted money market deposit accounts which accounted for part of the change in mix in 1997. In addition, the change was also due in part to a new program begun in the fourth quarter of 1996. Specifically, the 1997 and 1996 reported balances of interest-bearing checking accounts decreased as compared to 1995 and the 1997 and 1996 reported balances of money market accounts increased compared to balances reported in 1995 as a result of this new program which calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank.

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses Federal Home Loan Bank (FHLB) borrowings, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans and, capital stock of the Federal Home Loan Bank. FHLB advances amounted to $8.5 billion at December 31, 1997, compared to $8.8 billion and $6.4 billion at December 31, 1996, and 1995, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, banks and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.3 billion, $1.9 billion, and $1.8 billion at yearends 1997, 1996, and 1995, respectively. The $2.3 billion balance at December 31, 1997, includes $250 million in Federal Home Loan Bank of San Francisco MBS Reverse Repos which all mature in 1998.

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

FINANCIAL CONDITION (continued)

servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective date of Certain Provisions of FASB Statement No. 125" (SFAS
127), which delayed the effective date for portions of SFAS 125 until January 1, 1998. The impact of SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

     OTHER BORROWINGS

     As of December 31, 1997, Golden West, at the holding company level, had a total of $1.0 billion of subordinated debt issued and outstanding. At yearend 1997, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     At December 31, 1997, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     WSL also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and at yearend 1997, the full amount was available for issuance. As of December 31, 1997, WSL had a total of $100 million of subordinated notes issued and outstanding which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in WSL' risk-based regulatory capital as Supplementary Capital.

     WSL  currently  has on  file a  shelf  registration  with  the  OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at yearend 1997. WSL has medium-term notes outstanding under prior registrations with principal amounts of $110 million at December 31, 1997, compared to $590 million at December 31, 1996, and $1.6 billion at December 31, 1995. As of December 31, 1997, WSL's medium-term notes were rated Al and A+ by Moody's and S&P, respectively.

     During 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1997, WFSB had not issued any notes under this authority.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased during 1997 as a result of earnings and increased market values of securities available for sale. These increases were partially offset by the $48 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1996 as a result of earnings and increased market values of securities available for sale. These increases were partially offset by the $106 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during 1995 as a result of earnings and increased market values of securities available for sale.

     Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to total of 12.2 million shares of Golden West's common stock. As of December 31, 1997, 8.5 million shares had been repurchased and retired at a cost of $380 million since October 28, 1993, of which 731,000 shares were purchased and retired at a cost of $48 million during 1997. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

     The OTS requires federally insured institutions, such as WFSB and WSL, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1997, WFSB had tangible capital of $1.6 billion, or 6.51% of adjusted total assets, $1.2 billion in excess of the regulatory requirement. At December 31, 1997, WSL had tangible capital of $980 million, or 6.42% of adjusted total assets, $752 million in excess of the regulatory requirement.

     The second requirement is to have core capital of 3% of adjusted total assets. At December 31, 1997, WFSB had core capital of $1.6 billion, or 6.51% of adjusted total assets, $864 million in excess of the regulatory requirement. At December 31, 1997, WSL had core capital of $980 million, or 6.42% of adjusted total assets, $523 million in excess of the regulatory requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The third capital requirement is to have risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 1997, WFSB had risk-based capital in the amount of $1.7 billion or 12.80% of risk-weighted assets, exceeding the current requirement by $636 million. At December 31, 1997, WSL had risk-based capital in the amount of $1.2 billion or 13.64% of risk-weighted assets, exceeding the current requirement by $491 million.

     Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. The Company's insured subsidiaries qualify as well capitalized institutions under the rules applicable to them.

     The OTS limits capital distributions by savings associations. For purposes of capital distributions, the OTS has classified WFSB and WSL as a Tier 1 associations; thus, WFSB and WSL may pay dividends during a calendar year of up to 100% of net earnings to date during the calendar year plus up to one-half of capital in excess of the risk-based capital requirement at the end of the prior year subject to thirty days' advance notice to the OTS. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. During 1997, WSL obtained such approval and paid a total of $515 million in dividends to Golden West during 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company operates as a single segment and, therefore, SFAS 131 is expected to have no effect on the Company's financial statements. Both statements are effective for fiscal years beginning after December 15, 1997 and will be adopted in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

     Net earnings increased in 1997 as compared to 1996 (without the three nonrecurring items) primarily due to an increase in net interest income as a result of increases in interest earning assets, a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets, and a decrease in deposit insurance premiums partially offset by increases in other operating expenses. Without the three nonrecurring items, net earnings increased in 1996 as compared to 1995. Net earnings increased in 1996 as compared to 1995 primarily due to improvements in net interest income as a result of increases in interest earning assets and improvements in margins; an increase in non-interest income resulting from increased loan servicing fees, the recognition of capitalized servicing rights; and a reduction in deposit insurance premiums. These improvements to net earnings were partially offset by an increase in the provision for loan losses and a slight increase in the other general and administrative expenses.

     EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced "Primary" and "Fully-Diluted" Earnings Per Share with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. There is no adjustment to the number of outstanding shares for stock options or other dilutive items as was previously done in the calculation of Primary EPS. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In contrast, Fully-Diluted EPS used the period ending share price, if it exceeded the average price, in the calculation to determine the number of incremental shares that were to be added. The Company's Basic EPS for the years ended December 31, 1997, 1996, and 1995, was $6.22, $5.31 (before the three nonrecurring items), and $4.00, respectively. The Company reported Diluted EPS of $6.13 for the year ended December 31, 1997 as compared to $5.24 (before the three nonrecurring items), and $3.94 for the years ended December 31, 1996 and 1995, respectively.

     PROFIT MARGINS/SPREADS

     An  important   determinant  of  Golden  West's  earnings  is  its  primary spread--the difference between its yield on earning assets and its cost of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The following table shows the components of the Company's primary spread at the end of the years 1995 through 1997.

                                    TABLE 36

           Yield on Earning Assets, Cost of Funds, And Primary Spread
                   Including the Effect of Purchase Accounting

                                                                   December 31
                                                         --------------------------------
                                                          1997        1996        1995
                                                         --------   ---------   ---------
                   Yield on loan portfolio                  7.50%       7.39%      7.66%
                   Yield on investments                     6.48        6.88        5.96
                                                         --------   ---------   ---------
                   Yield on earning assets                  7.48        7.37        7.56
                                                         --------   ---------   ---------
                   Cost of deposits                         5.04        4.98        5.15
                   Cost of borrowings                       5.99        5.80        6.15
                                                         --------   ---------   ---------
                   Cost of funds                            5.36        5.28        5.50
                                                         --------   ---------   ---------
                   Primary spread                           2.12%       2.09%      2.06%
                                                         ========   =========   =========

     YIELD ON EARNING ASSETS

     Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the
COFI). Nevertheless, the yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features (see Asset/Liability Management section for further discussion).

     COST OF FUNDS

     Approximately 89% of Golden West's liabilities are subject to repricing in less than one year. Higher rates on deposit accounts as well as higher rates on borrowings led to an increase in the Company's cost of funds during 1997. Lower rates paid on deposit accounts led to a decrease in the Company's cost of funds during 1996.

     INTEREST RATE SWAPS AND CAPS

     The Company enters into interest rate swaps and caps as part of its interest rate risk management strategy. The Company had no caps outstanding during 1997. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap and cap activity decreased net interest income by $5 million, $10 million, and $29 million for the years ended December 31, 1997, 1996, and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The following table summarizes the unrealized gains and losses for interest rate swaps at December 31, 1997 and 1996.

                                    TABLE 37

           Unrealized Gains and Losses on Interest Rate Swaps and Caps
                                   (Thousands)

                                        December 31, 1997
                        --------------------------------------------------
                                                                Net
                         Unrealized        Unrealized        Unrealized
                            Gains            Losses            (Loss)
                        ==============    ==============   ===============
Interest rate swaps     $      11,043      $     36,897     $     (25,854)
                        ==============    ==============   ===============

                                        December 31, 1996
                        --------------------------------------------------
                                                                Net
                         Unrealized        Unrealized        Unrealized
                            Gains            Losses            (Loss)
                        ==============    ==============   ===============
Interest rate swaps      $     25,085      $     40,085     $     (15,000)
                        ==============    ==============   ===============

                                    TABLE 38

                       Interest Rate Swap and Cap Activity
                         (Notional Amounts in Millions)

                                       Receive          Pay                         Forward       Interest
                                        Fixed       Fixed Swaps       Basis        Starting          Rate
                                        Swaps                       Swaps(a)         Swaps          Caps
                                     ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1996             $   3,221     $    1,775     $       43     $      10      $     225
    Additions                                905            -0-            -0-           -0-            -0-
    Maturities                            (1,545)         (435)          (43)            -0-           (225)
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1996               2,581          1,340            -0-             10            -0-
    Additions                                100            -0-            -0-            -0-            -0-
    Maturities                            (1,002)          (232)           -0-            -0-            -0-
    Forward starting,
       becoming effective                    -0-            -0-            -0-            (10)           -0-
                                     ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997          $    1,679          1,108            -0-            -0-            -0-
                                     ============   ============   ============   ============   ============

(a)  Receives floating, pays floating.

     INTEREST ON LOANS

     In 1997 and 1996, interest on loans increased due to an increase in the average portfolio balance. In 1997 and in 1996, the average portfolio yields on the loan portfolio remained relatively flat in spite of the changes in the yearend yields at December 31, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     INTEREST ON MBS

     In 1997 and in 1996, interest on MBS increased due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments were higher in 1997 than in 1996 due to an increase in the average portfolio balance and increase in the average portfolio yield. Interest and dividends on investments were lower in 1996 than in 1995 due to a decrease in the average portfolio balance and a decrease in the average portfolio yield.

     INTEREST ON DEPOSITS

     The major portion of the Company's deposit base consists of savings accounts with remaining maturities of one year or less. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings balances outstanding. The increase in interest expense in 1997 was due to the increase in the average cost of deposits and an increase in the average balance of deposits. The increase in interest expense on deposits in 1996 was due to an increase in the average balance of deposits partially offset by a decrease in the average cost of deposits.

     INTEREST ON ADVANCES

     Interest paid on FHLB advances was higher in 1997 as compared to 1996 due to an increase in the average outstanding balance and an increase in the average cost of these borrowings. Interest paid on FHLB advances was higher in 1996 as compared to 1995 due to an increase in the average balance of these borrowings, which was partially offset by a decrease in the average cost of these borrowings.

     INTEREST ON OTHER BORROWINGS

     Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $295 million, $280 million, and $287 million for the years ended 1997, 1996, and 1995, respectively. The increase in the expense in 1997 over 1996 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost of other borrowings. The decrease in expense in 1996 over 1995 was due to a decrease in the average cost of these borrowings which was partially offset by an increase in the average borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $58 million, $84 million, and $61 million for the years ended 1997, 1996, and 1995, respectively. The lower provision in 1997 reflected the decrease in net chargeoffs, the decrease in nonperforming assets, and the improving California economy. The higher provision in 1996 reflected an increase in nonaccrual loans and higher bankruptcies.

     NON-INTEREST INCOME

     Non-interest income was $81 million, $75 million, and $40 million for the years ended December 31, 1997, 1996, and 1995, respectively. The increase in non-interest income in 1997 as compared to 1996 was mainly due to an increase in loan fee income. The increase in non-interest income in 1996 as compared to 1995 was due to the adoption of SFAS 122 and the recognition of capitalized mortgage servicing rights, and increased loan servicing fee income as a result of the securitization with recourse of $1.3 billion of loans with FNMA in 1996, which the Company continues to service.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased during the three years under discussion. The 1997 increase was due to the ongoing expansion of the savings and loan business, as well as the implementation of several major technology initiatives. The 1996 increase was due to the one-time SAIF assessment of $133 million. Without the one-time SAIF assessment, 1996 general and administrative expenses increased slightly from 1995 reflecting the modest increase in inflation. The 1997 and 1996 general and administrative expenses benefited from the lower deposit insurance premiums which partially offset the increase in personnel expense. The primary reasons for the increase in 1995 were the growth in savings deposits and general inflation.

     General and administrative expenses as a percentage of average assets was .84% for the year ended December 31, 1997 compared with .89% (without the one-time 1996 SAIF assessment) and .93% for the years ended December 31, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)


     DEPOSIT INSURANCE

     During 1996, federal legislation was enacted to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Also, beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, were increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000.

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

     Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill, the one-time SAIF assessment and excluding the aforementioned $139 million in tax benefits, increased slightly in 1997 over 1996 and in 1996 over 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     LIQUIDITY AND CAPITAL RESOURCES

     WFSB's' principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit; borrowings from the FHLB; borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has a number of other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for WFSB's and WSL's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends that WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries ($284 million in 1997 and $500 million in 1996), dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     YEAR 2000

     Golden West is aware of the system challenges that the year 2000 has created and currently has a plan in place to insure that all of the Company's systems will be year 2000 compliant by the beginning of the year 1999. The Company is currently in the process of identifying, prioritizing and modifying or replacing systems that may be affected by these year 2000 compliance issues (Year 2000 Project.) While Golden West believes it is doing everything technologically possible to assure year 2000 compliance, the success of the Year 2000 Project is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. The Company currently estimates that over the next two years, it will cost approximately $13 million to make all of its computer systems year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The amount expensed in 1997 was immaterial. Included in the $13 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company is likely to dedicate a number of its existing resources solely to the Year 2000 Project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 52 through 55 in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

Name and Age                       Position
------------                       --------
Herbert M. Sandler, 66             Chairman of the Board
                                   and Chief Executive Officer

Marion O. Sandler, 67              Chairman of the Board and
                                   Chief Executive Officer (a)

James T. Judd, 59                  Senior Executive Vice President

Russell W. Kettell, 54             President and Treasurer (b)

J. L. Helvey, 66                   Executive Vice President (c)

Dirk S. Adams, 46                  Group Senior Vice President

Robert C. Rowe, 42                 Senior Vice President and
                                   Secretary (d)

Carl M. Andersen, 37               Senior Vice President (e)

William C. Nunan, 46               Senior Vice President (f)

Maryellen B. Cattani, 54           Director

Louis J. Galen, 72                 Director

Antonia Hernandez, 50              Director

Patricia A. King, 55               Director

Bernard A. Osher, 70               Director

Kenneth T. Rosen, 49               Director

Leslie Tang Schilling, 43          Director

     Each of the above persons holds the same position with WFSB and WSL with the exception of James T. Judd who is President, Chief Operating Officer, and Director of WFSB and WSL and Russell W. Kettell who is a Senior Executive Vice President and Director of WFSB and WSL. Each executive officer has had the principal occupations shown for the prior five years except as follows:

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

     (e) Carl M. Andersen was elected Senior Vice President of the Company in 1997 and has held the same position with WSL since 1996. Prior thereto, Mr. Andersen served as Vice President since 1990.

     (f) William C. Nunan was elected Senior Vice President of the Company in 1997 and has held the same position with WSL since 1995. Prior thereto, Mr. Nunan served as Vice President since 1985.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 16, 1998, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 16, 1998, on pages 3 through 5 and 7 through 8 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2, 3, 5 and 6 of Registrant's Proxy Statement dated March 16, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 8 of the Registrant's Proxy Statement dated March 16, 1998, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Index to Financial StatementS

          See Index included on page 82 and the financial statements, which begin on page F-1.

     (2) Index to Financial Statement Schedules

          Financial statement schedules are omitted because they are not required or because the required information is included in the financial statements or the notes thereto.

     (3) Index To Exhibits

         Exhibit No.          Description

         3(a) Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to
                         Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

         3(b)            By-Laws, as amended, in 1997.

         4(a) The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

         10(a)           1996 Stock Option Plan, as amended, is incorporated
                         by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 1996, for the Company's 1996 Annual Meeting of Stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (a) (3) Index To Exhibits (continued)

        Exhibit No.      Description
        -----------      -----------

        10(b) Annual Incentive Bonus Plan is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 14, 1997, for the Company's 1997 Annual Meeting of Stockholders.

        10(c)            Deferred Compensation Agreement between the Company
                         and  James T.  Judd is  incorporated  by  reference  to
                         Exhibit 10(b) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

        10 (d)           Deferred Compensation Agreement between the Company
                         and Russell W. Kettell is  incorporated by reference to
                         Exhibit 10(c) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

        10(e)            Deferred Compensation Agreement between the Company
                         and J.  L.  Helvey  is  incorporated  by  reference  to
                         Exhibit 10(d) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

        10(f)            Deferred Compensation Agreement between the Company
                         and David C.  Welch is  incorporated  by  reference  to
                         Exhibit 10(f) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1987.

        10(g) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

        10(h)            Form of Supplemental  Retirement  Agreement between
                         the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (a) (3) Index To Exhibits (continued)

        Exhibit No.      Description
        -----------      -----------

          21(a) Subsidiaries of the Registrant is incorporated by reference to Exhibit 22(a) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1987.

          23(a)          Independent Auditors' Consent.

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


                                  GOLDEN WEST FINANCIAL CORPORATION


           By:   /s/ Herbert M. Sandler                    3/27/98
                 -------------------------------------------------------
                 Herbert M. Sandler,
                 Chairman of the Board and
                 Chief Executive Officer


           By:   /s/ Marion O. Sandler                     3/27/98
                 -------------------------------------------------------
                 Marion O. Sandler,
                 Chairman of the Board and
                 Chief Executive Officer


           By:   /s/ J. L. Helvey                          3/27/98
                 -------------------------------------------------------
                 J. L. Helvey,
                 Executive Vice President and
                 Chief Financial and
                 Accounting Officer







Dated:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen B. Cattani    3/27/98           /s/ Bernard A. Osher       3/27/98
-----------------------------------           ----------------------------------
Maryellen B. Cattani                           Bernard A. Osher
Director                                       Director

/s/ Louis J. Galen          3/27/98           /s/ Kenneth T. Rosen       3/27/98
-----------------------------------           ----------------------------------
Louis J. Galen                                 Kenneth T. Rosen
Director                                       Director

/s/ Antonia Hernandez       3/27/98           /s/ Herbert M. Sandler     3/27/98
-----------------------------------           ----------------------------------
Antonia Hernandez                              Herbert M. Sandler
Director                                       Director

/s/ Patricia A. King        3/27/98           /s/ Marion O. Sandler      3/27/98
-----------------------------------          ----------------------------------
Patricia A. King                               Marion O. Sandler
Director                                       Director

                                              /s/ Leslie Tang Schilling  3/27/98
                                              ----------------------------------
                                               Leslie Tang Schilling
                                               Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      -----
Independent Auditors' Report                                          F-1

Golden West Financial Corporation and Subsidiaries:
         Consolidated Statement of Financial Condition as of
         December 31, 1997, and 1996                                  F-2, F-3
         Consolidated Statement of Net Earnings for the years
         ended December 31, 1997, 1996, and 1995                      F-4
         Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 1997, 1996, and 1995                F-5
         Consolidated Statement of Cash Flows for the years
         ended December 31, 1997, 1996, and 1995                      F-6, F-7
         Notes to Consolidated Financial Statements                   F-8


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

     We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill related to acquisitions made prior to September 30, 1982, effective January 1, 1996, to conform with Statement of Financial Accounting Standards No. 72.


/s/ Deloitte & Touche LLP
Oakland, California
January 21, 1998

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 (Dollars in thousands except per share figures)











                                     ASSETS



                                                                               December 31
                                                                      -------------------------------
                                                                          1997             1996
                                                                      --------------   --------------
Cash                                                                   $    172,241    $     218,719
Securities available for sale at fair value
  (cost of $363,911 and $622,182) (Note B)                                  608,544          781,325
Other investments at cost (fair value of $252,648 and
  $1,078,832) (Note C)                                                      252,648        1,078,832
Mortgage-backed securities available for sale at fair value
  (cost of $148,864 and $216,948) (Notes D and L)                           157,327          227,466
Mortgage-backed securities held to maturity at cost
   (fair value of $3,833,527 and $4,089,066) (Notes E, K and L)           3,782,419        4,066,116
Loans receivable less allowance for loan losses of
  $233,280 and $195,702 (Notes F and K)                                  33,260,709       30,113,421
Interest earned but uncollected (Note G)                                    216,923          221,604
Investment in capital stock of Federal Home Loan Bank,
  at cost which approximates fair value (Note K)                            590,244          500,105
Real estate held for sale or investment (Note H)                             62,006           83,052
Prepaid expenses and other assets                                           247,003          226,054
Premises and equipment, net (Note I)                                        240,207          213,904
                                                                      --------------   --------------
                                                                      $  39,590,271    $  37,730,598
                                                                      ==============   ==============



















                 See notes to consolidated financial statements.




                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               December 31
                                                                      -------------------------------
                                                                          1997             1996
                                                                      --------------   --------------
Deposits (Note J)                                                      $ 24,109,717     $ 22,099,934
Advances from Federal Home Loan Bank (Note K)                             8,516,605        8,798,433
Securities sold under agreements to repurchase (Note L)                   2,334,048        1,908,126
Medium-term notes (Note M)                                                  109,992          589,845
Accounts payable and accrued expenses                                       446,325          452,182
Taxes on income (Note O)                                                    265,065          207,605
                                                                      --------------   --------------
                                                                         35,781,752       34,056,125

Subordinated notes (Note N)                                               1,110,488        1,323,996

Stockholders' equity (Notes P and R):
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 57,068,504 and 57,342,389 shares                  5,707            5,734
  Additional paid-in capital                                                 85,532           67,953
  Retained earnings                                                       2,457,055        2,177,098
                                                                      --------------   --------------
                                                                          2,548,294        2,250,785
  Unrealized gains on securities available for sale, net                    149,737           99,692
                                                                      --------------   --------------
          Total Stockholders' Equity                                      2,698,031        2,350,477
                                                                      --------------   --------------
                                                                      $  39,590,271    $  37,730,598
                                                                      ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENT OF NET EARNINGS
                 (Dollars in thousands except per share figures)

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1997              1996             1995
                                                        --------------    --------------   --------------
  Interest Income:
    Interest on loans                                    $  2,392,175      $  2,203,752     $  2,097,664
    Interest on mortgage-backed securities                    282,499           246,293          181,355
    Interest and dividends on investments                     157,823           131,516          148,422
                                                        --------------    --------------   --------------
                                                            2,832,497         2,581,561        2,427,441
  Interest Expense:
    Interest on deposits (Note J)                           1,209,646         1,061,414        1,048,390
    Interest on advances                                      437,028           409,040          369,239
    Interest on repurchase agreements                         150,557           117,960           70,709
    Interest on other borrowings                              144,771           162,187          216,267
                                                        --------------    --------------   --------------
                                                            1,942,002         1,750,601        1,704,605
                                                        --------------    --------------   --------------
      Net Interest Income                                     890,495           830,960          722,836
  Provision for loan losses                                    57,609            84,256           61,190
                                                        --------------    --------------   --------------
      Net Interest Income after Provision for
        Loan Losses                                           832,886           746,704          661,646
  Non-Interest Income:
    Fees                                                       45,910            38,558           29,200
    Gain (loss) on the sale of securities,
    mortgage-backed securities, and loans                       8,197           11,954              (493 )
    Other                                                      27,161            24,387           11,071
                                                        --------------    --------------   --------------
                                                               81,268            74,899           39,778
  Non-Interest Expense:
    General and administrative:
      Personnel                                               180,917           163,243          151,352
      Occupancy                                                55,508            50,171           48,737
      Deposit insurance (Note A)                                7,454           167,528           44,993
      Advertising                                              11,525             9,277            9,850
      Other                                                    71,555            63,203           61,260
                                                        --------------    --------------   --------------
                                                              326,959           453,422          316,192

  Earnings Before Taxes on Income                             587,195           368,181          385,232
    Taxes on income (Note O)                                  233,057            (1,732)         150,693
                                                        --------------    --------------   --------------
  Earnings Before Cumulative Effect of Change in
    Accounting for Goodwill                                   354,138           369,913          234,539
  Cumulative effect of change in accounting
    for goodwill                                                  -0-          (205,242)            -0-
                                                        --------------    --------------   --------------
  Net Earnings                                           $    354,138      $     164,671    $    234,539
                                                        ==============    ==============   ==============

  Basic earnings per share before cumulative
    effect of change in accounting for goodwill          $       6.22      $       6.38     $       4.00
  Cumulative effect of change in accounting
    for goodwill                                                 0.00             (3.54)            0.00
                                                        --------------    --------------   --------------
  Basic earnings per share (Note Q)                      $       6.22      $       2.84     $       4.00
                                                        ==============    ==============   ==============

  Diluted earnings per share before cumulative
    effect of change in accounting for goodwill          $       6.13      $       6.29     $       3.94
  Cumulative effect of change in accounting
    for goodwill                                                 0.00             (3.49)            0.00
                                                        --------------    --------------   --------------
  Diluted earnings per share (Note Q)                    $       6.13      $       2.80     $       3.94
                                                        ==============    ==============   ==============

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands except per share figures)

                                                                                      Unrealized
                                                                                       Gains on
                                                         Additional                   Securities         Total
                                             Common       Paid-in      Retained       Available      Stockholders'
                                             Stock        Capital      Earnings        for Sale         Equity
                                           -----------   ----------   ------------   -------------   --------------

Balance at January 1, 1995                 $   5,859      $  45,689   $ 1,929,740    $   18,986      $  2,000,274

Common stock issued upon exercise
  of stock options, including tax
  benefits - 349,290 shares                       35          9,664           -0-                           9,699

Net earnings                                     -0-            -0-       234,539                         234,539

Cash dividends on common
  stock ($.35 per share)                         -0-            -0-       (20,533)                        (20,533)

Purchase and retirement of
  67,836 shares of Company
  stock (Note P)                                  (7)           -0-        (2,863)                         (2,870)

Change in unrealized gains on
  securities available for sale                   -0-           -0-           -0-          57,244           57,244
                                           -----------   ----------   ------------   -------------   --------------
Balance at December 31, 1995                    5,887       55,353      2,140,883          76,230        2,278,353

Common stock issued upon exercise
  of stock options, including tax
  benefits -  401,780 shares                       40       12,600            -0-                           12,640

Net earnings                                      -0-          -0-        164,671                          164,671

Cash dividends on common
  stock ($.395 per share)                         -0-          -0-        (22,893)                        (22,893)

Purchase and retirement of
  1,930,800 shares of Company
  stock (Note P)                                 (193)         -0-       (105,563)                       (105,756)

Change in unrealized gains on
   securities available for sale                  -0-          -0-            -0-          23,462           23,462
                                           -----------   ----------   ------------   -------------   --------------
Balance at December 31, 1996                    5,734       67,953      2,177,098          99,692        2,350,477

Common stock issued upon exercise
  of stock options, including tax
  benefits - 457,215 shares                        46       17,579            -0-                           17,625

Net earnings                                      -0-          -0-        354,138                          354,138

Cash dividends on common
  stock ($.455 per share)                         -0-          -0-        (25,903)                         (25,903)

Purchase and retirement of
  731,100 shares of
  Company stock (Note P)                          (73)         -0-        (48,278)                         (48,351)

Change in unrealized gains on
  securities available for sale                   -0-          -0-            -0-          50,045           50,045
                                           -----------   ----------   ------------   -------------   --------------
Balance at December 31, 1997               $    5,707    $  85,532    $ 2,457,055    $    149,737    $   2,698,031
                                           ===========   ==========   ============   =============   ==============


                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1997             1996            1995
                                                                    -------------    -------------   --------------
Cash Flows From Operating Activities:
  Net earnings                                                      $    354,138     $    164,671    $     234,539
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                             57,609           84,256           61,190
    Cumulative effect of change in accounting for goodwill                   -0-          205,242              -0-
    Amortization of loan fees and discounts                              (17,958)         (23,038)         (20,746)
    Depreciation and amortization                                         21,270           19,592           21,568
    Loans originated for sale                                           (217,264)        (476,589)        (169,020)
    Sales of loans originated for sale                                   208,826          484,601          141,648
    Decrease (increase) in interest earned but uncollected                 4,681            3,791          (22,939)
    Federal Home Loan Bank stock dividends                               (42,590)         (29,813)         (21,511)
    (Increase) in prepaid expenses and other assets                      (12,259)         (62,811)         (11,205)
    Increase (decrease) in accounts payable and accrued expenses          (5,857)           1,368            7,121
    Increase (decrease) in taxes on income                                24,069         (164,902)          21,210
    Other, net                                                            (4,504)         (14,032)         (27,426)
                                                                    -------------    -------------   --------------
      Net cash provided by operating activities                          370,161          192,336          214,429

Cash Flows From Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                        (7,265,709)      (6,535,973)      (5,780,044)
    Real estate loans purchased                                           (2,480)          (5,070)         (30,837)
    Other, net                                                           (46,781)         (26,906)         (64,754)
                                                                    -------------    -------------   --------------
                                                                      (7,314,970)      (6,567,949)      (5,875,635)

  Real estate loan principal payments:
    Monthly payments                                                     693,134          624,896          511,710
    Payoffs, net of foreclosures                                       2,790,066        2,176,271        1,560,485
    Refinances                                                           303,714          276,028          182,323
                                                                    -------------    -------------   --------------
                                                                       3,786,914        3,077,195        2,254,518
  Purchases of mortgage-backed securities available for sale                 -0-              -0-           (6,254)
  Purchases of mortgage-backed securities held to maturity                   -0-           (1,522)        (99,032)
  Sales of mortgage-backed securities available for sale                     -0-              -0-            6,396
  Repayments of mortgage-backed securities                               518,224          412,576          210,388
  Proceeds from sales of real estate                                     226,135          203,936          193,389
  Purchases of securities available for sale                              (2,916)        (824,734)      (2,992,018)
  Sales of securities available for sale                                  11,944           81,133          290,624
  Matured securities available for sale                                  249,029          908,436        3,392,495
  Decrease (increase) in other investments                               826,184          111,328         (655,560)
  Purchases of Federal Home Loan Bank stock                              (56,239)        (164,894)         (13,486)
  Redemptions of Federal Home Loan Bank stock                                -0-           37,649           12,650
  Additions to premises and equipment                                    (53,834)         (30,465)         (24,099)
                                                                    -------------    -------------   --------------
    Net cash used in investing activities                             (1,809,529)      (2,757,311)      (3,305,624)







                 See notes to consolidated financial statements.



                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1997             1996            1995
                                                                    -------------    -------------   --------------
Cash Flows From Financing Activities:
  Deposit activity:
    Increase in deposits, net                                       $  1,041,843     $    382,732    $     781,850
    Interest credited                                                    967,940          869,292          846,671
                                                                    -------------    -------------   --------------
                                                                       2,009,783        1,252,024        1,628,521

    Additions to Federal Home Loan Bank advances                       2,571,200        3,695,322        1,051,490
    Repayments of Federal Home Loan Bank advances                     (2,853,217)      (1,344,429)      (1,093,122)
    Proceeds from agreements to repurchase securities                  6,385,060        4,566,506        3,424,725
    Repayments of agreements to repurchase securities                 (5,959,138)      (4,476,323)      (2,208,603)
    Proceeds from medium-term notes                                          -0-              -0-          699,360
    Repayments of medium-term notes                                     (480,000)      (1,008,135)        (267,000)
    Proceeds from federal funds purchased                             59,632,000        1,250,000              -0-
    Repayments of federal funds purchased                            (59,632,000)      (1,250,000)        (250,000)
    Proceeds from subordinated debt                                          -0-              -0-           99,283
    Repayments of subordinated debt                                     (215,000)             -0-              -0-
    Dividends on common stock                                            (25,903)         (22,893)         (20,533)
    Exercise of stock options                                              8,456            8,683            6,198
    Purchase and retirement of Company stock                             (48,351)        (105,756)          (2,870)
                                                                    -------------    -------------   --------------
      Net cash provided by financing activities                        1,392,890        2,564,999        3,067,449
                                                                    -------------    -------------   --------------
Net Increase (Decrease) in Cash                                          (46,478)              24          (23,746)
Cash at beginning of period                                              218,719          218,695          242,441
                                                                    =============    =============   ==============
Cash at end of period                                               $    172,241     $    218,719     $    218,695
                                                                    =============    =============   ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                        $  1,948,021     $  1,789,487     $   1,640,261
    Income taxes                                                         201,306          165,560          128,123
  Cash received for interest and dividends                             2,837,178        2,585,352        2,404,502
  Noncash investing activities:
    Loans transferred to foreclosed real estate                          201,304          220,642          216,392
    Mortgage-backed securities transferred from available for
      sale to held to maturity (at fair value)                            30,003          217,719              -0-
    Adjustable rate mortgages securitized into
       mortgage-backed securities with recourse                        1,022,455        1,297,669        2,325,589
    Mortgage-backed securities with recourse desecuritized
       into adjustable rate mortgages                                    856,038              -0-              -0-


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). The Company's principal operating subsidiaries are World Savings Bank, a federally chartered savings bank (WFSB) and World Savings and Loan Association, a federally chartered association (WSL), (collectively, the Insured Institutions). At December 31, 1997, the assets of these subsidiaries were $25 billion and $15 billion, respectively. Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Nature of Operations

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 250 savings branches in seven states and 227 loan offices in 26 states. The Company's primary source of revenue is interest from loans on residential real estate.

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

Cash and Investments

     Effective December 1, 1997, the Insured Institutions are required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at either a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or b) 4% of the prior quarter's ending balance of short-term deposits and borrowings. Prior to December 1, 1997, the Insured Institutions were required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at a monthly average of daily balances of not less than 5% of deposits and short-term borrowings.

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. At December 31, 1997 and 1996, the Company had no securities held to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of federal funds and short-term repurchase agreements, which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

    GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED
                        FINANCIAL STATEMENTS (Continued)

                 Years ended December 31, 1997, 1996, and 1995
                    (Dollars in thousands except per share)

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

     The adjustable rate mortgage (ARM) is the Company's primary real estate loan. The ARM carries an interest rate that may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. The Company also offers "modified" ARMs, loans that offer a low, fixed rate generally from 1% to 3% below the contract rate for an initial period, primarily one to 12 months.

     The Company does make a limited number of loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or market. Some of these loans are sold with recourse and a recourse liability reserve is provided on the sale of these loans.

     A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to measure impairment based on the fair value of the collateral. When the value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the fair value of the collateral.

     Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the actual life of the related loans using the interest method.

     "Fees," which include fees for prepayment of loans, income for servicing loans, late charges for delinquent payments, fees from deposit accounts, and miscellaneous fees, are recorded when collected.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)

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

Mortgage Servicing Rights

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others (CMSRs) when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that any financial institution participating in the secondary mortgage market should evaluate and measure impairment of CMSRs based on the fair value of those rights on a disaggregated basis. CMSRs are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 1997 and 1996, there was no impairment. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. The balance of CMSRs is included in "Prepaid expenses and other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fee income" in the Consolidated Statement of Net Earnings.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


Goodwill

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," (SFAS 72) for goodwill related to acquisitions made prior to September 30, 1982. Up until 1996, the Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption of SFAS 72 for goodwill relating to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote off goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. Financial statements for the periods prior to 1996 have not been restated. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982, amounting to less than .2% of total assets, is not material and has been reclassified to other assets. Amortization of goodwill is recorded on the Consolidated Statement of Net Earnings under the section titled "Non-Interest Income - Other."

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

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127) which delayed the effective date for portions of SFAS 125 until January 1, 1998. The impact of SFAS 127 on the Company's financial condition and results of operations is not expected to be material.

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

     An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to limit the impact of changes in interest rates on mortgage loans, or other designated assets, deposits or borrowings. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the designated balance sheet item. The designated balance sheet item is generally a pool of assets or liabilities with similar interest rate characteristics. Some interest rate swaps are entered into with starting dates in the future in anticipation of future prepayments on fixed-rate assets.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


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

     In years prior to 1996, the Insured Institutions were permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a reserve for bad debts subject to certain limitations. In the event distributions (which are subject to the regulatory restrictions described under "Regulatory Capital Requirements") are made from these reserves, such distributions will be subject to federal income taxes at the then prevailing corporate rates. It is not contemplated that accumulated reserves will be used in a manner that will create income tax liabilities.

Regulatory Capital Requirements

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards. Under FIRREA, thrifts and savings banks must have tangible capital equal to 1.5% of adjusted total assets, have core capital equal to 3% of adjusted total assets, and have risk-based capital equal to 8% of risk-weighted assets.

     At December 31, WFSB had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    1997                                                1996
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible      $ 1,603,530      6.51%    $    369,694     1.50 %   $ 1,133,016      6.69%    $   254,140     1.50%
Core            1,603,530      6.51          739,388     3.00       1,133,016      6.69         508,279     3.00
Risk-based      1,695,565     12.80        1,060,024     8.00       1,173,583     13.14         714,609     8.00

     At December 31, WSL had the following regulatory capital calculated in accordance with FIRREA's capital standards:


                                    1997                                                1996
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible      $   980,483      6.42%    $    228,950     1.50 %   $ 1,334,813      6.37%    $   314,254     1.50%
Core              980,483      6.42          457,901     3.00       1,334,813      6.37         628,507     3.00
Risk-based      1,186,445     13.64          695,611     8.00       1,655,820     13.91         952,631     8.00


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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. WFSB and WSL, are both regulated by the OTS. As of December 31, 1997, the most recent notification from the OTS categorized both WFSB and WSL, as "well capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

     At December 31,   WFSB had the following  regulatory  capital calculated in
accordance with FDICIA's capital standards:

                                      1997                                               1996
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio      Capital       Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  -----------   --------    -----------  ---------   ------------  ---------
Leverage         $ 1,603,530     6.51%    $ 1,232,313     5.00%     $ 1,133,016     6.69%      $ 847,132      5.00%

Tier 1 risk-based  1,603,530    12.10         795,018     6.00        1,133,016    12.68          535,957     6.00

Total risk-based   1,695,565    12.80       1,325,031    10.00        1,173,583    13.14          893,261    10.00

     At December 31,   WSL had the following  regulatory  capital  calculated in
accordance with FDICIA's capital standards:

                                      1997                                               1996
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio      Capital       Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  -----------   --------    -----------  ---------   ------------  ---------
Leverage          $  980,483     6.42%    $  763,168      5.00%     $ 1,334,813    6.37%     $ 1,047,512     5.00%

Tier 1 risk-based    980,483    11.28        521,709      6.00        1,334,813    11.21         714,473      6.00

Total risk-based   1,186,445    13.64        869,514     10.00        1,655,820    13.91       1,190,788     10.00

Retained Earnings

     Under OTS regulations, the OTS must be given at least 30 days' advance notice by WFSB or WSL of any proposed dividend to be paid to the Company. Under OTS regulations, WFSB and WSL are classified as Tier 1 institutions and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of their capital in excess of the OTS capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS.

     At December 31, 1997, $252 million of the Insured Institutions' retained earnings had not been subjected to federal income taxes due to the application of the bad debt deduction, and $998 million of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WFSB and WSL.

Earnings Per Share

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" (SFAS 128). SFAS 128 replaces "Primary" and "Fully-Diluted" Earnings Per Share (EPS) with "Basic EPS" and "Diluted EPS" for fiscal years ending after December 15, 1997. The Company has adopted SFAS 128 as of December 31, 1997 and has calculated Basic EPS and Diluted EPS in accordance with the guidelines established in SFAS 128. (See footnote Q for further details.)

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


Deposit Insurance

     During 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of deposits, but lowered savings and loan deposit insurance premiums starting in the fourth quarter of 1996. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.65 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB, was increased from $0.00 per $1,000 in savings balances to $.13 per $1,000.


NOTE  B - Securities Available for Sale

     The following is a summary of securities available for sale:

                                                                             December 31, 1997
                                                       --------------------------------------------------------------
                                                                        Unrealized      Unrealized         Fair
                                                           Cost            Gains          Losses           Value
                                                       --------------  --------------  --------------  --------------
U.S. Treasury and government agency obligations         $    200,989    $        856   $         -0-   $     201,845
Collateralized mortgage obligations                           72,545               7           1,120          71,432
Equity securities                                             90,377         244,897               7         335,267
                                                       --------------  --------------  --------------  --------------
                                                        $    363,911    $    245,760   $       1,127   $     608,544
                                                       ==============  ==============  ==============  ==============


                                                                            December 31, 1996
                                                     ----------------------------------------------------------------
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
                                                      ==============  ==============   ==============  ==============

     The weighted average portfolio yields on securities available for sale were 6.88% and 6.64% at December 31, 1997, and 1996, respectively. Sales of securities available for sale resulted in realized gains of $3,039 (1997), $841 (1996), and $10 (1995) and realized losses of $46 (1997), $-0- (1996), and
$515 (1995).

     At December 31, 1997, the securities available for sale had maturities as follows:

                                                    Amortized          Fair
           Maturity                                   Cost             Value
           -----------------------------------    --------------   -------------
           No maturity                            $      90,377    $     335,267
           1998                                         225,763          226,219
           1999 through 2002                             18,643           18,390
           2003 through 2007                                971            1,000
           2008 and thereafter                           28,157           27,668
                                                  --------------   -------------
                                                  $     363,911    $     608,544
                                                  ==============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  C - Other Investments

         The following is a summary of other investments:

                                                                                December 31
                                                                      --------------------------------
                                                                          1997              1996
                                                                      --------------   ---------------
         Eurodollar time deposits, at cost                            $     180,000     $     102,400
         Federal funds, at cost                                              72,648           324,432
         Short-term repurchase agreements collateralized
           by mortgage-backed securities, at cost                               -0-           652,000
                                                                      --------------   ---------------
                                                                      $     252,648      $  1,078,832
                                                                      ==============   ===============

     At December 31, 1997, and 1996, cost approximated fair market value and there were no unrealized gains or losses.

     The weighted average portfolio yields on other investments were 5.91% and 7.01% at December 31, 1997, and 1996, respectively. There were no sales of other investments during 1997, 1996, or 1995.

     As of December 31, 1997, the entire other investments portfolio matures in 1998.


NOTE  D - Mortgage-Backed Securities Available for Sale

     Mortgage-backed securities available for sale are summarized as follows:

                                                                   December 31, 1997
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
        Available for sale without recourse:
          FNMA                                 $    53,855    $      2,365     $        62   $      56,158
          FHLMC                                     56,822           3,147              72          59,897
          GNMA                                      38,110           3,097               8          41,199
          Other                                         77             -0-               4              73
                                              -------------   -------------   -------------  --------------
           Total available for sale            $   148,864    $      8,609     $       146    $    157,327
                                              =============   =============   =============  ==============

                                                                   December 31, 1996
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
        Available    for   sale    without
        recourse:
          FNMA                                $     97,696    $      3,395     $       421   $     100,670
          FHLMC                                     71,372           3,913             135          75,150
          GNMA                                      47,784           3,807              40          51,551
          Other                                         96             -0-               1              95
                                             --------------   -------------   -------------  --------------
           Total available for sale           $    216,948    $     11,115     $       597   $     227,466
                                              =============   =============   =============  ==============

     The weighted average portfolio yields on mortgage-backed securities available for sale were 9.18% and 8.73% at December 31, 1997, and 1996, respectively. Principal proceeds from the sales of securities from the mortgage-backed securities available for sale portfolio were $-0- (1997), $-0- (1996), and $6,409 (1995) and resulted in realized gains of $-0- (1997),
$-0- (1996), and $13 (1995) and no realized losses for 1997, 1996, or 1995.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


     At December 31, 1997, mortgage-backed securities available for sale had contractual maturities as follows:

                                                   Amortized           Fair
          Maturity                                   Cost              Value
          ------------------------------------   --------------    --------------
          1998 through 2002                      $         429      $        434
          2003 through 2007                              2,733             2,789
          2008 and thereafter                          145,702           154,104
                                                 --------------    --------------
                                                 $     148,864      $    157,327
                                                 ==============    ==============

NOTE  E - Mortgage-Backed Securities Held to Maturity

     Mortgage-backed securities held to maturity are summarized as follows:

                                                                   December 31, 1997
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
        Held to maturity without recourse:
          FNMA                                $    639,902    $     13,569     $     1,973         651,498
          FHLMC                                     58,071           5,195             -0-          63,266
          GNMA                                      54,056           4,916             -0-          58,972
                                              -------------   -------------   -------------  --------------
                                                   752,029          23,680           1,973         773,736
        Held to maturity with recourse:
          FNMA                                   3,030,390          29,401             -0-       3,059,791
                                             -------------   -------------   -------------  --------------
          Total held to maturity              $  3,782,419    $     53,081    $      1,973    $  3,833,527
                                             =============   =============   =============  ==============

                                                                   December 31, 1996
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
        Held to maturity without recourse:
          FNMA                                $    662,584    $      7,897    $      9,974    $    660,507
          FHLMC                                     71,418           6,153             -0-          77,571
          GNMA                                      66,690           5,030             -0-          71,720
                                              -------------   -------------   -------------  --------------
                                                   800,692          19,080           9,974         809,798
        Held to maturity with recourse:
          FNMA                                   3,265,424          13,844             -0-       3,279,268
                                              -------------   -------------   -------------  --------------
          Total held to maturity              $  4,066,116    $     32,924     $     9,974    $  4,089,066
                                              =============   =============   =============  ==============

     The weighted average portfolio yields on mortgage-backed securities held to maturity were 7.15% and 7.05% at December 31, 1997, and 1996, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 1997, 1996, or 1995.

     At December 31, 1997, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                   Amortized           Fair
          Maturity                                   Cost              Value
          ------------------------------------   --------------    --------------
          1998 through 2002                      $         -0-      $        -0-
          2003 through 2007                                 50                53
          2008 and thereafter                        3,782,369         3,833,474
                                                 --------------   ---------------
                                                 $   3,782,419      $  3,833,527
                                                 ==============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)

NOTE  F - Loans Receivable

                                                                                     December 31
                                                                           --------------------------------
                                                                               1997              1996
                                                                           --------------    --------------
          Loans collateralized primarily by first deeds of trust:
            One- to four-family dwelling units                             $  28,978,476     $  25,862,898
            Over four-family dwelling units                                    4,462,990         4,403,389
            Commercial property                                                   82,888            97,852
            Land                                                                     977             1,147
                                                                           --------------    --------------
                                                                              33,525,331        30,365,286
          Loans on savings accounts                                               28,167            31,936
                                                                           --------------    --------------
                                                                              33,553,498        30,397,222
          Less:
            Undisbursed loan funds                                                 3,306             3,920
            Unearned fees and discounts                                           45,953            69,938
            Unamortized discount arising from acquisitions                        10,250            14,241
            Allowance for loan losses                                            233,280           195,702
                                                                           ==============    ==============
                                                                           $  33,260,709     $  30,113,421
                                                                           ==============    ==============

     In  addition  to loans  receivable,  WSL  services  loans  for  others.  At
December 31, 1997, and 1996, the amount of loans serviced for others (non-affiliated) was $4,403,254 and $4,563,113, respectively, including $1.0 billion in 1997, $1.3 billion in 1996, and $2.3 billion in 1995 of loans that were securitized into FNMA MBS with recourse.

     During 1997, the Company desecuritized $856 million of MBS with recourse into adjustable rate mortgages which had a balance of $844 million at December 31, 1997. These adjustable rate mortgages have been separately identified as "held to maturity" and it is the Company's intention to hold them to maturity.

     At December 31, 1997, and 1996, the Company had $23 million and $15 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market. Outstanding loans sold with recourse amounted to $653 million and had a valuation liability of $886 thousand as of December 31, 1997.

     Capitalized mortgage servicing rights are included in "Prepaid expenses and other assets" on the balance sheet. The following is a summary of capitalized mortgage servicing rights:

                                                                            Year Ended December 31
                                                                          ---------------------------
                                                                              1997           1996
                                                                           -----------    -----------
          Balance at January 1                                             $    9,325     $      -0-
          New capitalized mortgage servicing rights from loan sales             4,914         10,809
          Amortization of capitalized mortgage servicing rights                (3,123)        (1,484)
                                                                          ------------    -----------
          Balance at December 31                                           $    11,116    $     9,325
                                                                           ===========    ===========

     A summary of the changes in the allowance for loan losses is as follows:

                                                                               Year Ended December 31
                                                                    ---------------------------------------------
                                                                        1997            1996           1995
                                                                     ------------   -------------   ------------
          Balance at January 1                                       $   195,702    $    141,988    $   124,003
          Provision for loan losses charged to expense                    57,609          84,256         61,190
          Less loans charged off                                         (20,818)        (31,239)       (44,656)
          Recoveries                                                         787             697          1,451
                                                                     ------------   -------------   ------------
          Balance at December 31                                     $   233,280    $    195,702    $   141,988
                                                                     ============   =============   ============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


     The following is a summary of impaired loans:

                                                                            December 31
                                                                    -----------------------------
                                                                        1997            1996
                                                                     ------------    ------------
          Nonperforming loans                                        $   317,550     $   373,157
          Troubled debt restructured                                      43,795          84,082
          Other impaired loans                                            71,022          55,961
                                                                     ------------    ------------
                                                                     $   432,367     $   513,200
                                                                     ============    ============

     The portion of the allowance for loan losses that was specifically provided for impaired loans was $19,848 and $19,356 at December 31, 1997 and 1996, respectively. The average recorded investment in total impaired loans was $495,592 and $477,426 during 1997 and 1996, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during years ended December 31, 1997, 1996, and 1995 on the total of impaired loans at each yearend was $20,064 (1997), $25,140 (1996), and $19,141 (1995).

NOTE G - Interest Earned But Uncollected

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1997                1996
                                                                          --------------     --------------
          Loans receivable                                                $     135,262      $     127,534
          Mortgage-backed securities                                             27,947             22,410
          Interest rate swaps                                                    41,990             58,418
          Other                                                                  11,724             13,242
                                                                          --------------     --------------
                                                                          $     216,923      $    221,604
                                                                          ==============     ==============


NOTE  H - Real Estate Held for Sale or Investment

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1997               1996
                                                                          --------------     --------------
          Real estate acquired through foreclosure of loans, net of
            allowance for losses                                           $     61,517      $      82,075
          Real estate in judgment, net of allowance for losses                       67                416
          Real estate held for investment, net of allowance for losses              422                561
                                                                          --------------     --------------
                                                                           $     62,006      $      83,052
                                                                          ==============     ==============

NOTE  I - Premises and Equipment

                                                                                   December 31
                                                                          -------------------------------
                                                                              1997             1996
                                                                          --------------   --------------
          Land                                                            $      61,178    $      56,319
          Building and leasehold improvements                                   175,834          161,413
          Furniture, fixtures, and equipment                                    158,162          139,173
                                                                          --------------   --------------
                                                                                395,174          356,905
          Accumulated depreciation and amortization                             154,967          143,001
                                                                          --------------   --------------
                                                                          $      240,207   $     213,904
                                                                          ==============   ==============


     Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

     The aggregate rentals under long-term operating leases on land or premises in effect on December 31, 1997, and which expire between 1998 and 2064, amounted to approximately $157,751. The approximate minimum payments during the five years ending 2002 are $16,683 (1998), $14,616 (1999), $12,584 (2000),
$8,713 (2001), and $7,570 (2002). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $19,531 (1997), $18,289 (1996), and $17,540 (1995).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  J - Deposits


                                                                           December 31
                                                     --------------------------------------------------------
                                                                1997                         1996
                                                     ---------------------------  ---------------------------
                                                       Rate*         Amount         Rate*         Amount
                                                      --------    --------------   ----------  --------------
          Deposits by rate:
            Interest-bearing checking accounts           1.75%     $     85,343        1.17%    $    318,422
            Passbook accounts                            2.14           528,727        2.22          550,075
            Money market deposit accounts                3.95         4,160,734        2.44        1,565,682
            Term certificate accounts with original
              maturities of:
              4 weeks to 1 year                          5.15         8,996,965        5.20       10,144,102
              1 to 2 years                               5.47         5,750,387        5.20        5,012,735
              2 to 3 years                               5.45         1,478,756        5.85        1,587,068
              3 to 4 years                               5.67           431,400        5.67          565,997
              4 years and over                           5.87         1,440,434        5.71        1,993,983
            Retail jumbo CDs                             5.54           711,010        5.23          360,441
            Wholesale CDs                                5.86           525,305        0.00              -0-
            All other                                    7.62               656        7.70            1,429
                                                                  --------------               --------------
                                                                  $  24,109,717                $  22,099,934
                                                                  ==============               ==============

     *Weighted average interest rate including the impact of interest rate swaps.

                                                                             December 31
                                                                 ------------------------------------
                                                                      1997                 1996
                                                                  --------------       --------------
          Deposits by remaining maturity
            at yearend:
              No contractual maturity                             $   4,774,804        $   2,434,179
              Maturity within one year:
                1st quarter                                           6,902,716            7,811,583
                2nd quarter                                           3,882,891            4,737,429
                3rd quarter                                           3,427,126            3,221,586
                4th quarter                                           2,357,047            1,238,244
                                                                  --------------       --------------
                                                                     16,569,780           17,008,842
              1 to 2 years                                            2,147,644            1,518,861
              2 to 3 years                                              344,990              810,336
              3 to 4 years                                              129,787              161,935
              Over 4 years                                              142,712              165,781
                                                                  --------------       --------------
                                                                  $  24,109,717        $  22,099,934
                                                                  ==============       ==============

     At December 31, the weighted average cost of deposits was 5.04% (1997) and 4.98% (1996).

     Interest expense on deposits is summarized as follows:

                                                                          Year Ended December 31
                                                             -------------------------------------------------
                                                                 1997              1996             1995
                                                             --------------   ---------------   --------------
          Interest-bearing checking accounts                 $       1,100    $        7,536    $       9,258
          Passbook accounts                                         15,989            17,967           17,771
          Money market deposit accounts                             70,810            25,294           30,262
          Term certificate accounts                              1,121,747         1,010,617          991,099
                                                             --------------   ---------------   --------------
                                                             $   1,209,646    $    1,061,414    $   1,048,390
                                                             ==============   ===============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  K - Advances from Federal Home Loan Bank

     Advances are secured by pledges of $11,417,428 of certain loans, capital stock of the Federal Home Loan Bank, and MBS with a market value of $500,349, and these borrowings have maturities and interest rates as follows:

                                           December 31, 1997
          ------------------------------------------------------------------------------------
                                                                   Receive
                                                     Stated         Fixed        Adjusted
          Maturity                    Amount          Rate          Swaps         Rate*
          ----------------------   --------------   ----------   ------------   -----------
          1998                     $   1,478,629         5.89%                        5.89%
          1999                           576,471         6.04                         6.04
          2000                         2,188,592         5.82          (0.01)%        5.81
          2001                         1,171,304         5.85                         5.85
          2002                         1,235,305         5.96                         5.96
          2003 and thereafter          1,866,304         5.47          (0.06)         5.41
                                   --------------
                                   $   8,516,605
                                   ==============


                                           December 31, 1996
          ------------------------------------------------------------------------------------
                                                                  Receive
                                                     Stated        Fixed         Adjusted
          Maturity                    Amount          Rate         Swaps          Rate*
          ----------------------   -------------   -----------   -----------    -----------
          1997                     $  2,649,000          5.56%                        5.56%
          1998                        1,470,102          5.66                         5.66
          1999                          568,933          4.82                         4.82
          2000                          681,775          5.85         (0.03)%         5.82
          2001                          665,241          5.59                         5.59
          2002 and thereafter         2,763,382          5.34         (0.04)          5.30
                                   -------------
                                   $  8,798,433
                                   =============


     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, the weighted average adjusted interest rate was 5.78% (1997) and 5.47% (1996). These borrowings averaged $7,813,493 (1997) and
$7,343,334 (1996) and the maximum outstanding at any monthend was $8,516,605 (1997) and $8,798,433 (1996).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  L - Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $2,398,471 and $1,956,455 at December 31, 1997, and 1996, respectively.

                                                 December 31, 1997
          -------------------------------------------------------------------------------------------------
                                                                    Pay         Receive
                                                     Stated        Fixed         Fixed        Adjusted
          Maturity                     Amount         Rate         Swaps         Swaps         Rate*
          -----------------------   -------------   ----------   ----------   ------------   -----------
          1998                      $  1,084,586         5.69%       (0.03)%                      5.66%
          1999                           556,600         5.86                       (0.03)%       5.83
          2000                           600,000         5.75                                     5.75
          2001                            92,862         5.84                                     5.84
                                    -------------
                                    $  2,334,048
                                    =============


                                                 December 31, 1996
          -------------------------------------------------------------------------------------------------

                                                                    Pay        Receive
                                                     Stated        Fixed        Fixed         Adjusted
          Maturity                     Amount         Rate         Swaps        Swaps          Rate*
          -----------------------   -------------   ----------   ----------   -----------    -----------
          1997                       $ 1,335,335         5.40%                                    5.40%
          1998                           450,000         5.58        (0.02)%                      5.56
          1999                             6,600         8.09                      (2.88)%        5.21
          2001                           116,191         5.58                                     5.58
                                    -------------
                                    $  1,908,126
                                    =============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, these liabilities had a weighted average adjusted interest rate of 5.73% (1997) and 5.45% (1996). These borrowings averaged $2,563,891 (1997) and $2,013,427 (1996) and the weighted average interest rate on these averages was 5.61% for 1997 and 5.78% for 1996. The maximum outstanding at any monthend was $2,955,649 (1997) and $2,375,573 (1996). At the end of 1997
and 1996, respectively, $2,334,048 and $1,614,763 of the agreements to repurchase with broker/dealers and the Federal Home Loan Bank of San Francisco were to reacquire the same securities. Agreements with broker/dealers to repurchase substantially the same securities amounted to $-0- (1997) and $293,363 (1996).


NOTE M - Medium-Term Notes

     Medium-term notes are unsecured obligations of WSL. They have maturities and interest rates as follows:

                           December 31, 1997
          -----------------------------------------------------

                                                 Stated
          Maturity              Amount            Rate*
          ----------------   --------------   --------------
          1998               $     109,992        6.19%
                             ==============

          *Weighted average interest rate.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)




                                           December 31, 1996
          ------------------------------------------------------------------------------------
                                                                 Receive
                                                 Stated           Fixed         Adjusted
          Maturity              Amount            Rate            Swaps          Rate*
          ----------------   --------------    ------------    ------------   -------------
          1997               $     479,912         6.58%          (0.80)%         5.78%
          1998                     109,933         5.83                           5.83
                             --------------
                             $     589,845
                             ==============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, medium-term notes had a weighted average adjusted interest rate of 6.19% (1997) and 5.79% (1996).


NOTE  N - Subordinated Notes

                                                                        December 31
                                                               -------------------------------
                                                                   1997             1996
                                                               --------------   --------------
          Parent:
            Subordinated notes, unsecured, due from
              1998 to 2003, at coupon rates of 6.00%
              to 10.25%, net of unamortized discount
              of $4,209 (1997) and $5,514 (1996)               $    1,010,791   $    1,124,486

          WSL:
            Subordinated note, unsecured, due July 1,
              2000, callable on April 1, 1999,
              at a coupon rate of 9.90%,
              net of unamortized discount
              of $303 (1997) and $490 (1996)                           99,697          199,510
                                                                --------------   --------------
                                                                $   1,110,488        1,323,996
                                                                ==============   ==============

     At December 31, subordinated notes had a weighted average interest rate of 8.11% (1997) and 8.48% (1996). At December 31, 1997, subordinated notes had maturities and interest rates as follows:

           Maturity                                 Rate*          Amount
           -----------------------------------    ----------    --------------
           1998                                        9.01%    $     199,871
           2000                                        9.27           313,988
           2002                                        7.73           397,654
           2003                                        6.12           198,975
                                                                --------------
                                                                $   1,110,488
                                                                ==============

     *Weighted average interest rate.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  O - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.


                                                                     Year Ended December 31
                                                         -----------------------------------------------
                                                             1997            1996             1995
                                                         --------------  --------------   --------------
          Federal income tax:
            Current                                      $     181,304   $    (35,754)    $     108,717
            Deferred                                             3,193           1,863            6,287
          State tax:
            Current                                             46,678          33,742           36,887
            Deferred                                             1,882          (1,583)          (1,198)
                                                         --------------  --------------   --------------
                                                         $     233,057   $      (1,732)   $      150,693
                                                         ==============  ==============   ==============


     The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:


                                                                        December 31
                                                               ------------------------------
                                                                   1997            1996
                                                               --------------  --------------
          Federal income tax                                   $     156,332    $    126,484
          State tax                                                   58,352          50,703


     The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                         December 31
                                                              -----------------------------------
                                                                    1997               1996
                                                               ---------------    ---------------
          Deferred tax liabilities:
            Unrealized gains on debt and equity securities     $      103,390     $       69,968
            FHLB stock dividends                                       91,710             78,605
            Loan fees and interest income                              90,276             81,977
            Bad debt reserve                                           27,651             26,836
            Depreciation                                               15,443             14,872
            Other deferred tax liabilities                              5,376              5,127
                                                               ---------------    ---------------

          Gross deferred tax liabilities                              333,846            277,385

          Deferred tax assets:
            Provision for losses on loans                              89,678             76,704
            State taxes                                                17,414             12,472
            Loan discount primarily related to acquisitions             4,561              6,293
            Other deferred tax assets                                   7,509              4,729
                                                               ---------------    ---------------

          Gross deferred tax assets                                   119,162            100,198
                                                               ---------------    ---------------

          Net deferred tax liability                           $      214,684            177,187
                                                               ===============    ===============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


     A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                           Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       1997                         1996                         1995
                             --------------------------   --------------------------   --------------------------
                                             Percent                      Percent                      Percent
                                                of                           of                          of
                                              Pretax                       Pretax                       Pretax
                                Amount        Income         Amount        Income         Amount        Income
                             ------------   -----------   ------------   -----------   ------------  ------------
Computed standard
  corporate tax expense       $  205,518          35.0%   $  128,864          35.0%    $  134,831          35.0%
Increases (reductions) in
  taxes resulting from:
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (4,163)         (0.7)     (150,963)         (41.0)       (6,706)         (1.7)
  State tax, net of federal
    income tax benefit            33,564           5.7         22,133           6.0         24,046           6.2
  Other                           (1,862)         (0.3)        (1,766)         (0.5)        (1,478)         (0.4)
                             ------------   -----------   ------------   -----------  -------------  ------------
                             $   233,057          39.7%   $    (1,732)         (0.5)%  $   150,693          39.1%
                             ============   ===========   ============   ===========   ============  ============

     "Net financial income, not subject to income tax, primarily related to acquisitions," includes $139 million of tax benefits realized in 1996 from operating losses which had been accumulated at the predecessor institution of Beach Federal Savings and Loan Association (Beach) up to the time of the government approved transaction with Beach in 1988.

     In accordance with Financial Accounting Standards Board pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSL that arose in tax years that began prior to December 31, 1987. At December 31, 1997 and 1996, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1997 and 1996, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSL, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE  P - Stockholders' Equity

     On October 28, 1993, the Company's Board of Directors authorized the purchase by the Company of up to 3.2 million shares of Golden West's common stock. On July 28, 1994 and August 1, 1995, the Company's Board of Directors authorized the purchase by the Company of an additional 3.1 million and
5.9 million shares, respectively, of Golden West's common stock. As of December 31, 1997, 8,494,916 of such shares had been repurchased and retired at a cost of $380 million since October 28, 1993. During 1997, 731,100 of the shares were purchased and retired at a cost of $48 million.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  Q - Earnings Per Share

     Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

     The following is a summary of the calculation of basic and diluted EPS:

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1997              1996             1995
                                                        --------------    --------------   --------------
  Earnings before cumulative effect of change in
    accounting for goodwill                             $     354,138           369,913          234,539
  Cumulative effect of change in accounting
    for goodwill                                                  -0-          (205,242)            -0-
                                                        --------------    --------------   --------------
  Net earnings                                          $     354,138     $     164,671    $     234,539
                                                        ==============    ==============   ==============

  Weighted average shares                                  56,940,494        57,989,327       58,657,422
    Add:  Options outstanding at yearend                    2,209,750         2,674,215        2,978,295
    Less:  Shares assumed purchased back with
               proceeds from the exercise of options        1,377,479         1,807,422        2,161,496
                                                        --------------    --------------  ---------------
  Diluted average shares outstanding                       57,772,765        58,856,120       59,474,221
                                                        ==============    ==============   ==============

  Basic Earnings Per Share Calculation:
  Basic earnings per share before cumulative effect
    of change in accounting for goodwill                 $       6.22     $        6.38    $        4.00
  Cumulative effect of change in accounting
    for goodwill                                                 0.00             (3.54)            0.00
                                                        --------------    --------------   --------------
  Basic earnings per share                               $       6.22     $        2.84    $        4.00
                                                        ==============    ==============   ==============

  Diluted Earnings Per Share Calculation:
  Diluted  earnings  per  share  before   cumulative
  effect
    of change in accounting for goodwill                 $       6.13      $       6.29     $       3.94
  Cumulative effect of change in accounting
    for goodwill                                                 0.00             (3.49)            0.00
                                                        --------------    --------------   --------------
  Diluted earnings per share                             $       6.13      $       2.80     $       3.94
                                                        ==============    ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)

NOTE  R - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 7 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to six years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to six years and prior to ten years and one month from the grant date. At December 31, shares available for option amounted to 2,753,750 (1997), 2,746,500 (1996), and 2,844,200 (1995). Outstanding options at December 31, 1997, were held by 302 employees and had expiration dates ranging from May 24, 1998, to December 9, 2007. At December 31, 1997, the range of exercise prices on outstanding options was from $12.06 to $92.00 and the weighted average remaining contractual life on all outstanding options was 4.1 years.

     A summary of the transactions of the stock option plan follows:

                                                                                    Average
                                                                                   Price per
                                                                   Shares            Share
                                                                -------------     ------------
          Outstanding, January 1, 1995                             3,067,585      $     23.51
            Granted                                                  278,250      $     51.21
            Exercised                                               (349,290)     $     17.74
            Canceled                                                 (18,250)     $     35.71
                                                                -------------     ------------
          Outstanding, December 31, 1995                           2,978,295      $     26.70
            Granted                                                  116,000      $     53.42
            Exercised                                               (401,780)     $     21.61
            Canceled                                                 (18,300)     $     42.07
                                                                -------------     ------------
          Outstanding, December 31, 1996                           2,674,215      $     28.51
            Granted                                                    3,000      $     92.00
            Exercised                                               (457,215)     $     18.50
            Canceled                                                 (10,250)     $     43.63
                                                                -------------     ------------
          Outstanding, December 31, 1997                           2,209,750      $     30.60
                                                                =============     ============

     At  December 31,   options   exercisable   amounted  to   2,032,750 (1997),
1,976,965 (1996), and 2,170,745 (1995). The weighted-average fair value per share of options granted during 1997 was $27.08 per share and $15.21 per share for those granted during 1996.

     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively; dividend yield of 0.7% (1997) and 1.1% (1996 and 1995); expected volatility of 21% (1997) and 20% (1996 and 1995); expected lives of
5.3 years for all years; and risk-free interest rates of 5.71% (1997), 6.21% (1996) and 5.36% (1995). During the initial phase-in period, the effects of applying SFAS 123 may not be representative of the effects on reported net income for future years because options vest over several years and additional awards can be made each year.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


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

                                          Year Ended December 31
                                 -----------------------------------------
                                    1997           1996           1995
                                 -----------    -----------    -----------
Net income
  As reported                    $  354,138     $  164,671     $  234 539
  Pro forma                         352,773        163,307        234,302
Basic earnings per share
  As reported                    $     6.22     $     2.84     $     4.00
  Pro forma                            6.20           2.82           3.99
Diluted earning per share
  As reported                    $     6.13     $     2.80     $     3.94
  Pro forma                            6.10           2.77           3.94


NOTE S - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
         Credit Risk

     As of December 31, 1997, the Company's loans receivable balance was $33.3 billion. Of that $33.3 billion balance, 32% were Northern California loans, 31% were Southern California loans, 4% were Texas loans, 4% were Illinois loans, 4% were Florida loans, 4% were Colorado loans, 4% were New Jersey loans, 3% were Washington loans, and 2% were Arizona loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

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

     Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1997, and 1996, was $312 million and $290 million, respectively. Most of these commitments were for adjustable rate mortgages.

     The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1997, and 1996.
                                      F-27

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


     Interest rate swaps and caps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the other parties.


NOTE  T - Interest Rate Swaps and Caps

     The Company has entered into interest rate swap and cap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The Company had no caps outstanding during 1997. The possible inability of counterparties to satisfy the terms of these contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and receive amounts on each transaction. Net differences of that amount are generally settled quarterly. The Company has not experienced any credit losses from interest rate swaps or caps.

     The information presented below is based on interest rates at December 31, 1997. To the extent that rates change, variable interest rate information will change. The basis swaps were contracts in which the Company received an amount based on one interest rate index and paid an amount based on a different interest rate index. The forward starting swaps were entered into to convert floating rate assets to fixed-rate in the future in anticipation of future prepayments of matched fixed-rate assets.

     The following table illustrates the maturities and weighted average rates as of December 31, 1997 forinterest rate swaps held by the Company by product type.

                                 Maturities of December 31, 1997 Interest Rate Swaps
----------------------------------------------------------------------------------------------------------------------
                                                              Maturity                                Balance at
                                   ---------------------------------------------------------------
                                     1998          1999         2000         2001         2002+      December 31, 1997
                                   ----------   -----------  -----------  -----------   ----------   ------------------
Received fixed generic swaps:
  Notional amount                  $1,166,295   $ 329,373     $  45,901   $   34,401    $ 102,800     $  1,678,770
  Weighted average receive rate        6.12%         6.71%        6.73%        6.61%        6.40%            6.28%
  Weighted average pay rate            5.67%         5.92%        5.93%        5.93%        5.91%            5.74%

Pay fixed generic swaps:
  Notional amount                  $  209,000   $    172,000  $  10,000   $   96,495    $ 620,600     $  1,108,095
  Weighted average receive rate        6.02%         5.96%        5.94%        5.96%        5.98%            5.98%
  Weighted average pay rate            7.66%         8.26%        6.08%        8.13%        6.95%            7.38%
                                  -----------   -----------  -----------  -----------   ----------    -------------
Total notional value               $1,375,295   $  501,373    $  55,901   $  130,896    $ 723,400     $  2,786,865
                                   ==========   ===========  ===========  ===========   ==========     ============
Total weighted average rate
  on swaps:
          Receive rate                  6.10%        6.45%        6.59%        6.13%        6.04%            6.16%
                                   ==========   ===========  ===========  ===========   ==========     ============
          Pay rate                      5.97%        6.72%        5.96%        7.56%        6.80%            6.39%
                                   ==========   ===========  ===========  ===========   ==========     ============


     During 1997, the range of floating interest rates received on swap contracts was 5.47% to 6.19% and the range of floating interest rates paid on swap contracts was 4.76% to 6.08%. The range of fixed interest rates received on swap contracts was 4.62% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)



     Activity in interest rate swaps and caps is summarized as follows:


                       Interest Rate Swap and Cap Activity
              For the Years Ended December 31, 1997, 1996, and 1995
                         (Notional amounts in millions)

                                              Receive        Pay                      Forward     Interest
                                               Fixed        Fixed        Basis       Starting       Rate
                                               Swaps        Swaps        Swaps         Swaps        Caps
                                             -----------  -----------  -----------  ------------ -----------
        Balance, January 1, 1995             $    4,991   $    2,225   $      200   $       135   $     300

        Additions                                   219          -0-           43           -0-         -0-
        Maturities                               (2,114)        (450)        (200)          -0-         (75)
        Forward starting, becoming effective        125          -0-          -0-          (125)        -0-
                                             -----------  -----------  -----------  ------------ -----------

        Balance, December 31, 1995                3,221        1,775           43            10         225

        Additions                                   905          -0-          -0-           -0-         -0-
        Maturities                               (1,545)        (435)         (43)          -0-        (225)
        Forward starting, becoming effective        -0-          -0-          -0-           -0-         -0-
                                             -----------  -----------  -----------  ------------ -----------

        Balance, December 31, 1996                2,581        1,340          -0-            10         -0-

        Additions                                   100          -0-          -0-           -0-         -0-
        Maturities                               (1,002)        (232)         -0-           -0-         -0-
        Forward starting, becoming effective        -0-          -0-          -0-           (10)        -0-
                                             -----------  -----------  -----------  ------------ -----------

        Balance, December 31, 1997           $    1,679   $    1,108   $      -0-   $       -0-  $      -0-
                                             ===========  ===========  ===========  ============ ===========

     Interest rate swaps and caps activity decreased net interest income by $5 million, $10 million, and $29 million for the years ended December 31, 1997, 1996, and 1995, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


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

     The values presented are based upon information as of December 31, 1997, and 1996, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     The historical cost amounts approximate the fair value of the following financial instruments: cash, interest earned but uncollected, investment in capital stock of Federal Home Loan Bank, other investments, demand deposits, and securities sold under agreements to repurchase with brokers/dealers due within 90 days.

     Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with the Federal Home Loan Bank of San Francisco and brokers/dealers with terms greater than 90 days, and subordinated notes.

     Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: term deposits, advances from Federal Home Loan Bank, consumer repurchase agreements, and medium-term notes.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


                                                                           December 31
                                                 ----------------------------------------------------------------
                                                              1997                             1996
                                                 -------------------------------  -------------------------------
                                                   Carrying        Estimated        Carrying         Estimated
                                                    Amount         Fair Value        Amount         Fair Value
                                                 --------------  ---------------  --------------   --------------
Financial Assets:
  Cash                                           $     172,241   $      172,241   $     218,719     $    218,719
  Securities available for sale                        608,544          608,544         781,325          781,325
  Other investments                                    252,648          252,648       1,078,832        1,078,832
  Mortgage-backed securities available for sale        157,327          157,327         227,466          227,466
  Mortgage-backed securities held to maturity        3,782,419        3,833,527       4,066,116        4,089,066
  Loans receivable                                  33,260,709       33,223,479      30,113,421       30,123,449
  Interest earned but uncollected                      216,923          216,923         221,604          221,604
  Investment in capital stock of Federal Home
    Loan Bank                                          590,244          590,244         500,105          500,105
  Capitalized mortgage servicing rights                 11,116           16,900           9,325           12,387

Financial Liabilities:
  Deposits                                          24,109,717       24,166,679      22,099,934       22,159,594
  Advances from Federal Home Loan Bank               8,516,605        8,553,213       8,798,433        8,798,236
  Securities sold under agreements to
    repurchase                                       2,334,048        2,334,967       1,908,126        1,907,541
  Medium-term notes                                    109,992          110,015         589,845          590,832
  Subordinated notes                                 1,110,488        1,153,634       1,323,996        1,367,938

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                          -----------------------------------------------------------------------------------------
                                                                December 31
                          -----------------------------------------------------------------------------------------
                                             1997                                          1996
                          -------------------------------------------   -------------------------------------------
                                                            Net                                           Net
                          Unrealized     Unrealized      Unrealized     Unrealized     Unrealized      Unrealized
                             Gains         Losses       Gain (Loss)        Gains         Losses       Gain (Loss)
                          ------------   ------------   -------------   ------------   ------------   -------------
Interest rate swaps:
  Receive fixed           $     9,646    $     1,022     $     8,624     $   17,910    $     3,436    $     14,474
  Pay fixed                     1,397         35,875         (34,478)         6,829         36,649         (29,820)
  Forward starting                -0-            -0-             -0-            346            -0-             346
Loan commitments                1,494            -0-           1,494            943            -0-             943
                          ------------   ------------   -------------   ------------   ------------   -------------
  Total                   $    12,537    $    36,897     $   (24,360)    $   26,028    $    40,085    $    (14,057)
                          ============   ============   =============   ============   ============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  V - Parent Company Financial Information

Statement of Net Earnings

                                                                    Year Ended December 31
                                                          --------------------------------------------
                                                             1997            1996            1995
                                                          ------------    ------------   -------------
          Revenues:
            Investment income                              $   57,020     $    48,356     $    49,893
            Insurance commissions                               1,392           1,381           1,403
            Other                                                  20              19              24
                                                          ------------    ------------   -------------
                                                               58,432          49,756          51,320
          Expenses:
            Interest                                           83,687          91,943          88,662
            General and administrative                          3,470           3,166           3,631
                                                          ------------    ------------   -------------

                                                               87,157          95,109          92,293
                                                          ------------    ------------   -------------
          Loss before earnings of subsidiaries
            and income tax credit                             (28,725)        (45,353)        (40,973)

          Income tax credit                                    13,296          20,306          18,498

          Earnings of subsidiaries before cumulative
            effect of change in accounting for goodwill       369,567         394,960         257,014
                                                          ------------    ------------   -------------
          Earnings Before Cumulative Effect of Change
            in Accounting for Goodwill                        354,138         369,913         234,539
          Cumulative effect of change in accounting
            for goodwill                                          -0-        (205,242)           -0-
                                                          ------------    ------------   -------------
               Net Earnings                               $   354,138     $   164,671    $    234,539
                                                          ============    ============   =============


Statement of Financial Condition

                                                    Assets
                                                    ------
                                                                            December 31
                                                                  --------------------------------
                                                                      1997              1996
                                                                  --------------    --------------
           Cash                                                   $      10,826     $       7,092
           Securities available for sale                                 97,935           153,192
           Overnight note receivable from subsidiary                     76,146               -0-
           Other investments                                            180,087           152,485
           Notes receivable from subsidiary                             600,000           600,000
           Prepaid expenses and other assets                              9,343            13,637
           Investment in subsidiaries                                 2,766,544         2,580,050
                                                                  --------------    --------------
                                                                  $   3,740,881     $   3,506,456
                                                                  ==============    ==============

                                     Liabilities and Stockholders' Equity
                                    ------------------------------------

           Accounts payable and accrued expenses                  $       32,059    $      31,493
           Subordinated notes, net                                     1,010,791        1,124,486
           Stockholders' equity                                        2,698,031        2,350,477
                                                                   --------------   --------------
                                                                  $    3,740,881    $   3,506,456
                                                                   ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  V- Parent Company Financial Information (Continued)

Statement of Cash Flows
-----------------------

                                                                              Year Ended December 31
                                                                     ------------------------------------------
                                                                         1997          1996           1995
                                                                     -------------  ------------   ------------
          Cash flows from operating activities:
            Net earnings                                             $    354,138   $   164,671    $   234,539
            Adjustments to reconcile net earnings to net cash
            used in operating activities:
              Equity   in   earnings   of   subsidiaries   before
          cumulative
                effect of change in accounting for goodwill              (369,567)     (394,960)      (257,014)
              Cumulative  effect  of  change  in  accounting  for             -0-       205,242            -0-
          goodwill
              Amortization of intangibles and discount on
                subordinated debt                                           1,305         1,393          1,404
              Other, net                                                   12,543         4,072         (7,290)
                                                                     -------------  ------------   ------------
                Net cash used in operating activities                      (1,581)      (19,582)       (28,361)

          Cash flows from investing activities:
            Loans purchased from subsidiary                               (80,661)         -0-            -0-
            Capital contributed to subsidiaries                          (203,769)     (500,225)      (580,582)
            Dividends received from subsidiary                            515,225       830,000        280,000
            Purchases of securities available for sale                     (2,878)     (306,590)    (2,638,824)
            Sales of securities available for sale                         11,944         6,182        102,911
            Matured securities available for sale                          50,000       350,000      2,664,121
            Issuances of overnight notes receivable
              from subsidiary                                          (6,121,548)          -0-            -0-
            Repayments of overnight notes receivable
              from subsidiary                                           6,045,402           -0-            -0-
            Decrease (increase) in other investments                      (27,602)      364,717       (130,495)
            Issuances of notes receivable from subsidiaries              (600,000)   (2,501,500)      (450,000)
            Repayments of notes receivable from subsidiaries              600,000     1,901,500        700,000
                                                                     -------------  ------------   ------------
              Net cash provided by (used in) investing activities         186,113       144,084        (52,869)

          Cash flows from financing activities:
            Proceeds from subordinated debt                                   -0-           -0-         99,283
            Repayment of subordinated debt                               (115,000)         -0-            -0-
            Dividends on common stock                                     (25,903)      (22,893)       (20,533)
            Exercise of stock options                                       8,456         8,683          6,198
            Purchase and retirement of Company stock                      (48,351)     (105,756)        (2,870)
                                                                     -------------  ------------   ------------
              Net cash provided by (used in) financing activities        (180,798)     (119,966)        82,078

          Net increase in cash                                              3,734         4,536            848
          Cash at beginning of period                                       7,092         2,556          1,708
                                                                     -------------  ------------   ------------
          Cash at end of period                                      $     10,826   $     7,092    $     2,556
                                                                     =============  ============   ============

          Supplemental cash flow information:
            Loans contributed to subsidiary                          $     80,661   $       -0-    $       -0-

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


NOTE  W - Selected Quarterly Financial Data (Unaudited)


                                                                              1997
                                                 ----------------------------------------------------------------
                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                   March 31          June 30       September 30      December 31
                                                --------------   --------------   --------------   --------------
    Interest income                             $     674,279     $    690,239    $     718,202    $     749,777

    Interest expense                                  455,587          473,659          496,057          516,699
                                                --------------   --------------   --------------   --------------

    Net interest income                               218,692          216,580          222,145          233,078

    Provision for loan losses                          20,695           13,111            9,980           13,823

    Non-interest income                                19,232           19,810           20,420           21,806

    Non-interest expense                               79,170           78,627           83,234           85,928
                                                --------------   --------------   --------------   --------------

    Earnings before taxes on income                   138,059          144,652          149,351          155,133

    Taxes on income                                    54,685           57,375           59,344           61,653
                                                --------------   --------------   --------------   --------------

    Net earnings                                $      83,374    $      87,277    $      90,007    $      93,480
                                                ==============   ==============   ==============   ==============

    Basic earnings per share                    $        1.45    $        1.53    $        1.59    $        1.65
                                                ==============   ==============   ==============   ==============

    Diluted earnings per share                  $        1.43    $        1.51    $        1.56    $        1.62
                                                ==============   ==============   ==============   ==============

    Cash dividends per share                    $         .11    $         .11    $         .11    $        .125
                                                ==============   ==============   ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1997, 1996, and 1995
                 (Dollars in thousands except per share figures)


                                                                               1996
                                                   ---------------------------------------------------------------
                                                                           Quarter Ended
                                                   ---------------------------------------------------------------
                                                     March 31          June 30       September 30 (a)   December 31
                                                   --------------   --------------   --------------   --------------
    Interest income                                $     639,107    $     630,178    $     646,587    $     665,689

    Interest expense                                     431,448          421,675          441,640          455,838
                                                   --------------   --------------   --------------   --------------

    Net interest income                                  207,659          208,503          204,947          209,851

    Provision for loan losses                             18,522           17,236           23,498           25,000

    Non-interest income                                   19,524           18,826           17,676           18,873

    Non-interest expense (b)                              80,791           80,469          211,282           80,880
                                                   --------------   --------------   --------------   --------------

    Earnings (loss) before taxes on income               127,870          129,624          (12,157)         122,844

    Taxes on income                                       49,277           50,039         (147,942)          46,894
                                                   --------------   --------------   --------------   --------------

    Earnings before cumulative effect of
      change in accounting for goodwill                   78,593           79,585          135,785           75,950

    Cumulative effect of change in accounting
      for goodwill (b)                                  (205,242)             -0-              -0-              -0-
                                                   --------------   --------------   --------------   --------------

    Net earnings (loss)                            $    (126,649)   $      79,585    $     135,785    $      75,950
                                                   ==============   ==============   ==============   ==============

    Basic earnings per share before cumulative
      effect of change in accounting for goodwill  $        1.34    $        1.37    $        2.36    $        1.33

    Cumulative effect of change in accounting
      for goodwill (b)                                     (3.49)            0.00             0.00             0.00
                                                   --------------   --------------   --------------   --------------

    Basic earnings (loss) per share                 $      (2.15)            1.37             2.36             1.33
                                                   ==============   ==============   ==============   ==============

    Diluted earnings per share before cumulative
      effect of change in accounting for goodwill   $        1.32   $        1.34    $        2.32    $        1.30

    Cumulative effect of change in accounting
      for goodwill (b)                                      (3.44)           0.00             0.00             0.00
                                                   --------------   --------------   --------------   --------------
    Diluted earnings (loss) per share               $       (2.12)  $        1.34    $        2.32    $        1.30
                                                   ==============   ==============   ==============   ==============
    Cash dividends per share                        $        .095   $        .095    $        .095    $         .11
                                                   ==============   ==============   ==============   ==============

(a) The third quarter of 1996 was significantly influenced by two nonrecurring items: the federally-mandated recapitalization of the Savings Association Insurance Fund which resulted in a one-time charge of $133 million; and the recognition of $139 million of tax benefits arising from an earlier acquisition. See discussion in Note A.

(b) During 1996, the Company adopted SFAS 72 for goodwill related to acquisitions prior to September 30, 1982, which resulted in the write-off of $205 million of goodwill effective January 1, 1996. See discussion in Note A.