Form 10-Q
period 1998-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1998-05-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended March 31, 1998                  Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


          Delaware                                      95-2080059
------------------------------------    ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                            94612
------------------------------------------                      ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (510) 446-3420
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

         The number of shares outstanding of the registrant's common stock on April 30, 1998, was 57,282,044 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        March 31      March 31     December 31
                                                                          1998          1997           1997
                                                                      -------------  ------------  -------------
Assets:
  Cash                                                                $    177,913   $   132,972   $    172,241
  Securities available for sale at fair value                              628,235       602,667        608,544
  Other investments at cost                                                389,044     1,538,551        252,648
  Mortgage-backed securities available for sale without recourse at        148,740       216,332        157,327
  fair value
  Mortgage-backed securities held to maturity without recourse at cost     718,733       785,486        752,029
  Mortgage-backed securities held to maturity with recourse at cost      3,424,636     3,183,765      3,030,390
  Loans receivable                                                      32,723,855    30,698,538     33,260,709
  Interest earned but uncollected                                          213,590       212,280        216,923
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                        599,960       564,389        590,244
  Real estate held for sale or investment                                   48,187        79,687         62,006
  Prepaid expenses and other assets                                        347,264       292,312        247,003
  Premises and equipment--at cost less accumulated depreciation            249,263       223,030        240,207
                                                                      -------------  ------------  -------------
                                                                      $ 39,669,420   $38,530,009   $ 39,590,271
                                                                      =============  ============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                            $ 24,559,270   $22,943,924   $ 24,109,717
  Advances from Federal Home Loan Banks                                  7,645,830     8,133,882      8,516,605
  Securities sold under agreements to repurchase                         2,184,991     2,662,179      2,334,048
  Medium-term notes                                                            -0-       309,903        109,992
  Federal funds purchased                                                  500,000           -0-            -0-
  Accounts payable and accrued expenses                                    512,497       482,335        446,325
  Taxes on income                                                          341,043       259,504        265,065
  Subordinated notes--net of discount                                    1,110,828     1,324,390      1,110,488
  Stockholders' equity                                                   2,814,961     2,413,892      2,698,031
                                                                      -------------  ------------  -------------
                                                                      $ 39,669,420   $38,530,009   $ 39,590,271
                                                                      =============  ============  =============


                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                      1998             1997
                                                   ------------     ------------
Interest Income:
    Interest on loans                              $   628,878      $   565,063
    Interest on mortgage-backed securities              72,195           74,933
    Interest and dividends on investments               54,130           34,283
                                                   ------------     ------------
                                                       755,203          674,279
Interest Expense:
    Interest on deposits                               315,210          280,320
    Interest on advances                               123,560          112,608
    Interest on repurchase agreements                   32,936           27,898
    Interest on other borrowings                        39,783           34,761
                                                   ------------     ------------
                                                       511,489          455,587
                                                   ------------     ------------
        Net Interest Income                            243,714          218,692
Provision for loan losses                                2,965           20,695
                                                   ------------     ------------
        Net Interest Income after Provision
            for Loan Losses                            240,749          197,997
Non-Interest Income:
    Fees                                                12,947           10,737
    Gain on the sale of securities,
        MBS, and loans                                   2,507            1,223
    Other                                               10,549            7,272
                                                   ------------     ------------
                                                        26,003           19,232
Non-Interest Expense:
    General and administrative:
        Personnel                                       46,536           44,100
        Occupancy                                       14,169           13,388
        Deposit insurance                                1,612            2,046
        Advertising                                      2,246            2,418
        Other                                           19,111           17,218
                                                   ------------     ------------
                                                        83,674           79,170
Earnings Before Taxes on Income and
    Extraordinary Item                                 183,078          138,059
    Taxes on Income                                     72,997           54,685
                                                   ------------     ------------
Earnings Before Extraordinary Item                     110,081           83,374
Extraordinary Item:
Federal Home Loan Bank advance prepayment
    penalty, net of tax of $5,325                       (7,710)             -0-
                                                   ------------     ------------
Net Earnings                                       $   102,371      $    83,374
                                                   ============     ============

Basic Earnings Per Share Before Extraordinary Item $      1.92      $      1.45
Basic Earnings Per Share on Extraordinary
    Item, Net of Tax                                      (.13)             -0-
                                                   ------------     ------------
Basic Earnings Per Share                           $      1.79      $      1.45
                                                   ============     ============

Diluted Earnings Per Share Before Extraordinary    $      1.89      $      1.43
Diluted Earnings Per Share on Extraordinary Item,
    Net of Tax                                            (.13)             -0-
                                                   ------------     ------------
Diluted Earnings Per Share                         $      1.76      $      1.43
                                                   ============     ============




                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                                1998           1997
                                                             ------------  -------------
Cash Flows From Operating Activities:
  Net earnings                                               $   102,371   $     83,374
  Adjustments  to  reconcile  net  earnings to net cash
  provided  by  operating ctivities:
    Extraordinary item                                            13,035            -0-
    Provision for loan losses                                      2,965         20,695
    Amortization of loan fees and discounts                       (5,105)        (4,441)
    Depreciation and amortization                                  5,724          5,143
    Loans originated for sale                                   (121,539)       (53,560)
    Sales of loans originated for sale                           131,940         49,508
    Decrease in interest earned but uncollected                    3,333          9,324
    Federal Home Loan Bank stock dividends                       (17,383)       (15,722)
    Increase in prepaid expenses and other assets                (91,604)       (58,581)
    Increase in accounts payable and accrued expenses             58,824         30,153
    Increase in taxes on income                                   63,938         54,668
    Other, net                                                    (4,427)        (4,626)
                                                             ------------  -------------
      Net cash provided by operating activities                  142,072        115,935

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio            (1,345,654)    (1,341,904)
    Real estate loans purchased                                   (1,047)          (652)
    Other, net                                                   (10,817)        (8,270)
                                                             ------------  -------------
                                                              (1,357,518)    (1,350,826)
  Real estate loan principal payments:
    Monthly payments                                             174,919        164,249
    Payoffs, net of foreclosures                               1,078,493        487,720
    Refinances                                                    98,876         57,383
                                                             ------------  -------------
                                                               1,352,288        709,352

  Repayments of mortgage-backed securities                       148,520        106,025
  Proceeds from sales of real estate                              51,405         52,680
  Purchases of securities available for sale                         (22)           (10)
  Sales of securities available for sale                             223            -0-
  Matured securities available for sale                           10,042         175,601
  Increase in other investments                                 (136,396)      (459,719)
  Purchases of Federal Home Loan Bank stock                         (990)       (56,239)
  Additions to premises and equipment                            (15,063)       (14,347)
                                                             ------------  -------------
    Net cash provided by (used in) investing activities           52,489       (837,483)



                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                                1998           1997
                                                             ------------   ------------
Cash Flows From Financing Activities:
    Deposit activity:
    Increase in deposits, net                                $   204,135    $   618,182
    Interest credited                                            245,418        225,808
                                                             ------------   ------------
                                                                 449,553        843,990

  Additions to Federal Home Loan Bank advances                   711,200         21,600
  Repayments of Federal Home Loan Bank advances               (1,587,707)      (686,199)
  Proceeds from agreements to repurchase securities            1,255,890      1,424,702
  Repayments of agreements to repurchase securities           (1,404,947)      (670,649)
  Repayments of medium-term notes                               (110,000)      (280,000)
  Proceeds from federal funds purchased                       44,790,000            -0-
  Repayments of federal funds purchased                      (44,290,000)           -0-
  Dividends on common stock                                       (7,140)        (6,301)
  Exercise of stock options                                        4,262          2,009
  Purchase and retirement of Company stock                           -0-        (13,351)
                                                             ------------   ------------
    Net cash provided by (used in) financing activities         (188,889)       635,801
                                                             ------------   ------------
Net Increase (Decrease) in Cash                                    5,672        (85,747)
Cash at beginning of period                                      172,241        218,719
                                                             ------------   ------------
Cash at end of period                                        $   177,913    $   132,972
                                                             ============   ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                 $   507,374    $   452,524
    Income taxes                                                   3,831            611
  Cash received for interest and dividends                       758,536        683,603
  Noncash investing activities:
    Loans transferred to foreclosed real estate                   31,561         50,657
    Loans securitized into mortgage-backed securities
         with recourse                                           500,992            -0-




                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                    For the Three Months Ended March 31, 1998
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                      Comprehensive
                                                                       Income From
                                            Additional                 Unrealized         Total
                                Common       Paid-in     Retained       Gains On       Stockholders' Comprehensive
                                 Stock       Capital     Earnings      Securities        Equity          Income
                               ----------   ----------   ----------   --------------   ------------  ---------------

Balance at January 1, 1998     $   5,707     $ 85,532   $2,457,055    $     149,737     $ 2,698,031

Comprehensive income:
  Net earnings                       -0-          -0-      102,371                         102,371    $     102,371
  Change in unrealized gains on
   securities available for sale,    -0-          -0-          -0-           17,434         17,434           17,434
  Reclassification adjustment
   for loss included inincome        -0-          -0-          -0-                3              3                3

Cash dividends on common
  stock ($.125 per share)            -0-          -0-       (7,140)                         (7,140)

Common stock issued upon
  exercise of stock options,
  including tax benefits              12        4,250          -0-              -0-          4,262
                              -----------   ----------   ----------   --------------   ------------  ---------------
Balance at March 31, 1998      $   5,719     $ 89,782    $2,552,286   $     167,174    $  2,814,961   $      119,808
                               ==========   ==========   ==========   ==============   ============  ===============



                                                    For the Three Months Ended March 31, 1997
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                      Comprehensive
                                                                       Income From
                                            Additional                 Unrealized         Total
                                Common       Paid-in     Retained       Gains On       Stockholders' Comprehensive
                                 Stock       Capital     Earnings      Securities        Equity          Income
                               ----------   ----------   ----------   --------------   ------------  ---------------

Balance at January 1, 1997     $   5,734    $  67,953    $2,177,098   $      99,692    $ 2,350,477

Comprehensive income:
  Net earnings                       -0-          -0-        83,374                          83,374    $     83,374
  Change in unrealized gains on
   securities availablefor sale      -0-          -0-           -0-          (2,316)         (2,316)         (2,316)

Cash dividends on common
  stock ($.11 per share)             -0-          -0-        (6,301)                         (6,301)

Common stock issued upon
  exercise of stock options,
  including tax benefits               7        2,002           -0-                           2,009

Purchase and retirement of
  Company stock                      (19)         -0-       (13,332)                        (13,351)
                               ----------   ----------   ----------   --------------   ------------  ---------------
Balance at March 31, 1997      $   5,722    $  69,955    $2,240,839   $      97,376    $  2,413,892   $       81,058
                               ==========   ==========   ==========   ==============   ============  ===============


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1997, as well as certain material changes in results of operations during the three month periods ended March 31, 1998, and 1997, respectively.

         The following narrative is written with the presumption that the users have read or have access to the Company's 1997 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

         NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1998, Golden West adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         March 31        March 31        December 31
                                                           1998            1997              1997
                                                       -------------    ------------     -------------
   Assets                                              $ 39,669,420     $38,530,009      $ 39,590,271
   Loans receivable                                      32,723,855      30,698,538        33,260,709
   Mortgage-backed securities                             4,292,109       4,185,583         3,939,746
   Deposits                                              24,559,270      22,943,924        24,109,717
   Stockholders' equity                                   2,814,961       2,413,892         2,698,031
   Stockholders' equity/total assets                          7.10%           6.26%             6.81%
   Book value per common share                         $      49.22     $     42.19      $      47.28
   Common shares outstanding                             57,190,004      57,218,464        57,068,504
   Yield on loan portfolio                                    7.57%           7.43%             7.53%
   Yield on mortgage-backed securities                        7.23%           7.12%             7.23%
   Yield on investments                                       6.53%           6.82%             6.48%
   Yield on earning assets                                    7.51%           7.37%             7.48%
   Cost of deposits                                           5.02%           4.98%             5.04%
   Cost of borrowings                                         6.02%           5.82%             5.99%
   Cost of funds                                              5.33%           5.27%             5.36%
   Yield on earning assets less cost of funds                 2.18%           2.10%             2.12%
   Ratio of nonperforming assets to total assets               .93%           1.22%              .96%
   Ratio of troubled debt restructured to total assets         .10%            .23%              .11%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                       $25,820,982     $18,465,208       $24,608,701
     Net worth                                            1,769,860       1,235,418         1,605,561
     Net worth/total assets                                   6.85%           6.69%             6.52%
     Regulatory capital ratios:
       Core capital                                           6.84%           6.67%             6.51%
       Risk-based capital                                    13.51%          13.26%            12.80%
   World Savings and Loan Association:
     Total assets                                       $14,239,835     $19,633,902       $15,446,575
     Net worth                                            1,087,367       1,337,107         1,121,961
     Net worth/total assets                                   7.64%           6.81%             7.26%
     Regulatory capital ratios:
       Core capital                                           6.62%           6.37%             6.42%
       Risk-based capital                                    13.90%          13.74%            13.64%



                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                        Three Months Ended
                                                                             March 31
                                                                     --------------------------
                                                                        1998           1997
                                                                     ------------   -----------
   New real estate loans originated                                  $ 1,467,193   $ 1,395,464
   Average yield on new real estate loans                                  7.76%         7.52%
   Increase in deposits(a)                                           $   449,553   $   843,990
   Earnings before extraordinary item                                    110,081        83,374
   Net earnings                                                          102,371        83,374
   Basic earnings per share before extraordinary item                       1.92          1.45
   Diluted earnings per share before extraordinary item                     1.89          1.43
   Basic earnings per share                                                 1.79          1.45
   Diluted earnings per share                                               1.76          1.43
   Cash dividends on common stock                                           .125           .11
   Average common shares outstanding                                  57,126,696    57,314,639
   Average diluted common shares outstanding                          58,008,840    58,254,583
   Ratios:(b)
     Net earnings/average net worth (ROE)(c)                              14.83%        13.95%
     Net earnings/average assets (ROA)(c)                                  1.03%          .88%
     Net interest income/average assets                                    2.45%         2.30%
     General and administrative expense/average assets                      .84%          .83%

(a) Includes a decrease of $525 million and increase of $397 million of wholesale deposits for the quarters ended March 31, 1998 and 1997, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
(c) The ratios for the quarter ended March 31, 1998 include the extraordinary item. The ratios for the quarter ended March 31, 1998 excluding the extraordinary item are: ROE 15.95% and ROA 1.11%.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1998 and 1997, and December 31, 1997. The reader is referred to page 52 of the Company's 1997 Annual Report on Form 10-K for similar information for the years 1993 through 1997 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                March 31
                                                           --------------------          December 31
                                                            1998         1997                1997
                                                           -------      -------          -------------
       Assets:
          Cash and investments                                3.0%         5.9%                   2.6%
          Mortgage-backed securities                         10.8         10.9                   10.0
          Loans receivable                                   82.5         79.7                   84.0
          Other assets                                        3.7          3.5                    3.4
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           61.9%        59.5%                  60.9%
          Federal Home Loan Bank advances                    19.3         21.1                   21.5
          Securities sold under agreements to repurchase      5.5          6.9                    5.9
          Medium-term notes                                   0.0          0.8                    0.3
          Federal funds purchased                             1.3          0.0                    0.0
          Other liabilities                                   2.1          2.0                    1.8
          Subordinated debt                                   2.8          3.4                    2.8
          Stockholders' equity                                7.1          6.3                    6.8
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
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

         The following gap table shows that, as of March 31, 1998, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the index Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 1998
                              (Dollars in millions)

                                                              Projected Repricing(a)
                                       ---------------------------------------------------------------------
                                          0 - 3         4 - 12        1 - 5         Over 5
                                         Months         Months        Years          Years         Total
                                       ------------   -----------   -----------   ------------   -----------
Interest-Earning Assets:
  Investments                          $       711    $      300    $        4    $         2    $    1,017
  Mortgage-backed securities                 3,512           104           355            321         4,292
  Loans receivable:
    Rate-sensitive                          28,449         1,545           129            -0-        30,123
    Fixed-rate                                 110           272         1,046            957         2,385
  Other(b)                                     730           -0-           -0-            -0-           730
  Impact of interest rate swaps                582           145          (471)          (256)          -0-
                                       ------------   -----------   -----------   ------------   -----------
Total                                  $    34,094    $    2,366    $    1,063    $     1,024    $   38,547
                                       ============   ===========   ===========   ============   ===========
Interest-Bearing Liabilities(c):
  Deposits                             $    11,639    $   10,508    $    2,401    $        11    $   24,559
  FHLB advances                              6,454           775           122            295         7,646
  Other borrowings                           2,779           100           718            199         3,796
  Impact of interest rate swaps                750          (474)         (276)           -0-           -0-
                                       ------------   -----------   -----------   ------------   -----------
Total                                  $    21,622    $   10,909    $    2,965    $       505    $   36,001
                                       ===========    ===========   ===========   ============   ===========
Repricing gap                          $    12,472    $   (8,543)   $   (1,902)   $       519    $    2,546
                                       ============   ===========   ===========   ============   ===========

Cumulative gap                         $    12,472    $    3,929    $    2,027    $     2,546
                                       ============   ===========   ===========   ============

Cumulative gap as a percentage of
    total assets                             31.4%          9.9%          5.1%
                                       ============   ===========   ===========

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)  Includes cash banks and Federal  Home Loan Bank (FHLB)  stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association (WSL) to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed from a monthly to a quarterly calculation and is either equal to 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was calculated monthly and was equal to 5% of the monthly average of deposits and short-term borrowings. WFSB's regulatory liquidity ratios were 16% and 11% for the quarters ended March 31, 1998 and December 31, 1997, respectively. WFSB's regulatory average liquidity ratio was 5.3% for the month ended March 31, 1997. WSL's regulatory liquidity ratios were 25% and 12% for the quarters ended March 31, 1998 and December 31, 1997, respectively. WSL's regulatory average liquidity ratio was 8% for the month ended March 31, 1997. The increase in the average liquidity ratio in the first quarter of 1998, as compared to the last quarter of 1997, was due to a clarification in the new OTS liquidity regulation which expanded the assets qualifying for the calculation.

         At March 31, 1998 and 1997, and December 31, 1997, the Company had securities available for sale in the amount of $628 million, $603 million, and $609 million, respectively, including unrealized gains on securities available for sale of $275 million, $156 million, and $245 million, respectively. At March 31, 1998 and 1997, and December 31, 1997, the Company had no securities held to maturity or for trading in its investment securities portfolio.

         Included in the securities available for sale at March 31, 1998 and 1997, and December 31, 1997, were collateralized mortgage obligations (CMOs) in the amount of $61 million, $144 million, and $71 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At March 31, 1998, all CMOs qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         At March 31, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $4.1 billion, $4.0 billion, and $3.8 billion, respectively, including Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company of $3.4 billion at March 31, 1998, $3.2 billion at March 31, 1997 and $3.0 billion at December 31, 1997. At March 31, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities available for sale in the amount of $149 million, $216 million, and $157 million, respectively, including unrealized gains on MBS available for sale of $8 million, $9 million, and $8 million, respectively. At March 31, 1998 and 1997 and December 31, 1997, the Company had no trading MBS.

         During the first quarter of 1998, the Company securitized $501 million of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. During the fourth quarter of 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS in November and securitized $1.0 billion of ARMs into FNMA COFI-indexed MBS in December. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

         Repayments of MBS during the first quarter of 1998 were $149 million compared to $106 million in the same period of 1997. MBS repayments were higher during the first quarter of 1998 as compared to the first quarter of 1997 due to an increase in total MBS outstanding and an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

                  LOAN VOLUME

         New loan originations for the quarter ended March 31, 1998, amounted to $1.5 billion compared to $1.4 billion for the same period in 1997. The slight increase in loan volume in 1998 over the first quarter of 1997 occurred because of a continued strong housing market and lower interest rates causing more borrowers to refinance. Refinanced loans constituted 44% of new loan originations for the quarter ended March 31, 1998, compared to 36% for the quarter ended March 31, 1997.

         Loans originated for sale amounted to $122 million for the first three months of 1998 compared to $54 million for the first three months of 1997. The Company continues to sell most of its fixed-rate originations.

         The Company has lending operations in 26 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 1998, 59% of total loan originations were on residential properties in California compared to 52% for the same period in 1997. The five largest states, other than California, for originations for the three months ended March 31, 1998, were Florida, Texas, Colorado, New Jersey and Illinois with a combined total of 22% of total originations. The percentage of the total loan portfolio (excluding mortgage-backed securities with recourse) that is comprised of residential loans in California was 62% at March 31, 1998 compared to 68% at March 31, 1997, and 63% at December 31, 1997. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 66% at March 31, 1998 compared to 68% at March 31, 1997, and 66% at December 31, 1997.

     The tables on the following two pages show the Company's loan portfolio by state at March 31, 1998 and 1997.


                                     TABLE 3

                             Loan Portfolio by State
                                 March 31, 1998
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real          Total          a % of
    State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
---------------   ------------   -----------   ----------   ---------------   -----------   ------------
California        $20,559,134    $3,441,030    $     227    $    46,376      $24,046,767       66.06%
Texas               1,401,536        84,865          557          1,435        1,488,393        4.09
Florida             1,391,624        19,980            7            825        1,412,436        3.88
Illinois            1,207,662       165,490          -0-          1,576        1,374,728        3.78
Colorado            1,084,163       223,494          -0-          6,992        1,314,649        3.61
New Jersey          1,247,812           399          -0-          5,372        1,253,583        3.44
Washington            530,491       410,124          -0-            712          941,327        2.59
Arizona               765,220        36,671          -0-            541          802,432        2.20
Pennsylvania          629,664         4,204          -0-          3,114          636,982        1.75
Virginia              527,634         8,482          -0-          1,288          537,404        1.48
Connecticut           492,840           -0-          -0-             18          492,858        1.35
Maryland              365,578         2,147          -0-            478          368,203        1.01
Oregon                254,678        12,762          -0-            244          267,684        0.74
Minnesota             206,309         8,097          -0-            -0-          214,406        0.59
Utah                  204,426            52          -0-          1,518          205,996        0.57
Nevada                181,598           975          -0-            -0-          182,573        0.50
Kansas                167,229         4,745          -0-            168          172,142        0.47
Wisconsin             160,007         3,839          -0-            -0-          163,846        0.45
Massachusetts         128,725           -0-          -0-             20          128,745        0.35
Missouri               85,873         5,718          -0-            -0-           91,591        0.25
Washington DC          52,286           -0-          -0-            -0-           52,286        0.14
New Mexico             48,782           -0-          -0-            -0-           48,782        0.13
New York               42,011           -0-          -0-            -0-           42,011        0.12
Delaware               33,161           -0-          -0-            -0-           33,161        0.09
Idaho                  31,246           -0-          -0-            -0-           31,246        0.09
Georgia                29,504           -0-          -0-          1,384           30,888        0.08
North Carolina         17,616           -0-          -0-            -0-           17,616        0.05
Ohio                   10,369         1,523           86          3,225           15,203        0.04
South Dakota           10,492           -0-          -0-            -0-           10,492        0.03
Other                  20,991             1          -0-          3,928           24,920        0.07
                  ------------   -----------   ----------   ------------     ------------    ---------
  Totals          $31,888,661    $4,434,598    $     877    $    79,214       36,403,350      100.00%
                  ============   ===========   ==========   ============                     =========

SFAS 91 deferred loan fees                                                       (33,962)
Loan discount on purchased loans                                                  (3,689)
Undisbursed loan funds                                                            (3,579)
Allowance for loan losses                                                       (237,186)
Loans to facilitate (LTF) interest reserve                                          (570)
Troubled debt restructured (TDR) interest reserve                                 (3,042)
Loans on deposits                                                                 27,169
                                                                             ------------
 Total loan portfolio and loans securitized into FNMA MBS with recourse       36,148,491
Loans securitized into FNMA MBS with recourse                                 (3,424,636)(b)
                                                                             ------------
     Total loan portfolio                                                    $32,723,855
                                                                             ============

(a)    The Company has no commercial loans.
(b) The above schedule includes the March 31, 1998 balances of adjustable rate loans that were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities, which can be used to collateralize reverse repurchase agreements.



                                     TABLE 4

                             Loan Portfolio by State
                                 March 31, 1997
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real            Total        a % of
    State            1 - 4           5+          Land           Estate         Loans (a)     Portfolio
---------------   ------------   -----------   ----------   ---------------   ------------   -----------
California        $19,965,421    $3,399,540    $    250     $    55,486      $23,420,697       68.63%
Texas               1,176,028       106,963          571          1,549        1,285,111        3.77
Illinois            1,078,539       183,142          -0-          1,756        1,263,437        3.70
Colorado              993,304       236,588          -0-          7,100        1,236,992        3.62
Florida             1,085,361        20,264           88            941        1,106,654        3.24
New Jersey          1,075,776           406          -0-          6,468        1,082,650        3.17
Washington            440,186       375,010          -0-            749          815,945        2.39
Arizona               651,402        46,570          -0-            577          698,549        2.05
Pennsylvania          502,320         4,251          -0-          3,534          510,105        1.49
Virginia              499,980         8,575          -0-          1,431          509,986        1.49
Connecticut           425,616           -0-          -0-             22          425,638        1.25
Maryland              335,978         2,188          -0-            535          338,701        0.99
Oregon                223,792        11,078          -0-          2,691          237,561        0.70
Nevada                186,474         1,093          -0-            -0-          187,567        0.55
Utah                  163,441            58          -0-          1,738          165,237        0.48
Minnesota             145,192         8,357          -0-            -0-          153,549        0.45
Kansas                146,769         4,849          -0-            188          151,806        0.44
Wisconsin             105,418         3,888          -0-            -0-          109,306        0.32
Massachusetts          81,373           -0-          -0-             20           81,393        0.24
Missouri               72,461         6,328          -0-            -0-           78,789        0.23
New York               47,504           -0-          -0-            -0-           47,504        0.14
Washington DC          44,396           -0-          -0-            -0-           44,396        0.13
New Mexico             37,312           -0-          -0-            -0-           37,312        0.11
Georgia                34,316           -0-          -0-          1,706           36,022        0.11
Idaho                  27,064           -0-          -0-            -0-           27,064        0.08
Delaware               23,897           -0-          -0-            -0-           23,897        0.07
Ohio                   16,377         2,219          196          3,975           22,767        0.07
North Carolina          7,749           -0-          -0-            488            8,237        0.02
South Dakota            7,227           -0-          -0-            -0-            7,227        0.02
Other                  11,214            11          -0-          4,561           15,786        0.05
                  ------------   -----------   ----------   ------------     ------------   ---------
  Totals          $29,611,887    $4,421,378    $   1,105    $    95,515        34,129,885     100.00%
                  ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                       (54,130)
Loan discount on purchased loans                                                  (4,207)
Undisbursed loan funds                                                            (3,934)
Allowance for loan losses                                                       (209,077)
Loans to facilitate (LTF) interest reserve                                          (553)
Troubled debt restructured (TDR) interest reserve                                 (6,987)
Loans on deposits                                                                 31,306
                                                                             ------------
  Total loan portfolio and loans securitized into FNMA MBS with recourse      33,882,303
Loans securitized into FNMA MBS with recourse                                 (3,183,765)(b)
                                                                             ------------
  Total loan portfolio                                                       $30,698,538
                                                                             ============

(a)    The Company has no commercial loans.
(b) The above schedule includes the March 31, 1997 balances of adjustable rate loans that were securitized with full recourse into Federal National Mortgage Association mortgage-backed securities, which can be used to collateralize reverse repurchase agreements.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 93% at March 31, 1998 compared to 92% at March 31, 1997, and 93% at December 31, 1997. The portion of the mortgage portfolio (including MBS) composed of rate-sensitive loans was 92% at March 31, 1998 compared to 90% at March 31, 1997, and 91% at December 31, 1997. The Company's ARM originations for the first quarter of 1998 constituted over 87% of new mortgage loans made in 1998 compared to over 94% in the first three months of 1997.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.72%, or 5.28% above the actual weighted average rate at March 31, 1998, versus 12.02%, or 5.60% above the weighted average rate at March 31, 1997.

         Approximately $5.4 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 1998, $523 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.75% at March 31, 1998 compared to 7.74% at March 31, 1997. Without the floor, the average yield on these loans would have been 7.24% at March 31, 1998 and 7.09% at March 31, 1997.

         Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the quarter ended March 31, 1998, loan repayments were $1.4 billion compared to $709 million in the same period of 1997. The increase in prepayments for the first quarter of 1998 as compared to the first quarter of 1997 was due to an increase in the prepayment rates during 1998.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 122 and SFAS 125. For the first quarter of 1998 and 1997, the Company recognized gains of $2.2 million and $1.0 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance at March 31, 1998 and 1997 of the capitalized servicing rights was $12.4 million and $9.7 million, respectively. The book value of Golden West's servicing rights did not exceed the fair value at March 31, 1998 or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                           March 31              December 31
                                                   --------------------------
                                                      1998          1997            1997
                                                   -----------   ------------   --------------
Non-accrual loans                                  $  319,324    $   389,625     $   317,550
Real estate acquired through foreclosure               47,696         77,859          61,517
Real estate in judgment                                    69          1,274              67
                                                   -----------   ------------    ------------
Total nonperforming assets                         $  367,089    $   468,758     $   379,134
                                                   ===========   ============    ============

TDRs                                               $   38,686    $    86,931     $    43,795
                                                   ===========   ============    ============

Ratio of NPAs to total assets                           0.93%          1.22%            .96%
                                                   ===========   ============    ============

Ratio of TDRs to total assets                           0.10%           .23%            .11%
                                                   ===========   ============    ============

Ratio of NPAs and TDRs to total assets                  1.03%          1.45%           1.07%
                                                   ===========   ============    ============

         The decrease in NPAs during 1998 reflects the improving California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $3 million in the first quarter of 1998 compared to $5 million in the same period of 1997. Interest foregone on TDRs amounted to $286 thousand for the three months ended March 31, 1998, compared to $583 thousand for the three months ended March 31, 1997.

         The tables on the following two pages show the Company's nonperforming assets by state at March 31, 1998 and 1997.


                                     TABLE 6

                          Nonperforming Assets by State
                                 March 31, 1998
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                  Real Estate Owned
              -----------------------------------   ---------------------------------
                   Residential         Commercial                        Commercial
                                     ---------------                    --------------                NPAs as
                   Real Estate            Real          Residential         Real         Total        a % of
  State          1 -4          5+        Estate      1 - 4         5+       Estate       NPAs(b)       Loans
-----------   -----------   ---------   ---------   ---------   --------  ----------   ----------   ----------
California    $  224,419    $  7,827    $  1,463    $ 42,586    $ 1,506   $     -0-    $ 277,801         1.16%
Texas              8,284         -0-         -0-         935        -0-         -0-        9,219         0.62
Florida           12,565         -0-         188         482        -0-         -0-       13,235         0.94
Illinois          11,030         221         -0-         612        -0-         -0-       11,863         0.86
Colorado           1,624         114          68          77        -0-         -0-        1,883         0.14
New Jersey        18,194         -0-         201         422        -0-         -0-       18,817         1.50
Washington         1,969         -0-         -0-         544        -0-         -0-        2,513         0.27
Arizona            1,756         -0-         -0-         244        -0-         -0-        2,000         0.25
Pennsylvania       8,130         -0-         -0-         245        -0-         -0-        8,375         1.31
Virginia           2,062         -0-         -0-         150        -0-         -0-        2,212         0.41
Connecticut        3,512         -0-         -0-         134        -0-         -0-        3,646         0.74
Maryland           2,001         -0-         -0-          90        -0-         -0-        2,091         0.57
Oregon               537         -0-         -0-         -0-        -0-         -0-          537         0.20
Minnesota          1,621         -0-         -0-         -0-        -0-         -0-        1,621         0.76
Utah               1,512         -0-         -0-         -0-        -0-         -0-        1,512         0.73
Nevada             2,013         -0-         -0-          99        -0-         -0-        2,112         1.16
Kansas               656          41         -0-          11        -0-         -0-          708         0.41
Wisconsin            563         -0-         -0-         -0-        -0-         -0-          563         0.34
Massachusetts        641         -0-          20         -0-        -0-         -0-          661         0.51
Missouri             492         -0-         -0-          55        162         -0-          709         0.77
Washington DC        173         -0-         -0-         -0-        -0-         -0-          173         0.33
New Mexico           518         -0-         -0-         -0-        -0-         -0-          518         1.06
New York           3,369         -0-         -0-         175        -0-          11        3,555         8.46
Delaware             151         -0-         -0-         -0-        -0-         -0-          151         0.46
Idaho                235         -0-         -0-         -0-        -0-         -0-          235         0.75
Georgia            1,046         -0-         -0-         257        -0-         -0-        1,303         4.22
North Carolina       -0-         -0-         -0-         -0-        -0-         -0-          -0-         0.00
Ohio                 -0-         -0-         -0-         -0-        -0-         -0-          -0-         0.00
South Dakota          72         -0-         -0-         -0-        -0-         -0-           72         0.69
Other                 36         -0-         -0-         -0-        -0-         -0-           36         0.14
              -----------   ---------   ---------   ---------   --------  ----------   ----------   ----------
  Totals      $  309,181    $  8,203    $  1,940    $ 47,118    $ 1,668    $     11      368,121         1.01%
              ===========   =========   =========   =========   ========  ==========

REO general valuation allowance                                                          (1,032)         0.00
                                                                                      -----------  -----------
Total nonperforming assets                                                            $  367,089         1.01%
                                                                                      ===========  ===========

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) During the past four years, the Company has securitized adjustable rate loans into FNMA mortgage-backed securities with full credit recourse. The March 31, 1998 balances of the related nonperforming assets are reflected in the amounts above.



                                     TABLE 7

                          Nonperforming Assets by State
                                 March 31, 1997
                             (Dollars in thousands)


                    Non-Accrual Loans (a)                    Real Estate Owned
              -----------------------------------     --------------------------------
                   Residential        Commercial                           Commercial                  NPAs as
                   Real Estate           Real            Residential          Real        Total        a % of
  State         1 -4         5+         Estate         1 - 4       5+        Estate      NPAs(b)       Loans
-----------   ---------   ----------   ---------      --------   --------   ---------    ---------    --------
California    $305,760     $ 14,352    $  2,391       $63,523     $ 9,804   $  2,289     $398,119     1.70%
Texas            5,881          -0-         -0-           803         -0-        -0-        6,684     0.52
Illinois         7,366          223         -0-           246         282        -0-        8,117     0.64
Colorado         2,150          -0-       3,089           269         -0-        -0-        5,508     0.45
Florida          6,199          -0-         263           774         -0-        -0-        7,236     0.65
New Jersey      14,029          -0-       1,544           763         -0-        -0-       16,336     1.51
Washington       2,146          -0-         -0-           -0-         -0-        -0-        2,146     0.26
Arizona          1,574          -0-         -0-            12         -0-        -0-        1,586     0.23
Pennsylvania     5,068          -0-           5           152         -0-        -0-        5,225     1.02
Virginia         1,409          -0-         -0-           538         -0-        -0-        1,947     0.38
Connecticut      3,870          -0-         -0-           598         -0-        -0-        4,468     1.05
Maryland         1,458          -0-         -0-           570         -0-        -0-        2,028     0.60
Oregon             601          -0-         -0-           -0-         -0-        -0-          601     0.25
Nevada           1,632          -0-         -0-           219         -0-        -0-        1,851     0.99
Utah               737          -0-         -0-           -0-         -0-        -0-          737     0.45
Minnesota          641          -0-         -0-           -0-         -0-        -0-          641     0.42
Kansas             724           40         -0-           -0-         -0-        -0-          764     0.50
Wisconsin          433          -0-         -0-           -0-         -0-        -0-          433     0.40
Massachusetts       64          -0-          20           -0-         -0-        -0-           84     0.10
Missouri           465           42         -0-           243          17        -0-          767     0.97
New York         3,637          -0-         -0-           141         -0-        -0-        3,778     7.95
Washington,DC      -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
New Mexico         -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Georgia          1,542          -0-         -0-           -0-         -0-        -0-        1,542     4.28
Idaho              -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Delaware           118          -0-         -0-           -0-         -0-        -0-          118     0.49
Ohio                62          -0-           2           -0-         -0-        -0-           64     0.28
North Carolina      38          -0-         -0-           -0-         -0-        -0-           38     0.46
South Dakota       -0-          -0-         -0-           -0-         -0-        -0-          -0-     0.00
Other               50          -0-         -0-           -0-         -0-        -0-           50     0.32
              ---------   ----------   ---------      --------   ---------  ---------    ---------    -----
  Totals      $367,654     $ 14,657     $ 7,314       $68,851    $ 10,103   $   2,289      470,868    1.38%
              =========   ==========   =========      ========   =========  =========

REO general valuation allowance                                                             (2,110)  (0.01)
                                                                                         ---------   ------
Total nonperforming assets                                                                $468,758    1.37%
                                                                                         =========   ======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) During 1995, 1996, and 1997, the Company securitized adjustable rate mortgages into FNMA mortgage-backed securities with full credit recourse. The March 31, 1997 balances of the related nonperforming assets are reflected in the amounts above.

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

         The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                                        March 31
                                                               --------------------------
                                                                  1998          1997
                                                               -----------   ------------
  Beginning allowance for loan losses                          $  233,280    $   195,702
  Provision charged to expense                                      2,965         20,695
  Less loans charged off                                              -0-         (7,558)
  Add recoveries                                                      941            238
                                                               -----------   ------------
  Ending allowance for loan losses                             $  237,186     $  209,077
                                                               ===========   ============

  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse)                       (.01%)         .09%
                                                               ===========   ============

  Ratio of allowance for loan losses to nonperforming assets        64.6%          44.6%
                                                               ===========   ============


         DEPOSITS

         Retail deposits increased during the first quarter of 1998 by $975 million, including interest credited of $245 million, compared to an increase of $447 million, including interest credited of $226 million, in the first quarter of 1997. Retail deposits increased during the first quarters of 1998 and 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. In addition, the Company began actively promoting market rate transaction accounts during the second half of 1997, which continued during the first quarter of 1998.

         Beginning in January 1997, the Company began a program to use brokers to sell certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at March 31, 1998 as compared to $397 million at March 31, 1997.

         The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 1998 and 1997.

                                     TABLE 9

                                    Deposits
                              (Dollars in millions)

                                                                                    March 31
                                                               ---------------------------------------------------
                                                                       1998                         1997
                                                               ----------------------      -----------------------
                                                                Rate*         Amount         Rate*        Amount
                                                               --------     ----------     ---------    ----------
       Deposits by interest rate:
       Interest-bearing checking accounts                          2.10%    $      81          1.17%    $     307
       Passbook accounts                                           2.11           527          2.22           558
       Money market deposit accounts                               4.15         5,074          2.43         1,778
       Term certificate accounts with original maturities of:
           4 weeks to 1 year                                       5.17         8,734          5.25        11,472
           1 to 2 years                                            5.46         6,292          5.27         4,192
           2 to 3 years                                            5.46         1,495          5.50         1,334
           3 to 4 years                                            5.45           396          5.73           554
           4 years and over                                        5.71         1,256          5.69         1,941
       Retail jumbo CDs                                            5.45           703          5.30           410
       Wholesale CDs                                               0.00           -0-          5.40           397
       All other                                                   7.38             1          7.66             1
                                                                           -----------                 -----------
                                                                           $   24,559                  $   22,944
                                                                           ===========                 ===========

       Deposits by remaining maturity:
       No contractual maturity                                             $    5,682                  $    2,643
       Maturity within one year:
          2nd quarter                                                           5,957                       5,481
          3rd quarter                                                           5,738                       6,113
          4th quarter                                                           2,702                       4,354
          1st quarter                                                           2,068                       1,626
                                                                           -----------                 -----------
                                                                               16,465                      17,574

       1 to 2 years                                                             1,824                       1,642
       2 to 3 years                                                               301                         814
       3 to 4 years                                                               142                         106
       4 years and over                                                           145                         165
                                                                           -----------                 -----------
                                                                           $   24,559                  $   22,944
                                                                           ===========                 ===========

* Weighted average interest rate, including the impact of interest rate swaps.

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans and capital stock of the FHLB. FHLB advances amounted to $7.6 billion at March 31, 1998, compared to $8.1 billion and $8.5 billion at March 31, 1997, and December 31, 1997, respectively. During the first quarter of 1998, the Company notified the FHLB of San Francisco that it would pay off, before maturity, $2.9 billion of advances and, as a result, incurred a $13 million pre-tax charge during the first quarter of 1998 for the penalties associated with these prepayments. See Extraordinary Item discussion on page 30.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.2 billion, $2.7 billion, and $2.3 billion at March 31, 1998 and 1997, and December 31, 1997, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities in accordance with SFAS 125 and SFAS 127. The Company adopted SFAS 127 on January 1, 1998 and the adoption of SFAS 127 had no effect on the Company's financial condition and results of operations.

         OTHER BORROWINGS

         At March 31, 1998, Golden West, at the holding company level, had a total of $1.1 billion of subordinated debt issued and outstanding. As of March 31, 1998, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At March 31, 1998, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         At March 31, 1998, Golden West had outstanding $500 million of short-term federal funds purchased from the Federal Home Loan Bank of Dallas.

         WSL also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at March 31, 1998, the full amount was available for issuance. As of March 31, 1998, WSL had a total of $100 million of subordinated notes issued and outstanding, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

         WSL currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at March 31, 1998. WSL had no medium-term notes outstanding under prior registrations at March 31, 1998, compared to $310 million at March 31, 1997, and $110 million at December 31, 1997. As of March 31, 1998, WSL's medium-term notes had a preliminary rating of A1 and A+ by Moody's and S&P, respectively.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of March 31, 1998, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased by $117 million during the first three months of 1998. The increase in stockholders' equity was a result of net earnings for the first three months of 1998 and a $17 million increase in market values of securities available for sale since December 31, 1997, partially offset by the payment of $7 million in quarterly dividends to stockholders. The Company's stockholders' equity increased by $63 million during the first three months of 1997. The increase in stockholders' equity was primarily a result of net earnings for the first three months of 1997, which were partially offset by the $13 million cost of the purchase of Company stock, the payment of $6 million in quarterly dividends to stockholders, and a $2 million decrease in market values of securities available for sale since December 31, 1996. Unrealized gains net of taxes on securities and MBS available for sale included in stockholders' equity at March 31, 1998 and 1997, and
December  31,  1997,  were  $167  million,   $97  million,   and  $150  million,
respectively.

         During periods of low asset growth, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's Board of Directors periodically reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that the purchase of the Company's common stock is a wise use of excess capital.

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of March 31, 1998, 8.5 million shares had been purchased and retired at a cost of $380 million since October 1993. The Company did not purchase any stock during the first three months of 1998. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         WSL paid a $100 million dividend to Golden West in March 1998. In addition, WSL has received approval from the OTS to pay up to $50 million more in upstream dividends to Golden West. Also, during the first quarter of 1998, Golden West purchased from WSL, and subsequently contributed as capital to WFSB, $100 million in loans.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements.

         The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 1998 and 1997.

                                    TABLE 10

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 1998                                   March 31, 1997
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $1,768,105    6.84%      $  387,893    1.50%     $1,232,625     6.67%      $ 277,288     1.50%
   Core        1,768,105    6.84        1,034,382    4.00       1,232,625     6.67         554,576     3.00
   Risk-based  1,863,679   13.51        1,103,194    8.00       1,287,612    13.26         777,033     8.00

         The following table shows WSL's current regulatory capital ratios and compares them to the current OTS minimum requirements at March 31, 1998 and 1997.

                                    TABLE 11

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 1998                                     March 31, 1997
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $  929,084     6.62%     $   210,439     1.50%     $1,245,575     6.37%      $ 293,257     1.50%
   Core          929,084     6.62          561,171     4.00       1,245,575     6.37         586,514     3.00
   Risk-based  1,130,198    13.90          650,525     8.00       1,565,900    13.74         911,568     8.00


         In addition, institutions whose exposure to interest rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of March 31, 1998, the most recent notification from the OTS categorized both WFSB and WSL as "well capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well capitalized classification at March 31, 1998.

                                    TABLE 12

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL CAPITALIZED
                                          ----------------------- --       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    -------- --       -----------    -----------
        Leverage                         $ 1,768,105        6.84%         $ 1,292,978        5.00%
        Tier 1 risk-based                  1,768,105       12.82              827,395        6.00
        Total risk-based                   1,863,679       13.51            1,378,992       10.00


         The table below shows that WSL's regulatory capital exceeds the requirements of the well capitalized classification at March 31, 1998.

                                    TABLE 13

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL CAPITALIZED
                                          -------------------------       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    ----------       -----------    -----------
        Leverage                          $  929,084        6.62%          $  701,464        5.00%
        Tier 1 risk-based                    929,084       11.43              487,894        6.00
        Total risk-based                   1,130,198       13.90              813,156       10.00


RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings before an extraordinary item (see extraordinary item discussion on page 30) for the three months ended March 31, 1998 were $110 million compared to net earnings of $83 million for the quarter ended March 31, 1997. Net earnings after the extraordinary item for the three months ended March 31, 1998 were $102 million compared to net earnings of $83 million for the quarter ended March 31, 1997. Net earnings increased in the first quarter of 1998 as compared to the first quarter of 1997 as a result of increased net interest income and a decrease in the provision for loan losses. These increases to net earnings were partially offset by an increase in general and administrative expense.

         EARNINGS PER SHARE

         Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company's Basic EPS before the extraordinary item for the quarters ended March 31, 1998 and 1997, were $1.92, and $1.45, respectively. Basic EPS after the extraordinary item for the quarters ended March 31, 1998 and 1997 were $1.79 and $1.45, respectively. The Company reported Diluted EPS before the extraordinary item of $1.89, for the quarter ended March 31, 1998, compared to $1.43, for the three months ended March 31, 1997. Diluted EPS after the extraordinary item for the quarters ended March 31, 1998 and 1997 were $1.76 and $1.43, respectively.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1998 and 1997, and December 31, 1997.

                                    TABLE 14

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                              March 31                      December 31
                                                     -------------------------
                                                       1998            1997                   1997
                                                     -----------   -----------           -------------
        Yield on loan portfolio                          7.57%         7.43%                   7.53%
        Yield on MBS                                     7.23          7.12                    7.23
        Yield on investments                             6.53          6.82                    6.48
                                                    ---------       --------              ----------
        Yield on earning assets                          7.51          7.37                    7.48
                                                    ----------      --------              ----------
        Cost of deposits                                 5.02          4.98                    5.04
        Cost of borrowings                               6.02          5.82                    5.99
                                                    ----------      --------              ----------
        Cost of funds                                    5.33          5.27                    5.36
                                                    ----------      --------              ----------
        Primary spread                                   2.18%         2.10%                  2.12%
                                                    ==========      ========              ==========

         The Company originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the
COFI). Nevertheless, the yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes and interest rate floors. On balance, COFI and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase.

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1998 and 1997, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 15

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                   Three Months Ended
                                                                        March 31
                                                                  ----------------------
                                                                     1998         1997
                                                                  ---------    ---------
    Interest on loans                                                 80.5%        81.5%
    Interest on mortgage-backed securities                             9.3         10.8
    Interest and dividends on investments                              6.9          4.9
                                                                  ---------    ---------
                                                                      96.7         97.2
    Less:
      Interest on deposits                                            40.4         40.4
      Interest on advances and other borrowings                       25.1         25.3
                                                                  ---------    ---------
                                                                      65.5         65.7

    Net interest income                                               31.2         31.5
      Provision for loan losses                                        0.4          3.0
                                                                  ---------    ---------
    Net interest income after provision for loan losses               30.8         28.5

    Add:
      Fees                                                             1.7          1.5
      Gain on the sale of securities,  MBS, and loans                  0.3          0.2
      Other non-interest income                                        1.3          1.1
                                                                  ---------    ---------
                                                                       3.3          2.8
    Less:
      General and administrative expenses                             10.7         11.4
      Taxes on income                                                  9.3          7.9
                                                                  ---------    ---------
    Earnings before extraordinary item                                14.1         12.0
    Extraordinary item                                                (1.0)         0.0
                                                                  ---------    ---------
    Net earnings                                                      13.1%        12.0%
                                                                  =========    =========

         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity decreased net interest income by $2 million for the three months ended March 31, 1998, as compared to a decrease of $323 thousand for the same period in 1997.

         The following table summarizes the unrealized gains and losses for interest rate swaps at March 31, 1998 and 1997.

                                    TABLE 16

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                        March 31, 1998                             March 31, 1997
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate swaps         $     8,568   $  (34,537)  $   (25,969)    $    23,351  $    (28,797)   $   (5,446)
                            ============  ============ =============   ============ ============= =============


                                    TABLE 17

                         Schedule of Interest Rate Swaps
                         (Notional amounts in millions)

                                           Three Months Ended
                                             March 31, 1998
                                       ----------------------------
                                         Receive           Pay
                                          Fixed           Fixed
                                          Swaps           Swaps
                                       -------------   ------------
Balance at December 31, 1997           $      1,679    $      1,108

Additions                                       -0-             -0-
Maturities                                     (409)            (70)
                                        ------------    ------------
Balance at March 31, 1998              $      1,270    $      1,038
                                        ============    ============


         The range of floating interest rates received on swap contracts in the first three months of 1998 was 5.62% to 6.19%, and the range of floating interest rates paid on swap contracts was 4.95% to 6.08%. The range of fixed interest rates received on swap contracts in the first three months of 1998 was 4.86% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

         In the first quarter of 1998, interest on loans was higher than in the comparable 1997 period by $64 million or 11.3%. The increase in the first quarter of 1998 was due to a $2.8 billion increase in the average portfolio balance and a 15 basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the first quarter of 1998, interest on mortgage-backed securities was lower than in the comparable 1997 period by $3 million or 3.7%. The 1998 decrease was due primarily to an $210 million decrease in the average portfolio balance, which was partially offset by a 10 basis point increase in the average portfolio yield.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first quarter of 1998, interest and dividends on investments was higher than in the comparable 1997 period by $20 million or 57.9%. The increase was primarily due to a $1.3 billion increase in the average portfolio balance and a 10 basis point increase in the average portfolio yield.

         INTEREST ON DEPOSITS

         In the first quarter of 1998, interest on deposits increased by $35 million or 12.4% from the comparable period in 1997. The first quarter increase was due to a $2.6 billion increase in the average balance of deposits and a 5 basis point increase in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the first quarter of 1998, interest on advances and other borrowings increased by $21 million or 12.0% from the comparable period of 1997. The first quarter increase was primarily due to a $1.1 billion increase in the average balance and an 18 basis point increase in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $3 million for the three months ended March 31, 1998, compared to $21 million for the same period in 1997. The lower provision in 1998 was due to lower chargeoffs resulting from the strong California housing market and declining nonperforming assets.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the first quarter of 1998, general and administrative expenses (G&A) was $84 million compared to $79 million for the comparable period in 1997. G&A as a percentage of average assets on an annualized basis was .84% for the first quarter of 1998 compared to .83% for the same period in 1997. Expenses are likely to rise in subsequent quarters because of the seasonal increase in mortgage activity during the spring and summer months, the ongoing expansion of our branch system, and the implementation of a variety of technology initiatives including addressing the "Year 2000 " computer issue (see Year 2000 discussion on page 31).

         EXTRAORDINARY ITEM

         During the first quarter of 1998, the Company notified the FHLB of San Francisco that it intended to retire before maturity $2.9 billion of high-cost FHLB advances. As a result, the Company incurred a $13 million pretax charge in the first quarter of 1998 for the penalties associated with the prepayments. Golden West will replace the prepaid FHLB advances with new low-cost obligations that will produce more favorable interest expense for the Company over the next five years.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings before the extraordinary item were 39.9% for the first quarter of 1998 compared to 39.6% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit, borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at March 31, 1998, and 1997, and December 31, 1997, see the cash and investments section on page 12.

         WSL's  principal  sources  of  funds  are  cash  flows  generated  from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at March 31, 1998, and 1997, and December 31, 1997, see the cash and investments section on page 12.

         The principal sources of funds for WFSB's and WSL's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities (of which $200 million mature in 1998), capital contributions to its insured subsidiaries (including $100 million for the three months ended March 31, 1998 and $284 million for the year ended December 31, 1997 to WFSB), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At March 31, 1998 and 1997, and December 31, 1997, Golden West's total cash and investments amounted to $964 million (including a $600 million long-term loan to WFSB), $978 million (including a $600 million long-term loan to WFSB), and $965 million (including a $600 million long-term loan to WFSB), respectively.

YEAR 2000

         Golden West is aware of the system challenges that the year 2000 has created and currently has a plan in place to insure that all of the Company's systems will be year 2000 compliant by the beginning of the year 1999. The Company is currently in the process of identifying, prioritizing and modifying or replacing systems that may be affected by these year 2000 compliance issues (Year 2000 Project.) While Golden West believes it is doing everything technologically possible to assure year 2000 compliance, the success of the Year 2000 Project is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. The Company currently estimates that over the next two years, it will cost approximately $14 million to make all of its computer systems year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during the first quarter of 1998 was $1 million. Included in the $14 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company is likely to dedicate a number of its existing resources solely to the Year 2000 Project.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes based on simulations using an asset/liability model which takes into account the lags described above. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at March 31, 1998, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      May 5, 1998 - Annual Meeting
                                                                                                         Broker
                                                 For          Against       Withheld      Abstain       Non-Vote
                                             -------------  ------------- ------------- ------------- -------------
(b)       Directors elected:

          Patricia A. King                     49,968,414                      371,871

          Marion O. Sandler                    50,035,544                      304,741

          Leslie Tang Schilling                49,976,038                      364,247

(c)       Ratification of Auditors:

          Appointment of Deloitte & Touche
          LLP, independent public
          accountants, for the fiscal
          year 1998                            50,307,067         12,555                      20,663

Other Directors continuing in office are:

     Maryellen B. Cattani, Louis J. Galen, Antonia Hernandez, Bernard A. Osher, Kenneth T. Rosen, and Herbert M. Sandler

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

                Exhibit No.            Description

                 3(a) Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to
                         Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1990.

                 3(b) By-Laws of the Company, as amended in 1997,. are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1997.

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

                 10(d) Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to
                         Exhibit 10(c) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

              Exhibit No.            Description

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

                 11      Statement of Computation of Earnings Per Share

                 27      Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant did not file any current reports on Form 8-K with the Commission in the first quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 13, 1998                           /s/ J. L. Helvey
                                               ---------------------------------
                                               J. L. Helvey
                                               Executive Vice President
                                               (duly authorized and principal
                                               financial officer)