Form 10-K405/A
period 1996-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1998-08-12
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                                   AMENDMENT 1

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1996
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     95-2080059
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

   1901 Harrison Street, Oakland, California                 94612
---------------------------------------------    ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (510) 446-3420
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
----------------------------        -------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference             Applicable Part of Form 10-K
-----------------------------------             ----------------------------
Proxy Statement Dated March 14, 1997,                    Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen B. Cattani     3/25/97      /s/ Bernard A. Osher      3/25/97
-------------------------------------    -------------------------------------
Maryellen B. Cattani                      Bernard A. Osher
Director                                  Director

                                          /s/ Kenneth T. Rosen      3/25/97
-------------------------------------     ------------------------------------
Louis J. Galen                            Kenneth T. Rosen
Director                                  Director

/s/ Antonia Hernandez        3/25/97      /s/ Herbert M. Sandler    3/25/97
-------------------------------------     ------------------------------------
Antonia Hernandez                         Herbert M. Sandler
Director                                  Director

/s/ Patricia A. King         3/25/97      /s/ Marion O. Sandler     3/25/97
------------------------------------      ------------------------------------
Patricia A. King                          Marion O. Sandler
Director                                  Director

/s/ William D. McKee         3/25/97      /s/ Leslie Tang Schilling 3/25/97
------------------------------------      ------------------------------------
William D. McKee                          Leslie Tang Schilling
Director                                  Director