Form 10-Q
period 1998-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1998-08-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         For Quarter Ended June 30, 1998 Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


             Delaware                                   95-2080059
----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                             94612
-----------------------------------------                       ---------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:            (510) 446-3420
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

         The number of shares outstanding of the registrant's common stock on July 31, 1998, was 57,599,599 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results for the full year.



                                                                        June 30        June 30     December 31
                                                                          1998          1997           1997
                                                                      -------------  ------------  -------------
                                                                             (Unaudited)
                                                                      ---------------------------

Assets:
  Cash                                                                $    198,513   $   130,667   $    172,241
  Securities available for sale at fair value                              416,441       601,278        608,544
  Other investments at cost                                                144,000     1,044,756        252,648
  Mortgage-backed securities available for sale without recourse at        136,289       206,722        157,327
fair value
  Mortgage-backed securities held to maturity without recourse at          678,434       768,468        752,029
cost
  Mortgage-backed securities held to maturity with recourse at cost      8,306,056     3,077,534      3,030,390
  Loans receivable                                                      27,600,120    31,821,887     33,260,709
  Interest earned but uncollected                                          209,687       217,309        216,923
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                        708,382       572,157        590,244
  Real estate held for sale or investment                                   44,065        73,436         62,006
  Prepaid expenses and other assets                                        363,406       356,021        247,003
  Premises and equipment--at cost less accumulated depreciation            261,836       224,847        240,207
                                                                      ------------   ------------  ------------
                                                                      $ 39,067,229   $39,095,082   $ 39,590,271
                                                                      =============  ============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                            $ 24,993,708   $24,036,660   $ 24,109,717
  Advances from Federal Home Loan Banks                                  7,486,916     7,359,039      8,516,605
  Securities sold under agreements to repurchase                         1,816,433     2,954,221      2,334,048
  Medium-term notes                                                            -0-       309,936        109,992
  Accounts payable and accrued expenses                                    521,828       485,805        446,325
  Taxes on income                                                          313,634       248,759        265,065
  Subordinated notes--net of discount                                    1,011,159     1,209,772      1,110,488
  Stockholders' equity                                                   2,923,551     2,490,890      2,698,031
                                                                      -------------  ------------  -------------
                                                                      $ 39,067,229   $39,095,082   $ 39,590,271
                                                                      =============  ============  =============


                                                         Three Months Ended              Six Months Ended
                                                              June 30                         June 30
                                                    ----------------------------    ----------------------------
                                                        1998           1997            1998            1997
                                                    -------------   ------------    ------------    ------------
   Interest Income:
       Interest on loans                             $   587,188    $   583,659     $ 1,216,066     $ 1,148,722
       Interest on mortgage-backed securities            105,536         72,369         177,731         147,302
       Interest and dividends on investments              47,845         34,211         101,975          68,494
                                                    -------------   ------------    ------------    ------------
                                                         740,569        690,239       1,495,772       1,364,518
   Interest Expense:
       Interest on deposits                              321,079        294,122         636,289         574,442
       Interest on advances                              105,206        107,781         228,766         220,389
       Interest on repurchase agreements                  33,097         40,470          66,033          68,368
       Interest on other borrowings                       41,990         31,286          81,773          66,047
                                                                                    ------------    ------------
                                                    -------------   ------------
                                                         501,372        473,659       1,012,861         929,246
                                                    -------------   ------------    ------------    ------------
           Net Interest Income                           239,197        216,580         482,911         435,272
   Provision for loan losses                               2,682         13,111           5,647          33,806
                                                    -------------   ------------    ------------    ------------
           Net Interest Income after Provision
               for Loan Losses                           236,515        203,469         477,264         401,466
   Non-Interest Income:
       Fees                                               15,716         11,298          28,663          22,035
       Gain on the sale of securities,
           MBS, and loans                                 19,077          3,061          21,584           4,284
       Other                                               8,304          5,451          18,853          12,723
                                                    -------------   ------------    ------------    ------------
                                                          43,097         19,810          69,100          39,042
   Non-Interest Expense:
       General and administrative:
           Personnel                                      48,044         43,892          94,580          87,992
           Occupancy                                      14,949         13,408          29,118          26,796
           Deposit insurance                               1,516          1,937           3,128           3,983
           Advertising                                     3,218          2,342           5,464           4,760
           Other                                          19,309         17,048          38,420          34,266
                                                    -------------   ------------    ------------    ------------
                                                          87,036         78,627         170,710         157,797
   Earnings Before Taxes on Income and
       Extraordinary Item                                192,576        144,652         375,654         282,711
       Taxes on Income                                    75,626         57,375         148,623         112,060
                                                    -------------   ------------    ------------    ------------
   Earnings Before Extraordinary Item                    116,950         87,277         227,031         170,651
   Extraordinary Item:
   Federal Home Loan Bank advance prepayment
       penalty, net of tax of $5,325                         -0-            -0-          (7,710)           -0-
                                                    -------------   ------------    ------------    ------------
   Net Earnings                                     $    116,950    $    87,277     $   219,321     $   170,651
                                                    =============   ============    ============    ============

   Basic Earnings Per Share Before Extraordinary    $       2.04    $      1.53     $      3.96     $      2.99
   Basic Earnings Per Share on Extraordinary
       Item, Net of Tax                                     0.00           0.00           (0.13)           0.00
                                                    -------------   ------------    ------------    ------------
   Basic Earnings Per Share                         $       2.04    $      1.53     $      3.83     $      2.99
                                                    =============   ============    ============    ============

   Diluted Earnings Per Share Before Extraordinary  $       2.01    $      1.51     $      3.91     $      2.94
   Diluted Earnings Per Share on Extraordinary
   Item,
       Net of Tax                                           0.00           0.00           (0.13)           0.00
                                                    -------------   ------------    ------------    ------------
   Diluted Earnings Per Share                       $       2.01    $      1.51     $      3.78     $      2.94
                                                    =============   ============    ============    ============


                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                       Three Months Ended             Six Months Ended
                                                             June 30                      June 30
                                                    --------------------------   ---------------------------
                                                       1998            1997          1998           1997
                                                    -----------    -----------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings                                        $   116,950    $    87,277    $   219,321    $   170,651
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Extraordinary item                                        -0-            -0-         13,035            -0-
    Provision for loan losses                               2,682         13,111          5,647         33,806
    Amortization of loan fees and discounts                (5,989)        (4,810)       (11,094)        (9,251)
    Depreciation and amortization                           5,967          5,164         11,691         10,307
    Loans originated for sale                            (212,419)       (45,191)      (333,958)       (98,751)
    Sales of loans originated for sale                    268,226         48,796        400,166         98,304
    Decrease (increase) in interest earned but              3,903         (5,029)         7,236          4,295
     uncollected
    Federal Home Loan Bank stock dividends                (10,332)        (8,596)       (27,715)       (24,318)
    Increase in prepaid expenses and other assets .       (15,228)       (62,881)      (106,832)      (121,462)
    Increase in accounts payable and accrued               15,648          3,470         74,472         33,623
     expenses
    Increase (decrease) in taxes on income                (20,707)       (29,799)        43,231         24,869
    Other, net                                             (1,445)        (3,244)        (5,872)        (7,870)
                                                      -----------    -----------    -----------    -----------
      Net cash provided by (used in) operating            147,256         (1,732)       289,328        114,203
        activities

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio     (1,859,213)    (2,109,072)    (3,204,867)    (3,450,976)
    Real estate loans purchased                              (642)          (608)        (1,689)        (1,260)
    Other, net                                             (9,554)       (14,849)       (20,371)       (23,119)
                                                      -----------    -----------    -----------    -----------
                                                       (1,869,409)    (2,124,529)    (3,226,927)    (3,475,355)
  Real estate loan principal payments:
    Monthly payments                                      159,588        170,310        334,507        334,559
    Payoffs, net of foreclosures                        1,476,320        699,963      2,554,813      1,187,683
    Refinances                                             79,203         70,223        178,079        127,606
                                                      -----------    -----------    -----------    -----------
                                                        1,715,111        940,496      3,067,399      1,649,848

  Repayments of mortgage-backed securities                367,349        132,561        515,869        238,586
  Proceeds from sales of real estate                       35,131         60,636         86,536        113,316
  Purchases of securities available for sale             (127,459)        (1,177)      (127,481)        (1,187)
  Sales of securities available for sale                   81,150            961         81,373            961
  Matured securities available for sale                   243,629         48,452        253,671        224,053
  Decrease in other investments                           245,044        493,795        108,648         34,076
  Purchases of Federal Home Loan Bank stock               (99,004)           -0-        (99,994)       (56,239)
  Additions to premises and equipment                     (20,234)        (8,785)       (35,297)       (23,132)
                                                      -----------    -----------    -----------    -----------
    Net cash provided by (used in) investing              571,308       (457,590)       623,797     (1,295,073)
      activities

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                      Three Months Ended             Six Months Ended
                                                            June 30                      June 30
                                                   --------------------------   ---------------------------
                                                      1998          1997           1998           1997
                                                   -----------   ------------   ------------   ------------
Cash Flows From Financing Activities:
    Deposit activity:
    Increase in deposits, net                     $    171,678    $    854,966    $    375,813    $  1,473,148
    Interest credited                                  262,760         237,770         508,178         463,578
                                                  ------------    ------------    ------------    ------------
                                                       434,438       1,092,736         883,991       1,936,726

  Additions to Federal Home Loan Bank advances       2,553,300          22,600       3,264,500          44,200
  Repayments of Federal Home Loan Bank advances     (2,718,566)       (797,490)     (4,306,273)     (1,483,689)
  Proceeds from agreements to repurchase securities  1,808,100       1,011,791       3,063,990       2,436,493
  Repayments of agreements to repurchase securities (2,176,658)       (719,749)     (3,581,605)     (1,390,398)
  Repayments of medium-term notes                          -0-             -0-        (110,000)       (280,000)
  Proceeds from federal funds purchased             35,060,000             -0-      79,850,000             -0-
  Repayments of federal funds purchased            (35,560,000)            -0-     (79,850,000)            -0-
  Repayment of subordinated debt                      (100,000)       (115,000)       (100,000)       (115,000)
  Dividends on common stock                             (7,163)         (6,253)        (14,303)        (12,554)
  Exercise of stock options                              8,585             320          12,847           2,329
  Purchase and retirement of Company stock                 -0-         (31,938)            -0-         (45,289)
                                                  ------------    ------------    ------------    ------------
    Net cash provided by (used in) financing          (697,964)        457,017        (886,853)      1,092,818
     activities
                                                  ------------    ------------    ------------    ------------
Net Increase (Decrease) in Cash                         20,600          (2,305)         26,272         (88,052)
Cash at beginning of period                            177,913         132,972         172,241         218,719
                                                  ============    ============    ============    ============
Cash at end of period                             $    198,513    $    130,667    $    198,513    $    130,667
                                                  ============    ============    ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                      $    507,214    $    476,118    $  1,014,588    $    928,642
    Income taxes                                       100,251          87,903         104,082          88,514
  Cash received for interest and dividends             744,472         685,210       1,503,008       1,368,813
  Noncash investing activities:
    Loans transferred to foreclosed real estate         27,492          54,069          59,053         104,726
    Loans securitized into mortgage-backed
     securities with recourse                        5,197,466             -0-       5,698,458             -0-

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                      For the Six Months Ended June 30, 1998
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                      Comprehensive
                                                                       Income From
                                            Additional                 Unrealized         Total
                                Common       Paid-in     Retained       Gains On       Stockholders' Comprehensive
                                 Stock       Capital     Earnings      Securities        Equity          Income
                               ----------   ----------   ----------   --------------   ------------  ---------------

Balance at January 1, 1998     $    5,707   $    85,532    $ 2,457,055    $   149,737    $ 2,698,031

Comprehensive income:
  Net earnings                        -0-           -0-        219,321                       219,321    $   219,321
  Change in unrealized gains on
    securities available for sale,
    net of tax                        -0-           -0-            -0-         15,677         15,677         15,677
  Reclassification adjustment
    for gains included in income      -0-           -0-            -0-         (8,022)        (8,022)        (8,022)
Cash dividends on common
  stock ($.25 per share)              -0-           -0-       (14,303)        (14,303)
Common stock issued upon
  exercise of stock options,
  including tax benefits               52        12,795            -0-            -0-         12,847
                                ---------   -----------   ------------   ------------   ------------   ------------
Balance at June 30, 1998        $   5,759   $    98,327   $ 2,662,073    $   157,392    $  2,923,551   $    226,976
                                =========   ===========   ============   ============   ============   ============


                                                      For the Six Months Ended June 30, 1997
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                       Comprehensive
                                                                        Income From
                                            Additional                  Unrealized         Total
                                Common       Paid-in       Retained     Gains On       Stockholders' Comprehensive
                                 Stock       Capital       Earnings     Securities        Equity          Income
                               ----------   ----------   ------------  --------------   ------------  ---------------

Balance at January 1, 1997    $     5,734   $   67,953    $ 2,177,098    $    99,692    $ 2,350,477

Comprehensive income:
  Net earnings                       -0-           -0-        170,651                       170,651    $   170,651
  Change in unrealized gains on
    securities available for sale,
    net of tax                       -0-           -0-            -0-         27,020         27,020         27,020
  Reclassification adjustment
    for gains included in income     -0-           -0-            -0-         (1,744)        (1,744)        (1,744)
Cash dividends on common
  stock ($.22 per share)             -0-           -0-       (12,554)                       (12,554)
Common stock issued upon
  exercise of stock options,
  including tax benefits              9          2,320            -0-                         2,329
Purchase and retirement of
  Company stock                     (69)           -0-       (45,220)                       (45,289)

                               -----------   -----------  ------------   -----------    -----------     -----------
Balance at June 30, 1997       $   5,674     $  70,273    $ 2,289,975    $   124,968    $ 2,490,890     $   195,927
                               ===========   ===========  ============   ===========    ===========     ===========

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1997, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1998, and 1997, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet completed a full assessment of the impact of this statement on its financial statements and results of operations.


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         June 30          June 30        December 31
                                                           1998            1997              1997
                                                       ------------    ------------     -------------
   Assets                                              $ 39,067,229    $ 39,095,082      $ 39,590,271
   Loans receivable                                      27,600,120      31,821,887        33,260,709
   Mortgage-backed securities                             9,120,779       4,052,724         3,939,746
   Deposits                                              24,993,708      24,036,660        24,109,717
   Stockholders' equity                                   2,923,551       2,490,890         2,698,031
   Stockholders' equity/total assets                          7.48%           6.37%             6.81%
   Book value per common share                         $      50.76    $      43.90      $      47.28
   Common shares outstanding                             57,590,999      56,738,514        57,068,504
   Yield on loan portfolio                                    7.51%           7.42%             7.53%
   Yield on mortgage-backed securities                        7.23%           7.10%             7.23%
   Yield on investments                                       6.89%           6.51%             6.48%
   Yield on earning assets                                    7.44%           7.35%             7.48%
   Cost of deposits                                           4.99%           5.10%             5.04%
   Cost of borrowings                                         6.02%           5.97%             5.99%
   Cost of funds                                              5.29%           5.38%             5.36%
   Yield on earning assets less cost of funds                 2.15%           1.97%             2.12%
   Ratio of nonperforming assets to total assets               .89%           1.11%              .96%
   Ratio of troubled debt restructured to total assets         .08%            .19%              .11%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $ 28,789,260    $ 20,240,335      $ 24,608,701
     Net worth                                            1,931,153       1,341,396         1,605,561
     Net worth/total assets                                   6.71%           6.63%             6.52%
     Regulatory capital ratios:
       Core capital                                           6.69%           6.61%             6.51%
       Risk-based capital                                    12.91%          13.22%            12.80%
   World Savings and Loan Association:
     Total assets                                      $ 10,103,271    $ 18,767,337      $ 15,446,575
     Net worth                                            1,049,734       1,260,995         1,121,961
     Net worth/total assets                                  10.39%           6.72%             7.26%
     Regulatory capital ratios:
       Core capital                                           9.00%           6.13%             6.42%
       Risk-based capital                                    17.78%          13.30%            13.64%



                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended           Six Months Ended
                                                              June 30                      June 30
                                                      -------------------------   --------------------------
                                                         1998          1997          1998           1997
                                                      -----------   -----------   ------------   -----------
   New real estate loans originated                   $2,071,632    $2,154,263    $ 3,538,825    $3,549,727
   Average yield on new real estate loans                  7.76%         7.51%          7.76%         7.52%
   Increase in deposits (a)                           $  434,438    $1,092,736    $   883,991    $1,936,726
   Earnings before extraordinary item                    116,950        87,277        227,031       170,651
   Net earnings                                          116,950        87,277        219,321       170,651
   Basic earnings per share before extraordinary item       2.04          1.53           3.96          2.99
   Diluted earnings per share before extraordinary item     2.01          1.51           3.91          2.94
   Basic earnings per share                                 2.04          1.53           3.83          2.99
   Diluted earnings per share                               2.01          1.51           3.78          2.94
   Cash dividends on common stock                           .125           .11            .25           .22
   Average common shares outstanding                  57,338,227    56,892,526     57,233,046    57,102,416
   Average diluted common shares outstanding          58,110,247    57,815,785     57,969,377    58,030,202
   Ratios:(b)
     Net earnings/average net worth (ROE)(c)              16.31%        14.24%         15.58%        14.09%
     Net earnings/average assets (ROA)(c)                  1.19%          .90%          1.11%          .89%
     Net interest income/average assets                    2.43%         2.24%          2.44%         2.27%
     General and administrative expense/average assets      .88%          .81%           .86%          .82%

(a) Includes an increase of $674 million of wholesale deposits for the quarter ended June 30, 1997. Includes a decrease of $525 million and an increase of $1.1 billion of wholesale deposits for the six months ended June 30, 1998 and 1997, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six-month period and dividing by four and seven, respectively.
(c) The year-to-date ratios as of June 30, 1998 include the extraordinary item. The year-to-date ratios as of June 30, 1998 excluding the extraordinary item are: ROE 16.13% and ROA 1.15%.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1998 and 1997, and December 31, 1997. The reader is referred to page 52 of the Company's 1997 Annual Report on Form 10-K for similar information for the years 1994 through 1997 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                 June 30
                                                           --------------------       December 31
                                                            1998         1997             1997
                                                           -------      -------       -------------
       Assets:
          Cash and investments                                1.9%         4.5%             2.6%
          Mortgage-backed securities                         23.3         10.4             10.0
          Loans receivable                                   70.7         81.4             84.0
          Other assets                                        4.1          3.7              3.4
                                                           -------      -------          -------
                                                            100.0%       100.0%           100.0%
                                                           =======      =======          =======
       Liabilities and Stockholders' Equity:
          Deposits                                           64.0%        61.5%            60.9%
          Federal Home Loan Bank advances                    19.2         18.8             21.5
          Securities sold under agreements to repurchase      4.6          7.6              5.9
          Medium-term notes                                   0.0          0.8              0.3
          Other liabilities                                   2.1          1.8              1.8
          Subordinated debt                                   2.6          3.1              2.8
          Stockholders' equity                                7.5          6.4              6.8
                                                           -------      -------           -------
                                                            100.0%       100.0%            100.0%
                                                           =======      =======           =======

         As the above table shows, deposits represent the majority of the Company's liabilities. The largest asset component is mortgage-backed securities and the loan portfolio, which consists primarily of long-term mortgages. The disparity between the repricing (maturity or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

         The following gap table shows that, as of June 30, 1998, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the index Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 1998
                              (Dollars in millions)

                                                            Projected Repricing(a)
                                       -----------------------------------------------------------------
                                         0 - 3        4 - 12        1 - 5        Over 5
                                         Months       Months        Years         Years        Total
                                       -----------   ----------   -----------   ----------   -----------
Interest-Earning Assets:
  Investments                          $      531    $      27    $      -0-    $       2    $      560
  Mortgage-backed securities                8,391           99           339          292         9,121
  Loans receivable:
    Rate-sensitive                         23,484        1,507           151          -0-        25,142
    Fixed-rate                                129          286           977          869         2,261
  Other(b)                                    857          -0-           -0-          -0-           857
  Impact of interest rate swaps               442          248          (454)       (236)           -0-
                                      ------------   ----------   -----------   ----------   -----------
Total                                  $   33,834    $   2,167    $    1,013    $     927    $   37,941
                                       ===========   ==========   ===========   ==========   ===========
Interest-Bearing Liabilities(c):
  Deposits                             $   13,003    $   9,721    $    2,259    $      11    $   24,994
  FHLB advances                             6,025        1,050           122          290         7,487
  Other borrowings                          1,910          -0-           718          199         2,827
  Impact of interest rate swaps               474         (331)         (143)         -0-           -0-
                                       -----------   ----------   -----------   ----------   -----------
Total                                  $   21,412    $  10,440    $    2,956    $     500    $   35,308
                                       ===========   ==========   ===========   ==========   ===========

Repricing gap                          $   12,422    $  (8,273)   $   (1,943)   $     427    $    2,633
                                       ===========   ==========   ===========   ==========   ===========

Cumulative gap                         $   12,422    $   4,149    $    2,206    $   2,633
                                       ===========   ==========   ===========   ==========

Cumulative gap as a percentage of
    total assets                            31.8%        10.6%          5.6%
                                       ===========   ==========   ===========

(a) Based on scheduled maturity or scheduled repricing; loans reflect scheduled repayments and projected prepayments of principal.
(b)  Includes cash in banks and Federal  Home Loan Bank (FHLB)  stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association
(WSL) to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed from a monthly to a quarterly calculation and is either equal to 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was calculated monthly and was equal to 5% of the monthly average of deposits and short-term borrowings. WFSB's regulatory liquidity ratios were 16% and 11% for the quarters ended June 30, 1998 and December 31, 1997, respectively. WFSB's regulatory average liquidity ratio was 5.5% for the month ended June 30, 1997. WSL's regulatory liquidity ratios were 15% and 12% for the quarters ended June 30, 1998 and December 31, 1997, respectively. WSL's regulatory average liquidity ratio was 7% for the month ended June 30, 1997. The increase in the average liquidity ratios at June 30, 1998 and December 31, 1997, as compared to June 30, 1997, was due to a change in the revised OTS liquidity regulation which expanded the assets qualifying for the calculation.

         At June 30, 1998 and 1997, and December 31, 1997, the Company had securities available for sale in the amount of $416 million, $601 million, and $609 million, respectively, including unrealized gains on securities available for sale of $260 million, $203 million, and $245 million, respectively. At June 30, 1998 and 1997, and December 31, 1997, the Company had no securities held to maturity or for trading in its investment securities portfolio.

         Included in the securities available for sale at June 30, 1998 and 1997, and December 31, 1997, were collateralized mortgage obligations (CMOs) in the amount of $45 million, $96 million, and $71 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At June 30, 1998, all CMOs qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

     At June 30, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $9.0 billion, $3.8 billion, and $3.8 billion, respectively, including Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company of $4.5 billion at June 30, 1998, $3.1 billion at June 30, 1997 and $3.0 billion at December 31, 1997 and including $3.8 billion of securities issued by a Real Estate Mortgage Investment Conduit (REMIC). At June 30, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities available for sale in the amount of $136 million, $207 million, and $157 million, respectively, including unrealized gains on MBS available for sale of $6 million, $8 million, and $8 million, respectively. At June 30, 1998 and 1997 and December 31, 1997, the Company had no trading MBS.

     During the second quarter of 1998, the Company securitized $3.9 billion of mortgage loans into a Real Estate Mortgage Investment Conduit. Securities issued by the REMIC are being used as collateral for advances from the FHLB of Dallas. The securities issued by the REMIC are classified as MBS held to maturity.

         During the first and second quarters of 1998, the Company securitized $501 million and $1.3 billion, respectively, of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. During the fourth quarter of 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS in November and securitized $1.0 billion of ARMs into FNMA COFI-indexed MBS in December. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

         Repayments of MBS during the second quarter and first six months of 1998 were $367 million and $516 million, respectively, compared to $133 million and $239 million in the same periods of 1997. MBS repayments were higher during the first six months of 1998 as compared to the first six months of 1997 due to an increase in total MBS outstanding and an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

                  LOAN VOLUME

         New loan originations for the three and six months ended June 30, 1998, amounted to $2.1 billion and $3.5 billion, respectively, compared to $2.2 billion and $3.5 billion for the same periods in 1997. The 1998 loan volume was similar to the 1997 loan volume due to a continued strong housing market and lower interest rates causing more borrowers to refinance. Refinanced loans constituted 42% and 43% of new loan originations for the three and six months ended June 30, 1998, compared to 31% and 33% for the three and six months ended June 30, 1997.

     Loans originated for sale amounted to $212 million and $334 million for the three and six months ended June 30, 1998, respectively, compared to $45 million and $99 million for the same periods in 1997. The Company continues to sell most of its fixed-rate originations.

     The Company has lending operations in 26 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 1998, 62% and 61%, respectively, of total loan originations were on residential properties in California compared to 53% and 52% for the same periods in 1997. The five largest states, other than California, for originations for the three and six months ended June 30, 1998, were Florida, Texas, Colorado, Illinois and New Jersey with a combined total of 20% and 21% of total originations, respectively. The percentage of the total loan portfolio (excluding mortgage-backed securities with recourse) that is comprised of residential loans in California was 56% at June 30, 1998 compared to 67% at June 30, 1997, and 63% at December 31, 1997. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 66% at June 30, 1998 compared to 67% at June 30, 1997, and 66% at December 31, 1997.

     The tables on the following two pages show the Company's loan portfolio by state at June 30, 1998 and 1997.



                                     TABLE 3

                             Loan Portfolio by State
                                  June 30, 1998
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real            Total         a % of
    State            1 - 4           5+           Land          Estate         Loans(a)      Portfolio
---------------   ------------   -----------   ----------   ---------------   -----------   ------------
California        $20,354,069    $3,414,490    $     223    $    43,343      $23,812,125       65.83%
Texas               1,407,972        74,256          529          1,405        1,484,162        4.11
Florida             1,422,475        19,575            5            819        1,442,874        3.99
Illinois            1,202,328       158,430          -0-          1,529        1,362,287        3.77
Colorado            1,060,890       221,099          -0-          6,951        1,288,940        3.57
New Jersey          1,240,886           -0-          -0-          5,267        1,246,153        3.45
Washington            534,073       408,648          -0-            702          943,423        2.61
Arizona               761,859        25,980          -0-            532          788,371        2.18
Pennsylvania          636,666         4,191          -0-          3,054          643,911        1.78
Virginia              514,365         8,461          -0-          1,250          524,076        1.45
Connecticut           492,953           -0-          -0-             17          492,970        1.36
Maryland              358,397         2,136          -0-            463          360,996        1.00
Oregon                255,116        14,527          -0-            244          269,887        0.75
Minnesota             213,871         8,073          -0-            -0-          221,944        0.61
Utah                  207,871            51          -0-          1,460          209,382        0.58
Nevada                176,984           944          -0-            -0-          177,928        0.49
Kansas                168,717         4,990          -0-            164          173,871        0.48
Wisconsin             168,218         3,826          -0-            -0-          172,044        0.48
Massachusetts         133,710           -0-          -0-            -0-          133,710        0.37
Missouri               88,044         5,662          -0-            -0-           93,706        0.26
Washington DC          53,429           -0-          -0-            -0-           53,429        0.15
New Mexico             50,032           -0-          -0-            -0-           50,032        0.14
New York               39,509           -0-          -0-            -0-           39,509        0.11
Delaware               33,109           -0-          -0-            -0-           33,109        0.09
Idaho                  31,562           -0-          -0-            -0-           31,562        0.09
Georgia                27,634           -0-          -0-          1,375           29,009        0.08
North Carolina         21,943           -0-          -0-            -0-           21,943        0.06
Michigan               20,962           -0-          -0-            -0-           20,962        0.06
Ohio                    8,924         1,274           73          3,061           13,332        0.04
South Dakota           11,397           -0-          -0-            -0-           11,397        0.03
Other                   7,737           -0-          -0-          2,792           10,529        0.03
                  ------------   -----------   ----------   ------------     ------------   ---------
  Totals          $31,705,702    $4,376,613    $     830    $    74,428       36,157,573      100.00%
                  ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                       (28,652)
Loan discount on purchased loans                                                  (3,410)
Undisbursed loan funds                                                            (4,156)
Allowance for loan losses                                                       (239,537)
Loans to facilitate (LTF) interest reserve                                          (564)
Troubled debt restructured (TDR) interest reserve                                 (2,869)
Loans on deposits                                                                 27,791
                                                                             ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and REMIC MBS                                                            35,906,176
Loans securitized into FNMA MBS with recourse and REMIC MBS                   (8,306,056)(b)
                                                                             ------------
     Loans receivable                                                        $27,600,120
                                                                             ============

(a)    The Company has no commercial loans.
(b) The above schedule includes the June 30, 1998 balances of adjustable rate loans that have been securitized with full recourse into Federal National Mortgage Association mortgage-backed securities and loans that have been securitized into REMIC mortgage-backed securities.



                                     TABLE 4

                             Loan Portfolio by State
                                  June 30, 1997
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real           Total         a % of
    State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
---------------   ------------   -----------   ----------   ---------------   -----------   ------------
California        $20,327,373    $3,397,605    $     244    $    53,442      $23,778,664       67.65%
Texas               1,268,634       105,901          567          1,521        1,376,623        3.92
Illinois            1,142,439       178,242          -0-          1,712        1,322,393        3.76
Colorado            1,043,506       233,298          -0-          7,059        1,283,863        3.65
Florida             1,187,442        20,192           59            932        1,208,625        3.44
New Jersey          1,132,637           404          -0-          5,594        1,138,635        3.24
Washington            478,018       382,828          -0-            746          861,592        2.45
Arizona               700,736        45,145          -0-            568          746,449        2.12
Pennsylvania          538,703         4,240          -0-          3,414          546,357        1.55
Virginia              516,245         8,550          -0-          1,397          526,192        1.50
Connecticut           451,883           -0-          -0-             21          451,904        1.29
Maryland              351,507         2,178          -0-            521          354,206        1.01
Oregon                240,586        11,539          -0-            246          252,371        0.72
Nevada                190,579         1,064          -0-            -0-          191,643        0.55
Utah                  182,707            57          -0-          1,685          184,449        0.52
Minnesota             163,919         8,171          -0-            -0-          172,090        0.49
Kansas                155,432         4,823          -0-            183          160,438        0.46
Wisconsin             123,442         3,879          -0-            -0-          127,321        0.36
Massachusetts         101,971           -0-          -0-             20          101,991        0.29
Missouri               77,011         6,276          -0-            -0-           83,287        0.24
Washington DC          47,912           -0-          -0-            -0-           47,912        0.14
New York               46,359           -0-          -0-            -0-           46,359        0.13
New Mexico             41,547           -0-          -0-            -0-           41,547        0.12
Georgia                33,270           -0-          -0-          1,637           34,907        0.10
Idaho                  28,494           -0-          -0-            -0-           28,494        0.08
Delaware               26,548           -0-          -0-            -0-           26,548        0.08
Ohio                   14,676         1,832          189          3,822           20,519        0.06
South Dakota            8,714           -0-          -0-            -0-            8,714        0.02
North Carolina          7,488           -0-          -0-            476            7,964        0.02
Other                  10,429             5          -0-          4,491           14,925        0.04
                  ------------   -----------   ----------   ------------     ------------   ---------
  Totals          $30,640,207    $ 4,416,229   $   1,059    $    89,487       35,146,982      100.00%
                  ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                       (48,304)
Loan discount on purchased loans                                                  (3,755)
Undisbursed loan funds                                                            (4,069)
Allowance for loan losses                                                       (216,651)
Loans to facilitate interest reserve                                                (668)
Troubled debt restructured interest reserve                                       (6,098)
Loans on deposits                                                                 31,984
                                                                             ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse     34,899,421
Loans securitized into FNMA MBS with recourse                                 (3,077,534)(b)
                                                                             ------------
   Loans receivable                                                          $31,821,887
                                                                             ============

(a)    The Company has no commercial loans.
(b) The above schedule includes the June 30, 1997 balances of adjustable rate loans that have been securitized with full recourse into Federal National Mortgage Association mortgage-backed securities, which can be used to collateralize reverse repurchase agreements.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (excluding MBS) composed of rate-sensitive loans was 92% at June 30, 1998 and 1997, compared to 93% at December 31, 1997. The portion of the mortgage portfolio (including MBS) composed of rate-sensitive loans was 92% at June 30, 1998 compared to 91% at June 30, 1997 and December 31, 1997. The Company's ARM originations for the first half of 1998 constituted 87% of new mortgage loans made in 1998 compared to over 95% in the first half of 1997.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including MBS with recourse) was 12.67%, or 5.31% above the actual weighted average rate at June 30, 1998, versus 12.81%, or 5.55% above the weighted average rate at June 30, 1997.

         Approximately $5.1 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 1998, $522 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.74% at June 30, 1998 compared to 7.73% at June 30, 1997. Without the floor, the average yield on these loans would have been 7.16% at June 30, 1998 and 7.09% at June 30, 1997.

         Loan repayments consist of monthly loan amortization, loan payoffs, and refinances. For the three and six months ended June 30, 1998, loan repayments were $1.7 billion and $3.1 billion, respectively, compared to $940 million and $1.6 billion in the same periods of 1997. The increase in prepayments for the first half of 1998 as compared to the first six months of 1997 was due to an apparent surge in refinance activity.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 122 and SFAS 125. For the first quarter and first six months of 1998, the Company recognized gains of $4.4 million and $6.6 million, respectively, on the sale of loans due to the capitalization of servicing rights compared to $1.1 million and $2.1 million for the same periods in 1997. After amortization, the balance at June 30, 1998 and 1997 of the capitalized servicing rights was $15.7 million and $10.0 million, respectively. The book value of Golden West's servicing rights did not exceed the fair value at June 30, 1998 or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                            June 30
                                                   --------------------------    December 31
                                                      1998          1997            1997
                                                   -----------   ------------   --------------
Non-accrual loans                                  $  302,922    $   361,860     $   317,550
Real estate acquired through foreclosure               43,643         72,697          61,517
Real estate in judgment                                   -0-            191              67
                                                   -----------   ------------    ------------
Total nonperforming assets                         $  346,565    $   434,748     $   379,134
                                                   ===========   ============    ============

TDRs                                               $   31,978    $    75,834     $    43,795
                                                   ===========   ============    ============

Ratio of NPAs to total assets                           0.89%          1.11%            .96%
                                                   ===========   ============    ============

Ratio of TDRs to total assets                           0.08%           .19%            .11%
                                                   ===========   ============    ============

Ratio of NPAs and TDRs to total assets                  0.97%          1.30%           1.07%
                                                   ===========   ============    ============

         The decrease in NPAs during 1998 reflects the improving California economy. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans is fully-reserved and amounted to $2 million and $5 million in the second quarter and first six months of 1998 compared to $4 million and $9 million for the same periods of 1997. Interest foregone on TDRs amounted to $241 thousand and $527 thousand for the three and six months ended June 30, 1998, compared to $555 thousand and $1.1 million for the three and six months ended June 30, 1997.

         The tables on the following two pages show the Company's nonperforming assets by state at June 30, 1998 and 1997.




                                     TABLE 6

                          Nonperforming Assets by State
                                  June 30, 1998
                             (Dollars in thousands)


                          Non-Accrual Loans (a)                  Real Estate Owned
                    ----------------------------------    --------------------------------
                        Residential       Commercial                          Commercial                 NPAs as
                        Real Estate          Real            Residential         Real        Total        a% of
     State            1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
----------------    ---------   ---------   --------      -------   ---------   --------    ---------    ---------
California          $209,013    $ 10,454    $   453      $38,018    $  1,389    $   -0-     $259,327     1.09%
Texas                  7,463         -0-        -0-        1,078         -0-        -0-        8,541     0.58
Florida               13,447         -0-        187          390         -0-        -0-       14,024     0.97
Illinois              10,572         220        -0-          818         -0-        -0-       11,610     0.85
Colorado               1,904         -0-          3          -0-         -0-        -0-        1,907     0.15
New Jersey            17,249         -0-        210          704         -0-        -0-       18,163     1.46
Washington             1,577         747        -0-          111         -0-        -0-        2,435     0.26
Arizona                1,700         -0-        -0-          493         -0-        -0-        2,193     0.28
Pennsylvania           7,066         -0-        -0-          289         -0-        -0-        7,355     1.14
Virginia               2,012         -0-        -0-          150         -0-        -0-        2,162     0.41
Connecticut            3,656         -0-        -0-          194         -0-        -0-        3,850     0.78
Maryland               1,789         -0-        -0-          170         -0-        -0-        1,959     0.54
Oregon                   646         -0-        -0-          -0-         -0-        -0-          646     0.24
Minnesota              1,336         -0-        -0-           47         -0-        -0-        1,383     0.62
Utah                   2,147         -0-        -0-          -0-         -0-        -0-        2,147     1.03
Nevada                 2,483         -0-        -0-          270         -0-        -0-        2,753     1.55
Kansas                   361          40        -0-          -0-         -0-        -0-          401     0.23
Wisconsin                520         -0-        -0-          -0-         -0-        -0-          520     0.30
Massachusetts            369         -0-        -0-          -0-         -0-        -0-          369     0.28
Missouri                 234         -0-        -0-           91         162        -0-          487     0.52
Washington, DC           101         -0-        -0-          -0-         -0-        -0-          101     0.19
New Mexico               407         -0-        -0-          -0-         -0-        -0-          407     0.81
New York               3,309         -0-        -0-          104         -0-         11        3,424     8.67
Delaware                  81         -0-        -0-          -0-         -0-        -0-           81     0.24
Idaho                    235         -0-        -0-          -0-         -0-        -0-          235     0.74
Georgia                  819         -0-        -0-           93         -0-        -0-          912     3.14
North Carolina           -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
Michigan                  14         -0-        -0-          -0-         -0-        -0-           14     0.07
Ohio                       2         -0-        -0-          -0-         -0-        -0-            2     0.02
South Dakota              72         -0-        -0-          -0-         -0-        -0-           72     0.63
Other                     24         -0-        -0-          -0-         -0-        -0-           24     0.22
                    ---------   ---------   --------      -------   ---------   --------    ---------    -----
  Totals            $290,608    $ 11,461    $   853       $43,020   $  1,551    $    11      347,504     0.96%
                    =========   =========   ========      =======   =========   ========

REO general valuation allowance                                                                 (939)    0.00
                                                                                            ---------    -----
Total nonperforming assets                                                                  $346,565     0.96%
                                                                                            =========    =====


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) During the past four years, the Company has securitized adjustable rate loans into FNMA mortgage-backed securities with full credit recourse. In addition, during the second quarter of 1998, the Company securitized mortgage loans into REMIC MBS. The June 30, 1998 balances of the related nonperforming assets are reflected in the amounts above.



                                     TABLE 7

                          Nonperforming Assets by State
                                  June 30, 1997
                             (Dollars in thousands)


                          Non-Accrual Loans (a)                  Real Estate Owned
                    ----------------------------------    --------------------------------
                        Residential       Commercial                          Commercial                 NPAs as
                        Real Estate          Real            Residential         Real        Total        a% of
     State            1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
----------------    ---------   ---------   --------      -------   ---------   --------    ---------    ---------
California          $280,013    $ 12,211    $ 1,123      $59,394    $  8,886    $ 2,167     $363,794     1.53%
Texas                  7,454         -0-        -0-          711         -0-        -0-        8,165     0.59
Illinois               8,148         223        -0-          367         -0-        -0-        8,738     0.66
Colorado               1,814         -0-      3,088          -0-         -0-        -0-        4,902     0.38
Florida                7,008         -0-        195          515         -0-        -0-        7,718     0.64
New Jersey            15,213         -0-        826          365         -0-        -0-       16,404     1.44
Washington             2,525         -0-        -0-          -0-         -0-        -0-        2,525     0.29
Arizona                1,158         -0-        -0-          210         -0-        -0-        1,368     0.18
Pennsylvania           4,988         -0-          4          152         -0-        -0-        5,144     0.94
Virginia               1,543         -0-        -0-          524         -0-        -0-        2,067     0.39
Connecticut            2,620         -0-        -0-          590         -0-        -0-        3,210     0.71
Maryland               1,627         -0-        -0-          289         -0-        -0-        1,916     0.54
Oregon                   804         -0-        -0-          -0-         -0-        -0-          804     0.32
Nevada                 1,252         -0-        -0-          227         -0-        -0-        1,479     0.77
Utah                     375         -0-        -0-          -0-         -0-        -0-          375     0.20
Minnesota                506         -0-        -0-          -0-         -0-        -0-          506     0.29
Kansas                   426          40        -0-          -0-         -0-        -0-          466     0.29
Wisconsin                591         -0-        -0-          -0-         -0-        -0-          591     0.46
Massachusetts            160         -0-         20          -0-         -0-        -0-          180     0.18
Missouri                 423          42        -0-           32         -0-        -0-          497     0.60
Washington, DC            74         -0-        -0-          -0-         -0-        -0-           74     0.15
New York               3,412         -0-        -0-          302         -0-        -0-        3,714     8.01
New Mexico               -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
Georgia                1,784         -0-        -0-          -0-         -0-        -0-        1,784     5.11
Idaho                    -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
Delaware                 118         -0-        -0-          -0-         -0-        -0-          118     0.44
Ohio                       7         -0-          2          -0-         -0-        -0-            9     0.04
South Dakota             -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
North Carolina           -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
Other                     43         -0-        -0-          -0-         -0-        -0-           43     0.29
                    ---------   ---------   --------     -------   ---------   --------    ---------    -----
  Totals            $344,086    $ 12,516    $ 5,258      $63,678    $  8,886    $ 2,167      436,591     1.24%
                    =========   =========   ========     =======   =========   ========

REO general valuation allowance                                                               (1,843)   (0.00)
                                                                                            ---------   ------
Total nonperforming assets                                                                  $434,748     1.24%
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

         The table below shows the changes in the allowance for loan losses for the three months ended June 30, 1998 and 1997.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30                      June 30
                                                             --------------------------   --------------------------
                                                                1998          1997           1998          1997
                                                             ------------  ------------   -----------   ------------
  Beginning allowance for loan losses                        $   237,186   $   209,077    $  233,280    $   195,702
  Provision charged to expense                                     2,682        13,111         5,647         33,806
  Less loans charged off                                            (467)       (5,747)          -0-        (13,305)
  Add recoveries                                                     136           210           610            448
                                                             ------------  ------------   -----------   ------------
  Ending allowance for loan losses                           $   239,537   $   216,651    $  239,537    $   216,651
                                                             ============  ============   ===========   ============

  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse)                       .00%          .06%          .00%           .08%
                                                             ============  ============   ===========   ============
  Ratio of allowance for loan losses to nonperforming assets                                   69.1%          49.8%
                                                                                          ===========   ============

  Ratio of allowance for loan losses to total loans
    (including MBS with recourse)                                                               .67%           .62%
                                                                                          ===========   ============

         DEPOSITS

         Retail deposits increased during the second quarter of 1998 by $434 million, including interest credited of $263 million, compared to an increase of $419 million, including interest credited of $238 million, in the second quarter of 1997. Retail deposits increased during the first half of 1998 by $1.4 billion, including interest credited of $508 million, compared to an increase of $866 million, including interest credited of $464 million, in the first half of 1997. Retail deposits increased during the first six months of 1998 and 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. In addition, the Company began actively promoting market rate transaction accounts during the second half of 1997, which continued during the first half of 1998.

         Beginning in January 1997, the Company began a program to use brokers to sell certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at June 30, 1998 as compared to $1.1 billion at June 30, 1997.

         The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 1998 and 1997.

                                     TABLE 9

                                    Deposits
                              (Dollars in millions)

                                                                                    June 30
                                                               ---------------------------------------------------
                                                                       1998                         1997
                                                               ----------------------      -----------------------
                                                                 Rate*        Amount         Rate*        Amount
                                                               --------     ----------     ---------    ----------
       Deposits by interest rate:
       Interest-bearing checking accounts                          3.23%    $      84          1.17%    $     276
       Passbook accounts                                           2.22           544          2.22           545
       Money market deposit accounts                               4.28         6,040          3.02         1,940
       Term certificate accounts with original maturities of:
           4 weeks to 1 year                                       5.10         7,977          5.32        12,543
           1 to 2 years                                            5.44         6,688          5.37         3,687
           2 to 3 years                                            5.46         1,458          5.44         1,322
           3 to 4 years                                            5.34           372          5.79           489
           4 years and over                                        5.76         1,208          5.87         1,648
       Retail jumbo CDs                                            5.34           622          5.51           515
       Wholesale CDs                                               0.00           -0-          5.64         1,071
       All other                                                   7.56             1          7.67             1
                                                                           -----------                 -----------
                                                                           $   24,994                  $   24,037
                                                                           ===========                 ===========

       Deposits by remaining maturity:
       No contractual maturity                                             $    6,668                  $    2,761
       Maturity within one year:
          3rd quarter                                                           6,335                       7,289
          4th quarter                                                           5,463                       7,237
          1st quarter                                                           2,567                       2,499
          2nd quarter                                                           1,691                       1,371
                                                                           -----------                 -----------
                                                                               16,056                      18,396

          1 to 2 years                                                          1,718                       1,929
          2 to 3 years                                                            289                         679
          3 to 4 years                                                            144                         110
          4 years and over                                                        119                         162
                                                                           -----------                 -----------
                                                                           $   24,994                  $   24,037
                                                                           ===========                 ===========

* Weighted average interest rate, including the impact of interest rate swaps.

         At June 30, the weighted average cost of deposits was 4.99% (1998) and 5.10% (1997).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from the FHLB, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans and capital stock of the FHLB. FHLB advances amounted to $7.5 billion at June 30, 1998, compared to $7.4 billion and $8.5 billion at June 30, 1997, and December 31, 1997, respectively. During the first quarter of 1998, the Company notified the FHLB of San Francisco that it would pay off, before maturity, $2.9 billion of high-cost advances and, as a result, incurred a $13 million pre-tax charge during the first quarter of 1998 for the penalties associated with these prepayments. See Extraordinary Item discussion on page 30. During July 1998, the Company notified the FHLB that it would pay off an additional $1.5 billion, before maturity, of FHLB advances and, as a result, will incur an additional $8 million pre-tax charge during the third quarter of 1998 for the penalties associated with these prepayments.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $1.8 billion, $3.0 billion, and $2.3 billion at June 30, 1998 and 1997, and December 31, 1997, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities in accordance with SFAS 125 and SFAS 127. The Company adopted SFAS 127 on January 1, 1998 and the adoption of SFAS 127 had no effect on the Company's financial condition and results of operations.

         OTHER BORROWINGS

         At June 30, 1998, Golden West, at the holding company level, had a total of $911 million of subordinated debt issued and outstanding. As of June 30, 1998, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At June 30, 1998, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         WSL also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at June 30, 1998, the full amount was available for issuance. As of June 30, 1998, WSL had a total of $100 million of subordinated notes issued and outstanding, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

         WSL currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at June 30, 1998. WSL had no medium-term notes outstanding under prior registrations at June 30, 1998, compared to $310 million at June 30, 1997, and $110 million at December 31, 1997. As of June 30, 1998, WSL's medium-term notes had a preliminary rating of A1 and A+ by Moody's and S&P, respectively.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of June 30, 1998, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased by $226 million during the first six months of 1998. The increase in stockholders' equity was a result of net earnings for the first six months of 1998 and an $8 million increase in market values of securities available for sale since December 31, 1997, partially offset by the payment of $14 million in quarterly dividends to stockholders. The Company's stockholders' equity increased by $140 million during the first six months of 1997. The increase in stockholders' equity was primarily as a result of net earnings for the first six months of 1997 and a $25 million increase in market values of securities available for sale since December 31, 1996, which were partially offset by the $45 million cost of the purchase of Company stock and the payment of $13 million in quarterly dividends to stockholders. Unrealized gains net of taxes on securities and MBS available for sale included in stockholders' equity at June 30, 1998 and 1997, and December 31, 1997, were $157 million, $125 million, and $150 million, respectively.

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

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of June 30, 1998, 8.5 million shares had been purchased and retired at a cost of $380 million since October 1993. The Company did not purchase any stock during the first six months of 1998. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         WSL paid a $100 million dividend to Golden West in March and $100 million in June 1998. In addition, WSL has received approval from the OTS to pay up to $150 million more in upstream dividends to Golden West. Also, Golden West purchased from WSL, and subsequently contributed as capital to WFSB, $100 million of loans during the first quarter of 1998 and $100 million in loans during the second quarter of 1998.

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

         REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. Effective March 31, 1998, FIRREA's old 3% minimum requirement for Core (or Leverage) Capital has been superseded by a 4% minimum requirement under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

         The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 1998 and 1997.

                                    TABLE 10

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              June 30, 1998                                     June 30, 1997
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $1,929,619     6.69%     $  432,456     1.50%     $1,338,857     6.61%     $  304,005     1.50%
   Core        1,929,619     6.69       1,153,217     4.00       1,338,857     6.61         608,010     3.00
   Risk-based  2,031,581    12.91       1,259,075     8.00       1,406,712    13.22         851,290     8.00


         The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 1998 and 1997.

                                    TABLE 11

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                               June 30, 1998                                      June 30, 1997
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $  892,726     9.00%      $  148,730     1.50%    $ 1,142,979     6.13%     $  279,515     1.50%
   Core          892,726     9.00          396,614     4.00       1,142,979     6.13         559,030     3.00
   Risk-based  1,067,516    17.78          480,347     8.00       1,458,621    13.30         877,655     8.00

         In addition, institutions whose exposure to interest rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of June 30, 1998, the most recent notification from the OTS categorized both WFSB and WSL as "well capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well capitalized classification at June 30, 1998.

                                    TABLE 12

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                          ACTUAL                       WELL CAPITALIZED
                                -------------------------       --------------------------
                                 Capital        Ratio             Capital         Ratio
                                -----------    ----------       -----------    -----------
        Leverage               $ 1,929,619        6.69%         $ 1,441,521        5.00%
        Tier 1 risk-based        1,929,619       12.26              944,306        6.00
        Total risk-based         2,031,581       12.91            1,573,844       10.00


         The table below shows that WSL's regulatory capital exceeds the requirements of the well capitalized classification at June 30, 1998.

                                    TABLE 13

                       World Savings and Loan Association
         Regulatory Capital Compared to Well Capitalized Classification
                             (Dollars in thousands)

                                          ACTUAL                     WELL CAPITALIZED
                                -------------------------       --------------------------
                                 Capital        Ratio             Capital         Ratio
                                -----------    ----------       -----------    -----------
        Leverage                $  892,726        9.00%          $  495,768        5.00%
        Tier 1 risk-based          892,726       14.87              360,260        6.00
        Total risk-based         1,067,516       17.78              600,434       10.00


RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings before an extraordinary item (see extraordinary item discussion on page 30) for the six months ended June 30, 1998 were $227 million compared to net earnings of $171 million for the six months ended June 30, 1997. Net earnings after the extraordinary item for the six months ended June 30, 1998 were $219 million compared to net earnings of $171 million for the six months ended June 30, 1997. Net earnings for the first half of 1998 included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer. In addition to the stock gain, net earnings increased in 1998 as compared 1997 as a result of increased net interest income and a decrease in the provision for loan losses. These increases to net earnings were partially offset by an increase in general and administrative expense.

         EARNINGS PER SHARE

         Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company's Basic EPS before the extraordinary item and the preferred stock gain of $.13 per share for the quarter and six months ended June 30, 1998 were $1.91 and $3.96, respectively, as compared to $1.53 and $2.99 for the quarter and six months ended June 30, 1997, respectively. Basic EPS after the extraordinary item and including the preferred stock gain for the quarter and six months ended June 30, 1998 were $2.04 and $3.83, respectively, as compared to $1.53 and $2.99, for the quarter and six months ended June 30, 1997, respectively. The Company reported Diluted EPS (before the extraordinary item and the preferred stock gain) of $1.88 and $3.91, for the quarter and six months ended June 30, 1998, compared to $1.51 and $2.94 for the three and six months ended June 30, 1997. Diluted EPS after the extraordinary item and the preferred stock gain for the quarter and six months ended June 30, 1998 were $2.01 and $3.78, respectively, as compared to $1.51 and $2.94 for the quarter and six months ended June 30, 1997, respectively.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1998 and 1997, and December 31, 1997.

                                    TABLE 14

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                  June 30
                                         ---------------------------      December 31
                                           1998            1997              1997
                                         -----------   -----------      -------------
        Yield on loan portfolio              7.51%         7.42%              7.53%
        Yield on MBS                         7.23          7.10               7.23
        Yield on investments                 6.89          6.51               6.48
                                        ----------      --------         ----------
        Yield on earning assets              7.44          7.35               7.48
                                        ----------      --------         ----------
        Cost of deposits                     4.99          5.10               5.04
        Cost of borrowings                   6.02          5.97               5.99
                                        ----------      --------         ----------
        Cost of funds                        5.29          5.38               5.36
                                        ----------      --------         ----------
        Primary spread                       2.15%         1.97%              2.12%
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

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 1998 and 1997, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 15

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                           Three Months Ended         Six Months Ended
                                                                 June 30                   June 30
                                                          ----------------------    ----------------------
                                                             1998         1997         1998         1997
                                                          ---------    ---------    ---------    ---------
    Interest on loans                                         74.9%        82.2%        77.7%        81.8%
    Interest on mortgage-backed securities                    13.5         10.2         11.4         10.5
    Interest and dividends on investments                      6.1          4.8          6.5          4.9
                                                          ---------    ---------    ---------    ---------
                                                              94.5         97.2         95.6         97.2
    Less:
      Interest on deposits                                    41.0         41.4         40.6         40.9
      Interest on advances and other borrowings               23.0         25.3         24.1         25.3
                                                          ---------    ---------    ---------    ---------
                                                              64.0         66.7         64.7         66.2

    Net interest income                                       30.5         30.5         30.9         31.0
      Provision for loan losses                                0.3          1.8          0.4          2.4
                                                          ---------    ---------    ---------    ---------
    Net interest income after provision for loan              30.2         28.7         30.5         28.6
    losses

    Add:
      Fees                                                     2.0          1.6          1.8          1.6
      Gain on the sale of securities,  MBS, and loans          2.4          0.4          1.4          0.3
      Other non-interest income                                1.1          0.8          1.2          0.9
                                                          ---------    ---------    ---------    ---------
                                                               5.5          2.8          4.4          2.8
    Less:
      General and administrative expenses                     11.1         11.1         10.9         11.2
      Taxes on income                                          9.7          8.1          9.5          8.0
                                                          ---------    ---------    ---------    ---------
    Earnings before extraordinary item                        14.9         12.3         14.5         12.2
    Extraordinary item                                         0.0          0.0          0.5          0.0
                                                          ---------    ---------    ---------    ---------
    Net earnings                                              14.9%        12.3%        14.0%        12.2%
                                                          =========    =========    =========    =========


         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity decreased net interest income by $2 million and $4 million for the three and six months ended June 30, 1998, as compared to a decrease of $1 million and $2 million for the same periods in 1997.

         The following table summarizes the unrealized gains and losses for interest rate swaps at June 30, 1998 and 1997.

                                    TABLE 16

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                         June 30, 1998                              June 30, 1997
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate swaps         $     7,215   $  (34,529)  $   (27,314)     $   17,881   $   (31,179)  $   (13,298)
                            ============  ============ =============   ============  ============= =============


                                    TABLE 17

                         Schedule of Interest Rate Swaps
                         (Notional amounts in millions)

                                            Six Months Ended
                                              June 30, 1998
                                       ----------------------------
                                         Receive           Pay
                                          Fixed           Fixed
                                          Swaps           Swaps
                                       -------------   ------------
Balance at December 31, 1997            $     1,679     $     1,108

Additions                                       -0-             -0-
Maturities                                     (803)          (140)
                                        ------------    ------------
Balance at June 30, 1998                $       876     $       968
                                        ============    ============


         The range of floating interest rates received on swap contracts in the first six months of 1998 was 5.62% to 6.19%, and the range of floating interest rates paid on swap contracts was 4.95% to 6.08%. The range of fixed interest rates received on swap contracts in the first six months of 1998 was 4.86% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

         In the second quarter of 1998, interest on loans was higher than in the comparable 1997 period by $3.5 million or 0.6%. The increase in the second quarter of 1998 was due to a 13 basis point increase in the average portfolio yield, partially offset by a $340 million decrease in the average portfolio balance. For the first half of 1998, interest on loans was higher than in the comparable 1997 period by $67 million or 5.9%. The increase was due to a $1.2 billion increase in the average portfolio balance and a 13 basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

     In the second quarter of 1998, interest on mortgage-backed securities was higher than in the comparable 1997 period by $33 million or 45.8%. The 1998 increase was due primarily to an $1.9 billion increase in the average portfolio balance. For the first half of 1998, interest on mortgage-backed securities was higher than in the comparable 1997 period by $30 million or 20.7% due primarily to an $835 million increase in the average portfolio balance and a four basis point increase in the average portfolio yield.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1998, interest and dividends on investments was higher than in the comparable 1997 period by $14 million or 39.9%. The increase was primarily due to a $882 million increase in the average portfolio balance, which was partially offset by a 5 basis point decrease in the average portfolio yield. For the first half of 1998, interest and dividends on investments was higher than in the comparable 1997 period by $33 million or 48.9%. The increase was primarily due to a $1.1 billion increase in the average portfolio balance and a two basis point increase in the average portfolio yield.

         INTEREST ON DEPOSITS

     In the second quarter of 1998, interest on deposits increased by $27 million or 9.2% from the comparable period in 1997. In the first half of 1998, interest on deposits increased by $62 million or 10.8% from the comparable period in 1997. The second quarter increase was due to a $2.2 billion increase in the average balance of deposits, which was partially offset by a 2 basis point decrease in the average cost of deposits. The six month increase was primarily due to a $2.4 billion increase in the average balance of deposits and a 2 basis point increase in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the second quarter and first half of 1998, interest on advances and other borrowings increased by $1 million or 0.4% and $22 million or 6.1%, respectively, from the comparable periods of 1997. The second quarter increase was primarily due to a seven basis point increase in the average cost of these borrowings, which was partially offset by a $102 million decrease in the average balance. The six month increase was primarily due to a $486 million increase in the average balance and a 12 basis point increase in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $3 million and $6 million, respectively, for the three and six months ended June 30, 1998, compared to $13 million and $34 million for the same periods in 1997. The lower provision in 1998 was due to lower chargeoffs resulting from the strong California housing market and declining nonperforming assets.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For  the  second   quarter   and  first  half  of  1998,   general  and
administrative expenses (G&A) was $87 million and $171 million, respectively, compared to $79 million and $158 million for the comparable periods in 1997. G&A as a percentage of average assets on an annualized basis was .88% and .86%, respectively, for the second quarter and first half of 1998 compared to .81% and
 .82%, respectively, for the same periods in 1997. Expenses are likely to rise in subsequent quarters because of the seasonal increase in mortgage activity during the summer months, the ongoing expansion of the Company's branch system, and the implementation of a variety of technology initiatives including addressing the "Year 2000 " computer issue (see Year 2000 discussion on page 32).

         EXTRAORDINARY ITEM

         During the first quarter of 1998, the Company notified the FHLB of San Francisco that it intended to retire before maturity, $2.9 billion of high-cost FHLB advances. As a result, the Company incurred a $13 million pretax charge in the first quarter of 1998 for the penalties associated with the prepayments. Golden West will replace the prepaid FHLB advances with new low-cost obligations that will produce more favorable interest expense for the Company over the next five years.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings before the extraordinary item were 39.3% and 39.6%, respectively, for the second quarter and first half of 1998 compared to 39.7% and 39.6%, respectively, for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit, borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at June 30, 1998, and 1997, and December 31, 1997, see the Cash and Investments section on page 12.

         WSL's  principal  sources  of  funds  are  cash  flows  generated  from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, World may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at June 30, 1998, and 1997, and December 31, 1997, see the Cash and Investments section on page 12.

         The principal sources of funds for WFSB's and WSL's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities (of which $200 million mature in 1998), capital contributions to its insured subsidiaries (including $311 million for the six months ended June 30, 1998 and $284 million for the year ended December 31, 1997 to WFSB), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At June 30, 1998 and 1997, and December 31, 1997, Golden West's total cash and investments amounted to $750 million, $900 million, and $965 million, respectively. Included in the June 30, 1998 and 1997, and December 31, 1997 amounts is a $600 million long-term loan to WFSB.

YEAR 2000

     The Company is aware of the system challenges that the Year 2000 has created and currently has a plan in place to insure that all of the Company's mission critical systems will be Year 2000 compliant by early 1999. The plan has been developed in accordance with guidance set forth by federal banking regulators in a series of jointly-issued policy statements. The Company has completed an inventory and assessment of its systems. The Company is currently in the process of testing and modifying or replacing systems that may be affected by these Year 2000 compliance issues (Year 2000 Project.) Included in this process are both information technology systems and other systems (e.g. elevators, doorlocks) that could be affected by Year 2000 issues. The Company has placed priority on information technology systems affecting its core business of deposit-taking and lending. Testing of individual systems for the ability to function during the Year 2000 has been started, with such testing to be substantially completed by December 31, 1998. During the first quarter of 1999, the Company will commence integrated testing and ascertain that all systems function together. All systems affecting the Company's core business are scheduled to be Year 2000 compliant by June 1999.

         While the Company believes it is doing everything technologically possible to assure Year 2000 compliance, the success of the Year 2000 Project is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. Such testing is included in the testing previously described in this section. To date, the Company has no indication that its principal vendors or their systems will adversely affect the Company's Year 2000 compliance efforts.

         The Company currently estimates that over the next two years, it will cost approximately $19 million to make all of its computer systems Year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during the first half of 1998 was $4 million. Included in the $19 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company is likely to dedicate a number of its existing resources solely to the Year 2000 Project.

     The Company believes that its Year 2000 Project will result in the Company's systems functioning normally, without adverse consequences. While the systems of others, with whom and through which the Company conducts business, are not within the Company's control, the Year 2000 Project is intended to provide the Company with sufficient advance warning that such systems will not perform. In the unlikely event of a system problem, the Company has developed contingency plans to address the potential that one or more systems might fail, despite efforts to the contrary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at June 30, 1998, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits

         Exhibit No.   Description
        -----------    -----------

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

           10(d) Deferred Compensation Agreement between the Company and Russell W.Kettell is incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K (Continued)

        Exhibit No.   Description
        -----------   -----------

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

                                   GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 14, 1998            /s/ J. L. Helvey
                                   --------------------------------------------
                                   J. L. Helvey
                                   Executive Vice President
                                   (duly authorized and principal financial
                                   officer)