Form 10-Q
period 1998-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1998-11-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For Quarter Ended September 30, 1998              Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------


          Delaware                                       95-2080059
-----------------------------------------    -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                            94612
-----------------------------------------                        ---------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              (510) 446-3420
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

Yes   X       No
    -------      -------

     The number of shares outstanding of the registrant's common stock on October 31, 1998, was 56,920,949 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (the Company) for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                      September 30   September 30  December 31
                                                                          1998          1997           1997
                                                                      -------------  ------------  -------------
                                                                             (Unaudited)
                                                                      ---------------------------

Assets:
  Cash                                                                $    199,747   $   140,898   $    172,241
  Securities available for sale at fair value                              310,296       586,401        608,544
  Other investments at cost                                                890,379       436,404        252,648
  Mortgage-backed securities available for sale without recourse at        125,107       197,121        157,327
fair value
  Mortgage-backed securities held to maturity without recourse at cost     629,036       749,913        752,029
  Mortgage-backed securities held to maturity with recourse at cost      7,642,479     2,974,764      3,030,390
  Loans receivable                                                      27,940,415    32,723,212     33,260,709
  Interest earned but uncollected                                          200,036       211,653        216,923
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                        768,601       580,861        590,244
  Real estate held for sale or investment                                   45,659        67,074         62,006
  Prepaid expenses and other assets                                        365,451       329,545        247,003
  Premises and equipment--at cost less accumulated depreciation            265,800       230,513        240,207
                                                                      -------------  ------------  -------------
                                                                      $ 39,383,006   $39,228,359   $ 39,590,271
                                                                      =============  ============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                            $ 25,477,429   $24,234,947   $ 24,109,717
  Advances from Federal Home Loan Banks                                  6,866,847     7,228,765      8,516,605
  Securities sold under agreements to repurchase                         2,310,198     2,890,918      2,334,048
  Medium-term notes                                                            -0-       309,969        109,992
  Accounts payable and accrued expenses                                    523,230       527,992        446,325
  Taxes on income                                                          307,969       250,407        265,065
  Subordinated notes--net of discount                                      911,467     1,210,141      1,110,488
  Stockholders' equity                                                   2,985,866     2,575,220      2,698,031
                                                                      -------------  ------------  -------------
                                                                      $ 39,383,006   $39,228,359   $ 39,590,271
                                                                      =============  ============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                    ----------------------------    ----------------------------
                                                        1998           1997            1998            1997
                                                    -------------   ------------    ------------    ------------
   Interest Income:
       Interest on loans                             $   529,135    $   610,177     $ 1,745,201     $ 1,758,899
       Interest on mortgage-backed securities            156,234         70,611         333,965         217,913
       Interest and dividends on investments              59,088         37,414         161,063         105,908
                                                    -------------   ------------    ------------    ------------
                                                         744,457        718,202       2,240,229       2,082,720
   Interest Expense:
       Interest on deposits                              327,589        314,895         963,878         889,337
       Interest on advances                              112,394        103,005         341,160         323,394
       Interest on repurchase agreements                  27,750         43,371          93,783         111,739
       Interest on other borrowings                       38,582         34,786         120,355         100,833
                                                                                    ------------    ------------
                                                    -------------   ------------
                                                         506,315        496,057       1,519,176       1,425,303
                                                    -------------   ------------    ------------    ------------
           Net Interest Income                           238,142        222,145         721,053         657,417
   Provision for loan losses                               3,130          9,980           8,777          43,786
                                                    -------------   ------------    ------------    ------------
           Net Interest Income after Provision
               for Loan Losses                           235,012        212,165         712,276         613,631
   Non-Interest Income:
       Fees                                               16,224         11,574          44,887          33,609
       Gain on the sale of securities, MBS, and            6,417          1,884          28,001           6,168
   loans
       Other                                               8,182          6,962          27,035          19,685
                                                    -------------   ------------    ------------    ------------
                                                          30,823         20,420          99,923          59,462
   Non-Interest Expense:
       General and administrative:
           Personnel                                      49,632         45,198         144,212         133,190
           Occupancy                                      15,636         14,008          44,754          40,804
           Deposit insurance                               1,444          1,786           4,572           5,769
           Advertising                                     2,189          3,445           7,653           8,205
           Other                                          18,604         18,797          57,024          53,063
                                                    -------------   ------------    ------------    ------------
                                                          87,505         83,234         258,215         241,031
   Earnings Before Taxes on Income and
       Extraordinary Item                                178,330        149,351         553,984         432,062
       Taxes on Income                                    70,309         59,344         218,932         171,404
                                                    -------------   ------------    ------------    ------------
   Earnings Before Extraordinary Item                    108,021         90,007         335,052         260,658
   Extraordinary Item:
   Federal Home Loan Bank advance prepayment
       penalty, net of tax                                (4,801)           -0-         (12,511)            -0-
                                                    -------------   ------------    ------------    ------------
   Net Earnings                                     $    103,220    $    90,007     $   322,541     $   260,658
                                                    =============   ============    ============    ============

   Basic Earnings Per Share Before Extraordinary    $       1.87    $      1.59     $      5.84     $      4.57
   Basic Earnings Per Share on Extraordinary
       Item, Net of Tax                                    (0.08)          0.00           (0.22)           0.00
                                                    ------------    ------------    ------------    ------------
   Basic Earnings Per Share                         $       1.79    $      1.59     $      5.62     $      4.57
                                                    =============   ============    ============    ============

   Diluted Earnings Per Share Before Extraordinary  $       1.85    $      1.56     $      5.78     $      4.50
   Diluted Earnings Per Share on Extraordinary
   Item, Net of Tax                                        (0.08)          0.00           (0.22)           0.00
                                                    -------------   ------------    ------------    ------------
   Diluted Earnings Per Share                       $       1.77    $      1.56     $      5.56     $      4.50
                                                    =============   ============    ============    ============



                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                     ---------------------------   --------------------------
                                                        1998           1997           1998           1997
                                                     ------------   ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net earnings ...................................   $   103,220    $    90,007    $   322,541    $   260,658
  Adjustments  to  reconcile  net  earnings to net
  cash  provided  by  operating activities:
    Extraordinary item ...........................         8,117            -0-         21,152            -0-
    Provision for loan losses ....................         3,130          9,980          8,777         43,786
    Amortization of loan fees and discounts ......        (5,474)        (4,282)       (16,568)       (13,533)
    Depreciation and amortization ................         6,369          5,263         18,060         15,570
    Loans originated for sale ....................      (291,424)       (47,591)      (625,382)      (146,342)
    Sales of loans ...............................       375,872         44,482        776,038        142,786
    Decrease  in interest earned but uncollected .         9,651          5,656         16,887          9,951
    Federal Home Loan Bank stock dividends .......       (12,559)        (9,145)       (40,274)       (33,463)
    Decrease (increase) in prepaid expenses and ..          (452)        26,917       (107,284)       (94,545)
    other assets
    Increase in accounts payable and accrued .....         2,433         42,187         76,905         75,810
    expenses
    Increase (decrease) in taxes on income .......       (11,412)           138         31,819         25,007
    Other, net ...................................           785           (874)        (5,087)        (8,744)
                                                     -----------    -----------    -----------    -----------
      Net cash provided by operating activities ..       188,256        162,738        477,584        276,941

Cash Flows From Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio    (1,886,820)    (1,932,509)    (5,091,687)    (5,383,485)
    Real estate loans purchased ..................          (648)          (670)        (2,337)        (1,930)
    Other, net ...................................       (65,120)       (13,172)       (85,491)       (36,291)
                                                     -----------    -----------    -----------    -----------
                                                      (1,952,588)    (1,946,351)    (5,179,515)    (5,421,706)
  Real estate loan principal payments:
    Monthly payments .............................       158,922        174,060        493,429        508,619
    Payoffs, net of foreclosures .................     1,340,611        821,316      4,073,503      2,136,605
                                                     -----------    -----------    -----------    -----------
                                                       1,499,533        995,376      4,566,932      2,645,224

  Repayments of mortgage-backed securities .......       723,795        131,174      1,239,664        369,760
  Proceeds from sales of real estate .............        31,484         58,487        118,020        171,803
  Purchases of securities available for sale .....      (183,116)          (110)      (310,597)        (1,297)
  Sales of securities available for sale .........           -0-          4,381         81,373          5,342
  Matured securities available for sale ..........       304,096         13,994        557,767        238,047
  Decrease (increase) in other investments .......      (746,379)       608,352       (637,731)       642,428
  Purchases of Federal Home Loan Bank stock ......       (49,253)           -0-       (149,247)       (56,239)
  Additions to premises and equipment ............       (13,495)       (14,612)       (48,792)       (37,744)
                                                     -----------    -----------    -----------    -----------
    Net cash provided by (used in) investing .....      (385,923)      (149,309)       237,874     (1,444,382)
    activities



                                                      Three Months Ended                 Nine Months Ended
                                                         September 30                      September 30
                                                   --------------------------       ------------------------------
                                                      1998          1997                1998            1997
                                                   -----------   ------------       -------------    -------------
Cash Flows From Financing Activities:
    Deposit activity:
    Increase (decrease) in deposits, net ......   $     213,571    $     (46,244)   $     589,384    $   1,426,904
    Interest credited .........................         270,150          244,531          778,328          708,109
                                                  -------------    -------------    -------------    -------------
                                                        483,721          198,287        1,367,712        2,135,013

  Additions to Federal Home Loan Bank advances        2,712,440          511,750        5,976,940          555,950
  Repayments of Federal Home Loan Bank advances      (3,341,798)        (642,070)      (7,648,071)      (2,125,759)
  Proceeds from agreements to repurchase securities   3,490,320        2,553,903        6,554,310        4,990,396
  Repayments of agreements to repurchase securities  (2,996,555)      (2,617,206)      (6,578,160)      (4,007,604)
  Repayments of medium-term notes .............             -0-              -0-         (110,000)        (280,000)
  Proceeds from federal funds purchased .......      43,084,000        7,808,000      122,934,000        7,808,000
  Repayments of federal funds purchased .......     (43,084,000)      (7,808,000)    (122,934,000)      (7,808,000)
  Repayment of subordinated debt ..............        (100,000)             -0-         (200,000)        (115,000)
  Dividends on common stock ...................          (7,214)          (6,241)         (21,517)         (18,795)
  Sale of stock ...............................           2,286            1,441           15,133            3,770
  Purchase and retirement of Company stock ....         (44,299)          (3,062)         (44,299)         (48,351)
                                                  -------------    -------------    -------------    -------------
    Net cash provided by (used in) financing ..         198,901           (3,198)        (687,952)       1,089,620
    activities
                                                  -------------    -------------    -------------    -------------
Net Increase (Decrease) in Cash ...............           1,234           10,231           27,506          (77,821)
Cash at beginning of period ...................         198,513          130,667          172,241          218,719
                                                  -------------    -------------    -------------    -------------
Cash at end of period .........................   $     199,747    $     140,898    $     199,747    $     140,898
                                                  =============    =============    =============    =============

Supplemental cash flow information:
  Cash paid for:
    Interest ..................................   $     510,620    $     492,562    $   1,525,208    $   1,421,204
    Income taxes ..............................          77,500           59,206          181,582          147,720
  Cash received for interest and dividends ....         754,108          723,858        2,257,116        2,092,671
  Noncash investing activities:
    Loans transferred to foreclosed real estate          29,614           51,472           88,667          156,198
    Loans securitized into mortgage-backed
securities
         with recourse ........................             -0-              -0-        5,698,458              -0-

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)


                                                   For the Nine Months Ended September 30, 1998
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                      Comprehensive
                                                                       Income From
                                            Additional                 Unrealized         Total
                                Common       Paid-in     Retained       Gains On       Stockholders' Comprehensive
                                 Stock       Capital     Earnings      Securities        Equity          Income
                               ----------   ----------   ----------   --------------   ------------  ---------------

Balance at January 1, 1998 .   $    5,707   $  85,532   $ 2,457,055    $   149,737    $ 2,698,031
Comprehensive income:
  Net earnings .............          -0-         -0-       322,541                       322,541    $   322,541
  Change in unrealized gains on
    securities available for sale,
    net of tax .............          -0-         -0-           -0-         23,998         23,998         23,998
  Reclassification adjustment
    for gains included in income      -0-         -0-           -0-         (8,022)        (8,022)        (8,022)
                                                                                                     ------------
    Comprehensive Income ...                                                                         $   338,517
                                                                                                     ============
Cash dividends on common
  stock ($.375 per share) ..          -0-         -0-       (21,517)                      (21,517)
Common stock issued upon
  exercise of stock options,
  including tax benefits ...           66      15,068           -0-                        15,134
Purchase and retirement of
  Company stock ............          (56)        -0-       (44,243)                      (44,299)
                               -----------   ---------   -----------  -------------    -----------
Balance at September 30, 1998  $    5,717    $100,600   $ 2,713,836   $    165,713     $2,985,866
                               ===========   =========   ===========  =============    ===========


                                                   For the Nine Months Ended September 30, 1997
                               -------------------------------------------------------------------------------------
                                                                       Accumulated
                                                                      Comprehensive
                                                                       Income From
                                            Additional                 Unrealized         Total
                                Common       Paid-in     Retained       Gains On       Stockholders' Comprehensive
                                 Stock       Capital     Earnings      Securities        Equity          Income
                               ----------   ----------   ----------   --------------   ------------  ---------------

Balance at January 1, 1997     $  5,734     $  67,953    $2,177,098   $      99,692    $ 2,350,477
Comprehensive income:
  Net earnings                       -0-          -0-      260,658                         260,658   $      260,658
  Change in unrealized gains on
    securities available for sale,
    net of tax                       -0-          -0-          -0-           29,315         29,315           29,315
  Reclassification adjustment
    for gains included in income     -0-          -0-          -0-           (1,854)        (1,854)          (1,854)
                                                                                                      --------------
    Comprehensive Income                                                                              $     288,119
                                                                                                      ==============
Cash dividends on common
  stock ($.33 per share)             -0-          -0-      (18,795)                       (18,795)
Common stock issued upon
  exercise of stock options,
  including tax benefits              16        3,754          -0-                           3,770
Purchase and retirement of
  Company stock                      (73)        -0-       (48,278)                        (48,351)
                               ----------   ----------   ----------   --------------   ------------
Balance at September 30, 1997   $  5,677     $  71,707   $2,370,683    $     127,153    $ 2,575,220
                               ==========   ==========   ==========   ==============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1997, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 1998, and 1997, respectively.

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



                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       September 30     September 30     December 31
                                                           1998            1997              1997
                                                       -------------    ------------     -------------
   Assets                                              $ 39,383,006     $39,228,359      $ 39,590,271
   Loans receivable                                      27,940,415      32,723,212        33,260,709
   Mortgage-backed securities                             8,396,622       3,921,798         3,939,746
   Deposits                                              25,477,429      24,234,947        24,109,717
   Stockholders' equity                                   2,985,866       2,575,220         2,698,031
   Stockholders' equity/total assets                          7.58%           6.56%             6.81%
   Book value per common share                         $      52.23     $     45.36      $      47.28
   Common shares outstanding                             57,172,249      56,770,444        57,068,504
   Diluted common shares outstanding                     57,743,225      57,837,051        58,021,902
   Yield on loan portfolio                                    7.49%           7.47%             7.53%
   Yield on mortgage-backed securities                        7.23%           7.15%             7.23%
   Yield on investments                                       6.20%           6.61%             6.48%
   Yield on earning assets                                    7.40%           7.42%             7.48%
   Cost of deposits                                           4.91%           5.08%             5.04%
   Cost of borrowings                                         5.92%           5.98%             5.99%
   Cost of funds                                              5.20%           5.37%             5.36%
   Yield on earning assets less cost of funds                 2.20%           2.05%             2.12%
   Ratio of nonperforming assets to total assets               .78%           1.05%              .96%
   Ratio of troubled debt restructured to total assets         .06%            .13%              .11%
   World Savings Bank, a Federal Savings Bank:
     Total assets                                      $ 31,854,886     $21,734,516      $ 24,608,701
     Net worth                                            2,095,404       1,489,373         1,605,561
     Net worth/total assets                                   6.58%           6.85%             6.52%
     Regulatory capital ratios:
       Core capital                                           6.57%           6.83%             6.51%
       Risk-based capital                                    12.76%          13.30%            12.80%
   World Savings and Loan Association:
     Total assets                                      $  8,288,587     $17,116,425       $15,446,575
     Net worth                                              804,414       1,196,534         1,121,961
     Net worth/total assets                                   9.71%           6.99%             7.26%
     Regulatory capital ratios:
       Core capital                                           7.91%           6.34%             6.42%
       Risk-based capital                                    16.72%          13.83%            13.64%



                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended           Nine Months Ended
                                                            September 30                September 30
                                                      -------------------------   --------------------------
                                                         1998          1997          1998           1997
                                                      -----------   -----------   ------------   -----------
   New real estate loans originated                   $2,178,244    $1,980,100    $ 5,717,069    $5,529,827
   Average yield on new real estate loans                  7.76%         7.63%          7.76%         7.56%
   Increase in deposits (a)                           $  483,721    $  198,287    $ 1,367,712    $2,135,013
   Earnings before extraordinary item                    108,021        90,007        335,052       260,658
   Net earnings                                          103,220        90,007        322,541       260,658
   Basic earnings per share before extraordinary item       1.87          1.59           5.84          4.57
   Diluted earnings per share before extraordinary item     1.85          1.56           5.78          4.50
   Basic earnings per share                                 1.79          1.59           5.62          4.57
   Diluted earnings per share                               1.77          1.56           5.56          4.50
   Cash dividends on common stock                           .125           .11           .375           .33
   Average common shares outstanding                  57,562,090    56,740,342     57,343,932    56,980,399
   Average diluted common shares outstanding          58,182,842    57,756,318     57,997,076    57,921,035
   Ratios:(b)
     Net earnings/average net worth (ROE)(c)              13.97%        14.23%         15.04%        14.14%
     Net earnings/average assets (ROA)(c)                  1.05%          .92%          1.09%          .90%
     Net interest income/average assets                    2.43%         2.26%          2.44%         2.27%
     General and administrative expense/average assets      .89%          .85%           .87%          .83%

(a) Includes a decrease of $208 million of wholesale deposits for the quarter ended September 30, 1997. Includes a decrease of $525 million and an increase of $864 million of wholesale deposits for the nine months ended September 30, 1998 and 1997, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.
(c) The ratios for the quarter and nine months ended September 30, 1998 include the extraordinary item. The ratios for the quarter ended September 30, 1998 excluding the extraordinary item are: ROE 14.62% and ROA 1.10%. The year-to-date ratios as of September 30, 1998 excluding the extraordinary item are: ROE 15.62% and ROA 1.13%.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1998 and 1997, and December 31, 1997. The reader is referred to page 52 of the Company's 1997 Annual Report on Form 10-K for similar information for the years 1994 through 1997 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                              September 30               December 31
                                                           --------------------
                                                            1998         1997                1997
                                                           -------      -------          -------------
       Assets:
          Cash and investments                                3.6%         3.0%                   2.6%
          Mortgage-backed securities                         21.3         10.0                   10.0
          Loans receivable                                   70.9         83.4                   84.0
          Other assets                                        4.2          3.6                    3.4
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           64.7%        61.8%                  60.9%
          Federal Home Loan Bank advances                    17.4         18.4                   21.5
          Securities sold under agreements to repurchase      5.9          7.4                    5.9
          Medium-term notes                                   0.0          0.8                    0.3
          Other liabilities                                   2.1          1.9                    1.8
          Subordinated debt                                   2.3          3.1                    2.8
          Stockholders' equity                                7.6          6.6                    6.8
                                                           -------     --------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======

         As the above table shows, deposits represent the majority of the Company's liabilities. The largest asset component is long-term mortgages held as loans and mortgage-backed securities. The disparity between the repricing (maturity or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

         The following gap table shows that, as of September 30, 1998, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the index Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 1998
                              (Dollars in millions)

                                                            Projected Repricing(a)
                                       -----------------------------------------------------------------
                                         0 - 3        4 - 12        1 - 5        Over 5
                                         Months       Months        Years         Years        Total
                                       -----------   ----------   -----------   ----------   -----------
Interest-Earning Assets:
  Investments                          $    1,012    $       6    $       87    $      96    $    1,201
  Mortgage-backed securities                7,728          103           331          234         8,396
  Loans receivable:
    Rate-sensitive                         23,691        1,764           142          -0-        25,597
    Fixed-rate                                129          287           945          835         2,196
  Other(b)                                    927          -0-           -0-          -0-           927
  Impact of interest rate swaps               587          103          (454)        (236)          -0-
                                       -----------   ---------    -----------   -----------  -----------
Total                                  $   34,074    $   2,263    $    1,051    $     929    $   38,317
                                       ===========   ==========   ===========   ==========   ===========
Interest-Bearing Liabilities(c):
  Deposits                             $   14,033    $   9,129    $    2,308    $       7    $   25,477
  FHLB advances                             6,250          200           122          295         6,867
  Other borrowings                          2,304            7           712          199         3,222
  Impact of interest rate swaps               461         (328)         (133)         -0-           -0-
                                       -----------   ----------   -----------   ----------   -----------
Total                                  $   23,048    $   9,008    $    3,009    $     501    $   35,566
                                       ===========   ==========   ===========   ==========   ===========


Repricing gap                          $   11,026    $  (6,745)   $   (1,958)   $     428
                                       ===========   ==========   ===========   ==========

Cumulative gap                         $   11,026    $   4,281    $    2,323    $   2,751
                                       ===========   ==========   ===========   ==========

Cumulative gap as a percentage of
    total assets                            28.0%        10.9%          5.9%
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

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association
(WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed from a monthly to a quarterly calculation and is either equal to 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was calculated monthly and was equal to 5% of the monthly average of deposits and short-term borrowings. WFSB's regulatory liquidity ratios were 20% and 11% for the quarters ended September 30, 1998 and December 31, 1997, respectively. WFSB's regulatory average liquidity ratio was 8% for the month ended September 30, 1997. WSL's regulatory liquidity ratios were 49% and 12% for the quarters ended September 30, 1998 and December 31, 1997, respectively. WSL's regulatory average liquidity ratio was 10% for the month ended September 30, 1997. The increase in the average liquidity ratios for the quarters ended September 30, 1998 and December 31, 1997, as compared to the month ended September 30, 1997, was due to a change in the revised OTS liquidity regulation which expanded the assets qualifying for the calculation.

         At September 30, 1998 and 1997, and December 31, 1997, the Company had securities available for sale in the amount of $310 million, $586 million, and $609 million, respectively, including unrealized gains on securities available for sale of $274 million, $206 million, and $245 million, respectively. At
September 30, 1998 and 1997, and December 31, 1997, the Company had no securities held for trading in its investment securities portfolio.

         Included in the Company's investment portfolio at September 30, 1998 and 1997, and December 31, 1997, were collateralized mortgage obligations (CMOs) in the amount of $98 million, $82 million, and $71 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At September 30, 1998, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

         MORTGAGE-BACKED SECURITIES

         At September 30, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities (MBS) held to maturity in the amount of $8.3 billion, $3.7 billion, and $3.8 billion, respectively, including Federal National Mortgage Association (FNMA) MBS subject to full credit recourse to the Company of $4.2 billion at September 30, 1998, $3.0 billion at September 30, 1997 and $3.0 billion at December 31, 1997, and including $3.4 billion at September 30, 1998, of securities issued by a Real Estate Mortgage Investment Conduit (REMIC). At September 30, 1998 and 1997, and December 31, 1997, the Company had mortgage-backed securities available for sale in the amount of $125 million, $197 million, and $157 million, respectively, including unrealized gains on MBS available for sale of $6 million, $8 million, and $8 million, respectively. At September 30, 1998 and 1997 and December 31, 1997, the Company had no trading MBS.

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

         Repayments of MBS during the third quarter and first nine months of 1998 were $724 million and $1.2 billion, respectively, compared to $131 million and $370 million in the same periods of 1997. MBS repayments were higher during the first nine months of 1998 as compared to the first nine months of 1997 due to an increase in total MBS outstanding and an increase in prepayments on the underlying mortgages.

         LOAN PORTFOLIO

             LOAN VOLUME

         New loan originations for the three and nine months ended September 30, 1998, amounted to $2.2 billion and $5.7 billion, respectively, compared to $2.0 billion and $5.5 billion for the same periods in 1997. The 1998 loan volume was similar to the 1997 loan volume due to a continued strong housing market, especially in California, and lower interest rates causing more borrowers to refinance. Refinanced loans constituted 42% and 43% of new loan originations for the three and nine months ended September 30, 1998, compared to 30% and 32% for the three and nine months ended September 30, 1997.

         Loans originated for sale amounted to $291 million and $625 million for the three and nine months ended September 30, 1998, respectively, compared to $48 million and $146 million for the same periods in 1997. The Company continues to sell most of its fixed-rate originations.

         The Company has lending operations in 26 states. The primary source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 1998, 63% and 62%, respectively, of total loan originations were on residential properties in
California compared to 53% for the same periods in 1997. The five largest states, other than California, for originations for the three and nine months ended September 30, 1998, were Florida, Texas, Colorado, Illinois, and
Washington with a combined total of 20% and 21% of total originations, respectively. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 66% at September 30, 1998 compared to 67% at September 30, 1997, and 66% at December 31, 1997.

     The tables on the following two pages show the Company's loan portfolio by state at September 30, 1998 and 1997.



                                     TABLE 3

                             Loan Portfolio by State
                               September 30, 1998
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real           Total          a% of
    State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
---------------   ------------   -----------   ----------   ---------------   -----------   ------------
California        $20,097,429    $3,381,050    $     216    $    42,197      $23,520,892       65.65%
Texas               1,410,729        70,144          524          1,374        1,482,771        4.14
Florida             1,438,608        19,052            4            703        1,458,367        4.07
Illinois            1,186,384       152,000          -0-          1,481        1,339,865        3.74
Colorado            1,022,793       206,054          -0-          5,975        1,234,822        3.45
New Jersey          1,227,348           -0-          -0-          4,633        1,231,981        3.44
Washington            542,281       416,926          -0-            693          959,900        2.68
Arizona               757,130        24,201          -0-            -0-          781,331        2.18
Pennsylvania          640,893         4,179          -0-          2,988          648,060        1.81
Virginia              501,118         8,435          -0-          1,211          510,764        1.43
Connecticut           494,604           -0-          -0-             16          494,620        1.38
Maryland              351,221         2,124          -0-            448          353,793        0.99
Oregon                254,915        14,476          -0-            243          269,634        0.75
Minnesota             222,190         7,841          -0-            -0-          230,031        0.64
Utah                  210,748            49          -0-          1,401          212,198        0.59
Wisconsin             178,817         3,812          -0-            -0-          182,629        0.51
Kansas                169,011         4,959          -0-            161          174,131        0.49
Nevada                172,091           912          -0-            -0-          173,003        0.48
Massachusetts         140,684           -0-          -0-            -0-          140,684        0.39
Missouri               90,051         5,551          -0-            -0-           95,602        0.27
Washington DC          55,075           -0-          -0-            -0-           55,075        0.15
New Mexico             48,585           -0-          -0-            -0-           48,585        0.14
New York               38,021           -0-          -0-            -0-           38,021        0.11
Michigan               36,292           -0-          -0-            -0-           36,292        0.10
Idaho                  32,834           -0-          -0-            -0-           32,834        0.09
Delaware               32,701           -0-          -0-            -0-           32,701        0.09
North Carolina         29,012           -0-          -0-            -0-           29,012        0.08
Georgia                25,472           -0-          -0-          1,366           26,838        0.07
South Dakota           11,968           -0-          -0-            -0-           11,968        0.03
Ohio                    7,621         1,231           68          2,978           11,898        0.03
Other                   7,078           -0-          -0-          2,767            9,845        0.03
                  ------------   -----------   ----------   ------------     ------------   ---------
  Totals          $31,433,704    $4,322,996    $     812    $    70,635       35,828,147      100.00%
                  ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                       (20,134)
Loan discount on purchased loans                                                  (3,309)
Undisbursed loan funds                                                            (3,321)
Allowance for loan losses                                                       (242,415)
Loans to facilitate (LTF) interest reserve                                          (514)
Troubled debt restructured (TDR) interest reserve                                 (2,214)
Loans on deposits                                                                 26,654
                                                                             -------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMIC                                                              35,582,894
Loans securitized into FNMA MBS with recourse and MBS-REMIC                   (7,642,479)(b)
                                                                             -------------
     Total loan portfolio                                                    $27,940,415
                                                                             =============

(a)    The Company has no commercial loans.
(b) The above schedule includes the September 30, 1998 balances of adjustable rate loans that have been securitized with full recourse into Federal National Mortgage Association mortgage-backed securities and REMIC mortgage-backed securities.



                                     TABLE 4

                             Loan Portfolio by State
                               September 30, 1997
                             (Dollars in thousands)

                         Residential
                         Real Estate                          Commercial                     Loans as
                   -------------------------                     Real          Total           a% of
    State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
---------------   ------------   -----------   ----------   ---------------   -----------   ------------
California        $20,573,055    $ 3,418,748   $     240     $   51,498      $24,043,541       66.89%
Texas               1,335,730       100,082          563          1,493        1,437,868        4.00
Illinois            1,189,536       175,226          -0-          1,668        1,366,430        3.80
Colorado            1,075,954       231,209          -0-          7,014        1,314,177        3.66
Florida             1,260,196        20,120           30            923        1,281,269        3.56
New Jersey          1,196,308           403          -0-          5,551        1,202,262        3.34
Washington            507,543       398,141          -0-            732          906,416        2.52
Arizona               737,858        40,000          -0-            559          778,417        2.17
Pennsylvania          583,660         4,228          -0-          3,282          591,170        1.64
Virginia              524,069         8,527          -0-          1,361          533,957        1.49
Connecticut           477,893           -0-          -0-             20          477,913        1.33
Maryland              364,166         2,168          -0-            507          366,841        1.02
Oregon                247,806        12,844          -0-            245          260,895        0.73
Utah                  194,538            56          -0-          1,630          196,224        0.55
Nevada                190,787         1,035          -0-            -0-          191,822        0.53
Minnesota             182,700         8,146          -0-            -0-          190,846        0.53
Kansas                162,572         4,797          -0-            178          167,547        0.47
Wisconsin             139,254         3,866          -0-            -0-          143,120        0.40
Massachusetts         118,187           -0-          -0-             20          118,207        0.33
Missouri               80,941         6,153          -0-            -0-           87,094        0.24
Washington DC          49,706           -0-          -0-            -0-           49,706        0.14
New Mexico             47,573           -0-          -0-            -0-           47,573        0.13
New York               44,610           -0-          -0-            -0-           44,610        0.12
Georgia                31,578           -0-          -0-          1,443           33,021        0.09
Delaware               30,631           -0-          -0-            -0-           30,631        0.09
Idaho                  30,227           -0-          -0-            -0-           30,227        0.08
Ohio                   13,256         1,788          181          3,477           18,702        0.05
South Dakota            9,452           -0-          -0-            -0-            9,452        0.03
North Carolina          7,486           -0-          -0-            464            7,950        0.02
Other                  10,315             4          -0-          4,419           14,738        0.05
                  ------------   -----------   ----------   ------------     ------------   ---------
  Totals          $31,417,587    $4,437,541    $   1,014    $    86,484       35,942,626      100.00%
                  ============   ===========   ==========   ============                    =========

SFAS 91 deferred loan fees                                                       (42,573)
Loan discount on purchased loans                                                  (3,654)
Undisbursed loan funds                                                            (3,511)
Allowance for loan losses                                                       (222,020)
Loans to facilitate interest reserve                                                (587)
Troubled debt restructured interest reserve                                       (3,965)
Loans on deposits                                                                 31,660
                                                                             ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse     35,697,976
Loans securitized into FNMA MBS with recourse                                 (2,974,764)(b)
                                                                             ------------
     Total loan portfolio                                                    $32,723,212
                                                                             ============

(a)    The Company has no commercial loans.
(b) The above schedule includes the September 30, 1997 balances of adjustable rate loans that have been securitized with full recourse into Federal National Mortgage Association mortgage-backed securities.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS) composed of rate-sensitive loans was 92% at September 30, 1998 compared to 91% at September 30, 1997 and 91% at December 31, 1997. The Company's ARM originations for the third quarter and first nine months of 1998 constituted 84% and 86%, respectively, of new mortgage loans made in 1998 compared to 96% for the third quarter and first nine months of 1997.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse) was 12.64%, or 5.27% above the actual weighted average rate at September 30, 1998, versus 12.76%, or 5.43% above the weighted average rate at September 30, 1997.

         Approximately $5.0 billion of the Company's ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 1998, $492 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.74% at September 30, 1998 compared to 7.76% at September 30, 1997. Without the floor, the average yield on these loans would have been 7.17% at September 30, 1998 and 7.14% at September 30, 1997.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 1998, loan repayments were $1.5 billion and $4.6 billion, respectively, compared to $995 million and $2.6 billion in the same periods of 1997. The increase in prepayments for the first nine months of 1998 as compared to the first nine months of 1997 was due to an increase in refinance and home sale activity.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. For the third quarter and first nine months of 1998, the Company recognized gains of $5.8 million and $12.4 million, respectively, on the sale of loans due to the capitalization of servicing rights compared to $1.1 million and $3.2 million for the same periods in 1997. After amortization, the balance at September 30, 1998 and 1997 of the capitalized servicing rights was $20.2 million and $10.3 million, respectively. The book value of Golden West's servicing rights did not exceed the fair value at September 30, 1998 or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

         ASSET QUALITY

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets includes non-accrual loans (loans, including loans swapped into MBS with recourse and loan securitized into MBS-REMIC, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on loans 90 days or more past due. The Company's troubled debt restructured (TDRs) is made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers adversely impacted by economic conditions.

         The following table shows the components of the Company's nonperforming assets and troubled debt restructured and the various ratios to total assets.

                                     TABLE 5

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                         September 30
                                                   --------------------------    December 31
                                                      1998          1997            1997
                                                   -----------   ------------   --------------
Non-accrual loans                                  $  264,198    $   344,655     $   317,550
Real estate acquired through foreclosure               44,537         66,652          61,517
Real estate in judgment                                   -0-            -0-              67
                                                   -----------   ------------    ------------
Total nonperforming assets                         $  308,735    $   411,307     $   379,134
                                                   ===========   ============    ============

TDRs                                               $   24,118    $    51,785     $    43,795
                                                   ===========   ============    ============

Ratio of NPAs to total assets                            .78%          1.05%            .96%
                                                   ===========   ============    ============

Ratio of TDRs to total assets                            .06%           .13%            .11%
                                                   ===========   ============    ============

Ratio of NPAs and TDRs to total assets                   .84%          1.18%           1.07%
                                                   ===========   ============    ============

     The decrease in NPAs during 1998 reflects the strong California economy and housing market. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. For the third quarter and first nine months of 1998, the Company's reserve for interest foregone on loans 90 days or more past due increased $738 thousand and $6 million, respectively, as compared to increases of $3 million and $12 million for the same periods in 1997. Interest foregone on TDRs amounted to $203 thousand and $729 thousand for the three and nine months ended September 30, 1998, compared to $381 thousand and $1.5 million for the three and nine months ended September 30, 1997.

         The tables on the following two pages show the Company's nonperforming assets by state as of September 30, 1998 and 1997.




                                     TABLE 6

                          Nonperforming Assets by State
                               September 30, 1998
                             (Dollars in thousands)


                          Non-Accrual Loans (a)                  Real Estate Owned
                    ----------------------------------    --------------------------------
                        Residential       Commercial                          Commercial                 NPAs as
                        Real Estate          Real            Residential         Real        Total        a% of
     State            1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
----------------    ---------   ---------   --------      --------  ---------   --------    ---------    ---------
California          $178,080    $  5,835    $   462        $39,236  $  1,027    $   -0-     $224,640      0.96%
Texas                  7,434         -0-        -0-            755       -0-        -0-        8,189      0.55
Florida               13,506         -0-         80            926       -0-        -0-       14,512      1.00
Illinois              10,487         220        -0-          1,242       -0-        -0-       11,949      0.89
Colorado               1,141         -0-          3            -0-       -0-        -0-        1,144      0.09
New Jersey            14,805         -0-         57            875       -0-        -0-       15,737      1.28
Washington             1,620         -0-        -0-            -0-       -0-        -0-        1,620      0.17
Arizona                2,618         -0-        -0-            112       -0-        -0-        2,730      0.35
Pennsylvania           7,396         -0-        -0-            286       -0-        -0-        7,682      1.19
Virginia               1,805         -0-        -0-            239       -0-        -0-        2,044      0.40
Connecticut            3,029         -0-        -0-             80       -0-        -0-        3,109      0.63
Maryland               1,179         -0-        -0-             82       -0-        -0-        1,261      0.36
Oregon                   844         -0-        -0-            -0-       -0-        -0-          844      0.31
Minnesota              1,463         -0-        -0-            104       -0-        -0-        1,567      0.68
Utah                   2,208         -0-        -0-            -0-       -0-        -0-        2,208      1.04
Wisconsin                369         -0-        -0-            -0-       -0-        -0-          369      0.20
Kansas                   569          40        -0-            -0-       -0-        -0-          609      0.35
Nevada                 2,080         -0-        -0-            328       -0-        -0-        2,408      1.39
Massachusetts            -0-         -0-        -0-            -0-       -0-        -0-          -0-      0.00
Missouri                 225         -0-        -0-             27       -0-        -0-          252      0.26
Washington DC            139         -0-        -0-            -0-       -0-        -0-          139      0.25
New Mexico               393         -0-        -0-            -0-       -0-        -0-          393      0.81
New York               3,188         -0-        -0-            -0-       -0-         11        3,199      8.41
Michigan                  12         -0-        -0-            -0-       -0-        -0-           12      0.03
Idaho                    235         -0-        -0-            -0-       -0-        -0-          235      0.72
Delaware                 -0-         -0-        -0-            -0-       -0-        -0-          -0-      0.00
North Carolina           -0-         -0-        -0-            -0-       -0-        -0-          -0-      0.00
Georgia                  510         -0-        -0-            148       -0-        -0-          658      2.45
South Dakota             135         -0-        -0-            -0-       -0-        -0-          135      1.13
Ohio                       2         -0-        -0-            -0-       -0-        -0-            2      0.02
Other                  2,029         -0-        -0-            -0-       -0-        -0-        2,029     20.61
                    ---------   ---------   --------      --------   --------   --------    ---------    ------
  Totals            $257,501    $  6,095    $   602        $44,440  $  1,027    $    11      309,676      0.86%
                    =========   =========   ========      ========   ========   ========

REO general valuation allowance                                                                 (941)     0.00
                                                                                            ---------    ------
Total nonperforming assets                                                                  $308,735      0.86%
                                                                                            =========    ======


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) During the past four years, the Company has securitized adjustable rate loans into FNMA mortgage-backed securities with full credit recourse. In addition, during the second quarter of 1998, the Company securitized mortgage loans into REMIC MBS. The September 30, 1998 balances of the related nonperforming assets are reflected in the amounts above.



                                     TABLE 7

                          Nonperforming Assets by State
                               September 30, 1997
                             (Dollars in thousands)


                          Non-Accrual Loans (a)                  Real Estate Owned
                    ----------------------------------    --------------------------------
                        Residential       Commercial                          Commercial                 NPAs as
                        Real Estate          Real            Residential         Real        Total        a% of
     State            1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
----------------    ---------   ---------   --------      -------   ---------   --------    ---------    ---------
California          $252,838     $12,737     $1,071      $55,089      $6,112    $ 2,279     $330,126     1.37%
Texas                  7,986         -0-        -0-        1,059         -0-        -0-        9,045     0.63
Illinois              10,400         223        -0-          384         -0-        -0-       11,007     0.81
Colorado               1,890         -0-      3,086          -0-         -0-        -0-        4,976     0.38
Florida               10,265         -0-        257          546         -0-        -0-       11,068     0.86
New Jersey            16,076         -0-        823          494         -0-        -0-       17,393     1.45
Washington             2,014         -0-        -0-          -0-         -0-        -0-        2,014     0.22
Arizona                1,989         -0-        -0-           52         -0-        -0-        2,041     0.26
Pennsylvania           5,289         -0-        -0-          295         -0-        -0-        5,584     0.94
Virginia               1,469         -0-        -0-          530         -0-        -0-        1,999     0.37
Connecticut            2,430         -0-        -0-          354         -0-        -0-        2,784     0.58
Maryland               2,545         -0-        -0-          106         -0-        -0-        2,651     0.72
Oregon                 1,008         -0-        -0-          -0-         -0-        -0-        1,008     0.39
Utah                     982         -0-        -0-          -0-         -0-        -0-          982     0.50
Nevada                 1,964         -0-        -0-          133         -0-        -0-        2,097     1.09
Minnesota                492         -0-        -0-          -0-         -0-        -0-          492     0.26
Kansas                   293          40        -0-          -0-         -0-        -0-          333     0.20
Wisconsin                612         -0-        -0-          -0-         -0-        -0-          612     0.43
Massachusetts             96         -0-         20          -0-         -0-        -0-          116     0.10
Missouri                 488          40        -0-          -0-         -0-        -0-          528     0.61
Washington, DC            43         -0-        -0-          -0-         -0-        -0-           43     0.09
New Mexico               109         -0-        -0-          -0-         -0-        -0-          109     0.23
New York               3,049         -0-        -0-          420         -0-        243        3,712     8.32
Georgia                1,533         -0-        -0-          181         -0-        -0-        1,714     5.19
Delaware                 198         -0-        -0-          -0-         -0-        -0-          198     0.65
Idaho                    235         -0-        -0-          -0-         -0-        -0-          235     0.78
Ohio                       6         -0-          3          -0-         -0-        -0-            9     0.05
South Dakota             -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
North Carolina           -0-         -0-        -0-          -0-         -0-        -0-          -0-     0.00
Other                     56         -0-        -0-          -0-         -0-        -0-           56     0.38
                    ---------   ---------   --------      -------   ---------   --------    ---------    -----
  Totals            $326,355    $ 13,040    $ 5,260       $59,643   $  6,112    $ 2,522      412,932     1.15%
                    =========   =========   ========      =======   =========   ========

REO general valuation allowance                                                               (1,625)   (0.01)
                                                                                            ---------    -----
Total nonperforming assets                                                                  $411,307     1.14%
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

         The Company provides specific valuation allowances for losses on loans when impaired, including loans securitized into MBS with recourse, loans securitized into MBS-REMIC, loans sold with recourse, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1998 and 1997.

                                     TABLE 8

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30                September 30
                                                                 ------------------------    -----------------------
                                                                    1998         1997          1998         1997
                                                                 -----------   ----------    ----------   ----------
  Beginning allowance for loan losses                             $ 239,537    $ 216,651     $ 233,280    $ 195,702
  Provision charged to expense                                        3,130        9,980         8,777       43,786
  Less loans charged off, net                                          (370)      (4,810)           46      (18,115)
  Add recoveries                                                        118          199           312          647
                                                                 -----------   ----------    ----------   ----------
  Ending allowance for loan losses                                $ 242,415    $ 222,020     $ 242,415    $ 222,020
                                                                 ===========   ==========    ==========   ==========

  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse and MBS-REMIC)            .00%         .05%          .00%         .07%
                                                                 ===========   ==========    ==========   ==========
  Ratio of allowance for loan losses to nonperforming assets                                     78.5%        54.0%
                                                                                             ==========   ==========
  Ratio of allowance for loan losses to total loans
    (including MBS with recourse and MBS-REMIC)                                                   .68%         .62%
                                                                                             ==========   ==========

         DEPOSITS

         Retail deposits increased during the third quarter of 1998 by $484 million, including interest credited of $270 million, compared to an increase of $406 million, including interest credited of $244 million, in the third quarter of 1997. Retail deposits increased during the first nine months of 1998 by $1.9 billion, including interest credited of $778 million, compared to an increase of $1.3 billion, including interest credited of $708 million, in the first nine months of 1997. Retail deposits increased during the first nine months of 1998 and 1997 primarily due to ongoing marketing efforts and competitive rates offered by the Company on its insured accounts. In addition, the Company began actively promoting market rate transaction accounts during the second half of 1997, which continued during the first nine months of 1998.

         Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at September 30, 1998 as compared to $864 million at September 30, 1997.

         The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 1998 and 1997.

                                     TABLE 9

                                    Deposits
                              (Dollars in millions)

                                                                                  September 30
                                                               ---------------------------------------------------
                                                                       1998                         1997
                                                               ----------------------      -----------------------
                                                                 Rate*        Amount         Rate*        Amount
                                                               --------     ----------     ---------    ----------
       Deposits by interest rate:
       Interest-bearing checking accounts                          2.24%    $      87          1.28%    $     286
       Passbook accounts                                           2.73           666          2.15           530
       Money market deposit accounts                               4.37         7,168          3.73         2,883
       Term certificate accounts with original maturities of:
           4 weeks to 1 year                                       4.95         6,741          5.28        11,220
           1 to 2 years                                            5.36         7,331          5.44         4,455
           2 to 3 years                                            5.43         1,376          5.44         1,382
           3 to 4 years                                            5.32           371          5.77           453
           4 years and over                                        5.80         1,178          5.79         1,544
       Retail jumbo CDs                                            5.20           558          5.58           617
       Wholesale CDs                                               0.00           -0-          5.69           864
       All other                                                   7.60             1          7.65             1
                                                                           -----------                 -----------
                                                                           $   25,477                  $   24,235
                                                                           ===========                 ===========

       Deposits by remaining maturity:
       No contractual maturity                                             $    7,921                  $    3,699
       Maturity within one year:
          4th quarter                                                           6,112                       9,570
          1st quarter                                                           4,449                       4,236
          2nd quarter                                                           2,093                       1,914
          3rd quarter                                                           2,588                       2,175
                                                                           -----------                 -----------
                                                                               15,242                      17,895

       1 to 2 years                                                             1,783                       1,986
       2 to 3 years                                                               283                         389
       3 to 4 years                                                               132                         121
       4 years and over                                                           116                         145
                                                                           -----------                 -----------
                                                                           $   25,477                  $   24,235
                                                                           ===========                 ===========

* Weighted average interest rate, including the impact of interest rate swaps.

         At September 30, the weighted average cost of deposits was 4.91% (1998) and 5.08% (1997).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMIC, and capital stock of FHLBs. FHLB advances amounted to $6.9 billion at September 30, 1998, compared to $7.2 billion and $8.5 billion at September 30, 1997, and December 31, 1997, respectively. During the first quarter of 1998, the Company notified the FHLB of San Francisco that it would pay off, before maturity, $2.9 billion of high-cost advances and, as a result, incurred a $13 million pre-tax charge during the first quarter of 1998 for the penalties associated with these prepayments. During July 1998, the Company notified the FHLB of San Francisco that it would pay off an additional $1.5 billion of high-cost advances before maturity and, as a result, incurred an additional $8 million pre-tax charge during the third quarter of 1998 for the penalties associated with these prepayments. See Extraordinary Item discussion on page 30.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $2.3 billion, $2.9 billion, and $2.3 billion at September 30, 1998 and 1997, and December 31, 1997, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities in accordance with SFAS 125 and SFAS 127. The Company adopted SFAS 127 on January 1, 1998 and the adoption of SFAS 127 had no effect on the Company's financial condition and results of operations.

         OTHER BORROWINGS

         At September 30, 1998, Golden West, at the holding company level, had a total of $812 million of subordinated debt issued and outstanding. As of September 30, 1998, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At September 30, 1998, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         WSL also has on file a registration statement with the OTS for the sale of up to $300 million of subordinated notes and, at September 30, 1998, the full amount was available for issuance. As of September 30, 1998, WSL had a total of $100 million of subordinated notes issued and outstanding, which were rated A2 and A by Moody's and S&P, respectively. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

         WSL currently has on file a shelf registration with the OTS for the issuance of $2.0 billion of unsecured medium-term notes, all of which was available for issuance at September 30, 1998. WSL had no medium-term notes outstanding under prior registrations at September 30, 1998, compared to $310 million at September 30, 1997, and $110 million at December 31, 1997. As of September 30, 1998, WSL's medium-term notes had a preliminary rating of A1 and A+ by Moody's and S&P, respectively.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 1998, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased by $288 million during the first nine months of 1998. The increase in stockholders' equity was a result of net earnings for the first nine months of 1998 and a $16 million increase in market values of securities available for sale since December 31, 1997, partially offset by the $44 million cost of the purchase of Company stock and the payment of $22 million in quarterly dividends to stockholders. The Company's stockholders' equity increased by $225 million during the first nine months of 1997. The increase in stockholders' equity in 1997 was primarily the result of net earnings for the first nine months of 1997 and a $27 million increase in market values of securities available for sale since December 31, 1996, which were partially offset by the $48 million cost of the purchase of Company stock and the payment of $19 million in quarterly dividends to stockholders.
Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 1998 and 1997, and December 31, 1997, were $166 million, $127 million, and $150 million, respectively.

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

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of September 30, 1998, 9 million shares had been purchased and retired at a cost of $425 million since October 1993, of which 553,300 shares were purchased and retired at a cost of $44 million during the first nine months of 1998. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         WSL paid a $100 million dividend to Golden West in March, June and August and $200 million in September 1998, for a total of $500 million for the nine months ended September 30, 1998. Also, Golden West purchased at market from WSL, and subsequently contributed as capital to WFSB, $100 million of substandard loans during each of the three quarters of 1998, for a total of $300 million for the nine months ended September 30, 1998.

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

         The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 1998 and 1997.

                                    TABLE 10

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1998                               September 30, 1997
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
   Tangible   $2,094,134    6.57%      $  478,353    1.50%     $1,487,088     6.83%     $  326,468     1.50%
   Core        2,094,134    6.57        1,275,607    4.00       1,487,088     6.83         652,936     3.00
   Risk-based  2,197,128   12.76        1,377,966    8.00       1,562,867    13.30         940,300     8.00



         The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 1998 and 1997.

                                    TABLE 11

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1998                                 September 30, 1997
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio         Capital    Ratio        Capital      Ratio       Capital      Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
   Tangible   $  638,887     7.91%      $  121,168     1.50%     $1,077,399     6.34%     $  254,738     1.50%
   Core          638,887     7.91          323,115     4.00       1,077,399     6.34         509,477     3.00
   Risk-based    797,702    16.72          381,666     8.00       1,390,093    13.83         804,375     8.00

         In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of September 30, 1998, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well-capitalized classification at September 30, 1998.

                                    TABLE 12

                   World Savings Bank, a Federal Savings Bank
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                          ----------------------- --       --------------------------
                                           Capital        Ratio             Capital         Ratio
                                          -----------    ----------       -----------    -----------
        Leverage                         $ 2,094,134        6.57%         $ 1,594,509        5.00%
        Tier 1 risk-based                  2,094,134       12.16            1,033,474        6.00
        Total risk-based                   2,197,128       12.76            1,722,457       10.00

         The table below shows that WSL's regulatory capital exceeds the requirements of the well-capitalized classification at September 30, 1998.

                                    TABLE 13

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                          ----------------------- --       --------------------------
                                            Capital        Ratio             Capital         Ratio
                                          -----------    ----------        -----------    -----------
        Leverage                           $ 638,887        7.91%          $  403,891        5.00%
        Tier 1 risk-based                    638,887       13.39              286,250        6.00
        Total risk-based                     797,702       16.72              477,083       10.00

RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings before an extraordinary item (see extraordinary item discussion on page 30) for the nine months ended September 30, 1998 were $335 million compared to net earnings of $261 million for the nine months ended September 30, 1997. Net earnings after the extraordinary item for the nine months ended September 30, 1998 were $323 million compared, to net earnings of $261 million for the nine months ended September 30, 1997. Net earnings for the first nine months of 1998 included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer. In addition to the stock gain, net earnings increased in 1998 as compared 1997 as a result of increased net interest income and a decrease in the provision for loan losses. These increases to net earnings were partially offset by an increase in general and administrative expense.

         EARNINGS PER SHARE

         Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company's Basic EPS before the extraordinary item and the preferred stock gain of $.13 per share for the quarter and nine months ended September 30, 1998 were $1.87 and $5.71, respectively, as compared to $1.59 and $4.57 for the quarter and nine months ended September 30, 1997, respectively. Basic EPS after the extraordinary item and including the preferred stock gain for the quarter and nine months ended September 30, 1998 were $1.79 and $5.62, respectively, as compared to $1.59 and $4.57, for the quarter and nine months ended September 30, 1997, respectively. The Company reported Diluted EPS (before the extraordinary item and the preferred stock gain) of $1.85 and $5.65 for the quarter and nine months ended September 30, 1998, compared to $1.56 and $4.50 for the three and nine months ended September 30, 1997. Diluted EPS after the extraordinary item and the preferred stock gain for the quarter and nine months ended September 30, 1998 were $1.77 and $5.56, respectively, as compared to $1.56 and $4.50 for the quarter and nine months ended September 30, 1997, respectively.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1998 and 1997, and December 31, 1997.

                                    TABLE 14

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                            September 30
                                                     ---------------------------          December 31
                                                         1998          1997                   1997
                                                     -----------   -----------           -------------
        Yield on loan portfolio                          7.49%         7.47%                   7.53%
        Yield on MBS                                     7.23          7.15                    7.23
        Yield on investments                             6.20          6.61                    6.48
                                                    ----------      --------              ----------
        Yield on earning assets                          7.40          7.42                    7.48
                                                    ----------      --------              ----------
        Cost of deposits                                 4.91          5.08                    5.04
        Cost of borrowings                               5.92          5.98                    5.99
                                                    ----------      --------              ----------
        Cost of funds                                    5.20          5.37                    5.36
                                                    ----------      --------              ----------
        Primary spread                                   2.20%         2.05%                   2.12%
                                                    ==========      ========              ==========

         The Company originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the
COFI). Nevertheless, the yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes and interest rate floors. On balance, COFI lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1998 and 1997, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 15

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                           Three Months Ended         Nine Months Ended
                                                              September 30              September 30
                                                          ----------------------    ----------------------
                                                            1998         1997         1998         1997
                                                          ---------    ---------    ---------    ---------
    Interest on loans                                         68.2%        82.6%        74.6%        82.1%
    Interest on mortgage-backed securities                    20.2          9.6         14.2         10.2
    Interest and dividends on investments                      7.6          5.0          6.9          4.9
                                                          ---------    ---------   ---------    ---------
                                                              96.0         97.2         95.7         97.2
    Less:
      Interest on deposits                                    42.3         42.6         41.2         41.5
      Interest on advances and other borrowings               23.0         24.5         23.7         25.0
                                                          ---------    ---------    ---------    ---------
                                                              65.3         67.1         64.9         66.5

    Net interest income                                       30.7         30.1         30.8         30.7
      Provision for loan losses                                0.4          1.4          0.4          2.0
                                                          ---------    ---------    ---------    ---------
    Net interest income after provision for loan              30.3         28.7         30.4         28.7
    losses

    Add:
      Fees                                                     2.1          1.6          1.9          1.6
      Gain on the sale of securities,  MBS, and loans          0.8          0.3          1.2          0.3
      Other non-interest income                                1.1          0.9          1.2          0.9
                                                          ---------    ---------    ---------    ---------
                                                               4.0          2.8          4.3          2.8
    Less:
      General and administrative expenses                     11.3         11.3         11.0         11.3
      Taxes on income                                          9.1          8.0          9.4          8.0
                                                          ---------    ---------    ---------    ---------
    Earnings before extraordinary item                        13.9         12.2         14.3         12.2
    Extraordinary item                                        (0.6)         0.0         (0.5)         0.0
                                                          ---------    ---------    ---------    ---------
    Net earnings                                              13.3%        12.2%        13.8%        12.2%
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

         Interest rate swap activity decreased net interest income by $2 million and $7 million for the three and nine months ended September 30, 1998, as compared to a decrease of $1.5 million and $3 million for the same periods in 1997.

         The following table summarizes the unrealized gains and losses for interest rate swaps at September 30, 1998 and 1997.

                                    TABLE 16

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                      September 30, 1998                         September 30, 1997
                            ----------------------------------------   ----------------------------------------
                                                           Net                                         Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses     Gain (Loss)        Gains        Losses      Gain (Loss)
                            ------------  ------------ -------------   ------------  ------------  ------------
Interest rate swaps         $    12,416   $  (59,075)  $   (46,659)    $    13,625   $   (34,030)  $    (20,405)
                            ============  ============ =============   ============  ============  =============


                                    TABLE 17

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                            Nine Months Ended
                                           September 30, 1998
                                       ----------------------------
                                         Receive           Pay
                                          Fixed           Fixed
                                          Swaps           Swaps
                                       -------------   ------------
Balance at December 31, 1997           $      1,679    $      1,108
Additions                                       -0-             -0-
Maturities                                   (1,078)           (179)
                                       -------------   -------------
Balance at September 30, 1998          $        601    $        929
                                       =============   =============


         The range of floating interest rates received on swap contracts in the first nine months of 1998 was 5.31% to 6.19%, and the range of floating interest rates paid on swap contracts was 4.95% to 6.08%. The range of fixed interest rates received on swap contracts in the first nine months of 1998 was 4.86% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.

         INTEREST ON LOANS

         In the third quarter of 1998, interest on loans was lower than in the comparable 1997 period by $81 million or 13.3%. The decrease in the third quarter of 1998 was due to a $4.5 billion decrease in the average portfolio balance partially offset by a four basis point increase in the average portfolio yield. The decrease in the average loan portfolio balance was primarily due to the securitization of adjustable-rate loans into MBS with full credit recourse (see page 13). For the first nine months of 1998, interest on loans was lower than in the comparable 1997 period by $14 million or .8%. The decrease was due to a $689 million decrease in the average portfolio balance which was partially offset by a ten basis point increase in the average portfolio yield.

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the third quarter of 1998, interest on mortgage-backed securities was higher than in the comparable 1997 period by $86 million or 121.3%. The 1998 increase was due primarily to a $4.7 billion increase in the average portfolio balance and a nine basis point increase in the average portfolio yield. For the first nine months of 1998, interest on mortgage-backed securities was higher than in the comparable 1997 period by $116 million or 53.3% due primarily to an $2.1 billion increase in the average portfolio balance and a six basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio is primarily due to the securitization of adjustable-rate loans with full credit recourse, as discussed on page 13.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 1998, interest and dividends on investments was higher than in the comparable 1997 period by $22 million or 57.9%. The increase was primarily due to a $1.5 billion increase in the average portfolio balance, which was partially offset by a six basis point decrease in the average portfolio yield. For the first nine months of 1998, interest and dividends on investments was higher than in the comparable 1997 period by $55 million or 52.1%. The increase was primarily due to a $1.2 billion increase in the average portfolio balance, which was partially offset by a one basis point decrease in the average portfolio yield.

         INTEREST ON DEPOSITS

         In the third quarter of 1998, interest on deposits increased by $13 million or 4.0% from the comparable period in 1997. The third quarter increase was due to a $1.6 billion increase in the average balance of deposits, which was partially offset by a 12 basis point decrease in the average cost of deposits. In the first nine months of 1998, interest on deposits increased by $75 million or 8.4% from the comparable period in 1997. The nine month increase was primarily due to a $2.1 billion increase in the average balance of deposits, which was partially offset by a three basis point decrease in the average cost of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the third quarter interest on advances and other borrowings decreased by $2.4 million or 1.3% from the comparable period of 1997. The third quarter decrease was primarily due to a $154 million decrease in the average balance. For the first nine months of 1998, interest on advances and other borrowings increased by $19 million or 3.6% from the comparable periods of 1997. The nine month increase was primarily due to a $272 million increase in the average balance and an eight basis point increase in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The   provision  for  loan  losses  was  $3  million  and  $9  million, respectively, for the three and nine months ended September 30, 1998, compared to $10 million and $44 million for the same periods in 1997. The lower provision in 1998 was due to lower chargeoffs resulting from the strong California housing market and declining nonperforming assets.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the third quarter and first nine months of 1998, general and administrative expenses (G&A) was $88 million and $258 million, respectively, compared to $83 million and $241 million for the comparable periods in 1997. G&A as a percentage of average assets on an annualized basis was .89% and .87%, respectively, for the third quarter and first nine months of 1998 compared to
 .85% and .83%, respectively, for the same periods in 1997. Expenses are slightly higher in 1998 because of the increase in mortgage activity, the ongoing expansion of the Company's branch system, and the implementation of a variety of technology initiatives including addressing the "Year 2000" computer issue (see Year 2000 discussion on page 32).

         EXTRAORDINARY ITEM

         During the first quarter of 1998, the Company notified the FHLB of San Francisco that it intended to retire before maturity, $2.9 billion of high-cost FHLB advances. As a result, the Company incurred a $13 million pretax charge in the first quarter of 1998 for the penalties associated with the prepayments. In addition, in July of 1998, the Company notified the FHLB of San Francisco that it intended to retire before maturity, an additional $1.5 billion of high-cost FHLB advances. As a result, the Company incurred an $8 million pretax charge in the third quarter of 1998 for the penalties associated with the prepayments. Golden West has replaced the prepaid FHLB advances with new lower-cost obligations.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings before the extraordinary item were 39.4% and 39.5%, respectively, for the third quarter and first nine months of 1998 compared to 39.7% for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; negotiable certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, sales of loans, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at September 30, 1998, and 1997, and December 31, 1997, see the Cash and Investments section on page 12.

         WSL's  principal  sources  of  funds  are  cash  flows  generated  from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at September 30, 1998, and 1997, and December 31, 1997, see the Cash and Investments section on page 12.

         The principal sources of funds for WFSB's and WSL's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $466 million for the nine months ended September 30, 1998 and $224 million for the year ended December 31,
1997), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At September 30, 1998 and 1997, and December 31, 1997, Golden West's total cash and investments amounted to $728 million, $891 million, and $965 million, respectively. Included in the September 30, 1998 and 1997, and December 31, 1997 amounts is a $600 million loan to WFSB.

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

         The Company currently estimates that it will cost approximately $19 million to make all of its computer systems Year 2000 compliant by the end of 1999. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during the first nine months of 1998 was $5 million. Included in the $19 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company has dedicated a number of its existing resources solely to the Year 2000 Project.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at September 30, 1998, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits

           Exhibit  Description
              No.

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

          Exhibit  Description
              No.

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

            10(g) Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

            10(h) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612.

            11      Statement of Computation of Earnings Per Share

            27      Financial Data Schedule


     (b)  Reports on Form 8-K

          The Registrant did not file any current reports on Form 8-K with the Commission during the first nine months of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 12, 1998              /s/ J. L. Helvey
                                       ---------------------------------
                                       J. L. Helvey
                                       Executive Vice President
                                       (duly authorized and principal financial
                                        officer)