Form 10-K405
period 1998-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1999-03-30
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1998
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      95-2080059
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

   1901 Harrison Street, Oakland, California                     94612
---------------------------------------------           ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (510) 446-3420
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which
                                       registered
-----------------------------          -----------------------------------------
Common Stock, $.10 par value           New York Stock Exchange, Inc., Pacific
                                       Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 1999, was $5,308,537,195. The number of shares outstanding of the Registrant's common stock on February 28, 1999, was 56,511,374 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                 Applicable Part of Form 10-K
------------------------------------                ----------------------------
Proxy Statement Dated March 15, 1999,                         Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

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

         During 1995, Golden West acquired Watchung Hills Bank for Savings of New Jersey and renamed it World Savings Bank, FSB. WFSB is a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation
(FDIC) Bank Insurance Fund (BIF) and its home office is in Oakland, California. As of December 31, 1998 and 1997, WFSB had assets of $31.9 billion and $24.6 billion, respectively. For the years ended December 31, 1998, 1997 and 1996, WFSB had net income of $242 million, $185 million and $69 million, respectively.

         WSL, whose deposits are insured by the FDIC Savings Association Insurance Fund (SAIF), was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. WSL became a federally chartered savings and loan association in September 1981. For the years ended December 31, 1998, 1997 and 1996, WSL's net income was $223 million, $161 million and $108 million, respectively. WSL's assets totaled $6.8 billion and $15.4 billion at yearends 1998 and 1997, respectively.

         WSSB had assets of $3.5 billion and $123 million for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, WSSB had net income of $8.0 million, $901 thousand and $511 thousand, respectively.

         Golden West is operating its insured subsidiaries in a manner that enhances customer service. In this regard, all of WFSB's and WSL's products are made available in the savings branches of these two subsidiaries. In addition, customers of each of Golden West's insured subsidiaries can transact most business on their accounts at any of the Company's branch offices. Each insured subsidiary reimburses the other for services provided in these arrangements. Interest rates set on deposit accounts offered by the Company's Insured Subsidiaries are based on market conditions, cost and funding needs.

REGULATORY FRAMEWORK

         The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WFSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WSSB is a member of the FHLB system and owns stock in the FHLB of Dallas. WFSB's and WSSB's savings accounts are insured by the FDIC BIF, up to the maximum amounts provided by law. WSL is a member of the FHLB system and owns stock in the FHLB of San Francisco. WSL's savings accounts are insured by the FDIC SAIF, also up to the maximum amounts provided by law. The Company, WFSB, and WSL are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, capital requirements, and the payment of dividends. WSSB also is subject to extensive examination, supervision, and regulation by the FDIC, as well as the Texas Savings and Loan Department. WFSB, WSL, and WSSB are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

         As of December 31, 1998, the Company operated 118 savings branch offices in California, 44 in Colorado, 32 in Florida, 19 in Texas, 13 in Arizona, 11 in New Jersey, ten in Kansas, and one in Illinois. The Company also operates 249 loan origination offices of which 217 are located in the states listed above. The remaining 32 loan origination offices are located in Connecticut, Delaware, Idaho, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin. Of the 249 loan offices, 18 are fully-staffed offices that are located in the same premises as savings branch offices and 111 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     On March 19, 1998, one savings branch in Colorado with $36 million in deposits was sold to Commercial Bank of Leadville.

     The foregoing divestiture is not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Insured Subsidiaries, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS) -- securities backed by pools of residential loans that have many of the characteristics of mortgages including the monthly payment of principal and interest. Funds for the Insured Subsidiaries' operations are also provided through earnings; loan repayments; sales of loans; borrowings from the Federal Home Loan Bank system; debt collateralized by mortgages, MBS, or other securities; and the issuance of medium-term notes. In addition, the Insured Subsidiaries had a number of other alternatives available to provide liquidity or finance operations. These include public offerings of debt or equity, issuance of negotiable certificates of deposit, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, WFSB and WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from its Insured Subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Insured Subsidiaries can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its Insured Subsidiaries, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

DEPOSIT ACTIVITIES

         Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. In addition, beginning in January 1997, the Company began a program to use broker/dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs".

         Retail deposits increased $2.6 billion during 1998, including interest credited of $1.1 billion, compared to an increase of $1.5 billion during 1997, including interest credited of $960 million, and an increase of $1.3 billion, including interest credited of $869 million during 1996. Total deposits increased during 1998, 1997, and 1996 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts in 1997 and 1998. The increase in deposits in 1998, 1997 and 1996 reflected growth in deposits at WFSB.

         The mix of deposits changed during 1998, 1997 and 1996 as compared to 1995. During 1998 and 1997, the Company actively promoted money market deposit accounts which accounted for part of the change in mix during those years. In addition, the change was also due to a new program begun in the fourth quarter of 1996. Specifically, the 1998, 1997, and 1996 reported balances of interest-bearing checking accounts decreased as compared to 1995 and the 1998, 1997, and 1996 reported balances of money market accounts increased compared to balances reported in 1995. The new program calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank.

         The table on the following page summarizes the Company's deposits by original term to maturity at December 31.


                                     TABLE 1

                                    Deposits
                          by Original Term to Maturity
                             (Dollars in thousands)

                                                  1998           1997         1996         1995            1994
                                               -----------  -----------   ------------  ------------   ------------
Interest-bearing  checking ................   $   102,874   $    85,343   $   318,422   $   750,160   $   730,290
Passbook ..................................       514,265       528,727       550,075       567,890       638,905
Money market deposit  accounts ............     8,532,261     4,160,734     1,565,682     1,291,501     1,818,426
Term certificate accounts with
    original maturities of:
    4 weeks to 1 year                           5,893,772     8,996,965    10,144,102     9,358,705     5,159,037
    1 to 2  years .........................     7,717,692     5,750,387     5,012,735     3,599,540     5,636,301
    2 to 3  years .........................     1,417,606     1,478,756     1,587,068     2,128,392     1,997,826
    3 to 4  years .........................       368,615       431,400       565,997       651,787       817,631
    4 years and over.......................     1,150,056     1,440,434     1,993,983     2,065,785     2,098,984
 Retail  jumbo  CDs .......................       521,478       711,010       360,441       430,647       312,413
 Wholesale  CDs ...........................           -0-       525,305           -0-           -0-           -0-
 All  other ................................          476           656         1,429         3,503         9,576
                                              -----------   -----------   -----------   -----------   -----------
Total  deposits............................   $26,219,095   $24,109,717   $22,099,934   $20,847,910   $19,219,389
                                              ===========   ===========   ===========   ===========   ===========

         The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in thousands)

                                                        1998              1997
                                                   --------------    --------------
         0.00%    --    4.00%  . . . . . . . .     $ 4,282,680       $ 3,109,497
         4.01%    --    6.00%  . . . . . . . .      21,060,706        19,813,017
         6.01%    --    8.00%  . . . . . . . .         865,533         1,170,164
         8.01%    --   10.00%  . . . . . . . .             716             2,395
        10.01%    --   12.00%  . . . . . . . .           9,460            14,644
                                                   --------------    --------------
                                                   $26,219,095       $24,109,717
                                                   ==============    ==============

         At December 31, the weighted average cost of deposits was 4.67% (1998) and 5.04% (1997).

     The table below shows the maturities of deposits at December 31, 1998 by interest rate.

                                    TABLE 3

                               Deposit Maturities
                                by Interest Rate
                             (Dollars in thousands)

                                                                                            2003 and
                                  1999(a)          2000           2001           2002       thereafter         Total
                              --------------   ------------   ------------  -------------  ------------   --------------

    0.00%    --   4.00%         $ 4,263,768     $   18,912      $     -0-      $     -0-      $    -0-      $ 4,282,680
    4.01%    --   6.00%          19,503,571      1,136,844        224,715        105,619        89,957       21,060,706
    6.01%    --   8.00%             680,363        115,069         38,095         31,447           559          865,533
    8.01%    --  10.00%                 716            -0-            -0-            -0-           -0-              716
   10.01%    --  12.00%                  61             59             61             58         9,221            9,460
                              --------------   ------------   ------------  -------------  ------------   --------------
                                $24,448,479     $1,270,884      $ 262,871      $ 137,124      $ 99,737      $26,219,095
                              ==============   ============   ============  =============  ============   ==============

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

         As of December 31, 1998 the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $2.5 billion, of which, $521 million were retail jumbo CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1998.

                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in thousands)

             3 months or less                    $  770,049
             Over 3 months through 6 months         594,930
             Over 6 months through 12 months        942,362
             Over 12 months                         234,376
                                               -------------
                                                 $2,541,717
                                               =============

         During 1996 and years prior, the Company did not use brokers to acquire certificates of deposit. Beginning in January 1997, the Company began a program to use broker/dealers to acquire wholesale certificates of deposit. As of December 31, 1997, there were $525 million of wholesale CDs outstanding. There were no wholesale CDs outstanding at December 31, 1998.

         More information regarding deposits is included in Note J to the Financial Statements included in Item 14.

BORROWINGS

         The Company generally may borrow from the FHLB upon the security of a) the capital stock of the FHLB owned by the Company, b) certain of its residential mortgage loans and MBS or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances" to supplement cash flow and to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable, as negotiated with the FHLB. At December 31, 1998, the Company had $6.2 billion in FHLB advances outstanding, compared to $8.5 billion at yearend 1997. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 29.

         From time to time, the Company enters into reverse repurchase agreements with selected major government securities dealers, selected large banks, or the FHLB of San Francisco and the FHLB of Dallas. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

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

         The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses with dealers, banks, and the FHLB of San Francisco amounted to $1.3 billion at December 31, 1998, compared to $2.3 billion at yearend 1997.

     The Company accounts for transfers and servicing of financial assets in accordance with SFAS 125 and SFAS 127.

     At December 31, 1998, Golden West, at the parent level, had principal amounts outstanding of $812 million of subordinated debt. As of December 31, 1998, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P),
respectively. At December 31, 1998, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes, all of which was available for issuance at year end 1998.

     As of December 31, 1998, WSL had a total of $100 million of subordinated notes issued and outstanding which were rated A2 and A from Moody's and S&P, respectively. These subordinated notes have a scheduled maturity of July 1, 2000; however, WSL intends to exercise its right to call the notes at par on April 1, 1999. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

     WSL had no medium-term notes outstanding at December 31, 1998, compared to $110 million at yearend 1997 and $590 million at December 31, 1996.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1998, WFSB had not issued any notes under this authority.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                    TABLE 5

                            Composition of Borrowings
                             (Dollars in thousands)

                                          1998            1997            1996            1995           1994
                                       ------------    ------------   -------------   -------------   ------------
FHLB advances. . . . . . . . . . .     $ 6,163,472     $ 8,516,605     $ 8,798,433     $ 6,447,201    $ 6,488,418
Reverse repurchase agreements. . .       1,223,668       2,334,048       1,614,763       1,752,171        316,865
Dollar reverse repurchase agreements        28,801             -0-         293,363          65,772        284,956
Medium-term notes . . . . . . . . .            -0-         109,992         589,845       1,597,507      1,164,079
Federal funds purchased . . . . . .            -0-             -0-             -0-             -0-        250,000
Subordinated debt . . . . . . . . .        911,753       1,110,488       1,323,996       1,322,392      1,221,559
                                       ------------    ------------   -------------  --------------   ------------
    Total borrowings. . . . . . . .    $ 8,327,694     $12,071,133     $12,620,400    $ 11,185,043    $ 9,725,877
                                       ============    ============   =============   =============   ============
Weighed average interest rate
    of total borrowings . . . . . .          5.87%           5.99%           5.80%           6.15%          5.85%
                                       ============    ============   =============   =============   ============

         More information concerning the borrowings of the Company is included in Notes K, L, M, and N to the Financial Statements which are included in Item 14.

LENDING ACTIVITIES

         Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 1998, the Company was originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, South Dakota, Texas, Utah, Virginia, Washington, and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1998, and 1997.

         The Company retains most of its real estate loan originations in portfolio. From time to time, the Company securitizes loans from its portfolio into MBS that are available to be used as collateral for borrowings. As of December 31, 1998, the balance outstanding of loans securitized into MBS with recourse was $3.9 billion and the balance of loans securitized into Real Estate Mortgage Conduits (MBS-REMIC) was $5.5 billion.

         The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1998, and 1997.

                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 1998
                             (Dollars in thousands)

                            Residential
                            Real Estate                      Commercial                        Loans
                     --------------------------                 Real           Total         as a% of
      State              1 - 4          5+          Land       Estate        Loans (a)       Portfolio
------------------   ------------   -----------   ---------  ------------   -------------   ------------
California           $19,786,322    $3,332,721      $  212     $  39,820    $ 23,159,075       65.61%
Florida                1,462,265        17,826           2           687       1,480,780        4.19
Texas                  1,400,077        67,615         519         1,342       1,469,553        4.16
Illinois               1,147,766       146,418         -0-           -0-       1,294,184        3.67
New Jersey             1,210,384           -0-         -0-         4,593       1,214,977        3.44
Colorado                 959,218       194,823         -0-         5,482       1,159,523        3.28
Washington               545,150       427,989         -0-           686         973,825        2.76
Arizona                  738,654        22,631         -0-           -0-         761,285        2.16
Pennsylvania             640,131         4,163         -0-         2,888         647,182        1.83
Virginia                 492,515         8,411         -0-         1,172         502,098        1.42
Connecticut              489,636           -0-         -0-            15         489,651        1.39
Maryland                 343,956         2,112         -0-           432         346,500        0.98
Oregon                   248,883        12,076         -0-           242         261,201        0.74
Minnesota                224,284         7,801         -0-           -0-         232,085        0.66
Utah                     209,798            48         -0-         1,340         211,186        0.60
Wisconsin                183,152         3,797         -0-           -0-         186,949        0.53
Kansas                   168,999         4,614         -0-            63         173,676        0.49
Nevada                   163,539           879         -0-           -0-         164,418        0.47
Massachusetts            146,418           -0-         -0-           -0-         146,418        0.41
Missouri                  87,967         5,498         -0-           -0-          93,465        0.26
Washington DC             52,739           -0-         -0-           -0-          52,739        0.15
New Mexico                47,504           -0-         -0-           -0-          47,504        0.13
Michigan                  46,554           -0-         -0-           -0-          46,554        0.13
New York                  36,340           -0-         -0-           -0-          36,340        0.10
North Carolina            35,771           -0-         -0-           -0-          35,771        0.10
Idaho                     32,604           -0-         -0-           -0-          32,604        0.09
Delaware                  32,040           -0-         -0-           -0-          32,040        0.09
Georgia                   23,258           -0-         -0-         1,357          24,615        0.07
South Dakota              11,567           -0-         -0-           -0-          11,567        0.03
Ohio                       6,189         1,190          65         2,875          10,319        0.03
Other                      6,365           -0-         -0-         2,739           9,104        0.03
                     ------------   -----------   ---------  ------------   -------------   ---------
  Totals             $30,980,045    $4,260,612      $  798     $  65,733      35,307,188      100.00%
                     ============   ===========   =========  ============                   =========
SFAS 91 deferred loan fees                                                       (12,265)
Loan discount on purchased loans                                                  (3,008)
Undisbursed loan funds                                                            (3,080)
Allowance for loan losses                                                       (244,466)
Loans to facilitate (LTF) interest reserve                                          (484)
Troubled debt restructured (TDR) interest reserve                                 (1,872)
Loans on deposits                                                                 25,279
                                                                            -------------
   Total loan portfolio and loans securitized with FNMA MBS with recourse
   and MBS-REMIC                                                              35,067,292
Loans securitized with FNMA MBS and MBS-REMIC                                 (9,346,004)(b)
                                                                            -------------
  Total loan portfolio                                                      $ 25,721,288
                                                                            =============

(a) The Company has no commercial loans other than commercial real estate loans.
(b) The above schedule includes the December 31, 1998 balances of adjustable rate loans that were securitized and retained as Federal National Mortgage Association (FNMA) mortgage-backed securities and MBS-REMIC


                                     TABLE 7

                             Loan Portfolio by State
                                December 31, 1997
                             (Dollars in thousands)

                            Residential
                            Real Estate                      Commercial                       Loans
                     --------------------------                 Real           Total         as a% of
      State             1 - 4           5+          Land       Estate         Loans(a)       Portfolio
------------------   ------------   -----------   ---------  ------------   -------------   -------------
California           $20,722,679    $3,448,720      $  234     $  48,800    $ 24,220,433        66.27%
Texas                  1,390,668        93,860         559         1,464       1,486,551         4.06
Illinois               1,224,009       170,971         -0-         1,623       1,396,603         3.82
Florida                1,344,412        20,051           9           835       1,365,307         3.73
Colorado               1,098,665       230,203         -0-         7,039       1,335,907         3.65
New Jersey             1,241,358           401         -0-         5,356       1,247,115         3.41
Washington               530,281       408,258         -0-           721         939,260         2.57
Arizona                  765,941        37,323         -0-           550         803,814         2.20
Pennsylvania             617,348         4,217         -0-         3,184         624,749         1.71
Virginia                 535,615         8,505         -0-         1,325         545,445         1.49
Connecticut              491,275           -0-         -0-            19         491,294         1.34
Maryland                 369,326         2,158         -0-           493         371,977         1.02
Oregon                   256,178        12,803         -0-           245         269,226         0.74
Minnesota                202,274         8,122         -0-           -0-         210,396         0.58
Utah                     200,516            54         -0-         1,575         202,145         0.55
Nevada                   188,756         1,006         -0-           -0-         189,762         0.52
Kansas                   166,476         4,769         -0-           172         171,417         0.47
Wisconsin                153,005         3,853         -0-           -0-         156,858         0.43
Massachusetts            126,343           -0-         -0-            20         126,363         0.35
Missouri                  84,247         5,833         -0-           -0-          90,080         0.25
Washington DC             52,178           -0-         -0-           -0-          52,178         0.14
New Mexico                49,341           -0-         -0-           -0-          49,341         0.14
New York                  43,499           -0-         -0-           -0-          43,499         0.12
Delaware                  32,950           -0-         -0-           -0-          32,950         0.09
Georgia                   30,633           -0-         -0-         1,411          32,044         0.09
Idaho                     31,340           -0-         -0-           -0-          31,340         0.09
Ohio                      11,768         1,748         175         3,337          17,028         0.05
North Carolina            12,420           -0-         -0-           452          12,872         0.04
South Dakota              10,397           -0-         -0-           -0-          10,397         0.03
Other                     15,109             1         -0-         4,010          19,120         0.05
                     ------------   -----------   ---------  ------------   -------------   ----------
  Totals             $31,999,007    $4,462,856      $  977     $  82,631      36,545,471       100.00%
                     ============   ===========   =========  ============                   ==========
SFAS 91 deferred loan fees                                                       (37,632)
Loan discount on purchased loans                                                  (3,838)
Undisbursed loan funds                                                            (3,306)
Allowance for loan losses                                                       (233,280)
Loans to facilitate (LTF) interest reserve                                          (589)
Troubled debt restructured (TDR) interest reserve                                 (3,894)
Loans on deposits                                                                 28,167
                                                                            -------------
  Total oan portfolio and loans securitized into FNMA MBS with recourse       36,291,099
Loans securitized into FNMA MBS with recourse                                 (3,030,390)(b)
                                                                            -------------
  Total loan portfolio                                                      $ 33,260,709
                                                                            =============

(a) The Company has no commercial loans other than commercial real estate loans.

(b) The above schedule includes the December 31, 1997 balances of adjustable rate loans that were securitized and retained as Federal National Mortgage Association (FNMA) mortgage-backed securities.

         The table below sets forth the composition of the Company's loan portfolio (excluding mortgage-backed securities) by type of collateral at December 31.

                                     TABLE 8

                       Loan Portfolio by Type of Security
                             (Dollars in thousands)

                                      1998           1997            1996           1995           1994
                                   ------------   ------------   -------------  -------------  -------------
Loans collateralized primarily
by first deeds of trust:
   One-to four-family units .      $21,639,015    $28,978,476    $ 25,862,898   $ 24,071,421   $ 23,217,564
   Over four-family units. . .       4,260,631      4,462,990       4,403,389      4,205,050      3,946,446
   Commercial real estate. . .          65,865         82,888          97,852        122,396        134,189
   Construction loans. . . . .             -0-            -0-             -0-          1,471            -0-
   Land. . . . . . . . . . . .             798            977           1,147          1,511          1,851
Loans on deposits . . . .               25,279         28,167          31,936         33,279         30,460
Less:
   Undisbursed loan funds. . .           3,080          3,306           3,920          3,568          2,781
   Unearned fees and discounts          17,629         45,953          69,938         88,194        105,314
   Unamortized discount arising
       from acquisitions . . .           5,125         10,250          14,241         20,025         27,146
  Allowance for loan losses. .         244,466        233,280         195,702        141,988        124,003
                                   ------------   ------------   -------------  -------------  -------------
                                   $25,721,288    $33,260,709    $ 30,113,421   $ 28,181,353   $ 27,071,266
                                   ============   ============   =============   ============  =============



         At December 31, 1998, 98% of the loans in the portfolio had remaining terms to maturity in excess of 10 years.

         The table below sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1998.

                                     TABLE 9

                            Loans Due After One Year
                             (Dollars in thousands)


                Adjustable Rate                  $23,321,212
                Fixed Rate                         2,352,754
                                               --------------
                                                 $25,673,966
                                               ==============

     The table on the following page sets forth information concerning new loans made by the Company during 1998, 1997, and 1996 by type and purpose of loan.


                                    TABLE 10

                    New Loan Originations By Type and Purpose
                             (Dollars in thousands)


                                             1998                            1997                             1996
                                ------------------------------   -----------------------------   ------------------------------
                                No.of                   % of     No.of                   % of    No.of                   % of
              Type              Loans       Amount      Total    Loans       Amount      Total   Loans       Amount      Total
              ----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
              Residential
               (one unit)       51,881    $7,585,610     92.7%   47,508   $6,847,344     91.5%   46,225    $6,268,160     89.4%
              Residential
               (2 to 4 units)    1,382       214,618      2.6     1,625      231,682      3.1     1,821       236,304      3.4
              Residential
               (5 or more units)   733       387,706      4.7       726      403,947      5.4       978       507,977      7.2
              Commercial           -0-           -0-      0.0       -0-          -0-      0.0         1           121      0.0
                                -------   -----------   ------   -------  ----------    ------   -------   -----------   ------
              Totals            53,996    $8,187,934     100.0%  49,859   $7,482,973    100.0%   49,025    $7,012,562    100.0%
                                =======   ===========   ======   =======  ==========    ======   =======   ===========   ======

                                             1998                            1997                             1996
                                ------------------------------   -----------------------------   ------------------------------
                                No.of                   % of     No.of                   % of    No.of                   % of
              Purpose           Loans       Amount      Total    Loans       Amount      Total   Loans       Amount      Total
              ----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
              Purchase          30,902    $4,548,415     55.6%   33,663    $5,018,687    67.1%   32,553    $4,607,852     65.7%
              Refinance         23,094     3,639,519     44.4    16,196     2,464,286    32.9    16,472     2,404,710     34.3
                                -------   -----------   ------   -------   ----------   -------  -------   -----------   ------
              Totals            53,996    $8,187,934    100.0%   49,859    $7,482,973   100.0%   49,025    $7,012,562    100.0%
                                =======   ===========   ======   =======   ==========   ======   =======   ===========   ======

Note:During 1998,  1997,  and 1996,  the Company also  purchased $3 million,  $2 million, and $5 million, respectively, of residential loans (not included above) of which none were on one-unit residential properties for the years ended December 31, 1998 and 1997. $3 million were on one-unit residential properties for the year ended December 31, 1996.

     New loan originations in 1998, 1997, and 1996 amounted to $8.2 billion, $7.5 billion, and $7.0 billion, respectively. The increase in 1998 occurred because more consumers sought to refinance their existing home loans as well as a result of a record housing market. The increase in loan volume in 1997 occurred because of a continued strong housing market, primarily in California, and solid demand for ARMs, the Company's principal product. Refinanced loans constituted 44% of new loan originations in 1998 compared to 33% in 1997 and 34% in 1996.

         The primary source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $5.1 billion in 1998 compared to $4.0 billion in 1997 and $3.5 billion in 1996. In 1998, 62% of total originations were on California residential property compared to 54% in 1997 and 50% in 1996. The five largest states, other than California, for originations for the year ended December 31, 1998 were Florida, Texas, Colorado, Illinois, and Washington with a combined total of 21% of total originations. The percentage of loans originated in California increased in 1998 as compared to 1997 and in 1997 as compared to 1996 due to the strong California real estate market.

         Federal regulations permit federally chartered savings and loan associations and savings banks to make or purchase both fixed-rate loans and loans with periodic adjustments to the interest rate. These latter types of loans are subject to the following primary limitations: (i) the adjustments must be based on changes in a specified interest rate index, which may be selected by the association or savings bank but which must be readily available to, and independently verifiable by, the borrower; and (ii) adjustments to the interest rate may be implemented through changes in the monthly payment amount and/or adjustment to the outstanding principal balance or term.

         Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (excluding mortgage-backed securities) composed of rate-sensitive loans was 92% at yearend 1998 compared to 93% at yearend 1997 and 91% at yearend 1996. Golden West's ARM originations constituted over 82% of new mortgage loans made by the Company in 1998, compared with 95% in 1997 and 90% in 1996.

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

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 12.59%, or 5.36% above the actual weighted average rate at December 31, 1998, versus 12.74%, or 5.34% above the weighted average rate at yearend 1997.

     Approximately $4.6 billion of the Company's ARMs (including MBS with recourse and MBS-REMICS) have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1998, $495 million ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.72% at yearend 1998 compared to 7.76% at yearend 1997. Without the floor, the average yield on these loans would have been 7.15% at December 31, 1998 and 7.21% at December 31, 1997.

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

     The Company originates loans through offices that are staffed by employees who primarily contact local real estate brokers and mortgage brokers regarding possible lending opportunities. All loan applications are completed, reviewed, and approved in the loan field offices and forwarded to the Company's central offices in San Antonio, Texas, for processing.

         The Company's loan approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the proposed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Antonio, Texas.

         The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 97% of the appraised value of single-family residences. During 1998, 5% of loans originated were in excess of 80% of the appraised value of the residence compared to 5% and 6% in 1997 and 1996, respectively.

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

         To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association, and to institutional investors. Beginning in 1995, the Company began sales to FNMA of whole loans with recourse, for which a valuation liability has been provided. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the participant's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

         Loans originated for sale were $1.2 billion, $217 million, and $477 million for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, during 1998, $229 million of loans were converted from adjustable rate to fixed-rate held for sale. The Company continues to sell most of its fixed-rate originations. The Company sold $1.4 billion, $209 million, and $485 million of these loans during 1998, 1997, and 1996, respectively. The Company recognized pre-tax gains of $25 million in 1998 compared to $5 million in 1997 and $11 million in 1996. Included in the $25 million gain in 1998 is $23 million due to the capitalization of mortgage servicing rights (see page 19 for further information). The loans held for sale portfolio had a balance of $135 million at December 31, 1998, all of which are carried at the lower of cost or market. At December 31, 1998, the balance of loans sold with recourse was $1.4 billion and had a valuation liability of $2.3 million.

         At December 31, 1998, the Company was engaged in servicing approximately $6.2 billion of loan participations and whole loans for others including $5.2 billion of loans serviced for FNMA with recourse. In addition, at December 31, 1998, the Company serviced $5.5 billion of loans securitized into MBS-REMIC. For the year ended December 31, 1998, fees received for such servicing activities totaled $21 million, or approximately two-thirds of one percent of total revenues compared to $16 million or approximately three-fifths of one percent of total revenues for the year ended December 31, 1997.

         The Company also purchases, on a selective basis and only after strict underwriting review, residential mortgage whole loans in the secondary market. Loan purchases in 1998, 1997, and 1996 amounted to $3 million, $2 million, and $5 million, respectively.

         Loan repayments consist of monthly loan amortization and loan payoffs. During 1998, 1997, and 1996, repayments amounted to $6.2 billion, $3.8 billion, and $3.1 billion, respectively. The increase in repayments in 1998 was due to an increase in refinance and home sale activity. The increase in repayments in 1997 as compared to 1996 was due to an increase in the portfolio balance as well as increased prepayment rates. The 1998 increase in loan repayments would have been even higher if the Company had not securitized $8.2 billion of loans into MBS and MBS-REMIC during 1998.

         The balance of the loan portfolio declined for the year ended December 31, 1998, due to a high level of prepayments, an increase in loans sold, and the securitization of loans into MBS. The decrease in the balance of the loan portfolio for the year ended December 31, 1998 was $7.5 billion or 23%. Had there not been $8.2 billion of loans securitized into MBS with recourse and MBS-REMIC, the balance of the loan portfolio would have decreased modestly for the year ended December 31, 1998. The total growth in the portfolio for the year ended December 31, 1997, was $3.1 billion or 10%.

         In addition to interest earned on loans, the Company receives fees for originating loans and for making loan commitments. The income represented by such fees varies with the volume and types of loans made. In 1998 and 1997, the Company responded to increased competition from fixed-rate lenders by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The table below sets forth information relating to interest rates and loan fees charged for the years indicated.

                                    TABLE 11

        Weighted Average Interest Rates and Fees on New Loan Originations

                                                       1998       1997        1996       1995        1994
                                                     ---------   --------   ---------   --------   ---------
Fully-indexed weighted average interest rate on
   new real estate loans originated (a)                 7.72%      7.59%       7.59%      7.56%       6.44%
Current weighted average interest rate on new
   real estate loans originated (b)                     6.20%      6.42%       6.56%      6.58%         n/a
Weighted average loan fees received on new real
   estate loans originated (a)                           .26%       .18%        .25%       .25%        .29%

(a)  Excludes loans purchased.

(b)  The current rate reflects the actual rate being paid by the  borrower.

n/a  Not available.

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. For the years ended December 31, 1998, 1997, and 1996, Golden West recognized gains of $23 million, $5 million, and $11 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance of the capitalized servicing rights at December 31, 1998, 1997, and 1996, was $29 million, $11 million, and $9 million, respectively. The book value of Golden West's servicing rights did not exceed the fair value at December 31, 1998 or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

ASSET QUALITY

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMIC, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

         The table below sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31.

                                    TABLE 12
               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                  1998         1997         1996          1995         1994
                                               -----------   ----------   ----------   -----------  -----------
Non-accrual loans                               $ 262,332    $ 317,550    $ 373,157     $ 314,086    $ 284,103
Real estate acquired through foreclosure           42,572       61,517       82,075        75,158       70,981
Real estate in judgment                                74           67          416           443          390
                                               -----------   ----------   ----------   -----------  -----------
Total nonperforming assets                      $ 304,978    $ 379,134    $ 455,648     $ 389,687    $ 355,474
                                               ===========   ==========   ==========   ===========  ===========

TDRs                                            $  22,774    $  43,795    $  84,082     $  45,222    $  72,827
                                               ===========   ==========   ==========   ===========  ===========

Ratio of nonperforming assets to total assets        .79%         .96%        1.21%         1.11%        1.12%
                                               ===========   ==========   ==========   ===========  ===========
Ratio of TDRs to total assets                        .06%         .11%         .22%          .13%         .23%
                                               ===========   ==========   ==========   ===========  ===========
Ratio of NPAs and TDRs to total assets               .85%        1.07%        1.43%         1.24%        1.35%
                                               ===========   ==========   ==========   ===========  ===========

         The decrease in NPAs during 1998 and 1997 reflected the strong California economy and housing market in those years. The increase in NPAs during 1996 reflected the continued weakness in the California housing market during 1996 and increased bankruptcies nationwide. The level of NPAs during 1994 through 1995 remained relatively flat even though the loan portfolio continued to grow. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans greater than 90 days past due) amounted to $8 million in 1998, $14 million in 1997, and $20 million in 1996.

         The Company's troubled debt restructured was $23 million, or .06% of assets, at December 31, 1998, compared to $44 million, or .11% of assets, at yearend 1997 and $84 million, or .22% of assets, at yearend 1996. Interest foregone on TDRs amounted to $899 thousand in 1998 compared to $1.9 million in 1997 and $1.7 million in 1996.

         The tables on the following two pages show the Company's nonperforming assets by state at December 31, 1998, and 1997.


                                    TABLE 13

                          Nonperforming Assets by State
                                December 31, 1998
                             (Dollars in thousands)

                              Non-Accrual Loans (a)
                        -----------------------------------
                                                               Real Estate Owned
                             Residential                      --------------------                 NPAs as
                             Real Estate         Commercial        Residential          Total       a% of
       State               1 - 4        5+      Real Estate     1 - 4        5+        NPAs(b)      Loans
---------------------   ----------  ---------   -----------   ---------  ---------   ----------  -----------
California               $171,362   $  3,334       $   944     $36,213     $  703     $212,556      0.92%
Florida                    17,117        -0-            79       1,025        -0-       18,221      1.23
Texas                       8,590        -0-           -0-       1,300        -0-        9,890      0.67
Illinois                   11,526        219           -0-         906        -0-       12,651      0.98
New Jersey                 17,495        -0-           374         946        -0-       18,815      1.55
Colorado                    1,140        -0-             3         -0-        -0-        1,143      0.10
Washington                  2,442        -0-           -0-         -0-        -0-        2,442      0.25
Arizona                     1,732        -0-           -0-          78        -0-        1,810      0.24
Pennsylvania                7,976        -0-           -0-         818        -0-        8,794      1.36
Virginia                    2,384        -0-           -0-         143        -0-        2,527      0.50
Connecticut                 2,344        -0-           -0-         148        -0-        2,492      0.51
Maryland                    1,617        -0-           -0-         313        -0-        1,930      0.56
Oregon                      1,213        -0-           -0-         -0-        -0-        1,213      0.46
Minnesota                   1,396        -0-           -0-          66        -0-        1,462      0.63
Utah                        1,897        -0-           -0-         -0-        -0-        1,897      0.90
Wisconsin                     348        -0-           -0-         -0-        -0-          348      0.19
Kansas                        686        -0-           -0-         -0-        -0-          686      0.39
Nevada                      1,489        -0-           -0-         331        -0-        1,820      1.11
Massachusetts                 297        -0-           -0-         -0-        -0-          297      0.20
Missouri                      195        -0-           -0-         109        -0-          304      0.33
Washington DC                 135        -0-           -0-         -0-        -0-          135      0.26
New Mexico                    824        -0-           -0-         -0-        -0-          824      1.73
Michigan                       15        -0-           -0-         -0-        -0-           15      0.03
New York                    2,214        -0-           -0-         235        -0-        2,449      6.74
North Carolina                -0-        -0-           -0-         -0-        -0-          -0-      0.00
Idaho                         105        -0-           -0-         211        -0-          316      0.97
Delaware                      -0-        -0-           -0-         -0-        -0-          -0-      0.00
Georgia                       628        -0-           -0-         -0-        -0-          628      2.55
South Dakota                  135        -0-           -0-         -0-        -0-          135      1.17
Ohio                           51        -0-           -0-         -0-        -0-           51      0.49
Other                          26        -0-           -0-         -0-        -0-           26      0.29
                        ----------  ---------   -----------   ---------  ---------   ----------  --------
  Totals                 $257,379   $  3,553      $  1,400     $42,842     $  703      305,877      0.87
                        ==========  =========   ===========   =========  =========
REO general valuation allowance                                                           (899)    (0.00)
                                                                                     ----------  --------
                                                                                      $304,978      0.87%
                                                                                     ==========  ========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

(b) During the past four years, the Company has securitized adjustable rate loans into FNMA mortgage-backed securities with full credit recourse. In addition, during 1998, the Company securitized mortgage loans into MBS-REMIC. The December 31, 1998, balances of the related nonperforming assets are reflected in the amounts above.


                                    TABLE 14

                          Nonperforming Assets by State
                                December 31, 1997
                             (Dollars in thousands)

                          Non-Accrual Loans (a)
                    -----------------------------------               Real Estate Owned
                         Residential                      -----------------------------------                 NPAs as
                         Real Estate        Commercial          Residential        Commercial      Total       a% of
     State            1 - 4        5+       Real Estate     1 - 4         5+      Real Estate     NPAs(b)      Loans
-----------------   ----------  ---------   -----------   ---------   ---------  ------------  -----------   -----------
California           $228,859    $ 8,528      $  1,579    $ 53,834     $ 1,913      $  2,167     $296,880       1.23%
Texas                   8,142        -0-           -0-         994         -0-           -0-        9,136       0.61
Illinois                9,656        221           -0-         818         -0-           -0-       10,695       0.77
Florida                11,211        -0-           191         567         -0-           -0-       11,969       0.88
Colorado                1,317        -0-            16          75         -0-           -0-        1,408       0.11
New Jersey             17,299        -0-           769         530         -0-           -0-       18,598       1.49
Washington              1,930        -0-           -0-         110         -0-           -0-        2,040       0.22
Arizona                 1,412        -0-           -0-         -0-         -0-           -0-        1,412       0.18
Pennsylvania            6,412        -0-           -0-         246         -0-           -0-        6,658       1.07
Virginia                1,726        -0-           -0-         528         -0-           -0-        2,254       0.41
Connecticut             3,345        -0-           -0-         274         -0-           -0-        3,619       0.74
Maryland                1,900        -0-           -0-         106         -0-           -0-        2,006       0.54
Oregon                  1,000        -0-           -0-         -0-         -0-           -0-        1,000       0.37
Minnesota                 798        -0-           -0-         -0-         -0-           -0-          798       0.38
Utah                    1,503        -0-           -0-         -0-         -0-           -0-        1,503       0.74
Nevada                  2,129        -0-           -0-         133         -0-           -0-        2,262       1.19
Kansas                    657         40           -0-         -0-         -0-           -0-          697       0.41
Wisconsin                 807        -0-           -0-         -0-         -0-           -0-          807       0.51
Massachusetts              96        -0-            20         -0-         -0-           -0-          116       0.09
Missouri                  469         39           -0-         126         163           -0-          797       0.88
Washington DC              97        -0-           -0-         -0-         -0-           -0-           97       0.19
New Mexico                217        -0-           -0-         -0-         -0-           -0-          217       0.44
New York                2,976        -0-           -0-         183         -0-            30        3,189       7.33
Delaware                  269        -0-           -0-         -0-         -0-           -0-          269       0.82
Georgia                 1,635        -0-           -0-         181         -0-           -0-        1,816       5.67
Idaho                     235        -0-           -0-         -0-         -0-           -0-          235       0.75
Ohio                      -0-        -0-             2         -0-         -0-           -0-            2       0.01
North Carolina              5        -0-           -0-         -0-         -0-           -0-            5       0.04
South Dakota              -0-        -0-           -0-         -0-         -0-           -0-          -0-       0.00
Other                      43        -0-           -0-         -0-         -0-           -0-           43       0.22
                    ----------  ---------   -----------   ---------   ---------  ------------                --------
  Totals             $306,145    $ 8,828      $  2,577    $ 58,705      $2,076      $  2,197      380,528       1.04
                    ==========  =========   ===========   =========   =========  ============
REO general valuation allowance                                                                    (1,394)     (0.00)
                                                                                               -----------   --------
                                                                                                 $379,134       1.04%
                                                                                               ===========   ========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.

(b) During 1995, 1996, and 1997, the Company securitized adjustable rate mortgages into FNMA mortgage-backed securities with full credit recourse. The December 31, 1997 balances of the related nonperforming assets are reflected in the amounts above.

           At December 31, 1998, approximately $310 million of the Company's loans were 30 to 89 days past due. An additional $171 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for loan losses.

           The Company provides specific valuation allowances for losses on loans when impaired, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to, and reductions from the allowances are reflected in current earnings.

           The table below shows the changes in the allowance for loan losses for the years indicated:

                                    TABLE 15

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                1998         1997         1996          1995         1994
                                            -----------  -----------   ----------   -----------   ----------
  Beginning allowance for loan losses         $233,280     $195,702     $141,988     $ 124,003     $106,698
  Provision charged to expense                  11,260       57,609       84,256        61,190       62,966
  Less loans charged off                        (1,387)     (20,818)     (31,239)      (44,656)     (46,556)
  Add recoveries                                 1,313          787          697         1,451          895
                                            -----------  -----------   ----------   -----------   ----------
  Ending allowance for loan losses            $244,466     $233,280     $195,702     $ 141,988     $124,003
                                            ===========  ===========   ==========   ===========   ==========
  Ratio of net chargeoffs to average loans
    outstanding(including MBS with recourse)       .00%         .06%         .10%          .15%         .18%
                                            ===========  ===========   ==========   ===========   ==========
  Ratio of allowance for loan losses to
    nonperforming assets                          80.2%        61.5%        43.0%         36.4%        34.9%
                                            ===========  ===========   ==========   ===========   ==========


     Chargeoffs decreased in 1998 as compared to 1997 and in 1997 as compared to 1996 primarily due to the strong California economy and housing market.

INVESTMENT ACTIVITIES

         Golden West's investment securities portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, United States government obligations, collateralized mortgage obligations, and corporate notes. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

         The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in comprehensive income and as a separate component of stockholders' equity until realized. Gains or losses on sales of investment securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of overnight investments such as Eurodollar time deposits, federal funds, and short-term repurchase agreements, and longer-term investments such as bank notes, medium-term notes, and collateralized mortgage obligations. These other investments are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

         At December 31, 1998, 1997, and 1996, the Company had securities available for sale in the amount of $377 million, $609 million, and $781 million, respectively, including net unrealized gains on investment securities available for sale of $358 million, $245 million, and $159 million, respectively.

         Included in the Company's investment portfolio at December 31, 1998, 1997, and 1996, were collateralized mortgage obligations (CMOs) in the amount of $196 million, $71 million and $170 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1998, all of the Company's CMOs qualified for inclusion in the regulatory liquidity measurement.

         The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 16

                  Composition of Securities Available for Sale
                             (Dollars in thousands)

                                                                        1998            1997           1996
                                                                    ------------    ------------   ------------
         Equity securities                                            $ 363,427       $ 335,267      $ 260,672
         U.S Treasury and Government agency obligations                   5,814         201,845        200,844
         Collateralized mortgage obligations                              7,764          71,432        169,812
         Certificates of deposit and short-term bank notes                  -0-             -0-        149,997
                                                                    ------------    ------------   ------------
                                                                      $ 377,005       $ 608,544      $ 781,325
                                                                    ============    ============   ============

     The weighted average yields on the securities available for sale portfolio were 19.21%, 6.88%, and 6.64% at December 31, 1998, 1997, and 1996,
respectively. The higher yield in 1998 reflects the effect of the high yield on the Federal Home Loan Mortgage Corporation stock on a smaller available for sale portfolio.

     The table below sets forth the composition of the Company's other investments at December 31.

                                    TABLE 17

                        Composition of Other Investments
                             (Dollars in thousands)

                                                                    1998           1997           1996
                                                                ------------   ------------   -----------
          Overnight Investments:
            Federal funds, at cost                                $ 166,896      $  72,648     $ 324,432
            Eurodollar time deposits, at cost                           -0-        180,000       102,400
            Short-term repurchase agreements collateralized
              by mortgage-back securities, at cost                      -0-            -0-       652,000
          Longer-Term Investments:
            Bank notes                                               25,000            -0-           -0-
            Collateralized mortgage obligations                     188,304            -0-           -0-
            Medium-term notes                                        42,185            -0-           -0-
                                                                ------------   ------------   -----------
                                                                  $ 422,385      $ 252,648    $1,078,832
                                                                ============   ============   ===========

     The weighted average yields on the other investments portfolio were 4.92%, 5.91%, and 7.01% at December 31, 1998, 1997, and 1996, respectively. There were no sales of other investments during 1998, 1997, or 1996.

     As of December 31, 1998, the other investments portfolio had maturities as follows:

                                    TABLE 18

                         Maturities of Other Investments
                             (Dollars in thousands)

                                      Amortized
            Maturity                    Cost
---------------------------------   --------------
1999                                     $166,896
2000 through 2003                          67,185
2004 through 2008                          51,569
2009 and thereafter                       136,735
                                   ---------------
                                         $422,385
                                    ==============

MORTGAGE-BACKED SECURITIES

         The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. The Company has securitized certain loans from its loan portfolio into MBS with recourse and into Real Estate Investment Conduits (MBS-REMICs), both of which are held to maturity and available to be used as collateral for borrowings. At December 31, 1998, the Company had MBS held to maturity in the amount of $9.9 billion, including $3.9 billion of FNMA MBS subject to full credit recourse to the Company and including $5.5 billion of securities issued in the form of REMICs. At December 31, 1997, the Company had MBS held to maturity in the amount of $3.8 billion, including $3.0 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company. At December 31, 1996, the Company had MBS held to maturity in the amount of $4.1 billion, including $3.3 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company.

         MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1998, 1997, and 1996, the Company had mortgage-backed securities available for sale in the amount of $114 million, $157 million, and $227 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $5 million, $8 million, and $11 million, respectively. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount.

         During 1998, the Company securitized $6.4 billion of mortgage loans into Real Estate Mortgage Investment Conduits formed by WFSB. Securities issued by the REMICs are being used as collateral for borrowings. The securities issued by the REMIC are classified as MBS held to maturity.

         During 1998, the Company securitized $1.8 billion of ARMs into FNMA Eleventh District Cost of Funds Index (COFI)-indexed MBS. During 1997, 1996, and 1995, the Company securitized $1.0 billion, $1.3 billion, and $2.3 billion, respectively, of ARMs into FNMA COFI-indexed MBS. In addition, during 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

         Repayments of MBS during the years 1998, 1997, and 1996 amounted to $2.1 billion, $518 million, and $413 million, respectively. MBS repayments were higher in 1998 due to the increase in total MBS outstanding and an increase in prepayments on underlying mortgages. MBS repayments were higher in 1997 due to the increase in prepayments on underlying mortgages.

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

STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during 1998, 1997, and 1996 as a result of earnings and increased market values of securities available for sale. These increases were partially offset by the repurchase of Company stock and the payment of quarterly dividends to stockholders. The cost of the stock repurchase program for the years ended December 31, 1998, 1997, and 1996 was $80 million, $48 million, and $106 million, respectively.

         Since 1993, through three separate actions, Golden West's Board of Directors' authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of December 31, 1998, 9.5 million shares had been repurchased and retired at a cost of $461 million since October 28, 1993, of which 1.0 million shares were purchased and retired at a cost of $80 million during 1998. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         The Company has on file a shelf registration statement with the Securities and Exchange Commission to issue up to two million shares of its preferred stock. The preferred stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The preferred stock is not convertible into common stock. No preferred stock has yet been issued under such registration statement. The Company's preferred stock has been preliminarily rated a2 by Moody's.

NEW ACCOUNTING PRONOUNCEMENTS

         In  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company operates as a single segment and, therefore, SFAS 131 had no effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet completed a full assessment of the impact of this statement on its financial statements and results of operations.

EARNINGS PER SHARE

         Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company's Basic EPS before the extraordinary item was $7.81 for the year ended December 31, 1998, compared to $6.22 and $5.31 (before the three nonrecurring items) for the years ended December 31, 1997 and 1996, respectively. The Company reported Diluted EPS, before the extraordinary item, of $7.74 for the year ended December 31, 1998 as compared to $6.13 and $5.24 (before the three nonrecurring items), for the years ended December 31, 1997 and 1996, respectively.

EXTRAORDINARY ITEM

         During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments which was recorded as an extraordinary item.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

         Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1998, 1997, and 1996 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

         The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998, and is incorporated herein by reference.

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

                                    TABLE 19

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in thousands)

                                            1998                            1997                           1996
                                ----------------------------   ----------------------------  -----------------------------
                                                      End of                        End of                         End of
                                 Average    Average   Period     Average   Average  Period    Average    Average   Period
                                 Balances    Yield    Yield      Balances   Yield   Yield     Balances    Yield    Yield
                                ----------  -------  -------   ----------  -------  -------  -----------  -------  -------
   ASSETS
   Investment Securities       $ 2,956,971   5.72%    5.53%   $ 2,025,096    6.06%    6.48%  $ 1,690,498    6.18%    6.88%
   Mortgage-backed securities    6,891,798   7.23%    7.20%     3,985,408    7.09%    7.23%    3,392,220    7.26%    7.13%
   Loans receivable (a)         29,982,931   7.52%    7.36%    32,037,925    7.47%    7.53%   29,493,151    7.47%    7.43%
   Invest. in capital stock        692,345   5.87%    5.50%       566,678    6.19%    5.86%      433,819    6.23%    6.34%
     of FHLB
                                ----------  -------           -----------  -------           -----------  -------
   Interest-earning assets     $40,524,045   7.31%            $38,615,107    7.34%           $35,009,688    7.37%
                                ==========  =======           ===========  =======           ===========  =======

   LIABILITIES
   Deposits:
       Checking accounts       $    79,172   1.50%    2.06%   $    93,472   1.18%    1.75%  $   622,011    1.21%    1.17%

       Savings accounts          6,805,841   3.98%    3.97%     3,112,833   2.79%    3.75%    1,880,457    2.30%    2.38%
       Term accounts            19,028,844   5.32%    5.07%    20,700,959   5.42%    5.37%   18,756,033    5.39%    5.32%
                                ----------  -------  -------   ----------  -------  -------  -----------  -------  -------
           Total deposits       25,913,857   4.96%    4.67%    23,907,264   5.06%    5.04%   21,258,501    4.99%    4.98%
   Advances from FHLB            7,389,038   5.94%    5.67%     7,813,493   5.59%    5.78%    7,343,334    5.57%    5.47%
   Reverse repurchases           2,004,388   5.64%    5.39%     2,630,958   5.72%    5.73%    2,013,427    5.86%    5.45%
   Other borrowings              2,408,791   6.57%    7.90%     2,000,791   7.24%    7.94%    2,202,477    7.36%    7.65%
                                ----------  -------           -----------  -------          ------------  -------
   Interest-bearing liabilities 37,716,074   5.29%            $36,352,506   5.34%           $32,817,739    5.33%
                                ==========  =======           ===========  =======          ============  =======
   Net interest spread                       2.02%                          2.00%                          2.04%
                                            =======                        =======                        =======
   Net interest income         $   967,322                      $ 890,495                     $ 830,960
                                ==========                     ==========                    ===========
   Net yield on average
   interest-earning assets                   2.39%                          2.31%                          2.37%
                                            =======                        =======                        =======

     (a) Includes nonaccrual loans (90 days or more past due).

         The table below presents the changes for 1998 and 1997 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 20

        Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in thousands)

                                                                                   Increase/Decrease in Income/Expense
                                                                                   Due to Changes in Volume and Rate(a)
                                                                      -------------------------------------------------------------
                                   1998        1997         1996            1998 versus 1997                 1997 versus 1996
                                 ----------  ----------  -----------  ------------------------------  -----------------------------
                                 Income/     Income/     Income/
                                 Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  -------
     Interest Income
        Investments              $ 169,194   $ 122,765    $ 104,510   $52,880   $ (6,451)  $ 46,429   $ 20,240   $ (1,985) $ 18,255
        Mortgage-backed            498,319     282,499      246,293   210,039      5,781    215,820     41,887     (5,681)   36,206
          securities
        Loans receivable         2,254,427   2,392,175    2,203,752  (154,648)    16,900   (137,748)   190,010     (1,587)  188,423
        Invest. in capital
          stock of Federal Home     40,613      35,058       27,006     7,249     (1,694)     5,555      8,219       (167)    8,052
          Loan Banks            ----------  ----------  -----------
        Total interest income    2,962,553   2,832,497    2,581,561

     Interest Expense
       Deposits
       Checking accounts             1,184       1,100        7,536      (109)       193         84     (6,226)      (210)   (6,436)
       Savings accounts            271,172      86,799       43,261   135,416     48,957    184,373     32,894     10,644    43,538
       Term accounts             1,012,987   1,121,747    1,010,617   (89,299)   (19,461)  (108,760)   105,361      5,769   111,130
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  --------
           Total deposits        1,285,343   1,209,646    1,061,414    46,008     29,689     75,697    132,029     16,203   148,232
       Advances from Federal
         Home Loan Banks           438,660     437,028      409,040   (12,543)    14,175      1,632     26,290      1,698    27,988
       Securities sold under
        agreements to repurchase   112,942     150,557      117,960   (35,339)    (2,276)   (37,615)    35,269     (2,672)   32,597
       Other borrowings            158,286     144,771      162,187    24,589    (11,074)    13,515    (14,634)    (2,782)  (17,416)
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  --------
     Total interest expense      1,995,231   1,942,002    1,750,601
                                -----------  ----------  -----------
     Net interest income         $ 967,322   $ 890,495    $ 830,960   $92,805    $15,978)   $76,827   $ 81,402   $(21,867)  $59,535
                                 ==========  ==========  ===========  ========  =========  =========  =========  =========  ========

     Net interest income increase
      (decrease)as a percentage
       of average earning assets(c)                                       .23%      (.04)%     0.19%       .21%      (.06)%    0.15%
                                                                       ========  =========  =========  =========  =========  =======

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

COMPETITION AND OTHER MATTERS

         The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associations, commercial banks, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, credit unions, and others. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

         Competition in making real estate loans comes principally from other savings associations, mortgage banking companies, and commercial banks. Many of the nation's largest savings associations, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their real estate brokers. In addition, the Company competes indirectly with enormous government-sponsored enterprises, notably the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Banks.

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

         LIQUIDITY. The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed to equal 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was equal to 5% of the monthly average of customer deposits and short-term borrowings. At December 31, 1998, 1997, and 1996, the Company's insured subsidiaries had liquidity in excess of the regulatory requirements.

         FEDERAL DEPOSIT INSURANCE CORPORATION. The deposit accounts of WFSB and WSSB are insured by the FDIC as part of the BIF, up to the maximum amount permitted by law, currently $100,000 per insured depositor. The deposit accounts of WSL are insured by the FDIC as part of the SAIF, also up to the maximum amount permitted by law. As a result, WFSB, WSL, and WSSB are subject to supervision, regulation and examination by the FDIC. FDIC insurance is required for all federally chartered financial institutions such as WFSB and WSL, and for state chartered entities such as WSSB. Such insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

         During 1996, federal legislation was enacted to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Also, beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB and WSSB, was increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000.

         The deposits of savings institutions insured by the SAIF may be converted to BIF insurance. Further, deposits insured by the BIF may be converted to SAIF insurance. Such conversions require payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund the institution enters. In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

         In addition, the same 1996 federal legislation which recapitalized the SAIF, also included a provision which directs federal banking regulators to take appropriate actions to prevent insured depositories from encouraging and facilitating the shifting of deposits from SAIF to BIF. The provision was the subject of a notice of proposed rulemaking issued by the FDIC, but the FDIC withdrew the proposed rule.

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

         FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. WFSB, WSL and WSSB are currently in compliance with all applicable Federal Reserve Board reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

         REGULATORY CAPITAL. The OTS requires federally insured institutions such as WFSB and WSL to meet certain minimum capital requirements. Effective March 31, 1998, FIRREA's old 3% minimum requirement for Core (or Leverage) Capital was superseded by a 4% minimum requirement under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

         The following table summarizes WFSB's regulatory capital ratio and compares them to the OTS minimum requirements at December 31.

                                    TABLE 21

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                      1998                                               1997
                -------------------------------------------------  --------------------------------------------------
                         ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
                 -----------------------   ----------------------   -----------------------   -----------------------
                  Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
                 -----------   ---------   -----------   --------   ------------   --------   ------------  ---------
     Tangible    $2,163,838        6.77%   $  479,370        1.50%   $1,603,530       6.51%    $  369,694       1.50%
     Core         2,163,838        6.77     1,278,319        4.00     1,603,530       6.51        739,388       3.00
     Risk-based   2,311,286       12.93     1,430,371        8.00     1,695,565      12.80      1,060,024       8.00


         The following table summarizes WSL's regulatory capital ratio and compares them to the OTS minimum requirements at December 31.

                                    TABLE 22

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                      1998                                               1997
                -------------------------------------------------  --------------------------------------------------
                         ACTUAL                  REQUIRED                   ACTUAL                   REQUIRED
                 -----------------------   ----------------------    ----------------------   -----------------------
                  Capital       Ratio       Capital       Ratio       Capital       Ratio       Capital      Ratio
                 -----------   ---------   -----------   --------   ------------   --------   ------------  ---------
     Tangible     $ 473,523        7.25%    $  97,909        1.50%   $  980,483       6.42%     $ 228,950       1.50%
     Core           473,523        7.25       261,091        4.00       980,483       6.42        457,901       3.00
     Risk-based     617,654       16.24       304,286        8.00     1,186,445      13.64        695,611       8.00


         In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that WFSB and WSL do not have above-normal exposure to interest-rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of December 31, 1998, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1998.

                                    TABLE 23

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                 Core/         Tier 1          Total
                                     Equity        Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                     Capital       Capital        Equity        Capital        Capital        Capital
                                   ------------  -------------  ------------  -------------  ------------   ------------
Common stock                       $       150
Paid-in surplus                      1,672,138
Retained earnings                      492,566
                                   ------------
Equity capital                     $ 2,164,854    $ 2,164,854   $ 2,164,854    $ 2,164,854   $ 2,164,854    $ 2,164,854
                                   ============
Positive goodwill                                      (1,016)       (1,016)        (1,016)       (1,016)        (1,016)
General valuation allowance                                                                                     147,448
                                                 -------------  ------------  -------------  ------------   ------------
Regulatory capital                                $ 2,163,838   $ 2,163,838    $ 2,163,838   $ 2,163,838    $ 2,311,286
                                                 =============  ============  =============  ============   ============
Total assets                       $31,912,264
                                   ============
Adjusted total assets                             $31,957,968   $31,957,968    $31,957,968
                                                 =============  ============  =============
Risk-weighted assets                                                                         $17,879,637    $17,879,637
                                                                                             ============   ============
CAPITAL RATIO - ACTUAL                   6.78%          6.77%         6.77%          6.77%        12.10%         12.93%
                                   ============  =============  ============  =============  ============   ============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                  5.00%         6.00%         10.00%
                                                                              =============  ============   ============
   Adequately capitalized,
    equal to or greater than                           1.50%                         4.00%         4.00%          8.00%
                                                 ============                 =============  ============   ============
  Undercapitalized, less than                          1.50%                         4.00%         4.00%          8.00%
                                                 ============                 =============  ============   ============
  Significantly undercapitalized,
    less than                                                                        3.00%         3.00%          6.00%
                                                                              =============  ============   ============
  Critically undercapitalized,
    equal to or less than                                             2.00%
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

                                    TABLE 24

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                 Core/         Tier 1          Total
                                     Equity        Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                     Capital       Capital        Equity        Capital        Capital        Capital
                                   ------------  -------------  ------------  -------------  ------------   ------------
Common stock                       $       150
Paid-in surplus                      1,354,612
Retained earnings                      250,799
                                   ------------
Equity capital                     $ 1,605,561    $ 1,605,561   $ 1,605,561    $ 1,605,561   $ 1,605,561    $ 1,605,561
                                   ============
Positive goodwill                                      (2,031)       (2,031)        (2,031)       (2,031)        (2,031)
General valuation allowance                                                                                      92,035
                                                 -------------  ------------  -------------  ------------   ------------
Regulatory capital                                $ 1,603,530   $ 1,603,530    $ 1,603,530   $ 1,603,530    $ 1,695,565
                                                 =============  ============  =============  ============   ============
Total assets                       $24,608,701
                                   ============
Adjusted total assets                            $ 24,646,251   $24,646,251    $24,646,251
                                                 =============  ============  =============
Risk-weighted assets                                                                         $13,250,306    $13,250,306
                                                                                             ============   ============
CAPITAL RATIO - ACTUAL                   6.52%          6.51%         6.51%          6.51%        12.10%         12.80%
                                   ============  =============  ============  =============  ============   ============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                  5.00%         6.00%         10.00%
                                                                              =============  ============   =============
   Adequately capitalized,
    equal to or greater than                            1.50%                        4.00%         4.00%          8.00%
                                                 ============                 =============  ============   =============
  Undercapitalized, less than                           1.50%                        4.00%         4.00%          8.00%
                                                 ============                 =============  ============   =============
  Significantly undercapitalized,
    less than                                                                        3.00%         3.00%          6.00%
                                                                              =============  ============   =============
  Critically undercapitalized,
    equal to or less than                                             2.00%
                                                                ============

         The table below shows a reconciliation of WSL's equity capital to regulatory capital at December 31, 1998.

                                    TABLE 25

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                    ------------   ------------  -------------  -------------  ------------   ------------
Common stock                         $      150
Paid-in surplus                         233,441
Retained earnings                       239,932
Unrealized gains on securities
  available for sale                    214,255
                                    ------------
Equity capital                       $  687,778     $  687,778     $  687,778     $  687,778    $  687,778     $  687,778
                                    ============
Unrealized gains on securities
  available for sale                                  (214,255)      (214,255)      (214,255)     (214,255)      (214,255)
Equity/other investments                                                                                           (3,108)
Subordinated debt                                                                                                  99,818
General valuation allowance                                                                                        47,421
                                                   ------------  -------------  -------------  ------------   ------------
Regulatory capital                                  $  473,523     $  473,523     $  473,523    $  473,523     $  617,654
                                                   ============  =============  =============  ============   ============
Total assets                        $ 6,810,266
                                    ============
Adjusted total assets                              $ 6,527,285    $ 6,527,285    $ 6,527,285
                                                   ============  =============  =============
Risk-weighted assets                                                                           $ 3,803,573    $ 3,803,573
                                                                                               ============   ============
CAPITAL RATIO - ACTUAL                   10.10%          7.25%          7.25%          7.25%        12.45%         16.24%
                                    ============   ============  =============  =============  ============   ============

Regulatory Capital Ratio
Requirements:
  Well-capitalized, equal to
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

                                    TABLE 26

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                    ------------   ------------  -------------  -------------  ------------   ------------
Common stock                        $       150
Paid-in surplus                         233,441
Retained earnings                       746,892
Unrealized gains on securities
  available for sale                    141,478
                                    ------------
Equity capital                      $ 1,121,961    $ 1,121,961    $ 1,121,961    $ 1,121,961   $ 1,121,961    $ 1,121,961
                                    ============
Unrealized gains on securities
  available for sale                                  (141,478)      (141,478)      (141,478)     (141,478)      (141,478)
Equity/other investments                                                                                           (2,452)
Subordinated debt                                                                                                  99,697
General valuation allowance                                                                                       108,717
                                                   ------------  -------------  -------------  ------------   ------------
Regulatory capital                                 $   980,483    $   980,483    $   980,483   $   980,483    $ 1,186,445
                                                   ============  =============  =============  ============   ============
Total assets                        $15,446,575
                                    ============
Adjusted total assets                              $15,263,364    $15,263,364    $15,263,364
                                                   ============  =============  =============
Risk-weighted assets                                                                           $ 8,695,143    $ 8,695,143
                                                                                               ============   ============
CAPITAL RATIO - ACTUAL                    7.26%          6.42%          6.42%          6.42%        11.28%         13.64%
                                    ============   ============  =============  =============  ============   ============

Regulatory Capital Ratio
Requirements:
  Well-capitalized, equal to
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
                                                                  ============

         The table shows that WFSB's regulatory capital exceeds the requirements of the well-capitalized classification at December 31.

                                    TABLE 27

                   World Savings Bank, a Federal Savings Bank
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in thousands)

                                        1998                                             1997
                    ----------------------------------------------   ----------------------------------------------
                           ACTUAL             WELL-CAPITALIZED              ACTUAL             WELL-CAPITALIZED
                    ---------------------   ----------------------   ---------------------   ----------------------
                     Capital      Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                    ----------   --------   -----------  ---------   ----------   --------   ----------   ---------
   Leverage         $2,163,838       6.77%   $1,597,898       5.00%  $1,603,530       6.51%  $1,232,313        5.00%
   Tier 1 riskbased  2,163,838      12.10     1,072,778       6.00    1,603,530      12.10      795,018        6.00
   Total risk-based  2,311,286      12.93     1,787,964      10.00    1,695,565      12.80    1,325,031       10.00



         The table below shows that WSL's regulatory capital exceeds the requirements of the well-capitalized classification at December 31.


                                    TABLE 28

                       World Savings and Loan Association
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in thousands)

                                        1998                                             1997
                    ----------------------------------------------   ----------------------------------------------
                           ACTUAL             WELL-CAPITALIZED              ACTUAL             WELL-CAPITALIZED
                    ---------------------   ----------------------   ---------------------   ----------------------
                     Capital      Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                    ----------   --------   -----------  ---------   ----------   --------   ----------   ---------
   Leverage         $ 473,523       7.25%    $ 326,364       5.00%  $  980,483       6.42%   $ 763,168        5.00%
   Tier 1 risk based  473,523      12.45       228,214       6.00      980,483      11.28      521,709        6.00
   Total risk-based   617,654      16.24       380,357      10.00    1,186,445      13.64      869,514       10.00

         WSSB is a state chartered savings bank regulated by the FDIC. At December 31, WSSB had the following regulatory capital calculated in accordance with FDIC's capital standards:

                                    TABLE 29

               World Savings Bank, a State Chartered Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                         1998                                            1997
                     ---------------------------------------------   ---------------------------------------------
                            ACTUAL                 REQUIRED                 ACTUAL                 REQUIRED
                     ---------------------   ---------------------   ---------------------   ---------------------
                      Capital      Ratio      Capital      Ratio      Capital      Ratio      Capital      Ratio
                     ----------   --------   ----------   --------   ----------   --------   ----------   --------
   Tier-1 Leverage   $ 186,411       5.26%   $ 106,220       3.00%    $ 11,878       9.88%    $  3,607       3.00%
   Tier 1 risk based   186,411      25.12       29,686       4.00       11,878      17.80        2,670       4.00
   Total risk-based    186,647      25.15       59,372       8.00       12,026      18.02        5,340       8.00

         CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS. The OTS limits capital distributions, including distributions of cash or other property to owners of savings associations on account of their ownership, payments to repurchase, redeem or retire shares of the savings association, and any direct or indirect payment of cash to owners of a savings association or affiliates in connection with a corporate restructuring. During the first quarter of 1999, the OTS changed its regulations governing capital distributions. Those changes become effective April 1, 1999. Under the new regulations, savings associations not controlled by a savings and loan holding company may pay capital distributions during a calendar year, without notice or application to the OTS, equal to net income for the applicable calendar year plus retained net income for the two prior calendar years. Such savings associations must file applications for approval of a proposed distribution, if (i) they are not eligible for expedited application processing, (ii) they would not be at least adequately capitalized following the capital distribution, or (iii) they would violate a prohibition contained in any applicable statute, regulation, or agreement with the OTS or the FDIC, or would violate a condition of OTS approval by making the proposed distribution. In addition, the new regulations require 30-days advance notice to be filed for proposed capital distributions that would result in the savings association being less than well-capitalized or that involve the reduction or retirement of the savings association's stock.

         All savings associations controlled by savings and loan holding companies are required to file 30-days advance notice of proposed capital distributions. Under the new regulations, the OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns, or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings association and the OTS (or FDIC), or a condition imposed by an OTS condition of approval. During 1998, WSL paid a total of $730 million in upstream dividends to Golden West.

         LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings associations to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral".) At December 31, 1998, the maximum that WFSB could have loaned to one borrower was $347 million while the largest amount of loans it had to one borrower was $33 million. At December 31, 1998, the maximum amount that WSL could have loaned to one borrower (and related entities) was $93 million. At such date, the largest amount of loans that WSL had outstanding to any one borrower was $7 million.

         DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association or a savings bank, such as WFSB or WSL, or state-chartered savings banks such as WSSB based upon the failure of the savings associations or savings banks meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of the Insured Institutions). Thus, in the event of a liquidation of the Insured Institutions or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1998, the Insured Institutions had approximately $26.2 billion of deposits outstanding.

         POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WFSB, WSL, or WSSB, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" above. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

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

     As WFSB's, WSL's and WSSB's parent company, Golden West is considered an "affiliate" of WFSB, WSL and WSSB for regulatory purposes. In addition, WFSB, WSL, and WSSB are considered to be affiliates of each other. Savings associations and savings banks are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h)of the Federal Reserve Act, and with respect to savings associations, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings association from lending or otherwise extending credit to an affiliate, other than the association's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining an affiliate of a savings association and in calculating compliance with the quantitative limitations on transactions with affiliates.

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 1998, WFSB and WSL were in compliance with the QTL test.

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

EMPLOYEE RELATIONS

         The Company had a total of 4,379 full-time and 910 permanent part-time employees at December 31, 1998. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.  PROPERTIES

         Properties owned by the Company are located in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

         The Company owns a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas. This complex houses its Loan Service, Savings Operations, and Information Systems Departments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

         Golden West's stock is listed on the New York Stock Exchange and Pacific Exchange and traded on the Boston and Midwest Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1998 and 1997 were as follows:

                                    TABLE 30

                            Common Stock Price Range

                                                            1998                             1997
                                                 ----------------------------    -----------------------------
                  First Quarter                           $81 - $99 9/16              $61 3/4 - $74 1/4
                  Second Quarter                     $95 1/16 - $114 1/4              $59 7/8 - $73 1/4
                  Third Quarter                     $75 13/16 - $110 1/8            $70 13/16 - $90 15/16
                  Fourth Quarter                      $72 3/8 - $97 5/8              $84 1/16 - $97 13/16

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1998 and 1997 were as follows:

                                  TABLE 31

                         Cash Dividends Per Share

                                      1998          1997
                                    ---------     ---------
              First Quarter           $ .125        $ .110
              Second Quarter          $ .125        $ .110
              Third Quarter           $ .125        $ .110
              Fourth Quarter          $ .140        $ .125

              The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by WSL, investment income, and short-term borrowings.

              Under OTS regulations, the OTS must be given at least 30 days' advance notice by WFSB or WSL of any proposed dividend to be paid to the parent. Under existing OTS regulations, WFSB and WSL are classified as Tier 1 associations and are, therefore, allowed to distribute dividends up to 100% of their net income in any year plus one-half of capital in excess of the OTS fully phased-in capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. New regulations go into effect on April 1, 1999. (See "CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS" on page 41.)

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

              At December 31, 1998, $775 million of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

              At the close of business on March 24, 1999, 56,372,799 shares of Golden West's Common Stock were outstanding and were held by 1,439 stockholders of record. At the close of business on March 24, 1999, the Company's common stock price was 95 3/8.

              The transfer agent and registrar for the Golden West Common Stock is Chase Mellon Shareholder Services, L.L.C., San Francisco, California 94101.

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


                                    TABLE 32

                  Five Year Consolidated Summary of Operations
                 (Dollars in thousands except per share figures)


                                                                       Year Ended December 31
                                                 ---------------------------------------------------------------------
                                                    1998          1997           1996          1995          1994
                                                 -----------   ------------   -----------   -----------   ------------
Interest Income:
   Interest on loans                             $2,254,427     $2,392,175    $2,203,752    $2,097,664     $1,649,413
   Interest on mortgage-backed securities           498,319        282,499       246,293       181,355        103,927
   Interest on dividends and investments            209,807        157,823       131,516       148,422        123,137
                                                 -----------   ------------   -----------   -----------   ------------
                                                  2,962,553      2,832,497     2,581,561     2,427,441      1,876,477
Interest Expense:
  Interest on deposits                            1,285,343      1,209,646     1,061,414     1,048,390        714,353
  Interest on advances and other borrowings         709,888        732,356       689,187       656,215        440,754
                                                 -----------   ------------   -----------   -----------   ------------
                                                  1,995,231      1,942,002     1,750,601     1,704,605      1,155,107
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income                                 967,322        890,495       830,960       722,836        721,370
  Provision for loan losses                          11,260         57,609        84,256        61,190         62,966
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income after provision for loan        956,062        832,886       746,704       661,646        658,404
losses
Non-Interest Income:
  Fees                                               62,820         45,910        38,558        29,200         28,816
  Gain (loss) on the sale of securities,
    mortgage-backed securities, and loans            38,784          8,197        11,954          (493)         (120)
  Other                                              36,009         27,161        24,387        11,071          6,201
                                                 -----------   ------------   -----------   -----------   ------------
                                                    137,613         81,268        74,899        39,778         34,897
Non-Interest Expense
  General and administrative expenses
    Personnel                                       196,153        180,917       163,243       151,352        150,220
    Occupancy                                        62,549         55,508        50,171        48,737         44,472
    Deposit insurance                                 5,925          7,454       167,528        44,993         40,220
    Advertising                                      10,412         11,525         9,277         9,850         10,761
    Other                                            79,468         71,555        63,203        61,260         57,246
                                                 -----------   ------------   -----------   -----------   ------------
                                                    354,507        326,959       453,422       316,192        302,919
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before taxes on income                     739,168        587,195       368,181       385,232        390,382
Taxes on income                                     292,077        233,057        (1,732)      150,693        159,933
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before cumulative effect of change in
  accounting for goodwill and extraordinary item    447,091        354,138       369,913       234,539        230,449
 Cumulative effect of change in accounting
  for goodwill                                          -0-            -0-      (205,242)          -0-            -0-
Extraordinary item                                  (12,511)           -0-           -0-           -0-            -0-
                                                 -----------   ------------   -----------   -----------   ------------
Net earnings                                      $ 434,580      $ 354,138     $ 164,671     $ 234,539      $ 230,449
                                                 ===========   ============   ===========   ===========   ============
Basic earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    7.81      $    6.22     $    6.38     $    4.00      $    3.71
Cumulative effect of change in accounting
  for goodwill                                         0.00           0.00         (3.54)         0.00           0.00
Extraordinary item                                     (.22)          0.00          0.00          0.00           0.00
                                                 -----------   ------------   -----------   -----------   ------------
Basic earnings per share                          $    7.59      $    6.22     $    2.84     $    4.00      $    3.71
                                                 ===========   ============   ===========   ===========   ============
Diluted earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    7.74      $    6.13     $    6.29     $    3.94      $    3.66
Cumulative effect of change in accounting
  for goodwill                                         0.00           0.00         (3.49)         0.00           0.00
Extraordinary item                                     (.22)          0.00          0.00          0.00           0.00
                                                 -----------   ------------   -----------   -----------   ------------
Diluted earnings per share                        $    7.52      $    6.13     $    2.80     $    3.94      $    3.66
                                                 ===========   ============   ===========   ===========   ============


                                    TABLE 33

                    Five Year Summary of Financial Condition
                             (Dollars in thousands)


                                                                              At December 31
                                           --------------------------------------------------------------------------------
                                                1998            1997            1996            1995             1994
                                           --------------- --------------- --------------- ---------------- ---------------
Assets                                        $38,468,729     $39,590,271     $37,730,598      $35,118,156     $31,683,741
Cash, securities available for sale,
     and other investments                      1,050,265       1,033,433       2,078,876        2,310,711       2,265,886
Mortgage-backed securities                     10,031,965       3,939,746       4,293,582        3,409,341       1,194,378
Loans receivable                               25,721,288      33,260,709      30,113,421       28,181,353      27,071,266
Deposits                                       26,219,095      24,109,717      22,099,934       20,847,910      19,219,389
Advances from FHLBs                             6,163,472       8,516,605       8,798,433        6,447,201       6,488,418
Securities sold under agreements to
    repurchase and other borrowings             1,252,469       2,334,048       1,908,126        1,817,943         601,821
Medium-term notes                                     -0-         109,992         589,845        1,597,507       1,164,079
Subordinated debt                                 911,753       1,110,488       1,323,996        1,322,392       1,221,559
Stockholders' equity                            3,124,318       2,698,031       2,350,477        2,278,353       2,000,274


                                    TABLE 34

                          Five Year Selected Other Data
                 (Dollars in thousands except per share figures)


                                                                             Year Ended December 31
                                                   ----------------------------------------------------------------------------
                                                        1998           1997            1996            1995          1994
                                                    -------------   ------------    ------------   -------------  ------------
New real estate loans originated                     $ 8,187,934    $ 7,482,973     $ 7,012,562     $ 5,949,064   $ 6,637,653
Average yield on new real estate loans                     7.72%          7.59%           7.59%           7.56%         6.44%
Current average yield on new real estate loans(a)          6.20%          6.42%           6.56%           6.58%           n/a
Deposits increase ($)                                $ 2,109,378    $ 2,009,783     $ 1,252,024     $ 1,628,521   $ 1,796,905
Deposits increase (%)                                       8.7%           9.1%            6.0%            8.5%         10.3%
Net earnings/average net worth (ROE)                      14.94% (b)     14.14%           7.46% (c)      10.98%        11.11%
Net earnings/average assets (ROA)                          1.11% (b)       .91%            .46% (c)        .69%          .78%
General and administrative expense (G&A) to:
    Total revenues                                        11.44% (b)     11.22%          17.07% (c)      12.80%        15.83%
    Average assets                                          .90%           .84%           1.26% (c)        .93%         1.02%
Ratio of earnings to fixed charges: (d)
    Including interest on deposits                         1.37x          1.30x           1.21x           1.23x         1.34x
    Excluding interest on deposits                         2.03x          1.79x           1.53x           1.58x         1.87x
Yield on loan portfolio                                    7.36%          7.53%           7.43%           7.69%         6.85%
Yield on MBS                                               7.20%          7.23%           7.13%           7.41%         8.37%
Yield on investments                                       5.53%          6.48%           6.88%           5.96%         5.42%
Yield on earning assets                                    7.30%          7.48%           7.37%           7.56%         6.81%
Cost of deposits                                           4.67%          5.04%           4.98%           5.15%         4.57%
Cost of borrowings                                         5.87%          5.99%           5.80%           6.15%         5.85%
Cost of funds                                              4.96%          5.36%           5.28%           5.50%         5.00%
Spread                                                     2.34%          2.12%           2.09%           2.06%         1.81%
Nonperforming asset/total assets (e)                        .79%           .96%           1.21%           1.11%         1.12%
Stockholders' equity/total assets                          8.12%          6.81%           6.23%           6.49%         6.31%
Average stockholders' equity/average assets                7.41%          6.45%           6.15%           6.30%         6.98%
World Savings Bank, FSB (WFSB)
  regulatory capital ratios: (f)
  Tangible capital                                         6.77%          6.51%           6.69%          14.01%           ---
  Core capital                                             6.77%          6.51%           6.69%          14.01%           ---
  Risk-based capital                                      12.93%         12.80%          13.14%          26.55%           ---
World Savings and Loan Association (WSL)
  regulatory capital ratios: (f)
  Tangible capital                                         7.25%          6.42%           6.37%           6.38%         6.26%
  Core capital                                             7.25%          6.42%           6.37%           6.38%         6.64%
  Risk-based capital                                      16.24%         13.64%          13.91%          13.40%        13.54%
Number of savings branch offices                             248            250             244             233           237
Cash dividends per share                             $      .515    $      .455     $      .395     $       .35   $       .31
Dividend payout ratio                                      6.79% (b)      7.32%          13.91%           8.75%         8.34%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.

(b) The ratios for the year ended December 31, 1998 include an extraordinary charge of $21 million before tax, or $.22 per basic and diluted earnings per share, net of tax benefit, associated with the prepayment of FHLB advances and include a nonrecurring gain of $13 million before tax, of $.13 per basic and diluted earnings per share, after tax, realized when preferred stock purchased as a discount was redeemed by the issuer at par. Excluding the extraordinary item, ROE was 15.37%, ROA was 1.14%, and the dividend payout ratio was 6.59%. Excluding the one-time stock gain, G&A to total revenues was 11.48%.
(c) The numbers for the year ended December 31, 1996 include the 1996 SAIF assessment of $133 million, the special tax credit of $139 million, and the $205 million cumulative effect of the change in accounting for goodwill. The ratios for the year ended December 31, 1996, excluding the three 1996 nonrecurring items are: ROE 13.97%, ROA .86%, G&A to total revenues 12.08%, and G&A to average assets .89%.
(d) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, extraordinary item, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(e) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real state owned acquired through foreclosure.
(f) For regulatory purposes, the requirements to be considered "well capitalized" 5.0% and 10.0% for core and risk-based capital, respectively.
n/a   Not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The table below sets forth Golden West Financial Corporation's (Golden West or Company) net earnings for the three years ended December 31, 1998, 1997 and 1996.

                                    TABLE 35

               Golden West Net Earnings, Basic Earnings Per Share
                         and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)


                                                                             Year Ended December 31
                                                                   -------------------------------------------
                                                                      1998            1997           1996
                                                                   ------------   -------------   ------------
 Earnings before cumulative effect of change in
   accounting for goodwill and extraordinary item (a)(b)              $447,091        $354,138       $369,913
 Cumulative effect of change in accounting
   for goodwill (c)                                                        -0-             -0-       (205,242)
 Extraordinary item (d)                                                (12,511)            -0-            -0-
                                                                   ------------   -------------   ------------
 Net Earnings                                                         $434,580        $354,138       $164,671
                                                                   ============   =============   ============

 Basic earnings per share before cumulative
   effect of change in accounting for goodwill
   and extraordinary item (a)(b)                                      $   7.81        $   6.22       $   6.38
 Cumulative effect of change in accounting for goodwill(c)
                                                                          0.00            0.00          (3.54)
 Extraordinary item (d)                                                   (.22)           0.00           0.00
                                                                   ------------   -------------   ------------
 Basic earnings per share                                             $   7.59        $   6.22       $   2.84
                                                                   ============   =============   ============

 Diluted earnings per share before cumulative
   effect of change in accounting for goodwill
   and extraordinary item (a)(b)                                      $   7.74        $   6.13       $   6.29

 Cumulative effect of change in accounting for goodwill(c)                0.00            0.00          (3.49)
 Extraordinary item (d)                                                   (.22)           0.00           0.00
                                                                   ------------   -------------   ------------
 Diluted earnings per share                                           $   7.52        $   6.13       $   2.80
                                                                   ============   =============   ============

(a) 1998 includes a nonrecurring gain of $13 million or $.13 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par.
(b) 1996 includes the one-time assessment of $133 million to recapitalize the Savings Association Insurance Fund (SAIF) and a tax benefit of $139 million arising from an earlier acquisition. See "Deposit Insurance" and "Taxes on Income" sections on page 72.
(c) During 1996, the Company adopted Statement of Financial Accounting Standards No. 72 (SFAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which resulted in the write-off of $205 million of goodwill. See "Change in Accounting for Goodwill" section on page 62.
(b) Penalties resulting from the prepayment of Federal Home Loan Bank of San Francisco advances during 1998. See "Extraordinary Item" section on page 73.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Golden  West's  principal  subsidiaries  are World  Savings  Bank,  FSB
(WFSB),  World Savings and Loan  Association  (WSL) and World Savings Bank,  SSB
(WSSB). WFSB, WSL, and WSSB are referred to collectively as the "Insured Institutions." WFSB and WSL are headquartered in Oakland, California. WSSB is headquartered in Austin, Texas. At December 31, 1998, WFSB, WSL, and WSSB had $32 billion, $7 billion, and $4 billion, respectively, in assets. At December 31, 1998, Golden West had a savings network of 118 branches in California, 44 in Colorado, 32 in Florida, 19 in Texas, 13 in Arizona, 11 in New Jersey, ten in Kansas and one in Illinois. By virtue of being federally-chartered, WFSB and WSL can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company had lending operations in Connecticut, Delaware, Idaho, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, South Dakota, Utah, Virginia, Washington, and Wisconsin.

         The savings accounts offered by WFSB and WSSB are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). WSL's accounts are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. WFSB and WSL share savings branches in which all products of each institution are made available. In addition, customers of each of the Company's Insured Institutions can transact business on their accounts at any of the Company's branch offices. Interest rates set on deposit accounts offered by the Company's Insured Subsidiaries are based on market conditions, cost, and funding needs.

         The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION

         The accompanying table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1998, 1997, 1996, and 1995. As the table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities.

                                    TABLE 36

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet

                                                                              December 31
                                                          ----------------------------------------------------
                                                             1998         1997          1996          1995
                                                          -----------   ----------    ----------   -----------
                Assets:
                   Cash and investments                          2.7%         2.6%          5.5%          6.6%
                   Mortgage-backed securities (a)               26.1         10.0          11.4           9.7
                   Loans receivable                             66.9         84.0          79.8          80.2
                   Other assets                                  4.3          3.4           3.3           3.5
                                                          -----------   ----------    ----------   -----------
                                                               100.0%       100.0%        100.0%        100.0%
                                                          ===========   ==========    ==========   ===========

                Liabilities and Stockholders' Equity:
                   Deposits                                     68.1%        60.9%         58.6%         59.4%
                   FHLB advances                                16.0         21.5          23.3          18.4
                   Securities sold under
                        agreements to repurchase                 3.3          5.9           5.1           5.2
                   Medium-term notes                             0.0           .3           1.6           4.5
                   Other liabilities                             2.1          1.8           1.7           2.2
                   Subordinated debt                             2.4          2.8           3.5           3.8
                   Stockholders' equity                          8.1          6.8           6.2           6.5
                                                          -----------   ----------    ----------   -----------
                                                               100.0%       100.0%        100.0%        100.0%
                                                          ===========   ==========    ==========   ===========

               (a) The increase in 1998 resulted from the securitization of loans into mortgage-backed securities. See "Mortgage-Backed Securities" section on page 58.

         ASSET/LIABILITY MANAGEMENT

         The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage interest rate risk and credit risk (see "Asset Quality" section on page 60). The Company mitigates its credit risk through strict underwriting standards and loan reviews. The Company manages interest rate risk by managing the repricing of interest-rate sensitive assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The Company enters into interest rate swaps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities.

         One measure of exposure to interest rate risk is the gap, the difference between the repricing of assets and liabilities. The Company is subject to interest rate risk to the extent its assets and liabilities reprice at different times. The disparity between the repricing (maturity, prepayment, or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The following is the Company's gap table at December 31, 1998:

                                    TABLE 37

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                             As of December 31, 1998
                              (Dollars in Millions)

                                                               Projected Repricing(a)
                                      -----------------------------------------------------------------------
                                         0 - 3         4 - 12          1 - 5         Over 5
                                        Months         Months          Years          Years         Total
                                      ------------   ------------   ------------   ------------   -----------
Interest-Earning Assets:
  Investments                           $     333      $       1     $      122     $      343    $      799
  Mortgage-backed securities                9,434            101            313            184        10,032
  Loans receivable:
    Rate-sensitive                         21,360          1,872            161            -0-        23,393
    Fixed-rate                                145            376          1,072            593         2,186
  Other(b)                                    978            -0-            -0-            -0-           978
  Impact of swaps                             412            273           (581)         (104)           -0-
                                      ------------   ------------   ------------   ------------   -----------
Total                                   $  32,662      $   2,623      $   1,087     $    1,016    $   37,388
                                      ============   ============   ============   ============   ===========
Interest-Bearing Liabilities(c):
  Deposits                              $  12,487      $  11,156      $   2,568     $        8    $    26,219
   FHLB advances                            5,700             50            122            292          6,164
   Other borrowings                         1,246              7            911            -0-          2,164
   Impact of swaps                            291           (150)          (141)           -0-            -0-
                                      ------------   ------------   ------------   ------------   ============
 Total                                  $  19,724      $  11,063      $   3,460     $      300    $    34,547
                                      ============   ============   ============   ============   ============
 Repricing gap                          $  12,938      $  (8,440)     $  (2,373)    $      716
                                      ============   ============   ============   ============
 Cumulative gap                         $  12,938      $   4,498      $   2,125     $    2,841
                                      ============   ============   ============   ============
 Cumulative gap as a percentage of
     total assets                           33.6%          11.7%           5.5%
                                      ============   ============   ============

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal.
(b)    Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as passbook and money market deposit accounts, are assigned zero months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The gap table shows that, as of December 31, 1998, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

         In addition to the COFI lags, other elements of ARM loans also have an impact on earnings. These elements are introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Partially offsetting the impact of the COFI lags are similar lags on a portion of the Company's liabilities. On balance, the COFI lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

         The  table  below  reflects  the  Company's  expected  cash  flows  and applicable yields on the balances of its interest sensitive assets and liabilities as of December 31, 1998, and takes into consideration expected prepayments of the Company's long-term assets (primarily mortgage-backed securities and loans receivable) and the estimated current fair value.

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes based on simulations using an asset/liability model which takes into account the lags described above. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at December 31, 1998, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)



                                    TABLE 38

                 Summary of Market Risk on Financial Instruments
                             As of December 31, 1998
                              (Dollars in Millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Expected Maturity Date as of December 31, 1998
                                        -------------------------------------------------------------------------------------------
                                                                                                   2004 &      Total       Fair
                                          1999        2000       2001       2002        2003     thereafter   Balance     Value
                                        ----------  ---------  ---------- ----------  ---------  ----------- ----------  ---------
Interest-Sensitive Assets:
Investments                              $   797     $   -0-    $     1     $   -0-    $   -0-     $      1   $    799   $    800
    Weighted average interest rate          5.52%      0.00%       6.56%      0.00%      0.00%        9.87%      5.53%
MBS
  Fixed Rate                             $    200    $   132    $     90    $    62    $    43     $    111   $    638        654
     Weighted average interest rate         8.21%      8.10%       7.98%      7.87%      7.75%        7.39%      7.95%
  Variable Rate                          $  2,597    $ 1,740    $  1,109    $   810    $   612     $  2,526   $  9,394      9,492
    Weighted average interest rate          7.17%      7.17%       7.17%      7.16%      7.14%        7.14%      7.16%
Loans Receivable
  Fixed Rate                             $    647    $   363    $    259    $   191    $   145     $    784   $  2,389      2,452
     Weighted average interest rate         8.44%      8.61%       8.50%      8.39%      8.29%        7.92%      8.29%
  Variable Rate                          $  5,842    $ 4,194    $  2,981    $ 2,219    $ 1,533     $  6,563   $ 23,332     23,252
     Weighted average interest rate (a)     7.38%      7.39%       7.41%      7.41%      7.38%        7.38%      7.23%
                                        ----------  ---------  ---------- ----------  ---------  ----------- ----------  ---------
    Total                                $ 10,083    $ 6,429    $  4,440    $ 3,282    $ 2,333     $  9,985   $ 36,552   $ 36,650
                                        ==========  =========  ========== ==========  =========  =========== ==========  =========
Interest-Sensitive Liabilities:
Deposits (b)                             $ 24,448    $ 1,271    $    263    $   137    $    97     $      3   $ 26,219   $ 26,290
     Weighted average interest rate         4.63%      5.23%       5.46%      5.65%      5.76%        5.21%      4.68%
FHLB Advances
  Fixed Rate                             $     29    $    41    $     23    $    38    $   109     $    173   $    413        443
     Weighted average interest rate         6.76%      6.97%       6.76%      7.04%      6.43%        6.72%      6.70%
  Variable Rate                          $    -0-    $ 1,550    $  1,000    $   200    $ 2,000     $  1,000   $  5,750      5,745
     Weighted average interest rate         0.00%      5.71%       5.72%      5.32%      5.54%        5.55%      5.61%
Reverse Repurchase Agreements
  Fixed Rate                             $     35    $   -0-    $    -0-    $   -0-    $   -0-     $    -0-   $     35         35
     Weighted average interest rate         2.58%      0.00%       0.00%      0.00%      0.00%        0.00%      2.58%
  Variable Rate                          $    550    $   600    $    67     $   -0-    $   -0-     $    -0-   $  1,217      1,219
     Weighted average interest rate         5.25%      5.72%       5.48%      0.00%      0.00%        0.00%      5.49%
Subordinated Notes                       $    100    $   215    $    -0-    $   398    $   199     $    -0-   $    912        955
     Weighted average interest rate        10.04%      8.89%       0.00%      7.72%      6.12%        0.00%      7.90%
                                        ----------  ---------  ---------- ----------  ---------  ----------- ----------  ---------
    Total                                $ 25,162    $ 3,677    $  1,353    $   773    $ 2,405     $  1,176   $ 34,546   $ 34,687
                                        ==========  =========  ========== ==========  =========  =========== ==========  =========
Off-Balance Sheet Items:
Interest Rate Swaps
  Receive Fixed Swaps                    $    329    $    46    $     35    $    12    $    91     $    -0-   $   513    $      9
    Weighted average receive rate           6.71%      6.73%       6.61%      6.52%      6.39%        0.00%      6.64%
    Weighted average pay rate               5.39%      5.37%       5.32%      5.31%      5.28%        0.00%      5.36%
  Pay Fixed Swaps                        $    172    $    10    $     96    $   305    $   212     $    104   $    899        (46)
    Weighted average receive rate           5.64%      5.61%       5.47%      5.43%      5.47%        5.40%      5.48%
    Weighted average pay rate               8.26%      6.08%       8.13%      7.54%      6.26%        6.65%      7.32%
                                        ----------  ---------  ---------- ----------  ---------  ----------- ----------  ---------
    Total                                $    501    $    56    $    131    $   317    $   303     $    104   $  1,412   $    (37)
                                        ==========  =========  ========== ==========  =========  =========== ==========  =========


(a) The total weighted average interest rate for variable loans receivable reflects loans with teaser (start) rates in effect at December 31, 1998. Those loans are assumed to mature outside the teaser period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 1998 as indicated in the total balance column.
(b) Deposits with no maturity are included in the 1999 column.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         CASH AND INVESTMENTS

         Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, United States government obligations, collateralized mortgage obligations and corporate bonds. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

         The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed from a monthly to a quarterly calculation and is equal to either 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997 and for all months during 1996, the minimum liquidity requirement was equal to 5% of the monthly average of deposits and short-term borrowings. At December 31, 1998, 1997, and 1996, the Company's insured subsidiaries had liquidity in excess of the regulatory requirements.

         At December 31, 1998, and 1997, the Company had securities available for sale in the amount of $377 million and $609 million, respectively, including net unrealized gains on securities available for sale of $358 million and $245 million, respectively. At December 31, 1998 and 1997, the Company had no securities for trading in its investment securities portfolio.

         Included in the Company's investment portfolio at December 31, 1998, and 1997, were collateralized mortgage obligations (CMOs) in the amount of $196 million and $71 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMO's. At December 31, 1998, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         MORTGAGE-BACKED SECURITIES

         At December 31, 1998, the Company had mortgage-backed securities held to maturity in the amount of $9.9 billion, including $3.9 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities (MBS) with the underlying loans subject to full credit recourse to the Company and including $5.5 billion of securities issued by a Real Estate Mortgage Investment Conduit (REMIC). At December 31, 1997, the Company had mortgage-backed securities held to maturity in the amount of $3.8 billion, including $3.0 billion of Federal National Mortgage Association mortgage-backed securities with the underlying loans subject to full credit recourse to the Company.

         At December 31, 1998, and 1997, the Company had mortgage-backed securities available for sale in the amount of $114 million and $157 million, respectively, including net unrealized gains on mortgage-backed securities available for sale of $5 million and $8 million at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company had no trading MBS.

         During 1998, the Company securitized $6.4 billion of mortgage loans into Real Estate Mortgage Investment Conduits (MBS-REMIC). Securities issued by the REMICs are being used as collateral for borrowings. The securities issued by the REMIC are classified as MBS held to maturity.

         During 1998, the Company securitized $1.8 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. During 1997, 1996 and 1995, the Company securitized $1.0 billion, $1.3 billion and $2.3 billion, respectively, of ARMs into FNMA COFI-indexed MBS. In addition, during 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are available to be used as collateral for borrowings and the underlying loans are subject to full credit recourse to the Company.

         At December 31, 1998, $9.4 billion of the Company's total MBS portfolio were backed by ARMs. The percentage of MBS backed by ARMs was 94% at yearend 1998 compared to 78% at yearend 1997 and 77% at yearend 1996. The large amount of adjustable rate MBS is mainly due to the large amount of ARM loans securitized in the last four years. At December 31, 1998, fixed-rate mortgage-backed securities comprise the other 6% of the total MBS portfolio.

         Repayments of MBS during the years 1998, 1997, and 1996 amounted to $2.1 billion, $518 million, and $413 million, respectively. MBS repayments were higher in 1998 due to the increase in total MBS outstanding and an increase in prepayments on the underlying mortgages. MBS repayments were higher in 1997 due to an increase in prepayments on the underlying mortgages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         LOAN PORTFOLIO

         New loan originations in 1998, 1997, and 1996 amounted to $8.2 billion, $7.5 billion, and $7.0 billion, respectively. The increase in 1998 occurred because more consumers sought to refinance their existing home loans as well as a result of a record housing market. The increase in loan volume in 1997 occurred because of a strong housing market and solid demand for ARMs, the Company's principal product. Refinanced loans constituted 44% of new loan originations in 1998 compared to 33% in 1997 and 34% in 1996.

         Loans originated for sale were $1.2 billion, $217 million, and $477 million for the years ended December 31, 1998, 1997, and 1996. In addition, during 1998, $229 million of loans were converted from adjustable rate to fixed-rate held for sale. The Company continues to sell most of its fixed-rate loans. The Company sold $1.4 billion, $209 million, and $485 million of loans during 1998, 1997, and 1996, respectively. At December 31, 1998, the balance outstanding of loans sold with recourse was $1.4 billion and had a valuation liability of $2.3 million.

         Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS) composed of ARMs was 92% at yearend 1998 compared to 91% at yearend 1997 and 90% at yearend 1996. Golden West's ARM originations constituted approximately 82% of new mortgage loans made by the Company in 1998, compared with 95% in 1997 and 90% in 1996.

         Approximately $4.6 billion of the Company's ARMs (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 1998, $495 million ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.72% at December 31, 1998, compared to 7.76% at December 31, 1997. Without the floor, the average yield on these loans would have been 7.15% at December 31, 1998, and 7.21% at December 31, 1997.

         The Company has lending operations in 26 states. The largest source of mortgage origination is loans secured by residential properties in California. In 1998, 62% of total loan originations were on residential properties in California, compared to 54% and 50% in 1997 and 1996, respectively. The five largest states, other than California, for originations for the year ended December 31, 1998, were Florida, Texas, Colorado, Illinois, and Washington with a combined total of 21% of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse) that is comprised of residential loans in California was 66% at December 31, 1998 and December 31, 1997, and 69% at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         Loan repayments consisting of monthly loan amortization and loan payoffs during the years 1998, 1997, and 1996 amounted to $6.2 billion, $3.8 billion, and $3.1 billion, respectively. The increase in repayments in 1998 was due to an increase in refinance and home sale activity. The increase in repayments in 1997 was due to an increase in the loan portfolio as well as increased prepayment rates.

         The balance of the loan portfolio declined for the year ended December 31, 1998, due to a high level of prepayments, an increase in loans sold, and the securitization of loans into MBS. The decrease in the balance of the loan portfolio for the year ended December 31, 1998, was $7.5 billion or 23%. Had there not been $8.2 billion of loans securitized into MBS with recourse and MBS-REMIC, the balance of the loan portfolio would have decreased modestly for the year ended December 31, 1998. The total growth in the portfolio for the year ended December 31, 1997, was $3.1 billion or 10%.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. For the years ended December 31, 1998 and 1997, Golden West recognized gains of $23 million and $5 million, respectively, on the sale of loans due to the capitalization of servicing rights. After amortization, the balance at December 31, 1998 and 1997 of the capitalized servicing rights was $29 million and $11 million, respectively. The book value of Golden West's servicing rights did not exceed the fair value at December 31, 1998 or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

         ASSET QUALITY

         One measure of the soundness of the Company's portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMIC, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on loans 90 days or more past due. NPAs amounted to $305 million, $379 million, and $456 million at yearends 1998, 1997, and 1996, respectively.

         The decrease in NPAs during 1998 and 1997 reflected the strong California economy and housing market. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The Company's troubled debt restructured (TDRs) were $23 million, or .06% of assets, at December 31, 1998, compared to $44 million, or .11% of assets, at December 31, 1997, and $84 million, or .22% of assets, at December 31, 1996.

         The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

         The Company's ratio of NPAs and TDRs to total assets decreased to .85% at December 31, 1998 compared to 1.07% and 1.43% at yearends 1997 and 1996, respectively.

         The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $71 million at yearends 1998 and 1997 and $56 million at yearend 1996.

         ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses was $244 million at December 31, 1998, compared to $233 million and $196 million at yearends 1997 and 1996, respectively. The provision for loan losses was $11 million, $58 million, and $84 million in 1998, 1997, and 1996, respectively. The provision for loan losses as a percentage of the loan portfolio (including MBS with recourse and MBS-REMIC) was .03% for the year ended December 31, 1998 as compared to .16% and
 .25% for the years ended December 31, 1997 and 1996. The allowance for loan losses as a percentage of the loan portfolio (including MBS with recourse and MBS-REMIC) was .70% for the year ended December 31, 1998 as compared to .64% and
 .59% for the years ended December 31, 1997 and 1996. Net chargeoffs for the years ended December 31, 1998, 1997, and 1996 were $74 thousand, $20 million and $31 million, respectively. The ratio of net chargeoffs to average loans outstanding (including MBS with recourse and MBS-REMIC) was .00% for the year ended December 31, 1998, as compared to .06% and .10% for the years ended 1997 and 1996, respectively. The improvements in these ratios reflect the strong California economy and housing market as previously discussed in "Asset Quality."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         The Company provides specific valuation allowances for losses on loans when impaired and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property.
Additions to and reductions from the allowances are reflected in current earnings.

         REAL ESTATE HELD FOR SALE

         At December 31, 1998, the Company had real estate held for sale in the amount of $43 million, compared to $62 million a year earlier. The largest balance of real estate held for sale continues to be in one- to four-family properties in California.

         CHANGE IN ACCOUNTING FOR GOODWILL

         During 1996, the Company adopted SFAS 72, effective January 1, 1996, for goodwill related to the Company's acquisitions made prior to September 30, 1982. The adoption of SFAS 72 for goodwill related to acquisitions of banking or thrift institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that to the extent the fair value of liabilities assumed exceeds the fair value of assets resulting from the acquisition of banking or thrift institutions initiated after September 30, 1982, the resulting goodwill recognized shall be amortized over a period no longer that the estimated remaining life of the acquired long-term interest-earning assets. As a result, the Company wrote-off goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. The Company has been accounting for acquisitions initiated subsequent to September 30, 1982 in accordance with SFAS 72. The remaining goodwill from acquisitions subsequent to 1982 amounting to less than .2% of total assets is not material and has been reclassified to other assets. Amortization of goodwill is recorded on the Company's Consolidated Statement of Net Earnings under the section titled "Non-Interest Income - Other."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         DEPOSITS

         Retail deposits increased by $2.6 billion in 1998 compared to increases of $1.5 billion and $1.3 billion in 1997 and 1996, respectively. Retail deposits increased during 1998, 1997, and 1996 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts in 1997 and 1998.

         Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at December 31, 1998. The Company's deposit balance at December 31, 1997 included $525 million of these wholesale CDs.

         ADVANCES FROM THE FEDERAL HOME LOAN BANK

         The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMIC, other MBS, and capital stock of the Federal Home Loan Banks. FHLB advances amounted to $6.2 billion at December 31, 1998, compared to $8.5 billion and $8.8 billion at December 31, 1997, and 1996, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 73.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks, and the Federal Home Loan Bank of San Francisco amounted to $1.3 billion, $2.3 billion, and $1.9 billion at yearend's 1998, 1997, and 1996, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of assets in accordance with SFAS 125 and SFAS 127. The Company adopted SFAS 127 on January 1, 1998 and the adoption of SFAS 127 had no effect on the Company's financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         OTHER BORROWINGS

         As of December 31, 1998, Golden West, at the holding company level, had a total of $812 million of subordinated debt issued and outstanding. At yearend 1998, the Company's subordinated debt was rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At December 31, 1998, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         As of December 31, 1998, WSL had a total of $100 million of subordinated notes issued and outstanding which were rated A2 and A by Moody's and S&P, respectively. These subordinated notes have a scheduled maturity of July 1, 2000; however, WSL intends to exercise its right to call the notes on April 1, 1999. The subordinated notes are included in WSL's risk-based regulatory capital as Supplementary Capital.

         WSL had no medium-term notes outstanding at December 31, 1998, compared to $110 million at December 31, 1997, and $590 million at December 31, 1996.

         During 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1998, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during 1998 as a result of earnings and increased market values of securities available for sale. These increases were partially offset by the $80 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased during 1997 as a result of earnings and increased market values of securities available for sale. These increases in 1997 were partially offset by the $48 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased during 1996 as a result of earnings and increased market values of securities available for sale. These increases in 1996 were partially offset by the $106 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to a total of 12.2 million shares of Golden West's common stock. As of December 31, 1998, 9.5 million shares had been repurchased and retired at a cost of $461 million since October 28, 1993, of which 1.0 million shares were purchased and retired at a cost of $80 million during 1998. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1998, WFSB had tangible capital of $2.2 billion, or 6.77% of adjusted total assets, $1.7 billion in excess of the regulatory requirement. At December 31, 1998, WSL had tangible capital of $474 million, or 7.25% of adjusted total assets, $376 million in excess of the regulatory requirement.

         The second requirement is to have core capital of 4% of adjusted total assets. At December 31, 1998, WFSB had core capital of $2.2 billion, or 6.77% of adjusted total assets, $886 million in excess of the regulatory requirement. At December 31, 1998, WSL had core capital of $474 million, or 7.25% of adjusted total assets, $212 million in excess of the regulatory requirement.

         The third capital requirement is to have risk-based capital equal to 8% of risk-weighted assets. At December 31, 1998, WFSB had risk-based capital in the amount of $2.3 billion or 12.93% of risk-weighted assets, exceeding the current requirement by $881 million. At December 31, 1998, WSL had risk-based capital in the amount of $618 million or 16.24% of risk-weighted assets, exceeding the current requirement by $313 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

         Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. WFSB and WSL qualify as well-capitalized institutions under the rules applicable to them.

         The OTS limits capital distributions by savings associations. For purposes of capital distributions, the OTS has classified WFSB and WSL as Tier 1 associations; thus, WFSB and WSL may pay dividends during a calendar year of up to 100% of net earnings to date during the calendar year plus up to one-half of capital in excess of the risk-based capital requirement at the end of the prior year subject to thirty days' advance notice to the OTS. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. During 1998, WSL obtained such approval and paid a total of $730 million in dividends to Golden West during 1998.

         WSSB is a state chartered savings bank regulated by the FDIC. Under these regulations, a savings bank is required to meet three capital requirements. The first capital requirement is to have tier 1 leverage capital of 3% of adjusted average regulatory assets. The second requirement is to have tier 1 risk-based capital of 4% of risk-weighted assets. The third requirement is to have total risk-based capital of 8% of risk-weighted assets. At December 31, 1998, WSSB had tier 1 leverage capital of $186 million or 5.26% of adjusted average regulatory assets, tier 1 risk-based capital of $186 million or 25.12% of risk-weighted assets, and total risk-based capital of $187 million or 25.15% of risk-weighted assets.

NEW ACCOUNTING PRONOUNCEMENTS

         In  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company operates as a single segment and, therefore, SFAS 131 had no effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet completed a full assessment of the impact of this statement on its financial statements and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

         Net earnings before the extraordinary item increased in 1998 as compared to 1997 primarily due to an increase in net interest income, a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets, and an increase in non-interest income. These increases to net earnings were partially offset by an increase in general and administrative expenses. In addition, net earnings for 1998 included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer. Net earnings increased in 1997 as compared to 1996 without the three nonrecurring items: the federally mandated recapitalization of the SAIF, the recognition of a tax benefit arising from an earlier acquisition, and the adoption of SFAS 72 for goodwill related to the Company's acquisitions prior to September 30, 1982. The increase was primarily due to an increase in net interest income as a result of increases in interest earning assets; a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets; and a decrease in deposit insurance premiums partially offset by increases in other operating expenses.

         EARNINGS PER SHARE

         Golden West calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted-average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The Company's Basic EPS before the extraordinary item was $7.81 for the year ended December 31, 1998, compared to $6.22 and $5.31 (before the three nonrecurring items) for the years ended December 31, 1997 and 1996, respectively. The Company reported Diluted EPS before the extraordinary item of $7.74 for the year ended December 31, 1998 as compared to $6.13 and $5.24 (before the three nonrecurring items) for the years ended December 31, 1997 and 1996, respectively.

         PROFIT MARGINS/SPREADS

         An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         The following table shows the components of the Company's primary spread at the end of the years 1996 through 1998.

                                    TABLE 39

           Yield on Earning Assets, Cost of Funds, And Primary Spread

                                                                   December 31
                                                         --------------------------------
                                                           1998        1997        1996
                                                         --------   ---------   ---------
                  Yield on loan portfolio                   7.32%       7.50%       7.39%
                  Yield on investments                      5.53        6.48        6.88
                                                         --------   ---------   ---------
                  Yield on earning assets                   7.30        7.48        7.37
                                                         --------   ---------   ---------
                  Cost of deposits                          4.67        5.04        4.98
                  Cost of borrowings                        5.87        5.99        5.80
                                                         --------   ---------   ---------
                  Cost of funds                             4.96        5.36        5.28
                                                         --------   ---------   ---------
                  Primary spread                            2.34%       2.12%       2.09%
                                                         ========   =========   =========

         YIELD ON EARNING ASSETS

         Golden West originates ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the
COFI). Nevertheless, the yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features (see Asset/Liability Management section for further discussion.)

         COST OF FUNDS

         Approximately 89% of Golden West's liabilities are subject to repricing in less than one year. Lower rates on deposit accounts as well as lower rates on borrowings led to a decrease in the Company's cost of funds during 1998. Higher rates on deposit accounts as well as higher rates on borrowings led to an increase in the Company's cost of funds during 1997.

         INTEREST RATE SWAPS AND CAPS

         The Company enters into interest rate swaps and caps as a part of its interest rate risk management strategy. The Company had no caps outstanding during 1998 or 1997. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

        Interest rate swap and cap activity decreased net interest income by $9 million, $5 million, and $10 million for the years ended December 31, 1998, 1997, and 1996, respectively.

         The table below summarizes the unrealized gains and losses for interest rate swaps at December 31, 1998 and 1997.

                                    TABLE 40

               Unrealized Gains and Losses on Interest Rate Swaps
                                   (Thousands)

                                     December 31, 1998
                        ---------------------------------------------
                                                            Net
                         Unrealized     Unrealized      Unrealized
                           Gains          Losses          (Loss)
                        -------------   ------------    ------------
Interest rate swaps        $   8,924      $  45,923      $  (36,999)
                        =============   ============    ============

                                     December 31, 1997
                        ---------------------------------------------
                                                            Net
                         Unrealized     Unrealized      Unrealized
                           Gains          Losses          (Loss)
                        -------------   ------------    ------------
Interest rate swaps        $  11,043      $  36,897      $  (25,854)
                        =============   ============    ============

                                    TABLE 41

                           Interest Rate Swap Activity
                         (Notional Amounts in Millions)

                                                         Receive        Pay      Forward
                                                          Fixed        Fixed     Starting
                                                          Swaps        Swaps       Swaps
                                                       -----------  ----------  -----------
                     Balance at January 1, 1997          $  2,581    $  1,340      $    10
                         Additions                            100         -0-          -0-
                         Maturities                        (1,002)       (232)         -0-
                         Forward starting,
                           becoming effective                 -0-         -0-          (10)
                                                       -----------  ----------  -----------
                     Balance at December 31, 1997
                                                            1,679       1,108          -0-
                         Additions                            -0-         -0-          -0-
                         Maturities                        (1,167)       (209)         -0-
                                                       -----------  ----------  -----------
                     Balance at December 31, 1998         $   512     $   899      $   -0-
                                                       ===========  ==========  ===========

         INTEREST ON LOANS

         In 1998, interest on loans decreased due to a decrease in the average portfolio balance which was partially offset by an increase in the average portfolio yield. The decrease in the average loan portfolio balance was primarily due to the securitization of adjustable-rate loans into MBS as discussed in "Mortgage-Backed Securities" on page 58. In 1997, interest on loans increased due to an increase in the average portfolio balance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         INTEREST ON MBS

         In 1998, interest on MBS increased due to an increase in the average portfolio balance, as previously discussed, and an increase in the average portfolio yield. In 1997, interest on MBS increased due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was higher in 1998 than in 1997 due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield. Interest and dividends on investments was higher in 1997 than in 1996 due to an increase in the average portfolio balance and an increase in the average portfolio yield.

         INTEREST ON DEPOSITS

         The major portion of the Company's deposit base consists of savings accounts with remaining maturities of one year or less and market rate transaction accounts. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings and the market rate transaction account balances outstanding. The increase in interest expense in 1998 was due to the increase in the average balance of deposits partially offset by a decrease in the average cost of deposits. The increase in interest expense on deposits in 1997 was due to an increase in the average cost of deposits and an increase in the average balance of deposits.

         INTEREST ON ADVANCES

         Interest paid on FHLB advances was higher in 1998 as compared to 1997 due to an increase in the average cost of these borrowings partially offset by a decrease in the average outstanding balance. Interest paid on FHLB advances was higher in 1997 as compared to 1996 due to an increase in the average balance of these borrowings and an increase in the average cost of these borrowings.

         INTEREST ON OTHER BORROWINGS

         Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $271 million, $295 million, and $280 million for the years ended 1998, 1997, and 1996, respectively. The decrease in the expense in 1998 compared with 1997 was due to a decrease in the average balance of these liabilities and a decrease in the average cost. The increase in the expense in 1997 over 1996 was due to an increase in the average balance of these liabilities partially offset by a decrease in the average cost.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $11 million, $58 million, and $84 million for the years ended 1998, 1997, and 1996, respectively. The lower provision in 1998 and 1997 reflected the decrease in net chargeoffs, the decrease in nonperforming assets, and the strong California economy and housing market.

         NON-INTEREST INCOME

         Non-interest income was $138 million, $81 million, and $75 million for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in non-interest income in 1998 as compared to 1997 was mainly due to greater revenues from mortgage prepayment fees and loan servicing fees, and gains on the sale of more fixed-rate loans in the secondary market. In addition, 1998 non-interest income included a gain of $13 million from the redemption of preferred stock which was called by the issuer. The increase in non-interest income in 1997 as compared to 1996 was mainly due to an increase in loan fee income.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased during the three years under discussion. The 1998 increase was due to the increase in mortgage activity, the ongoing expansion of the Company's branch system, and the implementation of a variety of technology initiatives including addressing the "Year 2000" computer issue. The 1997 increase was due to the ongoing expansion of the savings and loan business, as well as the implementation of several major technology initiatives. The 1996 increase was due to the one-time SAIF assessment of $133 million. Without the one-time SAIF assessment, 1996 general and administrative expenses increased slightly from 1995 due to modest inflation during 1996.

         General and administrative expenses as a percentage of average assets was .90% for the year ended December 31, 1998 compared with .84% and .89% (without the one-time 1996 SAIF assessment) for the years ended December 31, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

DEPOSIT INSURANCE

         During 1996, federal legislation was enacted to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.648 per $1,000. Also, beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB and WSSB, were increased from $0.00 per $1,000 in savings balances to $.1296 per $1,000.

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

         Taxes as a percentage of earnings before the extraordinary item decreased slightly in 1998 over 1997. Taxes as a percentage of earnings before the cumulative effect of the change in accounting for goodwill, the one-time SAIF assessment and excluding the aforementioned $139 million in tax benefits, increased slightly in 1997 over 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         EXTRAORDINARY ITEM

         During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments.

         LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; negotiable certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities, and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from its affiliates, borrowings from public offerings of debt, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         WSSB's  principal  sources  of funds  are  cash  flows  generated  from
earnings;   deposits;   loan   repayments;   borrowings   from  the  FHLB;  debt
collateralized by mortgages or securities, and borrowings from its affiliates.

         The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries ($489 million in 1998 and $284 million in 1997), dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         YEAR 2000

         The Company is aware of the system challenges that the Year 2000 has created and currently has a plan in place (Year 2000 Project) to insure that all of the Company's mission critical systems will be Year 2000 compliant by mid-1999. The plan has been developed in accordance with guidance set forth by federal banking regulators in a series of jointly-issued policy statements. Federal banking regulators regularly monitor the Company's progress in meeting the requirements of such policy statements. The Company has completed an inventory and assessment of its systems. The Company is currently in the process of testing and modifying or replacing systems that may be affected by these Year 2000 compliance issues. Included in this process are both information technology systems and other systems (e.g. elevators, doorlocks) that could be affected by Year 2000 issues. The Company has placed priority on information technology systems affecting its core business of deposit-taking and lending. Testing of these systems for the ability to function during the Year 2000 was substantially completed by December 31, 1998. During the first quarter of 1999, the Company commenced integrated testing to ascertain that all systems function together. All systems affecting the Company's core business are scheduled to be Year 2000 compliant by mid-1999.

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

         The Company currently estimates that it will cost approximately $20 million to make all of its computer systems Year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during 1998 was $8 million. Included in the $20 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company has dedicated a number of its existing resources solely to the Year 2000 Project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

         The Company believes that its Year 2000 Project will result in the Company's systems functioning normally, without adverse consequences. While the systems of others, with whom and through which the Company conducts business, are not within the Company's control, the Year 2000 Project is intended to provide the Company with sufficient advance warning that such systems will not perform. In the unlikely event of a problem with the Company's systems or the systems of others which relate to the Company's core business, the Company has developed contingency plans to address the potential that one or more systems might fail, despite efforts to the contrary. Although the Company has no reason to believe that such contingency plans will not effectively avoid or mitigate any adverse consequences of such system failures, no assurances are given that such plans will be effective.

         COMMON STOCK

         The quarterly price ranges for the Company's common stock during 1998 and 1997 were as follows:

                                      TABLE 42

                              Common Stock Price Range

                                        1998                             1997
                             ----------------------------    -----------------------------
      First Quarter                   $81 - $99 9/16              $61 3/4 - $74 1/4
      Second Quarter             $95 1/16 - $114 1/4              $59 7/8 - $73 1/4
      Third Quarter             $75 13/16 - $110 1/8            $70 13/16 - $90 15/16
      Fourth Quarter              $72 3/8 - $97 5/8              $84 1/16 - $97 13/16


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages 53 through 56 in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index included on page 78 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

         Name and Age                        Position
         ----------------------              -----------------------
         Herbert M. Sandler, 67              Chairman of the Board
                                             and Chief Executive Officer

         Marion O. Sandler, 68               Chairman of the Board
                                             and Chief Executive Officer

         James T. Judd, 60                   Senior Executive Vice
                                             President

         Russell W. Kettell, 55              President and Treasurer(a)

         J. L. Helvey, 67                    Executive Vice President(b)


         Dirk S. Adams, 47                   Executive Vice President(c)

         Robert C. Rowe, 43                  Senior Vice President and
                                             Secretary(d)

         Carl M. Andersen, 38                Senior Vice President(e)

         William C. Nunan, 47                Senior Vice President(f)

         Maryellen B. Cattani, 55            Director

         Louis J. Galen, 73                  Director

         Antonia Hernandez, 51               Director

         Patricia A. King, 56                Director

         Bernard A. Osher, 71                Director

         Kenneth T. Rosen, 50                Director

         Leslie Tang Schilling, 44           Director

         Each of the above persons holds the same position with WFSB and WSL with the exception of James T. Judd who is President, Chief Operating Officer, and Director of WFSB and WSL and Russell W. Kettell who is a Senior Executive Vice President and Director of WFSB and WSL. Each executive officer has had the principal occupations shown for the prior five years except as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  (Continued)

          (a) Russell W. Kettell was elected Treasurer of the Company in January 1995 and has held the position of President of the Company since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984.

          (b) J. L. Helvey was elected Executive Vice President of the Company in 1996. Prior thereto, Mr. Helvey served as Group Senior Vice President since 1988 and Senior Vice President since 1973.

          (c) Dirk S. Adams was elected Executive Vice President of the Company in 1998. Prior thereto, Mr. Adams served as Group Senior Vice President since 1990.

          (d) Robert C. Rowe was elected Senior Vice President in 1995. Prior thereto, he served as Vice President and Secretary of the Company since February 1991. Prior thereto, Mr. Rowe served as Assistant Vice President and Secretary since 1989 and as General Counsel since 1988. Prior to that, Mr. Rowe was a legal counsel to the Federal Home Loan Bank of San Francisco since 1984.

          (e) Carl M. Andersen was elected Senior Vice President of the Company in 1997 and has held the same position with WFSB, WSL and WSSB since 1996. Prior thereto, he served as Vice President of WFSB and WSL since 1990.

          (f) William C. Nunan was elected Senior Vice President of the Company in 1997 and has held the same position with WFSB, WSL and WSSB since 1995. Prior thereto, he served as Vice President of WFSB and WSL since 1985.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 15, 1999, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 15, 1999, on pages 3 through 5 and 7 through 8 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth on pages 2, 3, 5 and 6 of Registrant's Proxy Statement dated March 15, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Indebtedness of Management" on page 8 of the Registrant's Proxy Statement dated March 15, 1999, which is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Index to Financial Statements

                    See Index included on page 83 and the financial statements, which begin on page F-1.

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

                    3(b) By-Laws, as amended in 1997.

                    4(a) The  Registrant  agrees to furnish  to the  Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

          (a)     (3) Index To Exhibits (continued)

             Exhibit No. Description
             ----------  -----------

                  10(a) 1996 Stock Option Plan, as amended, is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 1996, for the Company's 1996 Annual Meeting of Stockholders.

                  10(b) Annual Incentive Bonus Plan is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 16, 1998, for the Company's 1998 Annual Meeting of Stockholders.

                  10(c) Deferred Compensation Agreement between the Company and James T.Judd is incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

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

                  10(g) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

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

                  21(a)  Subsidiaries of the Registrant.

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


                                      GOLDEN WEST FINANCIAL CORPORATION


                                      By:   /s/ Herbert M. Sandler      3/29/99
                                      ------------------------------------------
                                      Herbert M. Sandler,
                                      Chairman of the Board and
                                      Chief Executive Officer


                                      By:   /s/ Marion O. Sandler       3/29/99
                                      ------------------------------------------
                                      Marion O. Sandler,
                                      Chairman of the Board and
                                      Chief Executive Officer


                                      By:   /s/ J. L. Helvey            3/29/99
                                      ------------------------------------------
                                      J. L. Helvey,
                                      Executive Vice President and
                                      Chief Financial and
                                      Accounting Officer





Dated:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen B. Cattani   3/29/99           /s/ Bernard A. Osher       3/29/99
-----------------------------------          -----------------------------------
Maryellen B. Cattani                         Bernard A. Osher
Director                                     Director

/s/ Louis J. Galen         3/29/99
-----------------------------------          -----------------------------------
Louis J. Galen                               Kenneth T. Rosen
Director                                     Director

/s/ Antonia Hernandez      3/29/99           /s/ Herbert M. Sandler     3/29/99
-----------------------------------          -----------------------------------
Antonia Hernandez                            Herbert M. Sandler
Director                                     Director

/s/ Patricia A. King       3/29/99           /s/ Marion O. Sandler      3/29/99
-----------------------------------          -----------------------------------
Patricia A. King                             Marion O. Sandler
Director                                     Director

                                             /s/ Leslie Tang Schilling  3/29/99
                                             -----------------------------------
                                             Leslie Tang Schilling
                                             Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Independent Auditors' Report                                        F-1

Golden West Financial Corporation and Subsidiaries:
         Consolidated Statement of Financial Condition as of
         December 31, 1998, and 1997                                F-2
         Consolidated Statement of Net Earnings for the years
         ended December 31, 1998, 1997, and 1996                    F-3
         Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 1998, 1997, and 1996              F-4
         Consolidated Statement of Cash Flows for the years
         ended December 31, 1998, 1997, and 1996                    F-5, F-6
         Notes to Consolidated Financial Statements                 F-7


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

         We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill related to acquisitions made prior to September 30, 1982, effective January 1, 1996, to conform with Statement of Financial Accounting Standards No. 72.



Oakland, California
January 20, 1999

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                 (Dollars in thousands except per share figures)


                                     ASSETS
                                     ------

                                                                                December 31
                                                                      --------------------------------
                                                                          1998              1997
                                                                      --------------    --------------
Cash                                                                    $   250,875      $    172,241
Securities available for sale at fair value
  (cost of $18,788 and $363,911) (Note B)                                   377,005           608,544
Other investments at cost (fair value of $422,508 and
 $252,648) (Note C)                                                         422,385           252,648
Mortgage-backed securities available for sale at fair value
  (cost of $109,083 and $148,864) (Notes D and L)                           113,585           157,327
Mortgage-backed securities held to maturity at cost
   (fair value of $10,032,527 and  $3,833,527) (Notes E, K and L)         9,918,380         3,782,419
Loans receivable less allowance for loan losses of
  $244,466 and $233,280 (Notes F and K)                                  25,721,288        33,260,709
Interest earned but uncollected (Note G)                                    209,328           216,923
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note K)                            780,303           590,244
Real estate held for sale or investment (Note H)                             45,696            62,006
Prepaid expenses and other assets                                           357,363           247,003
Premises and equipment, net (Note I)                                        272,521           240,207
                                                                      --------------    --------------
                                                                        $38,468,729       $39,590,271
                                                                      ==============    ==============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                                December 31
                                                                      --------------------------------
                                                                          1998              1997
                                                                      --------------    --------------
Deposits (Note J)                                                       $26,219,095       $24,109,717
Advances from Federal Home Loan Banks (Note K)                            6,163,472         8,516,605
Securities sold under agreements to repurchase (Note L)                   1,252,469         2,334,048
Medium-term notes (Note M)                                                      -0-           109,992
Accounts payable and accrued expenses                                       468,213           446,325
Taxes on income (Note O)                                                    329,409           265,065
                                                                      --------------    --------------
                                                                         34,432,658        35,781,752

Subordinated notes (Note N)                                                 911,753         1,110,488

Stockholders' equity (Notes P and R): Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 56,861,124 and 57,068,504 shares                  5,686             5,707
  Additional paid-in capital                                                122,159            85,532
  Retained earnings                                                       2,781,925         2,457,055
                                                                      --------------    --------------
                                                                          2,909,770         2,548,294
  Accumulated comprehensive income from unrealized gains
     on securities, net of tax $148,171 and $103,359                        214,548           149,737
                                                                      --------------    --------------
          Total Stockholders' Equity                                      3,124,318         2,698,031
                                                                      --------------    --------------
                                                                        $38,468,729       $39,590,271
                                                                      ==============    ==============

               See notes to consolidated financial statements.
                                       F-2



               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF NET EARNINGS
                     --------------------------------------
                 (Dollars in thousands except per share figures)

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1998              1997             1996
                                                        --------------    --------------   --------------
 Interest Income:
   Interest on loans                                      $ 2,254,427       $ 2,392,175      $ 2,203,752
   Interest on mortgage-backed securities                     498,319           282,499          246,293
    Interest and dividends on investments                     209,807           157,823          131,516
                                                        --------------    --------------   --------------
                                                            2,962,553         2,832,497        2,581,561
 Interest Expense:
   Interest on deposits (Note J)                            1,285,343         1,209,646        1,061,414
   Interest on advances                                       438,660           437,028          409,040
   Interest on repurchase agreements                          112,942           150,557          117,960
   Interest on other borrowings                               158,286           144,771          162,187
                                                        --------------    --------------   --------------
                                                            1,995,231         1,942,002        1,750,601
                                                        --------------    --------------   --------------
     Net Interest Income                                      967,322           890,495          830,960
 Provision for loan losses                                     11,260            57,609           84,256
                                                        --------------    --------------   --------------
     Net Interest Income after Provision for
       Loan Losses                                            956,062           832,886          746,704
 Non-Interest Income:
   Fees                                                        62,820            45,910           38,558
   Gain on the sale of securities,
    mortgage-backed securities, and loans                      38,784             8,197           11,954
   Other                                                       36,009            27,161           24,387
                                                        --------------    --------------   --------------
                                                              137,613            81,268           74,899
 Non-Interest Expense:
   General and administrative:
     Personnel                                                196,153           180,917          163,243
     Occupancy                                                 62,549            55,508           50,171
     Deposit insurance (Note A)                                 5,925             7,454          167,528
     Advertising                                               10,412            11,525            9,277
     Other                                                     79,468            71,555           63,203
                                                        --------------    --------------   --------------
                                                              354,507           326,959          453,422

 Earnings Before Taxes on Income                              739,168           587,195          368,181
 Taxes on income (Note O)                                     292,077           233,057           (1,732)
                                                        --------------    --------------   --------------
 Earnings Before Cumulative Effect of Change in
   Accounting for Goodwill and Extraordinary Item             447,091           354,138          369,913
 Cumulative effect of change in accounting
   for goodwill (Note A)                                          -0-               -0-         (205,242)
 Extraordinary item (Note A)                                  (12,511)              -0-              -0-
                                                        --------------    --------------   --------------
 Net Earnings                                              $  434,580        $  354,138       $  164,671
                                                        ==============    ==============   ==============

 Basic earnings per share before cumulative
   effect of change in accounting for goodwill
   and extraordinary item                                  $     7.81        $     6.22       $     6.38

 Cumulative effect of change in accounting
   for goodwill                                                  0.00              0.00            (3.54)
 Extraordinary item                                              (.22)             0.00             0.00
                                                        --------------    --------------   --------------
 Basic earnings per share (Note Q)                         $     7.59        $     6.22       $     2.84
                                                        ==============    ==============   ==============
 Diluted earnings per share before cumulative
   effect of change in accounting for goodwill
   and extraordinary item                                  $     7.74        $     6.13       $     6.29

 Cumulative effect of change in accounting
   for goodwill                                                  0.00              0.00            (3.49)
 Extraordinary item                                              (.22)             0.00             0.00
                                                        --------------    --------------   --------------
 Diluted earnings per share (Note Q)                       $     7.52        $     6.13       $     2.80
                                                        ==============    ==============   ==============

                 See notes to consolidated financial statements.
                                       F-3



               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                 (Dollars in thousands except per share figures)
                                                                            Accumulated
                                                                           Comprehensive
                                                                            Income From
                                               Additional                   Unrealized           Total
                                    Common      Paid-in      Retained        Gains On        Stockholders'    Comprehensive
                                     Stock      Capital      Earnings       Securities          Equity           Income
                                   ----------  -----------  ------------  ----------------   --------------  ----------------
Balance at January 1, 1996           $ 5,887     $ 55,353    $2,140,883       $    76,230      $ 2,278,353
  Net earnings                           -0-          -0-       164,671               -0-          164,671       $   164,671
  Change in unrealized gains on
    securities available for sale        -0-          -0-           -0-            23,869           23,869            23,869
  Reclassification adjustment for
    gains included in income             -0-          -0-           -0-              (407)            (407)             (407)
                                                                                                             ----------------
    Comprehensive Income                                                                                         $   188,133
                                                                                                             ================
Cash dividends on common
  stock ($.395 per share)                -0-          -0-       (22,893)              -0-          (22,893)
Common stock issued upon
  exercise of stock options,
  including tax benefits -
  401,780 shares                          40       12,600           -0-               -0-           12,640
Purchase and retirement of
  1,930,800 shares of Company
  stock (Note P)                        (193)         -0-      (105,563)              -0-         (105,756)
                                   ----------  -----------  ------------  ----------------   --------------
Balance at December 31, 1996           5,734       67,953     2,177,098            99,692        2,350,477
  Net earnings                           -0-          -0-       354,138               -0-          354,138       $   354,138
  Change in unrealized gains on
    securities available for sale        -0-          -0-           -0-            51,993           51,993            51,993

  Reclassification adjustment for
    gains included in income             -0-          -0-           -0-            (1,948)          (1,948)           (1,948)
                                                                                                             ----------------
    Comprehensive Income                                                                                         $   404,183
                                                                                                             ================
Cash dividends on common
  stock ($.455 per share)                -0-          -0-       (25,903)              -0-          (25,903)
Common stock issued upon
  exercise of stock options,
  including tax benefits -
  457,215 shares                          46       17,579           -0-               -0-           17,625
Purchase and retirement of
  731,100 shares of Company
  stock (Note P)                         (73)         -0-       (48,278)              -0-          (48,351)
                                   ----------  -----------  ------------  ----------------   --------------
Balance at December 31, 1997           5,707       85,532     2,457,055           149,737        2,698,031
  Net earnings                           -0-          -0-       434,580               -0-          434,580       $   434,580
  Change in unrealized gains on
    securities available for sale        -0-          -0-           -0-            72,833           72,833            72,833
  Reclassification adjustment for
    gains included in income             -0-          -0-           -0-            (8,022)          (8,022)           (8,022)
                                                                                                             ----------------
    Comprehensive Income                                                                                         $   499,391
                                                                                                             ================
Cash dividends on common
  stock ($.515 per share)                -0-          -0-       (29,488)              -0-          (29,488)
Common stock issued upon
  exercise of stock options,
  including tax benefits -
  794,320 shares                          80       36,627           -0-               -0-           36,707
Purchase and retirement of
  1,001,700 shares of Company
  stock (Note P)                        (101)         -0-       (80,222)              -0-          (80,323)
                                   ----------  -----------  ------------  ----------------   --------------
Balance at December 31, 1998         $ 5,686    $ 122,159    $2,781,925       $   214,548      $ 3,124,318
                                   ==========  ===========  ============  ================   ==============



                 See notes to consolidated financial statements.
                                       F-4



               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in thousands)


                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1998             1997             1996
                                                                    -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net earnings                                                        $  434,580       $  354,138       $  164,671
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Cumulative effect of change in accounting for goodwill                   -0-              -0-          205,242
    Extraordinary item                                                    21,152              -0-              -0-
    Provision for loan losses                                             11,260           57,609           84,256
    Amortization of loan fees and discounts                              (22,410)         (17,958)         (23,038)
    Depreciation and amortization                                         25,913           21,270           19,592
    Loans originated for sale                                         (1,155,912)        (217,264)        (476,589)
    Sales of loans                                                     1,423,084          208,826          484,601
    Decrease in interest earned but uncollected                            7,595            4,681            3,791
    Federal Home Loan Bank stock dividends                               (51,156)         (42,590)         (29,813)
    (Increase) in prepaid expenses and other assets                      (99,601)         (12,259)         (62,811)
    Increase (decrease) in accounts payable and accrued expenses          21,888           (5,857)           1,368
    Increase (decrease) in taxes on income                                19,532           24,069         (164,902)
    Other, net                                                            12,782           (4,504)         (14,032)
                                                                    -------------    -------------    -------------
      Net cash provided by operating activities                          648,707          370,161          192,336

Cash Flows From Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                        (7,032,022)      (7,265,709)      (6,535,973)
    Real estate loans purchased                                           (2,683)          (2,480)          (5,070)
    Other, net                                                          (188,393)         (46,781)         (26,906)
                                                                    -------------     -------------     -----------
                                                                      (7,223,098)      (7,314,970)      (6,567,949)

  Real estate loan principal payments:
    Monthly payments                                                     648,331          693,134          624,896
    Payoffs, net of foreclosures                                       5,552,187        3,093,780        2,452,299
                                                                    -------------    -------------    -------------
                                                                       6,200,518        3,786,914        3,077,195
  Purchases of mortgage-backed securities held to maturity                   -0-              -0-           (1,522)
  Repayments of mortgage-backed securities                             2,093,124          518,224          412,576
  Proceeds from sales of real estate                                     146,202          226,135          203,936
  Purchases of securities available for sale                            (368,151)          (2,916)        (824,734)
  Sales of securities available for sale                                  81,373           11,944           81,133
  Matured securities available for sale                                  632,284          249,029          908,436
  Decrease (increase) in other investments                              (169,737)         826,184          111,328
  Purchases of Federal Home Loan Bank stock                             (149,662)         (56,239)        (164,894)
  Redemptions of Federal Home Loan Bank stock                                -0-               -0-          37,649
  Additions to premises and equipment                                    (64,143)         (53,834)         (30,465)
                                                                    -------------    -------------    -------------
    Net cash provided by (used in) investing activities                1,178,710       (1,809,529)      (2,757,311)






                 See notes to consolidated financial statements.
                                       F-5












                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1998             1997            1996
                                                                    --------------   --------------  --------------
Cash Flows From Financing Activities:
  Deposit activity:
    Increase in deposits, net                                         $ 1,045,459      $ 1,041,843      $  382,732
    Interest credited                                                   1,063,919          967,940         869,292
                                                                    --------------   --------------  --------------
                                                                        2,109,378        2,009,783       1,252,024

    Additions to Federal Home Loan Bank advances                        8,363,135        2,571,200       3,695,322
    Repayments of Federal Home Loan Bank advances                     (10,737,644)      (2,853,217)     (1,344,429)
    Proceeds from agreements to repurchase securities                   6,555,115        6,385,060       4,566,506
    Repayments of agreements to repurchase securities                  (7,636,694)      (5,959,138)     (4,476,323)
    Repayments of medium-term notes                                      (110,000)        (480,000)     (1,008,135)
    Repayments of subordinated notes                                     (200,000)        (215,000)            -0-
    Dividends on common stock                                             (29,488)         (25,903)        (22,893)
    Exercise of stock options                                              17,738            8,456           8,683
    Purchase and retirement of Company stock                              (80,323)         (48,351)       (105,756)
                                                                    --------------   --------------  --------------
      Net cash provided by (used in) financing activities              (1,748,783)       1,392,890       2,564,999
                                                                    --------------   --------------  --------------
Net Increase (Decrease) in Cash                                            78,634          (46,478)             24
Cash at beginning of period                                               172,241          218,719         218,695
                                                                    --------------   --------------  --------------
Cash at end of period                                                 $   250,875      $   172,241     $   218,719
                                                                    ==============   ==============  ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                          $ 2,018,128      $ 1,948,021     $ 1,789,487
    Income taxes                                                          248,086          201,306         165,560
  Cash received for interest and dividends                              2,970,148        2,837,178       2,585,352
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate held for sale      228,529              -0-             -0-
    Loans transferred to foreclosed real estate                           112,406          201,304         220,642
    Mortgage-backed securities transferred from available for
      sale to held to maturity (at fair value)                                -0-           30,003         217,719
    Adjustable rate mortgages securitized into mortgage-backed
       securities and mortgage-backed securities-REMIC                  8,189,190        1,022,455       1,297,669
    Mortgage-backed securities with recourse desecuritized
       into adjustable rate mortgages                                         -0-          856,038             -0-


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned
subsidiaries   (the  Company  or  Golden   West).   Intercompany   accounts  and
transactions have been eliminated. The Company's principal operating subsidiaries are World Savings Bank, a federally chartered savings bank (WFSB), World Savings and Loan Association, a federally chartered association (WSL), and World Savings Bank, a state chartered savings bank (WSSB), (collectively, the Insured Subsidiaries). At December 31, 1998, the assets of these subsidiaries were $31.9 billion, $6.8 billion and $3.5 billion, respectively.

Nature of Operations
--------------------

         Golden West Financial Corporation, through its financial institution subsidiaries, operates 248 savings branches in eight states and 249 loan offices in 26 states. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

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

Cash
----

         For the purpose of presentation in the Consolidated Statement of Cash Flows, cash is defined as cash held in office and amounts due from banks.

Securities Available for Sale and Other Investments
---------------------------------------------------

         Effective December 1, 1997, the Office of Thrift Supervision required insured institutions to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or b) 4% of the prior quarter's ending balance of short-term deposits and borrowings. Prior to December 1, 1997, insured institutions were required by regulation to maintain liquid assets in the form of cash and securities approved by federal regulations at a monthly average of daily balances of not less than 5% of deposits and short-term borrowings.

         The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in comprehensive income and as a separate component of stockholders' equity until realized. Gains or losses on sales of securities are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of overnight investments such as Eurodollar time deposits, federal funds and short-term repurchase agreements, and longer-term investments such as Bank notes, medium-term notes and collateralized mortgage obligations. These other investments are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.
                                       F-7

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                     (Dollars in thousands except per share)


Mortgage-Backed Securities
--------------------------

         The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Gains or losses on sales of MBS are realized and recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its investment portfolio into MBS with recourse and into Real Estate Mortgage Investment Conduits (REMIC) which are held to maturity and available to be used as collateral for borrowings.

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

         The Company originates loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or market. Some of these loans are sold with recourse and a recourse liability reserve is provided on the sale of these loans.

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

         Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the actual life of the related loans using the interest method. Loan origination fees, net of certain direct loan origination costs, on loans originated for sale are deferred until the loans are sold and recognized at the time of sale.

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

         Troubled debt restructured consists of loans that have been modified by the lender to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or borrower.
                                       F-8

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


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

Allowance for Loan Losses
-------------------------

     The Company provides specific valuation allowances for losses on loans when impaired and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology, based on trends in the basic portfolio, for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating loan losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal and cost of holding the property. Additions to, and reductions from the allowances are reflected in current earnings.

Mortgage Servicing Rights
-------------------------

         The Company follows Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," to require that any financial institution participating in the secondary mortgage market recognize, as separate assets, rights to service mortgage loans for others (CMSRs) when those rights are acquired through either the purchase or origination of mortgage loans which are subsequently sold or securitized. SFAS 122 also requires that any financial institution participating in the secondary mortgage market should evaluate and measure impairment of CMSRs based on the fair value of those rights on a disaggregated basis. CMSRs are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment, is measured using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 1998 and 1997, there was no impairment. On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), which amends SFAS 122. The accounting for mortgage servicing assets under SFAS 125 is substantially the same as the accounting for mortgage servicing assets under SFAS 122. The balance of CMSRs is included in "Prepaid expenses and other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fee income" in the Consolidated Statement of Net Earnings.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


Goodwill
--------

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

         As previously stated, the Company adopted SFAS 125. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127). The impact of the implementation of the delayed portions of SFAS 125 on the Company's financial condition and results of operations in 1998 was not material.

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

         An interest rate swap is an agreement between two parties in which one party exchanges cash payments based on a fixed or floating rate of interest for a counterparty's cash payment based on a floating rate of interest. The amounts to be paid are defined by agreement and determined by applying the specified interest rates to a notional principal amount. Interest rate swap agreements are entered into to limit the impact of changes in interest rates on mortgage loans, or other designated assets, deposits or borrowings. The interest rate differential paid or received on interest rate swap agreements is recognized over the life of the agreements, with income and expense recorded in the same category as the designated balance sheet item. The designated balance sheet item is generally a pool of assets or liabilities with similar interest rate characteristics. Some interest rate swaps are entered into with starting dates in the future in anticipation of future prepayments on fixed-rate assets.
                                      F-10

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


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

Regulatory Capital Requirements
-------------------------------

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for OTS regulated institutions, such as WFSB and WSL. Under FIRREA, thrifts and savings banks must have tangible capital equal to 1.5% of adjusted total assets, have core capital equal to 4% of adjusted total assets, and have risk-based capital equal to 8% of risk-weighted assets.

         At December 31, WFSB had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    1998                                                1997
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  ---------- -------------- ---------- -------------  ---------- -------------  ----------
Tangible      $ 2,163,838      6.77%     $   479,370     1.50%   $  1,603,530      6.51%    $   369,694      1.50%
Core            2,163,838      6.77        1,278,319     4.00       1,603,530      6.51         739,388      3.00
Risk-based      2,311,286     12.93        1,430,371     8.00       1,695,565     12.80       1,060,024      8.00


         At December 31, WSL had the following regulatory capital calculated in accordance with FIRREA's capital standards:


                                    1998                                                1997
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  ---------- -------------- ---------- -------------  ---------- -------------  ----------
Tangible       $  473,523      7.25%     $    97,909     1.50%    $   980,483      6.42%    $   228,950      1.50%
Core              473,523      7.25          261,091     4.00         980,483      6.42         457,901      3.00
Risk-based        617,654     16.24          304,286     8.00       1,186,445     13.64         695,611      8.00


         The Office of Thrift Supervision (OTS) has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well-capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive.
                                      F-11

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


         As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. WFSB and WSL, are both regulated by the OTS. As of December 31, 1998, the most recent notification from the OTS categorized both WFSB and WSL, as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

     The  table  below  shows  that  WFSB's   regulatory   capital  exceeds  the
well-capitalized classification at December 31, 1998 and 1997.

                                      1998                                               1997
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Leverage          $2,163,838     6.77%     $1,597,898    5.00%      $1,603,530     6.51%      $1,232,313     5.00%
Tier 1 risk-based  2,163,838    12.10       1,072,778    6.00        1,603,530    12.10          795,018     6.00
Total risk-based   2,311,286    12.93       1,787,964   10.00        1,695,565    12.80        1,325,031    10.00

     The  table  below  shows  that  WSL's   regulatory   capital   exceeds  the
well-capitalized classification at December 31, 1998 and 1997.

                                      1998                                               1997
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL CAPITALIZED               ACTUAL               WELL CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Leverage           $ 473,523     7.25%      $ 326,364    5.00%       $ 980,483     6.42%       $ 763,168     5.00%
Tier 1 risk-based    473,523    12.45         228,214    6.00          980,483    11.28          521,709     6.00
Total risk-based     617,654    16.24         380,357   10.00        1,186,445    13.64          869,514    10.00

         WSSB is a state chartered savings bank regulated by the FDIC. At December 31, WSSB had the following regulatory capital calculated in accordance with FDIC's capital standards:

                                      1998                                               1997
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL                 REQUIRED                   ACTUAL                   REQUIRED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Tier 1 Leverage    $ 186,411     5.26%      $ 106,220    3.00%        $ 11,878     9.88%       $   3,607     3.00%
Tier 1 risk-based    186,411    25.12          29,686    4.00           11,878    17.80            2,670     4.00
Total risk-based     186,647    25.15          59,372    8.00           12,026    18.02            5,340     8.00

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

         At December 31, 1998, $775 million of the Insured Subsidiaries' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WFSB and WSL.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


Earnings Per Share
------------------

         Basic EPS and Diluted EPS are calculated in accordance with the guidelines established in Statement of Financial Accounting Standards No. 128, "Measurement of Earnings Per Share" (SFAS 128). (See footnote Q for further details.)

Deposit Insurance
-----------------

         During 1996, legislation was enacted to recapitalize the Savings Association Insurance Fund (SAIF) in order to bring it into parity with the FDIC's other insurance fund, the Bank Insurance Fund (BIF). The new banking law required members to pay a levy of $4.7 billion to bring SAIF up to the required reserve level of 1.25% of deposits, but lowered savings and loan deposit insurance premiums starting in the fourth quarter of 1996. As a result of this legislation, Golden West's subsidiary, WSL, incurred a one-time charge of $133 million during 1996. Beginning on January 1, 1997, the premium paid by WSL to the FDIC was reduced from $2.30 per $1,000 in savings balances to $.65 per $1,000. Beginning on January 1, 1997, the premiums paid by BIF insured institutions, such as WFSB and WSSB, were increased from $0.00 per $1,000 in savings balances to $.13 per $1,000.


Extraordinary Item
------------------

         During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. These penalties are reflected as an extraordinary charge on the Consolidated Statement of Net Earnings.


New Accounting Pronouncements
-----------------------------

         In  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company operates as a single segment and, therefore, SFAS 131 had no effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet completed a full assessment of the impact of this Statement on its financial condition or results of operations.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             -----------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)

NOTE  B - Securities Available for Sale

         The following is a summary of securities available for sale:

                                                                          December 31, 1998
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
U.S. Treasury and government agency obligations          $   5,291      $     523        $   -0-      $   5,814
Collateralized mortgage obligations                          7,948              6            190          7,764
Equity securities                                            5,549        357,878            -0-        363,427
                                                       ------------   ------------   ------------  -------------
                                                         $  18,788      $ 358,407        $   190      $ 377,005
                                                       ============   ============   ============  =============

                                                                         December 31, 1997
                                                     ----------------------------------------------------------
                                                       Amortized      Unrealized    Unrealized        Fair
                                                          Cost          Gains         Losses          Value
                                                      -------------  -------------  ------------   ------------
U.S. Treasury and government agency obligations          $ 200,989      $     856      $    -0-      $ 201,845
Collateralized mortgage obligations                         72,545              7         1,120         71,432
Equity securities                                           90,377        244,897             7        335,267
                                                      -------------  -------------  ------------   ------------
                                                         $ 363,911      $ 245,760      $  1,127      $ 608,544
                                                      =============  =============  ============   ============

         The weighted average portfolio yields on securities available for sale were 19.21% and 6.88% at December 31, 1998, and 1997, respectively. Principal proceeds from the sales of securities from the securities available for sale portfolio were $94,846 (1998), $14,937 (1997) and $81,974 (1996) and resulted in realized gains of $13,480  (1998),  $3,039 (1997),  and $841 (1996) and realized losses of $7 (1998), $46 (1997), and $-0- (1996).

         At December 31, 1998, the securities available for sale had maturities as follows:

                                                    Amortized          Fair
          Maturity                                    Cost             Value
          ------------------------------------    --------------   --------------
          No maturity                                 $   9,824       $  368,199
          1999                                            6,469            6,314
          2000 through 2003                                  42               42
          2004 through 2008                               2,116            2,134
          2009 and thereafter                               337              316
                                                  --------------   --------------
                                                     $   18,788       $  377,005
                                                  ==============   ==============

NOTE  C - Other Investments

         The following is a summary of other investments:

                                                                          December 31, 1998
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
Overnight Investments:
  Federal funds                                          $ 166,896       $    -0-       $    -0-      $ 166,896
Longer-term Investments:
  Bank notes                                                25,000             94            -0-         25,094
  Collateralized mortgage obligations                      188,304            108            187        188,225
  Medium-term notes                                         42,185            108            -0-         42,293
                                                       ------------   ------------   ------------  -------------
                                                         $ 422,385       $    310       $    187      $ 422,508
                                                       ============   ============   ============  =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


                                                                          December 31, 1997
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
Overnight Investments:
  Federal funds                                          $  72,648       $    -0-       $    -0-      $  72,648
  Eurodollar time deposits                                 180,000            -0-            -0-        180,000
                                                       ------------   ------------   ------------  -------------
                                                         $ 252,648       $    -0-       $    -0-      $ 252,648
                                                       ============   ============   ============  =============

         The weighted average portfolio yields on other investments were 4.92% and 5.91% at December 31, 1998, and 1997, respectively. There were no sales of other investments during 1998, 1997, or 1996.
         At December 31, 1998, the other investments portfolio had maturities as follows:

                                                    Amortized          Fair
          Maturity                                    Cost             Value
          ------------------------------------    --------------   --------------
          1999                                       $  166,896       $  166,896
          2000 through 2003                              67,185           67,387
          2004 through 2008                              51,569           51,530
          2009 and thereafter                           136,735          136,695
                                                  --------------   --------------
                                                     $  422,385       $  422,508
                                                  ==============   ==============

NOTE  D - Mortgage-Backed Securities Available for Sale
         Mortgage-backed   securities  available  for  sale  are  summarized  as
follows:

                                                                   December 31, 1998
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
         FNMA                                    $  42,958       $   1,168        $     23       $  44,103
         FHLMC                                      39,234           1,536              47          40,723
         GNMA                                       26,833           1,882              11          28,704
         Other                                          58             -0-               3              55
                                             --------------   -------------   -------------  --------------
                                                $  109,083       $   4,586        $     84      $  113,585
                                              =============   =============   =============  ==============

                                                                   December 31, 1997
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
         FNMA                                    $  53,855       $   2,365        $     62      $   56,158
         FHLMC                                      56,822           3,147              72          59,897
         GNMA                                       38,110           3,097               8          41,199
         Other                                          77             -0-               4              73
                                              -------------   -------------   -------------  --------------
                                                $  148,864       $   8,609        $    146      $  157,327
                                              =============   =============   =============  ==============

         The weighted average portfolio yields on mortgage-backed securities available for sale were 9.15% and 9.18% at December 31, 1998, and 1997, respectively. There were no sales of securities from the mortgage-backed securities available for sale portfolio in 1998, 1997, or 1996.

         At December 31, 1998, mortgage-backed securities available for sale had contractual maturities as follows:

                                                  Amortized           Fair
         Maturity                                    Cost              Value
         -------------------------------------   --------------    --------------
         1999 through 2003                       $         320      $        322
         2004 through 2008                               2,259             2,297
         2009 and thereafter                           106,504           110,966
                                                 --------------    --------------
                                                 $     109,083      $    113,585
                                                 ==============    ==============

                                      F-15

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


NOTE  E - Mortgage-Backed Securities Held to Maturity

         Mortgage-backed securities held to maturity are summarized as follows:


                                                                   December 31, 1998
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
       FNMA                                     $  493,466    $     10,761        $    -0-   $     504,227
       FHLMC                                        41,107           3,218             -0-          44,325
       GNMA                                         37,803           2,595             -0-          40,398
       FNMA (with recourse)                      3,884,347          70,997             -0-       3,955,344
       REMIC                                     5,461,657          26,576             -0-       5,488,233
                                              -------------   -------------   -------------  --------------
                                               $ 9,918,380    $    114,147        $    -0-   $  10,032,527
                                              =============   =============   =============  ==============

                                                                   December 31, 1997
                                              -------------------------------------------------------------
                                               Amortized       Unrealized      Unrealized        Fair
                                                  Cost           Gains           Losses          Value
                                              -------------   -------------   -------------  --------------
       FNMA                                     $  639,902       $  13,569       $   1,973     $   651,498
       FHLMC                                        58,071           5,195             -0-          63,266
       GNMA                                         54,056           4,916             -0-          58,972
       FNMA (with recourse)                      3,030,390          29,401             -0-       3,059,791
                                              -------------   -------------   -------------  --------------
                                               $ 3,782,419       $  53,081       $   1,973     $ 3,833,527
                                              =============   =============   =============  ==============

         The weighted average portfolio yields on mortgage-backed securities held to maturity were 7.18% and 7.15% at December 31, 1998, and 1997, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 1998, 1997, or 1996.

         At December 31, 1998, mortgage-backed securities held to maturity had contractual maturities as follows:


                                                   Amortized           Fair
         Maturity                                    Cost              Value
         -------------------------------------   --------------    --------------
         2004 through 2008                         $       372       $       382
         2009 and thereafter                         9,918,008        10,032,145
                                                ---------------    --------------
                                                   $ 9,918,380       $10,032,527
                                                 ==============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)

NOTE  F - Loans Receivable

                                                                                     December 31
                                                                           --------------------------------
                                                                               1998              1997
                                                                           --------------    --------------
         Loans collateralized primarily by first deeds of trust:
           One- to four-family dwelling units                                $21,639,015       $28,978,476
           Over four-family dwelling units                                     4,260,631         4,462,990
           Commercial property                                                    65,865            82,888
           Land                                                                      798               977
                                                                           --------------    --------------
                                                                              25,966,309        33,525,331
         Loans on savings accounts                                                25,279            28,167
                                                                           --------------    --------------
                                                                              25,991,588        33,553,498
         Less:
           Undisbursed loan funds                                                  3,080             3,306
           Unearned fees and discounts                                            17,629            45,953
           Unamortized discount arising from acquisitions                          5,125            10,250
           Allowance for loan losses                                             244,466           233,280
                                                                           --------------    --------------
                                                                             $25,721,288       $33,260,709
                                                                           ==============    ==============

         In addition to loans receivable, WSL services loans for others. At December 31, 1998, and 1997, the amount of loans serviced for others (non-affiliated) was $6,234,537 and $4,403,254, respectively, including $1.8 billion in 1998 and $1.0 billion in 1997 of loans that were securitized into FNMA MBS with recourse.

         During 1997, the Company desecuritized $856 million of MBS with recourse into adjustable rate mortgages which had a balance of $634 million at December 31, 1998. These adjustable rate mortgages have been separately identified as "held to maturity" and it is the Company's intention to hold them to maturity.

         At December 31, 1998, and 1997, the Company had $135 million and $23 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market. At December 31, 1998 and 1997, the balance outstanding of loans sold with recourse amounted to $1.4 billion and $653 million, respectively, and had a valuation liability of $2.3 million and $886 thousand as of December 31, 1998 and 1997, respectively.

         Capitalized mortgage servicing rights are included in "Prepaid expenses and other assets" on the Consolidated Statement of Financial Condition. The following is a summary of capitalized mortgage servicing rights:

                                                                            Year Ended December 31
                                                                          ---------------------------
                                                                              1998           1997
                                                                           -----------    -----------
         Balance at January 1                                              $   11,116       $  9,325

         New capitalized mortgage servicing rights from loan sales             22,680          4,914
         Amortization of capitalized mortgage servicing rights                 (5,161)        (3,123)
                                                                           -----------    -----------
         Balance at December 31                                              $ 28,635       $ 11,116
                                                                           ===========    ===========

         A  summary  of the  changes  in the  allowance  for loan  losses  is as follows:
                                                                               Year Ended December 31
                                                                    ---------------------------------------------
                                                                        1998            1997           1996
                                                                     ------------   -------------   ------------
         Balance at January 1                                          $ 233,280       $ 195,702      $ 141,988
         Provision for loan losses charged to expense                     11,260          57,609         84,256
         Less loans charged off                                           (1,387)        (20,818)       (31,239)
         Recoveries                                                        1,313             787            697
                                                                     ------------   -------------   ------------
         Balance at December 31                                        $ 244,466       $ 233,280      $ 195,702
                                                                     ============   =============   ============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


         The following is a summary of impaired loans:

                                                                            December 31
                                                                    -----------------------------
                                                                        1998            1997
                                                                     ------------    ------------
         Nonperforming loans                                           $ 262,332       $ 317,550
         Troubled debt restructured                                       22,774          43,795
         Other impaired loans                                             70,621          71,022
                                                                     ------------    ------------
                                                                       $ 355,727       $ 432,367
                                                                     ============    ============

         The portion of the allowance for loan losses that was specifically provided for impaired loans was $18,409 and $19,848 at December 31, 1998 and 1997, respectively. The average recorded investment in total impaired loans was $394,938 and $495,592 during 1998 and 1997, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 1998, 1997, and 1996 on the total of impaired loans at each yearend was $17,265 (1998), $20,064 (1997), and $25,140 (1996).

NOTE  G - Interest Earned But Uncollected

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1998               1997
                                                                          --------------     --------------
         Loans receivable                                                    $   96,065         $  135,262
         Mortgage-backed securities                                              81,051             27,947
         Interest rate swaps                                                     20,398             41,990
         Other                                                                   11,814             11,724
                                                                          --------------     --------------
                                                                             $  209,328         $  216,923
                                                                          ==============     ==============


NOTE  H - Real Estate Held for Sale or Investment

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1998               1997
                                                                          --------------     --------------
         Real estate acquired through foreclosure of loans, net of
           allowance for losses                                              $   42,572         $   61,517
         Real estate in judgement, net of allowance for losses                       74                 67
         Real estate held for investment, net of allowance for losses             3,050                422
                                                                          --------------     --------------
                                                                             $   45,696         $   62,006
                                                                          ==============     ==============


NOTE  I - Premises and Equipment

                                                                                   December 31
                                                                          -------------------------------
                                                                              1998             1997
                                                                          --------------   --------------
         Land                                                                $   69,319        $  61,178
         Building and leasehold improvements                                    187,216          175,834
         Furniture, fixtures, and equipment                                     185,827          158,162
                                                                          --------------   --------------
                                                                                442,362          395,174
         Accumulated depreciation and amortization                              169,841          154,967
                                                                          --------------   --------------
                                                                             $  272,521       $  240,207
                                                                          ==============   ==============



         Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

         The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 1998, and which expire between 1999 and
2064, amounted to approximately $191,651. The approximate minimum payments during the five years ending 2003 are $18,600 (1999), $16,741 (2000), $15,171
(2001),  $14,089 (2002),  and $12,575 (2003).  Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $20,350 (1998), $19,531 (1997), and $18,289 (1996).
                                      F-18

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)



NOTE  J - Deposits


                                                                           December 31
                                                     --------------------------------------------------------
                                                                1998                         1997
                                                     ---------------------------  ---------------------------
                                                       Rate*         Amount         Rate*         Amount
                                                      --------    --------------   --------------------------
         Deposits by rate:
           Interest-bearing checking accounts            2.06%      $   102,874        1.75%     $    85,343
           Passbook accounts                             1.85           514,265        2.14          528,727
           Money market deposit accounts                 4.10         8,532,261        3.95        4,160,734
           Term certificate accounts with original
             maturities of:
             4 weeks to 1 year                           4.70         5,893,772        5.15        8,996,965
             1 to 2 years                                5.19         7,717,692        5.47        5,750,387
             2 to 3 years                                5.39         1,417,606        5.45        1,478,756
             3 to 4 years                                5.29           368,615        5.67          431,400
             4 years and over                            5.67         1,150,056        5.87        1,440,434
           Retail jumbo CDs                              4.96           521,478        5.54          711,010
           Wholesale CDs                                 0.00               -0-        5.86          525,305
           All other                                     7.14               476        7.62              656
                                                                  --------------               --------------
                                                                    $26,219,095                  $24,109,717
                                                                  ==============               ==============

         *Weighted average interest rate including the impact of interest rate swaps.

                                                                             December 31
                                                                 ------------------------------------
                                                                      1998                 1997
                                                                  --------------       --------------
         Deposits by remaining maturity at yearend:
             No contractual maturity                                $ 9,149,400          $ 4,774,804
             Maturity within one year                                15,299,079           16,569,780
             1 to 5 years                                             1,767,564            2,752,586
             Over 5 years                                                 3,052               12,547
                                                                  --------------       --------------
                                                                    $26,219,095          $24,109,717
                                                                  ==============       ==============


         At December 31, the weighted average cost of deposits was 4.67% (1998) and 5.04% (1997).

         Interest expense on deposits is summarized as follows:

                                                                          Year Ended December 31
                                                             -------------------------------------------------
                                                                 1998              1997             1996
                                                             --------------   ---------------   --------------
         Interest-bearing checking accounts                    $     1,184       $     1,100      $     7,536
         Passbook accounts                                          14,027            15,989           17,967
         Money market deposit accounts                             257,145            70,810           25,294
         Term certificate accounts                               1,012,987         1,121,747        1,010,617
                                                             --------------   ---------------   --------------
                                                               $ 1,285,343       $ 1,209,646      $ 1,061,414
                                                             ==============   ===============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                    Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


NOTE  K - Advances from Federal Home Loan Banks

         Advances are secured by pledges of $8,882,065 of certain loans and MBS-REMIC principal, capital stock of the Federal Home Loan Banks, and other MBS with a market value of $470,183, and these borrowings have maturities and interest rates as follows:

                                          December 31, 1998
         -------------------------------------------------------------------------------------
                                                                   Receive
                                                     Stated         Fixed        Adjusted
         Maturity                     Amount          Rate          Swaps         Rate*
                                   --------------   ----------   ------------   -----------
         1999                        $    29,039         6.76%                        6.76%
         2000                          1,591,070         5.74                         5.74
         2001                          1,023,403         5.74                         5.74
         2002                            237,707         5.60                         5.60
         2003                          2,108,855         5.59           (.05)%        5.54
         2004 and thereafter           1,173,398         5.72                         5.72
                                   --------------
                                     $ 6,163,472
                                   ==============


                                          December 31, 1997
         -------------------------------------------------------------------------------------
                                     Receive
                                                     Stated        Fixed         Adjusted
         Maturity                     Amount          Rate         Swaps          Rate*
         -----------------------   -------------   -----------   -----------    -----------
         1998                       $ 1,478,629          5.89%                        5.89%
         1999                           576,471          6.04                         6.04
         2000                         2,188,592          5.82          (.01)%         5.81
         2001                         1,171,304          5.85                         5.85
         2002                         1,235,305          5.96                         5.96
         2003 and thereafter          1,866,304          5.47          (.06)          5.41
                                   -------------
                                    $ 8,516,605
                                   =============


     *Weighted average interest rate adjusted for impact of interest rate swaps.

         At December 31, the weighted average  adjusted  interest rate was 5.67%
(1998)  and 5.78%  (1997).  These  borrowings  averaged  $7,389,038  (1998)  and
$7,813,493  (1997) and the maximum  outstanding  at any monthend was  $8,625,262
(1998) and $8,516,605 (1997).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


NOTE  L - Securities Sold Under Agreements to Repurchase

         Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $1,257,627 and $2,398,471 at December 31, 1998, and 1997, respectively.

                                          December 31, 1998
         ------------------------------------------------------------------------------------
                                                                 Receive
                                                     Stated       Fixed        Adjusted
         Maturity                      Amount         Rate        Swaps          Rate*
         ------------------------   -------------   ---------   -----------   ------------
         1999                          $ 585,401        5.09%        (.03)%          5.06%
         2000                            600,000        5.72                         5.72
         2001                             67,068        5.48                         5.48
                                    -------------
                                     $ 1,252,469
                                    =============


                                                 December 31, 1997
         --------------------------------------------------------------------------------------------------

                                                                   Pay         Receive
                                                     Stated       Fixed         Fixed         Adjusted
         Maturity                      Amount         Rate        Swaps         Swaps          Rate*
         ------------------------   -------------   ---------   -----------   -----------    -----------
         1998                        $ 1,084,586        5.69%        (.03)%                       5.66%
         1999                            556,600        5.86                        (.03)%        5.83
         2000                            600,000        5.75                                      5.75
         2001                             92,862        5.84                                      5.84
                                    -------------
                                     $ 2,334,048
                                    =============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

         At December 31, these liabilities had a weighted average adjusted interest rate of 5.39% (1998) and 5.73% (1997). These borrowings averaged $1,877,396 (1998) and $2,563,891 (1997) and the weighted average interest rate on these averages was 5.67% for 1998 and 5.61% for 1997. The maximum outstanding at any monthend was $2,447,124 (1998) and $2,955,649 (1997). At the end of 1998
and 1997, all of the agreements to repurchase with brokers/dealers and with the Federal Home Loan Bank of San Francisco were to reacquire the same securities.


NOTE M - Medium-Term Notes

         Medium-term notes are unsecured obligations of WSL. There were no medium-term notes outstanding at December 31, 1998. The balance of medium-term notes outstanding at December 31, 1997 was $109,992 with a weighted average interest rate of 6.19%. The entire amount matured in 1998.
                                      F-21

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)



NOTE  N - Subordinated Notes

                                                                        December 31
                                                               -------------------------------
                                                                   1998             1997
                                                               --------------   --------------
         Parent:
           Subordinated notes, unsecured, due from
             2000 to 2003, at coupon rates of 6.00%
             to 10.25%, net of unamortized discount
             of $3,065 (1998) and $4,209 (1997)                   $  811,935      $ 1,010,791

         WSL:
           Subordinated note, unsecured,  due July 1,
             2000, callable on April 1, 1999,
             at a coupon rate of 9.90%,
             net of unamortized discount
             of $182 (1998) and $303 (1997)                           99,818           99,697
                                                               --------------   --------------
                                                                  $  911,753      $ 1,110,488
                                                               ==============   ==============


         At December 31, subordinated notes had a weighted average interest rate of 7.90% (1998) and 8.11% (1997). WSL intends in 1999 to exercise its right to call the subordinated note, due July 1, 2000. At December 31, 1998, subordinated notes had maturities and interest rates as follows:

          Maturity                                  Rate*          Amount
          ------------------------------------    ----------    --------------
          1999                                        10.04%       $   99,818
          2000                                         8.89           214,586
          2002                                         7.72           398,196
          2003                                         6.12           199,153
                                                                --------------
                                                                   $  911,753
                                                                ==============

         *Weighted average interest rate.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)

NOTE  O - Taxes on Income

         The following is a comparative analysis of the provision for federal and state taxes on income.

                                                                     Year Ended December 31
                                                         -----------------------------------------------
                                                             1998            1997             1996
                                                         --------------  --------------   --------------
         Federal income tax:
           Current                                          $  225,271      $  181,304       $  (35,754)
           Deferred                                              6,052           3,193            1,863
         State tax:
           Current                                              55,627          46,678           33,742
           Deferred                                              5,127           1,882           (1,583)
                                                         --------------  --------------   --------------
                                                            $  292,077      $  233,057       $   (1,732)
                                                         ==============  ==============   ==============


         The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are:

                                                                        December 31
                                                               ------------------------------
                                                                   1998            1997
                                                               --------------  --------------
         Federal income tax                                       $  197,659      $  156,332
         State tax                                                    74,454          58,352

         The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                          December 31
                                                              -----------------------------------
                                                                    1998               1997
                                                               ---------------    ---------------
         Deferred tax liabilities:
           Unrealized gains on debt and equity securities          $  148,171         $  103,390
           FHLB stock dividends                                       108,212             91,710
           Loan fees and interest income                               92,874             90,276
           Bad debt reserve                                            25,957             27,651
           Depreciation                                                16,162             15,443
           Other deferred tax liabilities                               5,691              5,376
                                                               ---------------    ---------------

         Gross deferred tax liabilities                               397,067            333,846

         Deferred tax assets:
           Provision for losses on loans                               93,737             89,678
           State taxes                                                 21,092             17,414
           Loan discount primarily related to acquisitions              2,426              4,561
           Other deferred tax assets                                    7,699              7,509
                                                               ---------------    ---------------

         Gross deferred tax assets                                    124,954            119,162
                                                               ---------------    ---------------

         Net deferred tax liability                                $  272,113         $  214,684
                                                               ===============    ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


         A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                           Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       1998                         1997                         1996
                             --------------------------   --------------------------   --------------------------
                                               Percent                     Percent                      Percent
                                                 of                          of                           of
                                               Pretax                      Pretax                       Pretax
                                Amount         Income        Amount        Income         Amount        Income
                              -----------   -----------    -----------   -----------    -----------   -----------
Computed standard
  corporate tax expense       $  258,709          35.0%     $ 205,518          35.0%      $128,864          35.0%

Increases (reductions) in
  taxes resulting from:
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (7,754)         (1.0)        (4,163)          (.7)      (150,963)        (41.0)
  State tax, net of federal
    income tax benefit            42,504           5.7         33,564           5.7         22,133           6.0
  Other                           (1,382)          (.2)        (1,862)          (.3)        (1,766)          (.5)
                              -----------  ------------    -----------   -----------    -----------   -----------
                               $ 292,077          39.5%     $ 233,057          39.7%      $ (1,732)         (0.5)%
                              ===========   ===========    ===========   ===========    ===========   ===========

         "Net financial income, not subject to income tax, primarily related to acquisitions," includes $139 million of tax benefits realized in 1996 from operating losses which had been accumulated at the predecessor institution of Beach Federal Savings and Loan Association (Beach) up to the time of the government approved transaction with Beach in 1988.

         In accordance with Financial Accounting Standards Board Pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSL that arose in tax years that began prior to December 31, 1987. At December 31, 1998 and 1997, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1998 and 1997, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSL, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE  P - Stockholders' Equity

         The Company's Board of Directors, through three separate actions, authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of December 31, 1998, 9,496,616 of such shares had been repurchased and retired at a cost of $461 million since October 28, 1993. During 1998, 1,001,700 of the shares were purchased and retired at a cost of $80 million.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


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

         The following is a summary of the calculation of basic and diluted EPS:

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1998              1997             1996
                                                        --------------    --------------   --------------

 Earnings before cumulative effect of change in
   accounting for goodwill and extraordinary item          $  447,091        $  354,138       $  369,913
 Cumulative effect of change in accounting
   for goodwill                                                   -0-               -0-         (205,242)
 Extraordinary item                                           (12,511)              -0-              -0-
                                                        --------------    --------------   --------------
 Net earnings                                              $  434,580        $  354,138       $  164,671
                                                        ==============    ==============   ==============

 Weighted average shares                                   57,243,756        56,940,494       57,989,327
   Add:  Options outstanding at yearend                     1,695,630         2,209,750        2,674,215
   Less:  Shares assumed purchased back with
          proceeds from the exercise of options             1,118,741         1,377,479        1,807,422
                                                        --------------    --------------   --------------
 Diluted average shares outstanding                        57,820,645        57,772,765       58,856,120
                                                        ==============    ==============   ==============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before cumulative effect
   of change in accounting for goodwill and
   extraordinary item                                      $     7.81        $     6.22       $     6.38
 Cumulative effect of change in accounting
   for goodwill                                                  0.00              0.00            (3.54)
 Extraordinary item                                              (.22)             0.00             0.00
                                                        --------------    --------------   --------------
 Basic earnings per share                                  $     7.59        $     6.22       $     2.84
                                                        ==============    ==============   ==============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before cumulative effect
   of change in accounting for goodwill and
   extraordinary item                                      $     7.74        $     6.13       $     6.29
 Cumulative effect of change in accounting
   for goodwill                                                  0.00              0.00            (3.49)
 Extraordinary item                                              (.22)             0.00             0.00
                                                        --------------    --------------   --------------
 Diluted earnings per share                                $     7.52        $     6.13       $     2.80
                                                        ==============    ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


NOTE  R - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 7 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to six years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to six years and prior to ten years and one month from the grant date. At December 31, shares available for option amounted to 2,473,550 (1998), 2,753,750 (1997), and 2,746,500 (1996). Outstanding options at December 31, 1998, were held by 376 employees and had expiration dates ranging from July 3, 1999, to July 27, 2008.

     The following table sets forth the range of exercise prices on outstanding options at December 31, 1998:

                                            Weighted             Weighted
                                             Average              Average
     Range of            Number of          Exercise             Remaining
  Exercise Price          Options             Price          Contractual Life
-------------------    --------------   ------------------   ------------------
 $18.50 - $22.81             497,850               $21.81         1 year
 $34.50 - $65.00             914,580                42.37        5.5 years
 $82.81 - $97.00             283,200                82.95         9 years
                       --------------
                           1,695,630

     All of the options in the range from $18.50 to $65.00 are exercisable. None of the options in the range from $82.81 to $97.00 is exercisable.

         A summary of the transactions of the stock option plan follows:

                                                                                    Average
                                                                                   Exercise
                                                                                   Price per
                                                                   Shares            Share
                                                                -------------     ------------
         Outstanding, January 1, 1996                              2,978,295        $   26.70
           Granted                                                   116,000        $   53.42
           Exercised                                                (401,780)       $   21.61
           Canceled                                                  (18,300)       $   42.07
                                                                -------------     ------------
         Outstanding, December 31, 1996                            2,674,215        $   28.51
           Granted                                                     3,000        $   92.00
           Exercised                                                (457,215)       $   18.50
           Canceled                                                  (10,250)       $   43.63
                                                                -------------     ------------
         Outstanding, December 31, 1997                            2,209,750        $   30.60
           Granted                                                   287,850        $   82.85
           Exercised                                                (794,320)       $   22.33
           Canceled                                                   (7,650)       $   82.81
                                                                -------------     ------------
         Outstanding, December 31, 1998                            1,695,630        $   43.11
                                                                =============     ============

     At December 31, options exercisable amounted to 1,412,430 (1998), 2,032,750
(1997), and 1,976,965 (1996).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


         The weighted-average fair value per share of options granted during 1998 was $23.30 per share, $27.08 per share for those granted during 1997, and $15.21 per share for those granted during 1996. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 0.9% (1998), 0.7% (1997) and 1.1% (1996); expected volatility of 24% (1998),
21% (1997) and 20% (1996); expected lives of 5.3 years for all years; and risk-free interest rates of 4.54% (1998), 5.71% (1997) and 6.21% (1996). During the initial phase-in period, the effects of applying SFAS 123 may not be representative of the effects on reported net income for future years because options vest over several years and additional awards can be made each year.

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

                                          Year Ended December 31
                                 -----------------------------------------
                                    1998           1997           1996
                                 -----------    -----------    -----------
Net income
  As reported                     $ 434,580       $354,138       $164,671
  Pro forma                         432,661        352,773        163,307
Basic earnings per share
  As reported                     $    7.59       $   6.22       $   2.84
  Pro forma                            7.56           6.20
                                                                     2.82
Diluted earning per share
  As reported                     $    7.52       $   6.13       $   2.80
  Pro forma                            7.48           6.10           2.77

NOTE S - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
         Credit Risk

         As of December 31, 1998, the balance of the Company's loans receivable, MBS held to maturity with recourse and MBS-REMIC was $35 billion. Of that $35 billion balance, 33% were Northern California loans, 33% were Southern California loans, 4% were Florida loans, 4% were Texas loans, 4% were Illinois loans, 3% were New Jersey loans, 3% were Colorado loans, 3% were Washington loans, and 2% were Arizona loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

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

         Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1998, and 1997, was $408 million and $312 million, respectively. Most of these commitments were for adjustable rate mortgages.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


         The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1998, and 1997.

         Interest rate swaps and caps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the other parties.


NOTE  T - Interest Rate Swaps and Caps

         The Company has entered into interest rate swap and cap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The Company had no caps outstanding during 1998 and 1997. The possible inability of counterparties to satisfy the terms of these contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and receive amounts on each transaction. Net differences of that amount are generally settled quarterly. The Company has not experienced any credit losses from interest rate swaps or caps.

         The information presented below is based on interest rates at December 31, 1998. To the extent that rates change, variable interest rate information will change. The basis swaps were contracts in which the Company received an amount based on one interest rate index and paid an amount based on a different interest rate index. The forward starting swaps were entered into to convert floating rate assets to fixed-rate in the future in anticipation of future prepayments of matched fixed-rate assets.

     The following table illustrates the maturities and weighted average rates as of December 31, 1998 for interest rate swaps held by the Company by product type.


                                 Maturities of December 31, 1998 Interest Rate Swaps
----------------------------------------------------------------------------------------------------------------------
                                                              Maturity
                                   ---------------------------------------------------------------      Balance at
                                     1999          2000         2001         2002         2003+      December 31, 1998
                                   ----------   -----------  -----------  -----------   ----------   -----------------
Receive fixed generic swaps:
  Notional amount                  $ 329,373    $   45,901    $  34,401    $  11,500    $  91,300       $  512,475
  Weighted average receive rate        6.71%         6.73%        6.61%        6.52%        6.39%            6.64%
  Weighted average pay rate            5.39%         5.37%        5.32%        5.31%        5.28%            5.36%

Pay fixed generic swaps:
  Notional amount                  $ 172,000    $   10,000    $  96,495    $ 305,000    $ 315,600       $  899,095
  Weighted average receive rate        5.64%         5.61%        5.47%        5.43%        5.45%            5.48%
  Weighted average pay rate            8.26%         6.08%        8.13%        7.54%        6.37%            7.32%
                                   ----------   -----------  -----------  -----------   ----------     ============
        Total notional value       $ 501,373      $ 55,901    $ 130,896    $ 316,500    $ 406,900       $1,411,570
                                   ==========   ===========  ===========  ===========   ==========     ============

        Total weighted average rate on swaps:
          Receive rate                 6.34%         6.53%        5.77%        5.47%        5.66%            5.90%
                                   ==========   ===========  ===========  ===========   ==========     ============
          Pay rate                     6.37%         5.50%        7.39%        7.46%        6.14%            6.61%
                                   ==========   ===========  ===========  ===========   ==========     ============


         During 1998, the range of floating interest rates received on swap contracts was 4.94% to 6.19% and the range of floating interest rates paid on swap contracts was 4.95% to 6.08%. The range of fixed interest rates received on swap contracts was 4.86% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.38% to 9.14%.
                                      F-28

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)



         Activity in interest rate swaps and caps is summarized as follows:


                       Interest Rate Swap and Cap Activity
              For the Years Ended December 31, 1998, 1997, and 1996
                         (Notional amounts in millions)

                                              Receive        Pay                      Forward     Interest
                                               Fixed        Fixed        Basis       Starting       Rate
                                               Swaps        Swaps        Swaps         Swaps        Caps
                                             -----------  -----------  -----------  ------------ -----------
       Balance, January 1, 1996               $   3,221   $    1,775    $      43    $       10   $     225

       Additions                                    905          -0-          -0-           -0-         -0-
       Maturities                                (1,545)        (435)         (43)          -0-        (225)
       Forward starting, becoming effective         -0-          -0-          -0-           -0-         -0-
                                             -----------  -----------  -----------  ------------ -----------

       Balance, December 31, 1996                 2,581        1,340          -0-            10         -0-

       Additions                                    100          -0-          -0-           -0-         -0-
       Maturities                                (1,002)        (232)         -0-           -0-         -0-
       Forward starting, becoming effective         -0-          -0-          -0-           (10)        -0-
                                             -----------  -----------  -----------  ------------ -----------

       Balance, December 31, 1997                 1,679        1,108          -0-           -0-         -0-

       Additions                                    -0-          -0-          -0-           -0-         -0-
       Maturities                                (1,167)        (209)         -0-           -0-         -0-
                                             -----------  -----------  -----------  ------------ -----------
       Balance, December 31, 1998            $      512     $    899    $     -0-    $      -0-   $     -0-
                                             ===========  ===========  ===========  ============ ===========


     Interest rate swaps and caps activity decreased net interest income by $9 million, $5 million, and $10 million for the years ended December 31, 1998, 1997, and 1996, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                 Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)


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

         The values presented are based upon information as of December 31, 1998, and 1997, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         The historical cost amounts approximate the fair value of the following financial instruments: cash, interest earned but uncollected, investment in capital stock of Federal Home Loan Banks, other overnight investments, demand deposits, and securities sold under agreements to repurchase with brokers/dealers due within 90 days.

         Fair values are based on quoted market prices for securities available for sale, other long-term investments, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with the Federal Home Loan Bank of San Francisco and brokers/dealers with terms greater than 90 days, and subordinated notes.

         Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: term deposits, advances from Federal Home Loan Banks, consumer repurchase agreements, and medium-term notes.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)



                                                                           December 31
                                                 ----------------------------------------------------------------
                                                              1998                             1997
                                                 -------------------------------  -------------------------------
                                                   Carrying         Estimated       Carrying         Estimated
                                                    Amount         Fair Value        Amount         Fair Value
                                                 --------------   --------------  --------------   --------------
Financial Assets:
  Cash                                              $  250,875       $  250,875      $  172,241       $  172,241
  Securities available for sale                        377,005          377,005         608,544          608,544
  Other investments                                    422,385          422,508         252,648          252,648
  Mortgage-backed securities available for sale        113,585          113,585         157,327          157,327
  Mortgage-backed securities held to maturity        9,918,380       10,032,527       3,782,419        3,833,527
  Loans receivable                                  25,721,288       25,703,930      33,260,709       33,223,479
  Interest earned but uncollected                      209,328          209,328         216,923          216,923
  Investment in capital stock of Federal Home
    Loan Bank                                          780,303          780,303         590,244          590,244
  Capitalized mortgage servicing rights                 28,635           42,470          11,116           16,900

Financial Liabilities:
  Deposits                                          26,219,095       26,289,577      24,109,717       24,166,679
  Advances from Federal Home Loan Banks              6,163,472        6,188,212       8,516,605        8,553,213
  Securities sold under agreements to
    repurchase                                       1,252,469        1,253,982       2,334,048        2,334,967
  Medium-term notes                                        -0-              -0-         109,992          110,015
  Subordinated notes                                   911,753          954,772       1,110,488        1,153,634

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                          -----------------------------------------------------------------------------------------
                                                                 December 31
                          -----------------------------------------------------------------------------------------
                                             1998                                          1997
                          -------------------------------------------   -------------------------------------------
                                                            Net                                           Net
                          Unrealized     Unrealized      Unrealized     Unrealized     Unrealized      Unrealized
                             Gains         Losses       Gain (Loss)        Gains         Losses       Gain (Loss)
                          ------------   ------------   -------------   ------------   ------------   -------------
Interest rate swaps:
  Receive fixed             $   8,924      $     -0-      $    8,924       $  9,646     $    1,022     $     8,624
  Pay fixed                       -0-         45,923         (45,923)         1,397         35,875         (34,478)
Loan commitments                4,118            -0-           4,118          1,494            -0-           1,494
                          ------------   ------------   -------------   ------------   ------------   -------------
  Total                     $  13,042      $  45,923      $  (32,881)      $ 12,537     $   36,897     $   (24,360)
                          ============   ============   =============   ============   ============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued
             -----------------------------------------------------

                   Years ended December 31, 1998 1997 and 1996
                 (Dollars in thousands except per share figures)

NOTE  V - Parent Company Financial Information

Statement of Net Earnings
-------------------------


                                                                    Year Ended December 31
                                                          --------------------------------------------
                                                             1998            1997            1996
                                                          ------------    ------------   -------------
         Revenues:
           Investment income                                $  71,480       $  57,020       $  48,356
           Insurance commissions                                1,298           1,392           1,381
           Other                                                    5              20              19
                                                          ------------    ------------   -------------
                                                               72,783          58,432          49,756
         Expenses:
           Interest                                            69,549          83,687          91,943
           General and administrative                           3,826           3,470           3,166
                                                          ------------    ------------   -------------
                                                               73,375          87,157          95,109
                                                          ------------    ------------   -------------
         Loss before earnings of subsidiaries
           and income tax credit                                 (592)        (28,725)        (45,353)
         Income tax credit                                      1,122          13,296          20,306
         Earnings of subsidiaries before cumulative
           effect of change in accounting for goodwill
           and extraordinary item                             446,561         369,567         394,960
                                                          ------------    ------------   -------------
         Earnings Before Cumulative Effect of Change
           in Accounting for Goodwill and Extraordinary
           Item                                               447,091         354,138         369,913
         Cumulative effect of change in accounting
           for goodwill                                           -0-             -0-        (205,242)
         Extraordinary item                                   (12,511)            -0-             -0-
                                                          ------------    ------------   -------------
              Net Earnings                                  $ 434,580       $ 354,138       $ 164,671
                                                          ============    ============   =============

Statement of Financial Condition
--------------------------------

                                                    Assets
                                                    ------

                                                                            December 31
                                                                  --------------------------------
                                                                      1998              1997
                                                                  --------------    --------------
          Cash                                                      $    21,937       $    10,826
          Securities available for sale                                   3,163            97,935
          Overnight note receivable from subsidiary                      72,977            76,146
          Other investments                                                  90           180,087
          Notes receivable from subsidiary                              800,000           600,000
          Prepaid expenses and other assets                              21,783             9,343
          Investment in subsidiaries                                  3,035,222         2,766,544
                                                                  --------------    --------------
                                                                    $ 3,955,172       $ 3,740,881
                                                                  ==============    ==============

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------

          Accounts payable and accrued expenses                      $    18,919      $    32,059
          Subordinated notes, net                                        811,935        1,010,791
          Stockholders' equity                                         3,124,318        2,698,031
                                                                   --------------   --------------
                                                                     $ 3,955,172      $ 3,740,881
                                                                   ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued
             -----------------------------------------------------

                  Years ended December 31, 1998, 1997 and 1996
                 (Dollars in thousands except per share figures)


NOTE  V- Parent Company Financial Information (Continued)

Statement of Cash Flows
-----------------------


                                                                              Year Ended December 31
                                                                     ------------------------------------------
                                                                         1998          1997           1996
                                                                     -------------  ------------   ------------
         Cash flows from operating activities:
           Net earnings                                              $    434,580     $ 354,138      $ 164,671
           Adjustments to reconcile net earnings to net cash
           provided by (used in) operating activities:
             Equity in earnings of subsidiaries before cumulative
              effect of change in accounting for goodwill and
              extraordinary item                                         (446,561)     (369,567)      (394,960)
             Cumulative effect of change in accounting for goodwill           -0-           -0-        205,242
             Extraordinary item                                            21,152           -0-            -0-
             Amortization of intangibles and discount on
               subordinated notes                                           1,144         1,305          1,393
             Other, net                                                    (6,618)       12,543          4,072
                                                                     -------------  ------------   ------------
               Net cash provided by (used in)operating activities)          3,697        (1,581)       (19,582)

         Cash flows from investing activities:
           Loans purchased from subsidiary                               (317,520)      (80,661)          -0-
           Capital contributed to subsidiaries                           (171,007)     (203,769)      (500,225)
           Dividends received from subsidiary                             731,215       515,225        830,000
           Purchases of securities available for sale                         (15)       (2,878)      (306,590)
           Sales of securities available for sale                          73,648        11,944          6,182
           Matured securities available for sale                              -0-        50,000        350,000
           Decrease (increase) in overnight notes receivable
             from subsidiary                                                3,169       (76,146)           -0-
           Decrease (increase) in other investments                       179,997       (27,602)       364,717
           Issuances of notes receivable from subsidiaries               (200,000)     (600,000)    (2,501,500)
           Repayments of notes receivable from subsidiaries                   -0-       600,000      1,901,500
                                                                     -------------  ------------   ------------
             Net cash provided by investing activities                    299,487       186,113        144,084

         Cash flows from financing activities:
           Repayment of subordinated notes                               (200,000)     (115,000)           -0-
           Dividends on common stock                                      (29,488)      (25,903)       (22,893)
           Exercise of stock options                                       17,738         8,456          8,683
           Purchase and retirement of Company stock                       (80,323)      (48,351)      (105,756)
                                                                     -------------  ------------   ------------
             Net cash used in financing activities                       (292,073)     (180,798)      (119,966)

         Net increase in cash                                              11,111         3,734          4,536
         Cash at beginning of period                                       10,826         7,092          2,556
                                                                     -------------  ------------   ------------
         Cash at end of period                                          $  21,937     $  10,826       $  7,092
                                                                     =============  ============   ============

         Supplemental cash flow information:
           Loans contributed to subsidiary                           $    317,520     $  80,661       $    -0-

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued
             -----------------------------------------------------

                  Years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands except per share figures)

NOTE  W - Selected Quarterly Financial Data (Unaudited)


                                                                              1998
                                                 ----------------------------------------------------------------
                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                  March 31          June 30       September 30      December 31
                                                --------------   --------------   --------------   --------------
   Interest income                                 $  755,203    $     740,569       $  744,457    $     722,324
   Interest expense                                   511,489          501,372          506,315          476,055
                                                --------------   --------------   --------------   --------------

   Net interest income                                243,714          239,197          238,142          246,269

   Provision for loan losses                            2,965            2,682            3,130            2,483
   Non-interest income                                 26,003           43,097           30,823           37,690
   Non-interest expense                                83,674           87,036           87,505           96,292
                                                --------------   --------------   --------------   --------------

   Earnings before taxes on income and
     extraordinary item                               183,078          192,576          178,330          185,184
   Taxes on income                                     72,997           75,626           70,309           73,145
                                                --------------   --------------   --------------   --------------

   Earnings before extraordinary item                 110,081          116,950          108,021          112,039
   Extraordinary item                                  (7,710)             -0-           (4,801)             -0-
                                                --------------   --------------   --------------   --------------

   Net earnings                                    $  102,371     $    116,950     $    103,220    $     112,039
                                                ==============   ==============   ==============   ==============

   Basic earnings per share before
     extraordinary item                            $     1.92     $       2.04     $       1.87    $        1.97
   Extraordinary item                                    (.13)            0.00             (.08)            0.00
                                                --------------   --------------   --------------   --------------

   Basic earnings per share                        $     1.79     $       2.04     $       1.79    $        1.97
                                                ==============   ==============   ==============   ==============

   Diluted earnings per share before
     extraordinary item                            $     1.89     $       2.01     $       1.85    $        1.95
   Extraordinary item                                    (.13)            0.00             (.08)            0.00
                                                --------------   --------------   --------------   --------------

   Diluted earnings per share                      $     1.76     $       2.01     $       1.77    $        1.95
                                                ==============   ==============   ==============   ==============

   Cash dividends per share                        $     .125     $       .125     $       .125    $         .14
                                                ==============   ==============   ==============   ==============


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

                                      F-34