Form 10-Q
period 1999-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 1999-05-13
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended March 31, 1999              Commission File Number 1-4629


                        GOLDEN WEST FINANCIAL CORPORATION
--------------------------------------------------------------------------------


          Delaware                                      95-2080059
----------------------------------------   -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1901 Harrison Street, Oakland, California                            94612
-----------------------------------------                        ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             (510) 446-3420
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

         The number of shares outstanding of the registrant's common stock on April 30, 1999, was 56,096,399 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 1999, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                         March 31       March 31     December 31
                                                                           1999           1998           1998
                                                                        ------------  -------------  -------------
                                                                               (Unaudited)
                                                                        ---------------------------

Assets:
  Cash                                                                  $   196,974    $   177,913    $   250,875
  Securities available for sale at fair value                               331,937        628,235        377,005
  Other investments at cost                                               1,154,996        389,044        422,385
  Purchased mortgage-backed securities available for sale
    at fair value                                                           103,290        148,740        113,585
  Purchased mortgage-backed securities held to maturity
    at cost                                                                 518,887        718,733        572,376
  Mortgage-backed securities held to maturity with recourse at cost       3,576,300      3,424,636      3,884,347
  Mortgage-backed securities REMICs held to maturity                      5,008,319            -0-      5,461,657
  Loans receivable                                                       26,020,901     32,723,855     25,721,288
  Interest earned but uncollected                                           186,761        213,590        209,328
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         790,955        599,960        780,303
  Real estate held for sale or investment                                    30,310         48,187         45,696
  Prepaid expenses and other assets                                         472,851        347,264        357,363
  Premises and equipment--at cost less accumulated depreciation             273,612        249,263        272,521
                                                                        ------------  -------------  -------------
                                                                        $38,666,093    $39,669,420    $38,468,729
                                                                        ============  =============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                              $26,395,440    $24,559,270    $26,219,095
  Advances from Federal Home Loan Banks                                   6,114,548      7,645,830      6,163,472
  Securities sold under agreements to repurchase                            692,624      2,184,991      1,252,469
  Federal funds purchased                                                   475,000        500,000            -0-
  Accounts payable and accrued expenses                                     544,818        512,497        468,213
  Taxes on income                                                           370,842        341,043        329,409
  Subordinated notes--net of discount                                       912,033      1,110,828        911,753
  Stockholders' equity                                                    3,160,788      2,814,961      3,124,318
                                                                        ------------  -------------  -------------
                                                                        $38,666,093    $39,669,420    $38,468,729
                                                                        ============  =============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended
                                                               March 31
                                                    ----------------------------
                                                        1999           1998
                                                    -------------   ------------
  Interest Income:
      Interest on loans                               $  476,244     $  628,878
      Interest on mortgage-backed securities             168,751         72,195
      Interest and dividends on investments               49,966         54,130
                                                    -------------   ------------
                                                         694,961        755,203
  Interest Expense:
      Interest on deposits                               307,567        315,210
      Interest on advances                                86,751        123,560
      Interest on repurchase agreements                   13,547         32,936
      Interest on other borrowings                        36,395         39,783
                                                    -------------   ------------
                                                         444,260        511,489
                                                    -------------   ------------
          Net Interest Income                            250,701        243,714
  Provision for loan losses                                  574          2,965
                                                    -------------   ------------
          Net Interest Income after Provision
              for Loan Losses                            250,127        240,749
  Non-Interest Income:
      Fees                                                16,159         12,947
      Gain on the sale of securities, MBS, and loans      10,063          2,507
      Other                                                9,077         10,549
                                                    -------------   ------------
                                                          35,299         26,003
  Non-Interest Expense:
      General and administrative:
          Personnel                                       51,798         46,536
          Occupancy                                       16,287         14,169
          Deposit insurance                                1,393          1,612
          Advertising                                      2,179          2,246
          Other                                           21,389         19,111
                                                    -------------   ------------
                                                          93,046         83,674
  Earnings before Taxes on Income and
      Extraordinary Item                                 192,380        183,078
      Taxes on Income                                     72,012         72,997
                                                    -------------   ------------
  Earnings before Extraordinary Item                     120,368        110,081
  Extraordinary Item:
  Federal Home Loan Bank advance prepayment
      penalty, net of tax benefit                            -0-         (7,710)
                                                    -------------   ------------
  Net Earnings                                        $  120,368     $  102,371
                                                    =============   ============

  Basic earnings per share before extraordinary       $     2.13     $     1.92
  item
  Basic earnings per share on extraordinary
      item, net of tax benefit                              0.00           (.13)
                                                    -------------   ------------
  Basic earnings per share                            $     2.13     $     1.79
                                                    =============   ============

  Diluted earnings per share before extraordinary     $     2.11     $    1.89
  item
  Diluted earnings per share on extraordinary item,
      net of tax benefit                                    0.00           (.13)
                                                    -------------   ------------
  Diluted earnings per share                          $     2.11     $     1.76
                                                    =============   ============


                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Three Months Ended
                                                                   March 31
                                                          ----------------------------
                                                             1999            1998
                                                          ------------   -------------
 Cash Flows from Operating Activities:
  Net earnings                                             $  120,368      $  102,371
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Extraordinary item                                            -0-          13,035
    Provision for loan losses                                     574           2,965
    Amortization of loan fees and discounts                    (6,194)         (5,105)
    Depreciation and amortization                               6,937           5,724
    Loans originated for sale                                (287,064)       (121,539)
    Sales of loans                                            535,344         131,940
    Decrease  in interest earned but uncollected               22,567           3,333
    Federal Home Loan Bank stock dividends                    (20,967)        (17,383)
    Increase in prepaid expenses and other assets            (106,244)        (91,604)
    Increase in accounts payable and accrued expenses          66,855          58,824
    Increase in taxes on income                                62,640          63,938
    Other, net                                                 (1,249)         (4,427)
                                                          ------------   -------------
      Net cash provided by operating activities               393,567         142,072

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio         (1,790,916)     (1,345,654)
    Real estate loans purchased                                  (460)         (1,047)
    Other, net                                                (10,581)        (10,817)
                                                          ------------   -------------
                                                           (1,801,957)    ( 1,357,518)
  Real estate loan principal payments:
    Monthly payments                                          151,930         174,919
    Payoffs, net of foreclosures                            1,168,958       1,177,369
                                                          ------------   -------------
                                                            1,320,888       1,352,288

  Repayments of mortgage-backed securities                    750,827         148,520
  Proceeds from sales of real estate                           40,407          51,405
  Purchases of securities available for sale                 (150,014)           (22)
  Sales of securities available for sale                            9             223
  Matured securities available for sale                       154,208          10,042
  Increase in other investments                              (732,611)       (136,396)
  Purchases of Federal Home Loan Bank stock                       -0-            (990)
  Additions to premises and equipment                          (8,397)        (15,063)
                                                          ------------   -------------
    Net cash provided by (used in) investing activities      (426,640)         52,489

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                          Three Months Ended
                                                                March 31
                                                       --------------------------
                                                          1999           1998
                                                       -----------    -----------
   Cash Flows from Financing Activities:
       Deposit activity:
       Increase (decrease) in deposits, net             $ (69,200)    $  204,135
       Interest credited                                  245,545        245,418
                                                       -----------    -----------
                                                          176,345        449,553

     Additions to Federal Home Loan Bank advances       1,508,650        711,200
     Repayments of Federal Home Loan Bank advances     (1,557,573)    (1,587,707)
     Proceeds from agreements to repurchase securities         95      1,255,890
     Repayments of agreements to repurchase securities   (559,940)    (1,404,947)
     Repayments of medium-term notes                          -0-       (110,000)
     Increase in federal funds purchased                  475,000        500,000
     Dividends on common stock                             (7,921)        (7,140)
     Exercise of stock options                              2,067          4,262
     Purchase and retirement of Company stock             (57,551)          -0-
                                                       -----------    -----------
       Net cash used in financing activities              (20,828)      (188,889)
                                                       -----------    -----------
   Net Increase (Decrease) in Cash                        (53,901)         5,672
   Cash at beginning of period                            250,875        172,241
                                                       -----------    -----------
   Cash at end of period                                $ 196,974      $ 177,913
                                                       ===========    ===========

   Supplemental cash flow information:
     Cash paid for:
       Interest                                         $ 435,393      $ 507,374
       Income taxes                                         9,486          3,831
     Cash received for interest and dividends             717,528        758,536
     Noncash investing activities:
       Loans converted from adjustable rate to
           fixed-rate                                     171,370          8,374
       Loans transferred to foreclosed real estate         20,072         31,561
       Adjustable rate loans securitized into
           mortgage-backed securities with recourse           -0-        500,992

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                      For the Three Months Ended March 31, 1999
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------

Balance at January 1, 1999         $ 5,686    $ 122,159    $2,781,925     $    214,548   $ 3,124,318
Comprehensive income:
  Net earnings                         -0-          -0-       120,368              -0-       120,368     $   120,368
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-           -0-          (20,118)      (20,118)        (20,118)
  Reclassification adjustment
    for gains included in income       -0-          -0-           -0-             (375)         (375)           (375)
                                                                                                       --------------
    Comprehensive Income                                                                                  $   99,875
                                                                                                       ==============
Cash dividends on common
  stock ($.14 per share)               -0-          -0-         (7,921)            -0-         (7,921)
Common stock issued upon
  exercise of stock options,
  including tax benefits                 7        2,060           -0-              -0-          2,067
Purchase and retirement of
  Company stock                        (62)         -0-        (57,489)            -0-        (57,551)
                                 ----------  -----------   ------------   --------------  -------------
Balance at March 31, 1999          $ 5,631    $ 124,219    $ 2,836,883     $   194,055    $ 3,160,788
                                 ==========  ===========   ============   ==============  =============

                                                      For the Three Months Ended March 31, 1998
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------

Balance at January 1, 1998         $ 5,707     $ 85,532    $2,457,055     $   149,737    $ 2,698,031
Comprehensive income:
  Net earnings                         -0-          -0-       102,371             -0-        102,371     $   102,371
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-           -0-          17,434         17,434          17,434
  Reclassification adjustment
    for losses included in income      -0-          -0-           -0-               3              3               3
                                                                                                       --------------
    Comprehensive Income                                                                                 $   119,808
                                                                                                       ==============
Cash dividends on common
  stock ($.125 per share)              -0-          -0-        (7,140)            -0-         (7,140)
Common stock issued upon
  exercise of stock options,
  including tax benefits                12        4,250           -0-             -0-          4,262
                                 ----------  -----------   ----------   --------------  -------------
Balance at March 31, 1998          $ 5,719     $ 89,782    $2,552,286     $   167,174    $ 2,814,961
                                 ==========  ===========   ==========   ==============  =============

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the three month periods ended March 31, 1999, and 1998, respectively.

         The following narrative is written with the presumption that the users have read or have access to the Company's 1998 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

         NEW ACCOUNTING PRONOUNCEMENTS

         In  1998,  Golden  West  adopted  Statement  of  Financial   Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company operates as a single segment and, therefore, SFAS 131 had no effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of assessing the impact of this statement on its financial statements and results of operations.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                          March 31        March 31         December 31
                                                            1999            1998              1998
                                                       -------------    ------------     --------------
 Assets                                                $ 38,666,093    $ 39,669,420       $ 38,468,729
 Loans receivable including mortgage-backed securities   35,227,697      37,015,964         35,753,253
 Deposits                                                26,395,440      24,559,270         26,219,095
 Stockholders' equity                                     3,160,788       2,814,961          3,124,318
 Stockholders' equity/total assets                            8.17%           7.10%              8.12%
 Book value per common share                           $      56.13    $      49.22       $      54.95
 Common shares outstanding                               56,312,799      57,190,004         56,861,124
 Diluted common shares outstanding                       56,883,065      58,108,240         57,429,914
 Yield on loan portfolio                                      7.25%           7.57%              7.36%
 Yield on mortgage-backed securities                          7.02%           7.23%              7.20%
 Yield on investments                                         5.55%           6.53%              5.53%
 Yield on earning assets                                      7.14%           7.51%              7.30%
 Cost of deposits                                             4.58%           5.02%              4.67%
 Cost of borrowings                                           5.73%           6.02%              5.87%
 Cost of funds                                                4.85%           5.33%              4.96%
 Yield on earning assets less cost of funds                   2.29%           2.18%              2.34%
 Ratio of nonperforming assets to total assets                 .72%            .93%               .79%
 Ratio of troubled debt restructured to total assets           .04%            .10%               .06%
 World Savings Bank, a Federal Savings Bank:
   Total assets                                        $ 31,893,907    $ 25,820,982       $ 31,912,264
   Net worth                                              2,248,514       1,769,860          2,164,854
   Net worth/total assets                                     7.05%           6.85%              6.78%
   Regulatory capital ratios:
     Core capital                                             7.04%           6.84%              6.77%
     Risk-based capital                                      13.18%          13.51%             12.93%
 World Savings and Loan Association:
   Total assets                                        $  6,433,946    $ 25,820,982       $  6,810,266

   Net worth                                                701,150       1,087,367            687,778
   Net worth/total assets                                    10.90%           7.64%             10.10%
   Regulatory capital ratios:
     Core capital                                             8.21%           6.62%              7.25%
     Risk-based capital                                      18.23%          13.90%             16.24%
 World Savings Bank, a State Savings Bank:
   Total assets                                        $  3,508,260    $    132,201       $  3,519,046
   Net worth                                                190,175          12,166            186,411
   Net worth/total assets                                     5.42%           9.19%              5.30%
   Regulatory capital ratios:
     Tier 1 leverage capital                                  5.35%           9.43%              5.26%
     Total risk-based capital                                25.81%          17.49%             25.15%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                               Three Months Ended
                                    March 31
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
  New real estate loans originated                    $2,077,980    $1,467,193
  Average yield on new real estate loans                   7.60%         7.76%
  Current average rate on new real estate loans (a)        6.14%         6.39%
  Increase in deposits (b)                            $  176,345    $  449,553
  Earnings before extraordinary item                     120,368       110,081
  Net earnings                                           120,368       102,371
  Basic earnings per share before extraordinary item        2.13          1.92
  Diluted earnings per share before extraordinary item      2.11          1.89
  Basic earnings per share                                  2.13          1.79
  Diluted earnings per share                                2.11          1.76
  Cash dividends on common stock                             .14          .125
  Average common shares outstanding                   56,580,974    57,126,696
  Average diluted common shares outstanding           57,145,979    58,008,840
  Ratios:(c)
    Net earnings/average net worth (ROE)(d)               15.31%        14.83%
    Net earnings/average assets (ROA)(d)                   1.25%         1.03%
    Net interest income/average assets                     2.61%         2.45%
    General and administrative expense/average assets       .97%          .84%

(a) The current rate reflects that the actual rate being paid by the borrower at time of origination.
(b) Includes a decrease of $525 million of wholesale deposits for the quarter ended March 31, 1998.
(c) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
(d) The ratios for the quarter ended March 31, 1998 include the extraordinary item. The ratios for the quarter ended March 31, 1998 excluding the extraordinary item are: ROE 15.95% and ROA 1.11%.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 1999 and 1998, and December 31, 1998. The reader is referred to page 53 of the Company's 1998 Annual Report on Form 10-K for similar information for the years 1995 through 1998 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.


                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                March 31
                                                           --------------------           December 31
                                                            1999         1998                1998
                                                           -------      -------          -------------
       Assets:
          Cash and investments                                4.4%         3.0%                   2.7%
          Mortgage-backed securities                         23.8         10.8                   26.1
          Loans receivable                                   67.3         82.5                   66.9
          Other assets                                        4.5          3.7                    4.3
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           68.3%        61.9%                  68.1%
          Federal Home Loan Bank advances                    15.8         19.3                   16.0
          Securities sold under agreements to repurchase      1.8          5.5                    3.3
          Federal funds purchased                             1.2          1.3                    0.0
          Other liabilities                                   2.3          2.1                    2.1
          Subordinated debt                                   2.4          2.8                    2.4
          Stockholders' equity                                8.2          7.1                    8.1
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======

         During 1998, the Company securitized $8.2 billion of loans into mortgage-backed securities which caused the percentage of mortgage-backed securities to total assets to increase from March 31, 1998 to March 31, 1999 and the percentage of loans receivable to total assets to decrease from March 31, 1998 to March 31, 1999. For further discussion, see pages 12 and 13.

         As the above table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities. The disparity between the repricing (maturity, prepayment, or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

         The following gap table shows that, as of March 31, 1999, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 1999
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                       -------------------------------------------------------------------
                                         0 - 3         4 - 12        1 - 5         Over 5
                                         Months        Months        Years          Years        Total
                                       -----------   -----------   -----------   ------------  -----------
Interest-Earning Assets:
  Investments                            $  1,158     $      32      $     69       $    228     $  1,487
  Mortgage-backed securities                8,664            91           285            167        9,207
  Loans receivable:
    Rate-sensitive                         21,656         1,952           149            -0-       23,757
    Fixed-rate                                130           339         1,007            663        2,139
  Other(b)                                    949           -0-           -0-            -0-          949
  Impact of interest rate swaps               545           135          (663)           (17)         -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 33,102     $   2,549      $    847       $  1,041     $ 37,539
                                       ===========   ===========   ===========   ============  ===========
Interest-Bearing Liabilities(c):
  Deposits                               $ 14,477     $  10,368      $  1,547       $      3     $ 26,395
  FHLB advances                             5,500           200           122            293        6,115
  Other borrowings                          1,361             7           712            -0-        2,080
  Impact of interest rate swaps               234          (113)         (121)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 21,572     $  10,462      $  2,260       $    296     $ 34,590
                                       ===========   ===========   ===========   ============  ===========

Repricing gap                            $ 11,530     $  (7,913)     $ (1,413)      $    745
                                       ===========   ===========   ===========   ============

Cumulative gap                           $ 11,530     $   3,617      $  2,204       $  2,949
                                       ===========   ===========   ===========   ============

Cumulative gap as a percentage of
    total assets                            29.8%          9.4%          5.7%
                                       ===========   ===========   ===========

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association
(WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At March 31, 1999 and 1998 and at December 31, 1998, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas requires insured institutions, such as World Savings Bank, SSB (WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

         At March 31, 1999 and 1998, and December 31, 1998, the Company had securities available for sale in the amount of $332 million, $628 million, and $377 million, respectively, including unrealized gains on securities available for sale of $317 million, $275 million, and $358 million, respectively. At March 31, 1999 and 1998, and December 31, 1998, the Company had no securities held for trading in its investment securities portfolio.

         Included in the Company's investment portfolio at March 31, 1999 and 1998, and December 31, 1998, were collateralized mortgage obligations (CMOs) in the amount of $194 million, $61 million, and $196 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At March 31, 1999, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

         LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

         The Company invests in whole loans and mortgage-backed securities (MBS) and, from time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs) that are available to be used as collateral for borrowings. At March 31, 1999 and 1998, and December 31, 1998, the balance of loans receivable including mortgage backed securities was $35.2 billion, $37.0 billion, and $35.8 billion, respectively. Included in the $35.2 billion at March 31, 1999, was $3.6 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company and $5.0 billion of MBS-REMICs. Included in the $35.8 billion at December 31, 1998, was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company and $5.5 billion of MBS-REMICs. Included in the $37.0 billion at March 31, 1998, was $3.4 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company

         At March 31, 1999 and 1998, and December 31, 1998, the Company had MBS held to maturity in the amount of $9.1 billion, $4.1 billion, and $9.9 billion, respectively. At March 31, 1999 and 1998, and December 31, 1998, the Company had MBS available for sale in the amount of $103 million, $149 million, and $114 million, respectively, including unrealized gains on MBS available for sale of $4 million, $8 million, and $5 million, respectively. At March 31, 1999 and 1998 and December 31, 1998, the Company had no trading MBS.

         During 1998, the Company securitized $6.4 billion of mortgage loans into MBS-REMICs. MBS-REMICs are being used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, MBS-REMICs are classified as MBS held to maturity.

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

         Repayments of MBS during the first quarter of 1999 were $751 million compared to $149 million in the same period of 1998. MBS repayments were higher during the first three months of 1999 as compared to the first three months of 1998 due to an increase in total MBS outstanding and an increase in the prepayment rate of the underlying mortgages.

         LOAN VOLUME

         New loan originations for the three months ended March 31, 1999, amounted to $2.1 billion compared to $1.5 billion for the same period in 1998. The high volume of originations during 1999 was due to a continued strong demand for home loans for both purchases and refinances. Refinanced loans constituted 49% of new loan originations for the three months ended March 31, 1999, compared to 44% for the three months ended March 31, 1998.

         Loans originated for sale amounted to $287 million for the three months ended March 31, 1999, compared to $122 million for the same period in 1998. In addition, during the first three months of 1999, $171 million of loans were converted from adjustable rate to fixed rate compared to $8 million for the same period in 1998. The Company sold $535 million and $132 million of fixed-rate loans for the three months ended March 31, 1999 and 1998, respectively.

         At March 31, 1999, the Company had lending operations in 27 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 1999, 64% of total loan originations were on residential properties in California compared to 59% for the same period in 1998. The five largest states, other than California, for originations for the three months ended March 31, 1999, were Florida, Texas, Washington, Arizona, and Illinois with a combined total of 19% of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse and MBS-REMICs) that is comprised of residential loans in California was 65% at March 31, 1999 compared to 66% at March 31, 1998 and December 31, 1998.

         The Company originates adjustable rate mortgages tied to various indexes, including the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

         The following table shows the distribution of ARM originations by index for the first quarter of 1999 and 1998.

                                     TABLE 3


                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                       March 31
                              ----------------------------
        ARM Index                1999           1998
--------------------------    ------------   ------------
COFI                          $   548,633    $   989,904
COSI                            1,077,388        133,248
TCM                                38,650        163,975
                              ------------   ------------
                              $ 1,664,671    $ 1,287,127
                              ============   ============



         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at March 31, 1999 and 1998 and December 31, 1998.


                                     TABLE 4

                      Adjustable Rate Mortgage Portfolio by
                   Index (Including ARM MBS with recourse and
                                 ARM MBS-REMICs)
                             (Dollars in thousands)

                                         March 31
                              --------------------------------     December 31
        ARM Index                 1999              1998              1998
--------------------------    --------------   ---------------   ---------------
COFI                           $ 28,354,954      $ 33,142,963      $ 29,761,484
COSI                              2,720,655           146,704         1,703,283
TCM                               1,250,474           239,752         1,256,775
Other                               185,290           269,948           201,756
                              --------------   ---------------   ---------------
                               $ 32,511,373      $ 33,799,367      $ 32,923,298
                              ==============   ===============   ===============

         The tables on the following two pages show the Company's loan portfolio by state at March 31, 1999 and 1998.

                                     TABLE 5

                             Loan Portfolio by State
                                 March 31, 1999
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $19,452,910    $3,301,332      $   204       $  37,569     $22,792,015       65.43%
Florida              1,473,511        17,745            2             681       1,491,939        4.28
Texas                1,385,186        63,824          488           1,310       1,450,808        4.17
Illinois             1,120,218       142,985          -0-             -0-       1,263,203        3.63
New Jersey           1,187,975           -0-          -0-           4,557       1,192,532        3.42
Colorado               920,537       186,859          -0-           5,510       1,112,906        3.20
Washington             553,257       433,808          -0-             677         987,742        2.84
Arizona                737,057        22,555          -0-             -0-         759,612        2.18
Other (b)            3,719,381        46,293           63          12,720       3,778,457       10.85
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $30,550,032    $4,215,401      $   757       $  63,024      34,829,214      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 deferred loan fees                                                         (3,647)
Loan discount on purchased loans                                                   (2,878)
Undisbursed loan funds                                                             (2,928)
Allowance for loan losses                                                        (236,476)
Loans to facilitate (LTF) interest reserve                                           (361)
Troubled debt restructured (TDR) interest reserve                                  (1,372)
Loans on deposits                                                                  23,968
                                                                              ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                            34,605,520
Loans securitized into FNMA MBS with recourse and MBS-REMICs                   (8,584,619)(c)
                                                                              ------------
     Total loan portfolio                                                     $26,020,901
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the March 31, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

                                     TABLE 6

                             Loan Portfolio by State
                                 March 31, 1998
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $20,559,134    $3,441,030      $   227       $  46,376     $24,046,767       66.06%
Florida              1,391,624        19,980            7             825       1,412,436        3.88
Texas                1,401,536        84,865          557           1,435       1,488,393        4.09
Illinois             1,207,662       165,490          -0-           1,576       1,374,728        3.78
New Jersey           1,247,812           399          -0-           5,372       1,253,583        3.44
Colorado             1,084,163       223,494          -0-           6,992       1,314,649        3.61
Washington             530,491       410,124          -0-             712         941,327        2.59
Arizona                765,220        36,671          -0-             541         802,432        2.20
Other (b)            3,701,019        52,545           86          15,385       3,769,035       10.35
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $31,888,661    $4,434,598      $   877       $  79,214      36,403,350      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 deferred loan fees                                                        (33,962)
Loan discount on purchased loans                                                   (3,689)
Undisbursed loan funds                                                             (3,579)
Allowance for loan losses                                                        (237,186)
Loans to facilitate interest reserve                                                 (570)
Troubled debt restructured interest reserve                                        (3,042)
Loans on deposits                                                                  27,169
                                                                              ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse    36,148,491
Loans securitized into FNMA MBS with recourse                                  (3,424,636)(c)
                                                                              ------------
     Total loan portfolio                                                     $32,723,855
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the March 31, 1998 balances of loans that were securitized and retained as FNMA MBS with recourse.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 93% at March 31, 1999 compared to 92% at March 31, 1998 and December 31, 1998. The Company's ARM originations for the first three months of 1999 constituted 80% of new mortgage loans made in 1999 compared to 87% for the first three months of 1998.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.59%, or 5.47% above the actual weighted average rate at March 31, 1999, versus 12.72%, or 5.28% above the weighted average rate at March 31, 1998.

         Approximately $4.5 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 1999, $498 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.69% at March 31, 1999 compared to 7.75% at March 31, 1998. Without the floor, the average rate on these loans would have been 6.88% at March 31, 1999 and 7.24% at March 31, 1998.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 1999, loan repayments were $1.3 billion compared to $1.4 billion in the same period of 1998. Although the balance of loans receivable was smaller due largely to the securitization of loans into MBS, prepayments remained high due to the strong refinance and home sale activity.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. Capitalized mortgage servicing rights are included in "Prepaid expenses and other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights at March 31, 1999 and 1998.


                                     TABLE 7

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                        Three Months Ended
                                                                            March 31
                                                                  ---------------------------
                                                                      1999           1998
                                                                  ------------   ------------
  Beginning balance of capitalized mortgage servicing rights         $ 28,635       $ 11,116
  New capitalized mortgage servicing rights from loan sales             8,968          2,151
  Amortization of capitalized mortgage servicing rights                (2,353)         (892)
                                                                  ------------   ------------
  Ending balance of capitalized mortgage servicing rights            $ 35,250       $ 12,375
                                                                  ============   ============

     The book value of Golden West's servicing rights did not exceed the fair value at March 31, 1999 or 1998 and, therefore, no write-down of the servicing rights to their fair value was necessary.

         ASSET QUALITY

         One measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers adversely impacted by economic conditions.

         The following table shows the components of the Company's NPAs and TDRs and the various ratios to total assets.


                                     TABLE 8

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                           March 31
                                                   --------------------------     December 31
                                                      1999           1998           1998
                                                   -----------    -----------   --------------
Non-accrual loans                                   $ 252,043      $ 319,324       $ 262,332
Real estate acquired through foreclosure               27,106         47,696          42,572
Real estate in judgment                                   154             69              74
                                                   -----------    -----------    ------------
Total nonperforming assets                          $ 279,303      $ 367,089       $ 304,978
                                                   ===========    ===========    ============

TDRs                                                $  16,575      $  38,686       $  22,774
                                                   ===========    ===========    ============

Ratio of NPAs to total assets                            .72%           .93%            .79%
                                                   ===========    ===========    ============

Ratio of TDRs to total assets                            .04%           .10%            .06%
                                                   ===========    ===========    ============

Ratio of NPAs and TDRs to total assets                   .76%          1.03%            .85%
                                                   ===========    ===========    ============

         The lower NPAs at March 31, 1999 as compared to March 31, 1998 reflect the strong California economy and housing market. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $2 million compared to $3 million for the same period in 1998. Interest foregone on TDRs amounted to $135 thousand for the three months ended March 31, 1999, compared to $286 thousand for the three months ended March 31, 1998.

         The tables on the following page show the Company's nonperforming assets by state as of March 31, 1999 and 1998.

                                     TABLE 9

                          Nonperforming Assets by State
                                 March 31, 1999
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ----------------------------------     ------------------------------
                          Residential        Commercial                          Commercial                 NPAs as
                          Real Estate           Real            Residential         Real        Total       a% of
      State             1 -4         5+        Estate         1 - 4       5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $161,884     $ 3,392     $  1,808      $22,736     $  -0-     $  -0-    $ 189,820      .83%
Florida                 16,841         -0-           78        1,134        -0-        -0-       18,053     1.21
Texas                    7,111         -0-          -0-          491        -0-        -0-        7,602      .52
Illinois                12,134         218          -0-        1,394        -0-        -0-       13,746     1.09
New Jersey              15,695         -0-          373          743        -0-        -0-       16,811     1.41
Colorado                 1,636         -0-            3          -0-        -0-        -0-        1,639      .15
Washington               2,102         -0-          -0-          -0-        -0-        -0-        2,102      .21
Arizona                  2,304         -0-          -0-           64        -0-        -0-        2,368      .31
Other (c)               26,380          84          -0-        1,268        -0-        -0-       27,732      .73
                      ---------   ---------  -----------     --------  ---------  ---------   ----------    -----
  Totals              $246,087     $ 3,694     $  2,262      $27,830     $  -0-     $  -0-      279,873      .80%
                      =========   =========  ===========     ========  =========  =========

REO general valuation allowance                                                                    (570)     (.00)
                                                                                              ----------    -----
Total nonperforming assets                                                                    $ 279,303      .80%
                                                                                              ==========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The March 31, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.


                                    TABLE 10

                          Nonperforming Assets by State
                                 March 31, 1998
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                 Real Estate Owned
                      --------------------------------     -------------------------------
                          Residential       Commercial                          Commercial                 NPAs as
                          Real Estate          Real            Residential         Real        Total        a% of
      State             1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  ---------     --------   ---------  ---------    ---------    ---------
California            $224,419     $ 7,827    $ 1,463      $42,586     $ 1,506     $  -0-     $277,801     1.16%
Florida                 12,565         -0-        188          482         -0-        -0-       13,235      .94
Texas                    8,284         -0-        -0-          935         -0-        -0-        9,219      .62
Illinois                11,030         221        -0-          612         -0-        -0-       11,863      .86
New Jersey              18,194         -0-        201          422         -0-        -0-       18,817     1.50
Colorado                 1,624         114         68           77         -0-        -0-        1,883      .14
Washington               1,969         -0-        -0-          544         -0-        -0-        2,513      .27
Arizona                  1,756         -0-        -0-          244         -0-        -0-        2,000      .25
Other (c)               29,340          41         20        1,216         162         11       30,790      .82
                      ---------   ---------  ---------     --------   ---------  ---------    ---------    -----
  Totals              $309,181     $ 8,203    $ 1,940      $47,118     $ 1,668     $   11      368,121     1.01%
                      =========   =========  =========     ========   =========  =========

REO general valuation allowance                                                                 (1,032)    (.00)
                                                                                              ---------    -----
Total nonperforming assets                                                                    $367,089     1.01%
                                                                                              =========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b)  The March 31, 1998 balances  include loans that were  securitized into FNMA
     MBS.
(c)  Includes states with loans less than 2% of total loans.

         The Company provides specific valuation allowances for losses on loans when impaired, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998.


                                    TABLE 11

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                          Three Months Ended
                                                                               March 31
                                                                       ------------------------
                                                                         1999          1998
                                                                       ----------   -----------
  Beginning allowance for loan losses                                  $ 244,466     $ 233,280
  Provision charged to expense                                               574         2,965
  Transfer allowance to reserve for losses
    on loans sold or securitized and retained                             (9,750)          -0-
  Less loans charged off, net                                                -0-           -0-
  Add recoveries                                                           1,186           941
                                                                       ----------   -----------
  Ending allowance for loan losses                                     $ 236,476     $ 237,186
                                                                       ==========   ===========
  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse and MBS-REMICs)               (.01%)        (.01%)
                                                                       ==========   ===========

         As previously mentioned, the Company has securitized loans with recourse from its portfolio into MBS and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity and the Company is liable for losses on the loans underlying these securities. Because these loans underlying the MBS and MBS-REMICs are similar in all respects to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for this reserve for losses on loans sold or securitized and retained is included in accounts payable and accrued expenses.

         The table below shows the changes in the reserve for losses on loans sold or securitized and retained for the three months ended March 31, 1999 and 1998.


                                    TABLE 12

    Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained (Dollars in thousands)

                                                                          Three Months Ended
                                                                               March 31
                                                                       ------------------------
                                                                         1999          1998
                                                                       ----------   -----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained                      $  2,256       $   886
  Initial recourse at time of sale                                           543           137
  Transfer from allowance for loan losses                                  9,750           -0-
                                                                       ----------   -----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained                      $ 12,549       $ 1,023
                                                                       ==========   ===========


         The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was 89.2% and 64.9% at March 31, 1999 and 1998, respectively. At March 31, 1999 and 1998, the ratio to total loans (including MBS with recourse and MBS-REMICs) of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was .72% and .66%, respectively.

         DEPOSITS

         Retail deposits increased during the first quarter of 1999 by $176 million, including interest credited of $246 million, compared to an increase of $975 million, including interest credited of $245 million, in the first quarter of 1998. Retail deposits increased during the first three months of 1999 and 1998 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At March 31, 1999 and 1998, transaction accounts (which includes checking, passbook, and money market accounts) represented 37% and 23%, respectively, of the total balance of deposits.

         Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at March 31, 1999 or at March 31, 1998.

         The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 1999 and 1998.


                                    TABLE 13

                                    Deposits
                              (Dollars in millions)

                                                                                 March 31
                                                           ---------------------------------------------------
                                                                     1999                       1998
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts                       2.15%     $     113        2.10%      $     81
      Passbook accounts                                        1.82            517        2.11            527
      Money market deposit accounts                            4.15          9,191        4.15          5,074
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      4.49          5,543        5.17          8,734
        1 to 2 years                                           5.03          7,592        5.46          6,292
        2 to 3 years                                           5.34          1,438        5.46          1,495
        3 to 4 years                                           5.26            357        5.45            396
        4 years and over                                       5.62          1,097        5.71          1,256
      Retail jumbo CDs                                         4.79            547        5.45            703
      Wholesale CDs                                            0.00            -0-        0.00            -0-
      All other                                                0.00            -0-        7.38              1
                                                                        -----------               ------------
                                                                         $  26,395                   $ 24,559
                                                                        ===========               ============


                                                                            1999                      1998
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                          $   9,821                   $  5,682
        Maturity within one year                                            15,024                     16,465
        1 to 5 years                                                         1,547                      2,411
        Over 5 years                                                             3                          1
                                                                        -----------               ------------
                                                                         $  26,395                   $ 24,559
                                                                        ===========               ============

* Weighted average interest rate, including the impact of interest rate swaps.

         At March 31, the weighted average cost of deposits was 4.58% (1999) and 5.02% (1998).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $6.1 billion at March 31, 1999, compared to $7.6 billion and $6.2 billion at March 31, 1998, and December 31, 1998, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See Extraordinary Item discussion on page 31.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $693 million, $2.2 billion, and $1.3 billion at March 31, 1999 and 1998, and December 31, 1998, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities in accordance with SFAS 125 and SFAS 127.

         OTHER BORROWINGS

         At March 31, 1999, Golden West, at the holding company level, had a total of $812 million of subordinated debt issued and outstanding. As of March 31, 1999, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. At March 31, 1999, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         As of March 31, 1999, WSL had a total of $100 million of subordinated notes issued and outstanding, which were rated A2 and A by Moody's and S&P, respectively. Although these notes had a maturity of July 1, 2000, WSL exercised its right to call the notes on April 1, 1999.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of March 31, 1999, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first three months of 1999 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $58 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during the first three months of 1998 as a result of net earnings and increased market values of securities available for sale. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at March 31, 1999 and 1998, and December 31, 1998, were $194 million, $167 million, and $215 million, respectively.

         From time to time, the Company's capital ratios may build to levels well in excess of the amounts necessary to meet regulatory capital requirements. Golden West's Board of Directors periodically reviews alternative uses of excess capital, including faster growth and acquisitions. At times, the Board has determined that the purchase of the Company's common stock is a wise use of excess capital.

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of March 31, 1999, 10.1 million shares had been repurchased and retired at a cost of $518 million since October 1993, of which 613,800 shares were purchased and retired at a cost of $58 million during the first three months of 1999. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         The Company has on file a shelf registration statement with the Securities and Exchange Commission to issue up to two million shares of its preferred stock. The preferred stock may be issued in one or more series, may have varying provisions and designations, and may be represented by depository shares. The preferred stock is not convertible into common stock. No preferred stock has been issued under the registration. The Company's preferred stock has been preliminarily rated a2 by Moody's.

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 1999 and 1998.


                                    TABLE 14

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 1999                                   March 31, 1998
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $2,247,752    7.04%      $  479,213    1.50%     $1,768,105     6.84%     $  387,893     1.50%
  Core         2,247,752    7.04        1,277,900    4.00       1,768,105     6.84       1,034,382     4.00
  Risk-based   2,391,623   13.18        1,451,557    8.00       1,863,679    13.51       1,103,194     8.00


         The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 1999 and 1998.


                                    TABLE 15

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 1999                                     March 31, 1998
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
  Tangible     $ 507,282     8.21%       $  92,662     1.50%     $  929,084     6.62%     $  210,439     1.50%
  Core           507,282     8.21          247,099     4.00         929,084     6.62         561,171     4.00
  Risk-based     648,252    18.23          284,464     8.00       1,130,198    13.90         650,525     8.00


         In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of March 31, 1999, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well-capitalized classification at March 31, 1999.


                                    TABLE 16

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                         $ 2,247,752        7.04%        $  1,597,376        5.00%
        Tier 1 risk-based                  2,247,752       12.39            1,916,851        6.00
        Total risk-based                   2,391,623       13.18            1,814,446       10.00

         The table below shows that WSL's regulatory capital exceeds the requirements of the well-capitalized classification at March 31, 1999.


                                    TABLE 17

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                           ----------------------          --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   --------          ------------   -----------
        Leverage                           $ 507,282        8.21%          $  308,874        5.00%
        Tier 1 risk-based                    507,282       14.27              370,648        6.00
        Total risk-based                     648,252       18.23              355,580       10.00


         World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At March 31, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:


                                    TABLE 18

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  March 31, 1999                                   March 31, 1998
                  -----------------------------------------------   ----------------------------------------------
                         ACTUAL                  REQUIRED                  ACTUAL                 REQUIRED
                  ----------------------   ----------------------   ----------------------  ----------------------
                   Capital       Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                  -----------   --------   -----------  ---------   ----------   ---------  -----------  ---------
Tier 1 Leverage    $ 190,175     5.35%     $ 106,643     3.00%       $ 12,166     9.43%       $  3,870    3.00%
Tier 1 risk-based    190,175    25.78         29,505     4.00          12,166    17.23           2.825    4.00
Total risk-based     190,389    25.81         59,011     8.00          12,348    17.49           5,649    8.00



RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings for the three months ended March 31, 1999 were $120 million compared to net earnings of $110 million, before an extraordinary item (see extraordinary item discussion on page 31), for the three months ended March 31, 1998 Net earnings increased in 1999 as compared 1998 as a result of increased net interest income, a decrease in the provision for loan losses, an increase in non-interest income, and a lower effective tax rate. These increases to net earnings were partially offset by an increase in general and administrative expenses.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 1999 and 1998, and December 31, 1998.


                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                        March 31                   December 31
                                               ----------------------------
                                                  1999            1998                1998
                                               ------------    ------------       -------------
Yield on loan portfolio                            7.25%           7.57%              7.36%
Yield on MBS                                       7.02            7.23               7.20
Yield on investments                               5.55            6.53               5.53
                                               ---------       ---------          ---------
Yield on earning assets                            7.14            7.51               7.30
                                               ---------       ---------          ---------
Cost of deposits                                   4.58            5.02               4.67
Cost of borrowings                                 5.73            6.02               5.87
                                               ---------       ---------
                                                                                  ---------
Cost of funds                                      4.85            5.33               4.96
                                               ---------       ---------          ---------
Primary spread                                     2.29%           2.18%              2.34%
                                               =========       =========          =========

         The Company holds ARMs to manage the rate sensitivity of the asset side of the balance sheet. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). Nevertheless, the yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes and interest rate floors. On balance, COFI lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 1999 and 1998, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.


                                    TABLE 20

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                               Three Months Ended
                                                                    March 31
                                                             -----------------------
                                                               1999          1998
                                                             ---------     ---------
        Interest on loans (a)                                    65.3%         80.5%
        Interest on mortgage-backed securities (a)               23.1           9.3
        Interest and dividends on investments                     6.8           6.9
                                                             ---------     ---------
                                                                 95.2          96.7
        Less:
          Interest on deposits                                   42.1          40.4
          Interest on advances and other borrowings              18.7          25.1
                                                             ---------     ---------
                                                                 60.8          65.5

        Net interest income                                      34.4          31.2
          Provision for loan losses                                .1            .4
                                                             ---------     ---------
        Net interest income after provision for loan losses      34.3          30.8

        Add:
          Fees                                                    2.2           1.7
          Gain on the sale of securities, MBS, and loans          1.4            .3
          Other non-interest income                               1.2           1.3
                                                             ---------     ---------
                                                                  4.8           3.3
        Less:
          General and administrative expenses                    12.7          10.7
          Taxes on income                                         9.9           9.3
                                                             ---------     ---------
        Earnings before extraordinary item                       16.5          14.1
        Extraordinary item                                        0.0          (1.0)
                                                             ---------     ---------
        Net earnings                                             16.5%         13.1%
                                                             =========     =========


(a) During 1998, the Company securitized $8.2 billion of loans into MBS which caused the percentage of interest on mortgage-backed securities to total revenues to increase from March 31, 1998 to March 31, 1999 and the percentage of interest on loans to total revenues to decrease from March 31, 1998 to March 31, 1999. For further discussion, see pages 12 and 13.

         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity decreased net interest income by $2.7 million for the three months ended March 31, 1999, as compared to a decrease of $2 million for the same period in 1998.

         The following table summarizes the unrealized gains and losses for interest rate swaps at March 31, 1999 and 1998.


                                    TABLE 21

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                        March 31, 1999                             March 31, 1998
                            ----------------------------------------   ----------------------------------------
                                                            Net                                        Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses        (Loss)          Gains        Losses        (Loss)
                            ------------  ------------  ------------   ------------  ------------  ------------
Interest rate swaps:
  Receive fixed               $   5,021    $      -0-    $   5,021     $   7,635     $     (626)   $    7,009
  Pay fixed                         108       (31,978)     (31,870)          933        (33,911)      (32,978)
                            ------------  ------------  ------------   ------------  ------------ -------------
                              $   5,129    $  (31,978)   $ (26,849)    $   8,568     $  (34,537)   $  (25,969)
                            ============  ============  ============   ============  ============ =============



                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                            Three Months Ended
                                              March 31, 1999
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 1998                $   512         $   899

Additions                                       -0-             -0-
Maturities                                     (104)            (40)
                                        ------------    ------------
Balance at March 31, 1999                   $   408         $   859
                                        ============    ============


         The range of floating interest rates received on swap contracts in the first three months of 1999 was 4.94% to 5.82%, and the range of floating interest rates paid on swap contracts was 4.97% to 5.82%. The range of fixed interest rates received on swap contracts in the first three months of 1999 was 5.17% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.58% to 9.14%.

         INTEREST ON LOANS

         In the first quarter of 1999, interest on loans was lower than in the comparable 1998 period by $153 million or 24.3%. The decrease in the first quarter of 1999 was due to a $7.4 billion decrease in the average portfolio balance and a 23 basis point decrease in the average portfolio yield. The decrease in the average loan portfolio balance was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs (see page 13).

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the first quarter of 1999, interest on mortgage-backed securities was higher than in the comparable 1998 period by $97 million or 133.7%. The 1999 increase was due primarily to a $5.6 billion increase in the average portfolio balance which was partially offset by a 14 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio is primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on page 13.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first quarter of 1999, interest and dividends on investments was lower than in the comparable 1998 period by $4 million or 7.7%. The decrease was primarily due to a 71 basis point decrease in the average portfolio yield which was partially offset by a $27 million increase in the average portfolio balance.

         INTEREST ON DEPOSITS

         In the first quarter of 1999, interest on deposits decreased by $8 million or 2.4% from the comparable period in 1998. The first quarter decrease was due to a 43 basis point decrease in the average cost of deposits, which was partially offset by a $1.7 billion increase in the average balance of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the first quarter of 1999, interest on advances and other borrowings decreased by $60 million or 30.4% from the comparable period of 1998. The first quarter decrease was primarily due to a $3.4 billion decrease in the average balance and a 37 basis point decrease in the average cost of these borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $574 thousand for the three months ended March 31, 1999, compared to $3 million for the same period in 1998. The lower provision in 1999 was due to declining nonperforming assets as a result of the strong California housing market and economy.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the first quarter of 1999, general and administrative expenses (G&A) were $93 million compared to $84 million for the comparable period in 1998. G&A as a percentage of average assets on an annualized basis was .97% for the first quarter of 1999 compared to .84% for the same period in 1998. G&A expenses increased in 1999 because of the expansion of the loan origination program and higher depreciation and operating expenses associated with the completion of the roll-out of new computers and automated teller machines to our branch network.

         EXTRAORDINARY ITEM

         During the first quarter of 1998, the Company paid off, before maturity, $2.9 billion of high-cost FHLB of San Francisco advances. As a result, the Company incurred a $13 million pretax charge in the first quarter of 1998 for the penalties associated with the prepayments. In addition, in the third quarter of 1998, the Company paid off, before maturity, an additional $1.5 billion of high-cost FHLB advances. As a result, the Company incurred an $8 million pretax charge in the third quarter of 1998 for the penalties associated with the prepayments.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings before the extraordinary item were 37.4% for the first quarter of 1999 compared to 39.9% for the same period a year ago. The decrease in the tax rate in 1999 as compared to 1998 was due to a lower overall state tax rate due to the expansion of business in lower taxing states.

LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; negotiable certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at March 31, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

         WSL's  principal  sources  of  funds  are  cash  flows  generated  from earnings; deposits; loan repayments; borrowings from the FHLB; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at March 31, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

         WSSB's  principal  sources  of funds  are  cash  flows  generated  from
earnings;   deposits;   loan   repayments;   borrowings   from  the  FHLB;  debt
collateralized by mortgages or securities; and borrowings from its affiliates.

         The principal sources of funds for WFSB's, WSL's and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $489 million for the year ended December 31, 1998 and $100 million for the three months ended March 31,
1998), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At March 31, 1999 and 1998, and December 31, 1998, Golden West's total cash and investments amounted to $848 million, $964 million, and $898 million, respectively. Included in the March 31, 1999 and 1998, and December 31, 1998 amounts are loans to WFSB.

YEAR 2000

         The Company is aware of the system challenges that the Year 2000 has created and currently has a plan in place (Year 2000 Project) to insure that all of the Company's mission critical systems will be Year 2000 compliant by mid-1999. The plan has been developed in accordance with guidance set forth by federal banking regulators in a series of jointly-issued policy statements. Federal banking regulators regularly monitor the Company's progress in meeting the requirements of such policy statements. The Company has completed an inventory and assessment of all systems. The Company is currently in the process of testing and modifying or replacing systems that may be affected by these Year 2000 compliance issues. Included in this process are both information technology systems and other systems (e.g. elevators, doorlocks) that could be affected by Year 2000 issues. The Company has placed priority on information technology systems affecting its core business of deposit-taking and lending. The evaluation, correction and testing of these core business systems is now complete, and these systems are now Year 2000 compliant. During the first quarter of 1999, the Company commenced integrated testing to ascertain that all systems function together.

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

         The Company currently estimates that it will cost approximately $18 million to make all of its computer systems Year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during 1998 was $8 million and $3 million was incurred for the quarter ended March 31, 1999. Included in the $18 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company has dedicated a number of its existing resources solely to the Year 2000 Project.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at March 31, 1999, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      April 27, 1999 - Annual Meeting

                                                                                                         Broker
                                                  For         Against       Withheld      Abstain       Non-Vote
                                             -------------- ------------- ------------- ------------- -------------
(b)       Directors elected:

          Louis J. Galen                        51,709,162                     580,440

          Antonia Hernandez                     51,717,787                     571,815

          Bernard A. Osher                      51,710,504                     579,098

(c)       Ratification of Auditors:

          Appointment of Deloitte & Touche      52,175,938        18,714                      94,950
          LLP, independent public
          accountants, for the fiscal year
          1999

Other Directors continuing in office are:

     Maryellen B. Cattani, Patricia A. King, Bernard A. Osher, Kenneth T. Rosen, Herbert M. Sandler, Marion O. Sandler, and Leslie Tang Schilling

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

                 10(b) Annual Incentive Bonus Plan is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 14, 1998, for the Company's 1998 Annual Meeting of Stockholders.

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

                 10(f) Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

                 10(g) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

                 11      Statement of Computation of Earnings Per Share

                 27      Financial Data Schedule


         (b)      Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K with the Commission during the first three months of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 13, 1999                    /s/ J. L. Helvey
                                        ------------------------------
                                        J. L. Helvey
                                        Executive Vice President
                                        (duly authorized and principal
                                        financial officer)