Form 10-Q
period 1999-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1999-08-12
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended June 30, 1999                Commission File Number 1-4629


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

         The number of shares outstanding of the registrant's common stock on July 31, 1999, was 55,003,154 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                          June 30       June 30      December 31
                                                                           1999           1998           1998
                                                                        ------------  -------------  -------------
                                                                               (Unaudited)
                                                                        ---------------------------

Assets:
  Cash                                                                   $  240,911     $  198,513     $  250,875
  Securities available for sale at fair value                               380,541        416,441        377,005
  Other investments at cost                                                 316,880        144,000        422,385
  Purchased mortgage-backed securities available for sale
    at fair value                                                            92,879        136,289        113,585
  Purchased mortgage-backed securities held to maturity
    at cost                                                                 476,598        678,434        572,376
  Mortgage-backed securities held to maturity with recourse at cost       3,287,113      4,523,653      3,884,347
  Mortgage-backed securities-REMICs held to maturity at cost              8,146,373      3,782,403      5,461,657
  Loans receivable                                                       23,485,887     27,600,120     25,721,288
  Interest earned but uncollected                                           175,806        209,687        209,328
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         534,443        708,382        780,303
  Real estate held for sale or investment                                    24,294         44,065         45,696
  Prepaid expenses and other assets                                         591,034        363,406        357,363
  Premises and equipment--at cost less accumulated depreciation             274,214        261,836        272,521
                                                                        ------------  -------------  -------------
                                                                        $38,026,973    $39,067,229    $38,468,729
                                                                        ============  =============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                              $26,335,706    $24,993,708    $26,219,095
  Advances from Federal Home Loan Banks                                   6,111,398      7,486,916      6,163,472
  Securities sold under agreements to repurchase                            684,938      1,816,433      1,252,469
  Accounts payable and accrued expenses                                     582,482        521,828        468,213
  Taxes on income                                                           333,282        313,634        329,409
  Subordinated notes--net of discount                                       812,438      1,011,159        911,753
  Stockholders' equity                                                    3,166,729      2,923,551      3,124,318
                                                                        ------------  -------------  -------------
                                                                        $38,026,973    $39,067,229    $38,468,729
                                                                        ============  =============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended               Six Months Ended
                                                              June 30                         June 30
                                                    ----------------------------    ----------------------------
                                                        1999           1998            1999            1998
                                                    -------------   ------------    ------------    ------------
  Interest Income:
      Interest on loans                               $  445,358     $  587,188      $  921,602     $ 1,216,066
      Interest on mortgage-backed securities             189,363        105,536         358,114         177,731
      Interest and dividends on investments               50,577         47,845         100,543         101,975
                                                    -------------   ------------    ------------    ------------
                                                         685,298        740,569       1,380,259       1,495,772
  Interest Expense:
      Interest on deposits                               306,067        321,079         613,634         636,289
      Interest on advances                                82,429        105,206         169,180         228,766
      Interest on repurchase agreements                   18,743         33,097          32,290          66,033
      Interest on other borrowings                        29,553         41,990          65,948          81,773
                                                    -------------   ------------    ------------    ------------
                                                         436,792        501,372         881,052       1,012,861
                                                    -------------   ------------    ------------    ------------
          Net Interest Income                            248,506        239,197         499,207         482,911
  Provision for (recovery of) loan losses                   (727)         2,682            (153)          5,647
                                                    -------------   ------------    ------------    ------------
          Net Interest Income after Provision
              for (Recovery of) Loan Losses              249,233        236,515         499,360         477,264
  Non-Interest Income:
      Fees                                                16,762         15,716          32,921          28,663
      Gain on the sale of securities, MBS, and loans       8,249         19,077          18,312          21,584
      Other                                               17,537          8,304          26,614          18,853
                                                    -------------   ------------    ------------    ------------
                                                          42,548         43,097          77,847          69,100
  Non-Interest Expense:
      General and administrative:
          Personnel                                       52,418         48,044         104,216          94,580
          Occupancy                                       16,417         14,949          32,704          29,118
          Deposit insurance                                1,345          1,516           2,738           3,128
          Advertising                                      3,029          3,218           5,208           5,464
          Other                                           22,817         19,309          44,206          38,420
                                                    -------------   ------------    ------------    ------------
                                                          96,026         87,036         189,072         170,710
  Earnings before Taxes on Income and
      Extraordinary Item                                 195,755        192,576         388,135         375,654
      Taxes on Income                                     73,368         75,626         145,380         148,623
                                                    -------------   ------------    ------------    ------------
  Earnings before Extraordinary Item                     122,387        116,950         242,755         227,031
  Extraordinary Item:
  Federal Home Loan Bank advance prepayment
      penalty, net of tax benefit                            -0-            -0-             -0-          (7,710)
                                                    ------------    ------------    ------------    ------------
  Net Earnings                                        $  122,387     $  116,950      $  242,755      $  219,321
                                                    =============   ============    ============    ============

  Basic earnings per share before extraordinary item  $     2.19     $     2.04      $     4.32      $     3.96
  Basic earnings per share on extraordinary
      item, net of tax benefit                              0.00           0.00            0.00            (.13)
                                                    -------------   ------------    ------------    ------------
  Basic earnings per share                            $     2.19     $     2.04      $     4.32      $     3.83
                                                    =============   ============    ============    ============

  Diluted earnings per share before extraordinary     $     2.17     $     2.01      $     4.28      $     3.91
      item
  Diluted earnings per share on extraordinary item,
      net of tax benefit                                    0.00           0.00            0.00            (.13)
                                                    -------------   ------------    ------------    ------------
  Diluted earnings per share                          $     2.17     $     2.01      $     4.28      $     3.78
                                                    =============   ============    ============    ============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended               Six Months Ended
                                                                  June 30                         June 30
                                                        ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                        ------------    ------------    ------------   -------------
Cash Flows from Operating Activities:
  Net earnings                                           $  122,387      $  116,950      $  242,755      $  219,321
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Extraordinary item                                          -0-             -0-             -0-          13,035
    Provision for (recovery of) loan losses                    (727)          2,682            (153)          5,647
    Amortization of loan fees and discounts                  (4,325)         (5,989)        (10,519)        (11,094)
    Depreciation and amortization                             7,029           5,967          13,966          11,691
    Loans originated for sale                              (316,881)       (212,419)       (603,945)       (333,958)
    Sales of loans                                          425,419         268,226         960,763         400,166
    Decrease  in interest earned but uncollected             10,955           3,903          33,522           7,236
    Federal Home Loan Bank stock dividends                   (7,985)        (10,332)        (28,952)        (27,715)
    Increase in prepaid expenses and other assets          (121,119)        (15,228)       (227,363)       (106,832)
    Increase in accounts payable and accrued expenses        35,279          15,648         102,134          74,472
    Increase (decrease) in taxes on income                  (38,213)        (20,707)         24,427          43,231
    Other, net                                               (1,330)         (1,445)         (2,579)         (5,872)
                                                        ------------    ------------    ------------   -------------
      Net cash provided by operating activities             110,489         147,256         504,056         289,328

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio       (2,553,140)     (1,859,213)      (4,344,056)     (3,204,867)
    Real estate loans purchased                                (475)           (642)            (935)         (1,689)
    Other, net                                              (26,553)         (9,554)         (37,134)        (20,371)
                                                        ------------    ------------    ------------   -------------
                                                         (2,580,168)     (1,869,409)      (4,382,125)     (3,226,927)
  Real estate loan principal payments:
    Monthly payments                                        143,282         159,588          295,212         334,507
    Payoffs, net of foreclosures                          1,258,866       1,555,523        2,427,824       2,732,892
                                                        ------------    ------------    ------------   -------------
                                                          1,402,148       1,715,111        2,723,036       3,067,399

  Repayments of mortgage-backed securities                  795,041         367,349        1,545,868         515,869
  Proceeds from sales of real estate                         27,396          35,131           67,803          86,536
  Purchases of securities available for sale             (1,315,052)       (127,459)      (1,465,066)       (127,481)
  Sales of securities available for sale                         10          81,150               19          81,373
  Matured securities available for sale                   1,271,205         243,629        1,425,413         253,671
  Decrease in other investments                             838,116         245,044          105,505         108,648
  Purchases of Federal Home Loan Bank stock                     -0-         (99,004)             -0-         (99,994)
  Redemption of Federal Home Loan Bank stock                266,815             -0-          266,815             -0-
  Additions to premises and equipment                        (9,047)        (20,234)         (17,444)        (35,297)
                                                        ------------    ------------    ------------   -------------
    Net cash provided by investing activities               696,464         571,308          269,824         623,797


                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Three Months Ended               Six Months Ended
                                                                    June 30                         June 30
                                                                                          ----------------------------
                                                          -------------   ------------
                                                              1999           1998            1999            1998
                                                          -------------   ------------    ------------    ------------
   Cash Flows from Financing Activities:
       Deposit activity:
       Increase (decrease) in deposits, net                 $ (324,317)   $   171,678     $  (393,517)   $    375,813
       Interest credited                                       264,583        262,760         510,128         508,178
                                                          -------------   ------------    ------------    ------------
                                                               (59,734)       434,438         116,611         883,991

     Additions to Federal Home Loan Bank advances                4,430      2,553,300       1,513,080       3,264,500
     Repayments of Federal Home Loan Bank advances              (7,579)    (2,718,566)     (1,565,152)     (4,306,273)
     Proceeds from agreements to repurchase securities       4,000,156      1,808,100       4,000,251       3,063,990
     Repayments of agreements to repurchase securities      (4,007,842)    (2,176,658)     (4,567,782)     (3,581,605)
     Repayments of medium-term notes                               -0-            -0-             -0-        (110,000)
     Decrease in federal funds purchased                      (475,000)      (500,000)            -0-             -0-
     Repayment of subordinated debt                           (100,000)      (100,000)       (100,000)       (100,000)
     Dividends on common stock                                  (7,833)        (7,163)        (15,754)        (14,303)
     Exercise of stock options                                   2,487          8,585           4,554          12,847
     Purchase and retirement of Company stock                 (112,101)           -0-        (169,652)            -0-
                                                          -------------   ------------    ------------    ------------
       Net cash used in financing activities                  (763,016)      (697,964)       (783,844)       (886,853)
                                                          -------------   ------------    ------------    ------------
   Net Increase (Decrease) in Cash                              43,937         20,600          (9,964)         26,272
   Cash at beginning of period                                 196,974        177,913         250,875         172,241
                                                          -------------   ------------    ------------    ------------
   Cash at end of period                                    $  240,911     $  198,513      $  240,911     $   198,513
                                                          =============   ============    ============    ============

   Supplemental cash flow information:
     Cash paid for:
       Interest                                             $  443,133     $  507,214      $  878,526     $ 1,014,588
       Income taxes                                            111,618        100,251         121,104         104,082
     Cash received for interest and dividends                  696,253        744,472       1,413,781       1,503,008
     Noncash investing activities:
       Loans converted from adjustable rate to
           fixed-rate                                          299,956         35,015         471,326          43,389
       Loans transferred to foreclosed real estate              18,496         27,492          38,568          59,053
       Loans securitized into MBS and MBS-REMICs             3,700,579      5,197,466       3,700,579       5,698,458

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                       For the Six Months Ended June 30, 1999
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------

Balance at January 1, 1999         $ 5,686    $ 122,159    $2,781,925     $   214,548    $ 3,124,318
Comprehensive income:
  Net earnings                         -0-          -0-       242,755             -0-        242,755     $   242,755
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-           -0-         (18,742)       (18,742)        (18,742)
  Reclassification adjustment
    for gains included in income       -0-          -0-           -0-            (750)          (750)           (750)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   223,263
                                                                                                       ==============
Cash dividends on common
  stock ($.28 per share)               -0-          -0-       (15,754)            -0-        (15,754)
Common stock issued upon
  exercise of stock options,
  including tax benefits                17        4,537           -0-             -0-          4,554
Purchase and retirement of
  Company stock                       (178)         -0-      (169,474)            -0-       (169,652)
                                 ----------  -----------   ----------   --------------  -------------
Balance at June 30, 1999           $ 5,525    $ 126,696    $2,839,452     $   195,056    $ 3,166,729
                                 ==========  ===========   ==========   ==============  =============

                                                       For the Six Months Ended June 30, 1998
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------
Balance at January 1, 1998         $ 5,707     $ 85,532    $2,457,055     $   149,737    $ 2,698,031
Comprehensive income:
  Net earnings                         -0-          -0-      219,321              -0-        219,321     $   219,321
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-          -0-           15,677         15,677          15,677
  Reclassification adjustment
    for gains included in income       -0-          -0-          -0-           (8,022)        (8,022)         (8,022)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   226,976
                                                                                                       ==============
Cash dividends on common
  stock ($.25 per share)               -0-          -0-      (14,303)             -0-        (14,303)
Common stock issued upon
  exercise of stock options,
  including tax benefits                52       12,795          -0-              -0-         12,847
                                 ----------  -----------   ----------   --------------  -------------
Balance at June 30, 1998           $ 5,759     $ 98,327    $2,662,073     $   157,392    $ 2,923,551
                                 ==========  ===========   ==========   ==============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the three and six month periods ended June 30, 1999, and 1998, respectively.

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

         This report contains certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is in the process of assessing the impact of this statement on its financial statements and results of operations.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         June 30          June 30         December 31
                                                           1999            1998              1998
                                                       -------------    ------------     --------------
 Assets                                                $ 38,026,973     $39,067,229       $ 38,468,729
 Loans receivable including mortgage-backed securities   35,488,850      36,720,899         35,753,253
 Deposits                                                26,335,706      24,993,708         26,219,095
 Stockholders' equity                                     3,166,729       2,923,551          3,124,318
 Stockholders' equity/total assets                            8.33%           7.48%              8.12%
 Book value per common share                           $      57.31     $     50.76       $      54.95
 Common shares outstanding                               55,252,599      57,590,999         56,861,124
 Diluted common shares outstanding                       55,802,439      58,368,822         57,429,914
 Yield on loan portfolio                                      7.06%           7.51%              7.36%
 Yield on mortgage-backed securities                          7.07%           7.23%              7.20%
 Yield on investments                                         6.45%           6.89%              5.53%
 Yield on earning assets                                      7.06%           7.44%              7.30%
 Cost of deposits                                             4.50%           4.99%              4.67%
 Cost of borrowings                                           5.59%           6.02%              5.87%
 Cost of funds                                                4.75%           5.29%              4.96%
 Yield on earning assets less cost of funds                   2.31%           2.15%              2.34%
 Ratio of nonperforming assets to total assets                 .69%            .89%               .79%
 Ratio of troubled debt restructured to total assets           .04%            .08%               .06%
 World Savings Bank, a Federal Savings Bank:
   Total assets                                        $ 33,277,749     $28,789,260       $ 31,912,264
   Net worth                                              2,337,301       1,931,153          2,164,854
   Net worth/total assets                                     7.02%           6.71%              6.78%
   Regulatory capital ratios:
     Core capital                                             7.01%           6.69%              6.77%
     Risk-based capital                                      12.95%          12.91%             12.93%
 World Savings and Loan Association:
   Total assets                                        $  6,010,867     $10,103,271       $  6,810,266
   Net worth                                                743,145       1,049,734            687,778
   Net worth/total assets                                    12.36%          10.39%             10.10%
   Regulatory capital ratios:
     Core capital                                             9.52%           9.00%              7.25%
     Risk-based capital                                      18.60%          17.78%             16.24%
 World Savings Bank, a State Savings Bank:
   Total assets                                        $  3,536,112     $ 2,355,375       $  3,519,046
   Net worth                                                194,087         123,638            186,411
   Net worth/total assets                                     5.49%           5.25%              5.30%
   Regulatory capital ratios:
     Tier 1 leverage capital                                  5.41%          11.38%              5.26%
     Total risk-based capital                                26.21%          24.12%             25.15%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended           Six Months Ended
                                                              June 30                      June 30
                                                      -------------------------   --------------------------
                                                         1999          1998          1999           1998
                                                      -----------   -----------   ------------   -----------
  New real estate loans originated                    $2,870,021    $2,071,632     $4,948,001    $3,538,825
  Average yield on new real estate loans                   7.55%         7.76%          7.57%         7.76%
  Current average rate on new real estate loans (a)        6.06%         6.13%          6.09%         6.24%
  Increase (decrease) in deposits (b)(c)              $  (59,734)   $  434,438     $  116,611    $  883,991
  Earnings before extraordinary item                     122,387       116,950        242,755       227,031
  Net earnings                                           122,387       116,950        242,755       219,321
  Basic earnings per share before extraordinary item        2.19          2.04           4.32          3.96
  Diluted earnings per share before extraordinary           2.17          2.01           4.28          3.91
  item
  Basic earnings per share                                  2.19          2.04           4.32          3.83
  Diluted earnings per share                                2.17          2.01           4.28          3.78
  Cash dividends on common stock                             .14          .125            .28           .25
  Average common shares outstanding                   55,888,459    57,338,227     56,232,804    57,233,046
  Average diluted common shares outstanding           56,432,405    58,110,247     56,767,835    57,969,377
  Ratios:(d)
    Net earnings/average net worth (ROE)(e)               15.42%        16.31%         15.37%        15.58%
    Net earnings/average assets (ROA)(e)                   1.28%         1.19%          1.27%         1.11%
    Net interest income/average assets                     2.59%         2.43%          2.60%         2.44%
    General and administrative expense/average assets      1.00%          .88%           .99%          .86%
    Efficiency ratio (f)                                  32.99%        30.83%         32.77%        30.93%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) Includes a decrease of $525 million of wholesale deposits for the six months ended June 30, 1998.
(c) Includes the effect of the sale of three branches with a total of $119 million in deposits during the second quarter of 1999 and the sale of one branch with $36 million in deposits in March of 1998.
(d) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six-month period and dividing by four and seven, respectively.
(e) The ratios for the six months ended June 30, 1998 include the extraordinary item. The ratios for the six months ended June 30, 1998 excluding the extraordinary item are: ROE 16.13% and ROA 1.15%.
(f) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 1999 and 1998, and December 31, 1998. The reader is referred to page 53 of the Company's 1998 Annual Report on Form 10-K for similar information for the years 1995 through 1998 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                 June 30
                                                           --------------------           December 31
                                                            1999         1998                1998
                                                           -------      -------          -------------

       Assets:
          Cash and investments                                2.5%         1.9%                   2.7%
          Mortgage-backed securities                         31.6         23.3                   26.1
          Loans receivable                                   61.8         70.7                   66.9
          Other assets                                        4.1          4.1                    4.3
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           69.3%        64.0%                  68.1%
          Federal Home Loan Bank advances                    16.1         19.2                   16.0
          Securities sold under agreements to repurchase      1.8          4.6                    3.3
          Other liabilities                                   2.4          2.1                    2.1
          Subordinated debt                                   2.1          2.6                    2.4
          Stockholders' equity                                8.3          7.5                    8.1
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======

         For the first six months of 1999 and for the second half of 1998, the Company securitized $3.7 billion and $2.5 billion, respectively, of loans into mortgage-backed securities which caused the percentage of mortgage-backed securities to total assets to increase from June 30, 1998 to June 30, 1999 and the percentage of loans receivable to total assets to decrease from June 30, 1998 to June 30, 1999. For further discussion, see pages 12 and 13.

         As the above table shows, the largest asset components are loans receivable and mortgage-backed securities, which consist primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities. The disparity between the repricing (maturity, prepayment, or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

         The following gap table shows that, as of June 30, 1999, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 1999
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                       -------------------------------------------------------------------
                                         0 - 3         4 - 12        1 - 5          Over 5
                                         Months        Months        Years           Years        Total
                                       -----------   -----------   -----------   ------------  -----------
Interest-Earning Assets:
  Investments                             $   178      $    134      $    100        $   285      $   697
  Mortgage-backed securities               10,402           248           804            549       12,003
  Loans receivable:
    Rate-sensitive                         19,998         2,108           194            -0-       22,300
    Fixed-rate                                 64           164           481            360        1,069
  Other(b)                                    695           -0-           -0-            -0-          695
  Impact of interest rate swaps               400           280          (680)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 31,737      $  2,934      $    899        $ 1,194     $ 36,764
                                       ===========   ===========   ===========   ============  ===========
Interest-Bearing Liabilities(c):
  Deposits                               $ 15,363      $  9,542      $  1,413        $    18     $ 26,336
  FHLB advances                             5,700           -0-           122            289        6,111
  Other borrowings                            685           100           712            -0-        1,497
  Impact of interest rate swaps               158           (41)         (117)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 21,906      $  9,601      $  2,130        $   307     $ 33,944
                                       ===========   ===========   ===========   ============  ===========


Repricing gap                            $  9,831      $ (6,667)     $ (1,231)       $   887
                                       ===========   ===========   ===========   ============

Cumulative gap                           $  9,831      $  3,164      $  1,933        $ 2,820
                                       ===========   ===========   ===========   ============

Cumulative gap as a percentage of
    total assets                            25.9%          8.3%          5.1%
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

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association
(WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At June 30, 1999 and 1998 and at December 31, 1998, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas requires insured institutions, such as World Savings Bank, SSB (WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

         At June 30, 1999 and 1998, and December 31, 1998, the Company had securities available for sale in the amount of $381 million, $416 million, and $377 million, respectively, including unrealized gains on securities available for sale of $321 million, $260 million, and $358 million, respectively. At June 30, 1999 and 1998, and December 31, 1998, the Company had no securities held for trading in its investment securities portfolio.

         Included in the Company's investment portfolio at June 30, 1999 and 1998, and December 31, 1998, were collateralized mortgage obligations (CMOs) in the amount of $166 million, $45 million, and $196 million, respectively. The Company holds CMOs on which both principal and interest are received. At June 30, 1999, all of these CMOs qualified for inclusion in the regulatory liquidity measurement. The Company does not hold any interest-only or principal-only CMOs.

         LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

         The Company invests in whole loans and mortgage-backed securities (MBS) and, from time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs) that are available to be used as collateral for borrowings. At June 30, 1999 and 1998, and December 31, 1998, the balance of loans receivable including mortgage-backed securities was $35.5 billion, $36.7 billion, and $35.8 billion, respectively. Included in the $35.5 billion at June 30, 1999, was $3.3 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company and $8.1 billion of MBS-REMICs. Included in the $35.8 billion at December 31, 1998, was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company and $5.5 billion of MBS-REMICs. Included in the $36.7 billion at June 30, 1998, was $4.5 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company and $3.8 billion of MBS-REMICs.

         At June 30, 1999 and 1998, and December 31, 1998, the Company had MBS held to maturity in the amount of $11.9 billion, $9.0 billion, and $9.9 billion, respectively. At June 30, 1999 and 1998, and December 31, 1998, the Company had MBS available for sale in the amount of $93 million, $136 million, and $114 million, respectively, including unrealized gains on MBS available for sale of $2 million, $6 million, and $5 million, respectively. At June 30, 1999 and 1998 and December 31, 1998, the Company had no trading MBS.

         The Company securitized $3.7 billion and $6.4 billion of mortgage loans into MBS-REMICs in the first six months of 1999 and for the year ended December 31, 1998, respectively. MBS-REMICs are being used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, MBS-REMICs are classified as MBS held to maturity.

         During 1998, the Company securitized $1.8 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The FNMA MBS held to maturity are being used as collateral for borrowings and the underlying loans are subject to full credit recourse to the Company.

         Repayments of MBS during the second quarter and first six months of 1999 were $795 million and $1.5 billion, respectively, compared to $367 million and $516 million during the same periods of 1998. MBS repayments were higher during the first six months of 1999 as compared to the first six months of 1998 due to an increase in total MBS outstanding and an increase in the prepayment rate of the underlying mortgages.

                LOAN VOLUME

         New loan originations for the three and six months ended June 30, 1999, amounted to $2.9 billion and $4.9 billion, respectively, compared to $2.1 billion and $3.5 billion for the same periods in 1998. The high volume of originations during 1999 was due to a continued strong demand for home loans for both purchases and refinances. In addition, the Company increased the size of its loan origination staff to take advantage of the favorable market conditions. Refinanced loans constituted 43% and 46% of new loan originations for the three and six months ended June 30, 1999, compared to 42% and 43% for the three and six months ended June 30, 1998.

         Loans originated for sale amounted to $317 million and $604 million for the three and six months ended June 30, 1999, compared to $212 million and $334 million for the same periods in 1998. In addition, during the second quarter and first six months of 1999, $300 million and $471 million of loans were converted at the customers request from adjustable rate to fixed rate compared to $35 million and $43 million for the same periods in 1998. The Company sold $425 million and $961 million of fixed-rate loans for the three and six months ended June 30, 1999, respectively, compared to $268 million and $400 million for the same periods of 1998.

         At June 30, 1999, the Company had lending operations in 27 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 1999, 65% and 64% of total loan originations were on residential properties in California compared to 62% and 61% for the same periods in 1998. The five largest states, other than California, for originations for the three and six months ended June 30, 1999, were Florida, Texas, Washington, Arizona, and Illinois with a combined total of 19% of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse and MBS-REMICs) that is comprised of residential loans in California was 65% at June 30, 1999 compared to 66% at June 30, 1998 and December 31, 1998.

         The Company originates adjustable rate mortgages tied to various indexes, including the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the second quarter and first six months of 1999 and 1998.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                  Three Months Ended              Six Months Ended
                                        June 30                        June 30
                              ----------------------------   ----------------------------
            ARM Index             1999            1998           1999            1998
       -------------------    ------------   -------------   ------------    ------------
       COFI                   $   761,557    $  1,027,847    $ 1,310,190     $ 2,017,751
       COSI                     1,730,440         462,010      2,807,828         595,258
       TCM                         33,091         300,658         71,741         464,633
                              ------------   -------------   ------------    ------------
                              $ 2,525,088    $  1,790,515    $ 4,189,759     $ 3,077,642
                              ============   =============   ============    ============



         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at June 30, 1999 and 1998 and December 31, 1998.

                                     TABLE 4

                      Adjustable Rate Mortgage Portfolio by
                   Index (Including ARM MBS with recourse and
                                 ARM MBS-REMICs)
                             (Dollars in thousands)

                                          June 30
                              --------------------------------      December 31
             ARM Index             1999              1998              1998
        ------------------    --------------   ---------------   ---------------
        COFI                   $ 26,986,275      $ 32,306,021      $ 29,761,484
        COSI                      4,343,877           601,496         1,703,283
        TCM                       1,210,583           528,337         1,256,775
        Other                       165,118           244,605           201,756
                              --------------   ---------------   ---------------
                               $ 32,705,853      $ 33,680,459      $ 32,923,298
                              ==============   ===============   ===============



         The tables on the following two pages show the Company's loan portfolio by state at June 30, 1999 and 1998.




                                     TABLE 5

                             Loan Portfolio by State
                                  June 30, 1999
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate         Loans(a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $19,585,296    $ 3,306,202     $   200       $  34,185     $22,925,883       65.30%
Florida              1,515,516        16,661            1             508       1,532,686        4.37
Texas                1,404,240        61,801          482           1,288       1,467,811        4.18
Illinois             1,110,849       132,960          -0-             -0-       1,243,809        3.54
New Jersey           1,181,787           -0-          -0-           4,150       1,185,937        3.38
Colorado               895,407       175,984          -0-           5,457       1,076,848        3.07
Washington             578,534       447,979          -0-             670       1,027,183        2.93
Arizona                754,233        22,462          -0-             -0-         776,695        2.21
Other (b)            3,814,922        45,575           59          11,220       3,871,776       11.02
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $30,840,784    $4,209,624     $    742       $  57,478      35,108,628      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 net deferred loan costs                                                    28,432
Loan discount on purchased loans                                                   (2,199)
Undisbursed loan funds                                                             (3,803)
Allowance for loan losses                                                        (233,471)
Loans to facilitate (LTF) interest reserve                                           (356)
Troubled debt restructured (TDR) interest reserve                                  (1,414)
Loans on deposits                                                                  23,556
                                                                              ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                              34,919,373
Loans securitized into FNMA MBS with recourse and MBS-REMICs                  (11,433,486)(c)
                                                                              ------------
   Total loans receivable                                                     $23,485,887
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the June 30, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.



                                     TABLE 6

                             Loan Portfolio by State
                                  June 30, 1998
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate         Loans(a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $20,354,069    $3,414,490      $   223       $  43,343     $23,812,125       65.83%
Florida              1,422,475        19,575            5             819       1,442,874        3.99
Texas                1,407,972        74,256          529           1,405       1,484,162        4.11
Illinois             1,202,328       158,430          -0-           1,529       1,362,287        3.77
New Jersey           1,240,886           -0-          -0-           5,267       1,246,153        3.45
Colorado             1,060,890       221,099          -0-           6,951       1,288,940        3.57
Washington             534,073       408,648          -0-             702         943,423        2.61
Arizona                761,859        25,980          -0-             532         788,371        2.18
Other (b)            3,721,150        54,135           73          13,880       3,789,238       10.49
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $31,705,702    $4,376,613      $   830       $  74,428      36,157,573      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 net deferred loan fees                                                    (28,652)
Loan discount on purchased loans                                                   (3,410)
Undisbursed loan funds                                                             (4,156)
Allowance for loan losses                                                        (239,537)
Loans to facilitate interest reserve                                                 (564)
Troubled debt restructured interest reserve                                        (2,869)
Loans on deposits                                                                  27,791
                                                                              ------------
  Total loan portfolio and loans securitized into FNMA MBS with recourse
  and MBS-REMIC                                                                35,906,176
Loans securitized into FNMA MBS with recourse and MBS-REMIC                    (8,306,056)(c)
                                                                              ------------
     Total loans receivable                                                   $27,600,120
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the June 30, 1998 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMIC.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 92% at June 30, 1999, 1998 and December 31, 1998. The Company's ARM originations for the first half of 1999 constituted 85% of new mortgage loans made in 1999 compared to 87% for the first half of 1998.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.54%, or 5.55% above the actual weighted average rate at June 30, 1999, versus 12.67%, or 5.31% above the weighted average rate at June 30, 1998.

         Approximately $4.8 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 1999, $501 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.62% at June 30, 1999 compared to 7.74% at June 30, 1998. Without the floor, the average rate on these loans would have been 7.11% at June 30, 1999 and 7.16% at June 30, 1998.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 1999, loan repayments were $1.4 billion and $2.7 billion, respectively, compared to $1.7 billion and $3.1 billion in the same periods of 1998. Although the balance of loans receivable was smaller due largely to the securitization of loans into MBS, prepayments remained high due to the strong refinance and home sale activity.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. Capitalized mortgage servicing rights are included in "Prepaid expenses and other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 1999 and 1998.

                                     TABLE 7

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30                        June 30
                                                                 --------------------------    --------------------------
                                                                     1999           1998           1999          1998
                                                                 -----------    -----------    -----------   ------------
  Beginning balance of capitalized mortgage servicing rights       $ 35,250       $ 12,375       $ 28,635       $ 11,116
  New capitalized mortgage servicing rights from loan sales           7,491          4,437         16,459          6,588
  Amortization of capitalized mortgage servicing rights              (2,881)        (1,063)        (5,234)        (1,955)
                                                                 -----------    -----------    -----------   ------------
  Ending balance of capitalized mortgage servicing rights          $ 39,860       $ 15,749       $ 39,860       $ 15,749
                                                                 ===========    ===========    ===========   ============

     The book value of Golden West's servicing rights did not exceed the fair value at June 30, 1999 or 1998 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                     TABLE 8

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                            June 30
                                                   --------------------------    December 31
                                                      1999           1998           1998
                                                   -----------    -----------   --------------
Non-accrual loans                                   $ 239,937      $ 302,922       $ 262,332
Real estate acquired through foreclosure               20,805         43,643          42,572
Real estate in judgment                                   439            -0-              74
                                                   -----------    -----------    ------------
Total nonperforming assets                          $ 261,181      $ 346,565       $ 304,978
                                                   ===========    ===========    ============

TDRs                                                $  15,896      $  31,978       $  22,774
                                                   ===========    ===========    ============

Ratio of NPAs to total assets                            .69%           .89%            .79%
                                                   ===========    ===========    ============

Ratio of TDRs to total assets                            .04%           .08%            .06%
                                                   ===========    ===========    ============

Ratio of NPAs and TDRs to total assets                   .73%           .97%            .85%
                                                   ===========    ===========    ============

         The lower NPAs at June 30, 1999 as compared to June 30, 1998 reflect primarily the strong economy and housing market, especially in California. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $1 million and $3 million in the second quarter and first six months of 1999 compared to $2 million and $5 million for the same periods in 1998. Interest foregone on TDRs amounted to $108 thousand and $243 thousand for the three and six months ended June 30, 1999, compared to $241 thousand and $527 thousand for the three and six months ended June 30, 1998.

         The tables on the following page show the Company's nonperforming assets by state as of June 30, 1999 and 1998.



                                     TABLE 9

                          Nonperforming Assets by State
                                  June 30, 1999
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ----------------------------------    --------------------------------
                          Residential        Commercial                          Commercial                 NPAs as
                          Real Estate           Real            Residential         Real        Total        a% of
      State             1 -4         5+        Estate         1 - 4       5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $148,755     $ 2,958     $  1,787      $16,191     $  931     $  129    $ 170,751      .74%
Florida                 14,346         -0-           29          755        -0-        -0-       15,130      .99
Texas                    7,850         -0-          -0-          393        -0-        -0-        8,243      .56
Illinois                11,069         216          -0-          667        -0-        -0-       11,952      .96
New Jersey              15,784         -0-          371          156        -0-        -0-       16,311     1.38
Colorado                 2,249         -0-            3          372        -0-        -0-        2,624      .24
Washington               1,792         -0-          -0-           29        -0-        -0-        1,821      .18
Arizona                  4,323         -0-          -0-           84        -0-        -0-        4,407      .57
Other (c)               25,411         997        1,997        2,043        -0-        -0-       30,448      .79
                      ---------   ---------  -----------     --------  ---------  ---------   ----------    -----
  Totals              $231,579     $ 4,171     $  4,187      $20,690     $  931     $  129      261,687      .75%
                      =========   =========  ===========     ========  =========  =========

REO general valuation allowance                                                                    (506)    (.00)
                                                                                              ----------    -----
Total nonperforming assets                                                                     $261,181      .75%
                                                                                              ==========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The June 30, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 10

                          Nonperforming Assets by State
                                  June 30, 1998
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                 Real Estate Owned
                      --------------------------------     -------------------------------
                          Residential       Commercial                          Commercial                 NPAs as
                          Real Estate          Real            Residential         Real        Total        a% of
      State             1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  ---------     --------   ---------  ---------    ---------    ---------
California            $209,013     $10,454     $  453      $38,018     $ 1,389     $  -0-     $259,327     1.09%
Florida                 13,447         -0-        187          390         -0-        -0-       14,024      .97
Texas                    7,463         -0-        -0-        1,078         -0-        -0-        8,541      .58
Illinois                10,572         220        -0-          818         -0-        -0-       11,610      .85
New Jersey              17,249         -0-        210          704         -0-        -0-       18,163     1.46
Colorado                 1,904         -0-          3          -0-         -0-        -0-        1,907      .15
Washington               1,577         747        -0-          111         -0-        -0-        2,435      .26
Arizona                  1,700         -0-        -0-          493         -0-        -0-        2,193      .28
Other (c)               27,683          40        -0-        1,408         162         11       29,304      .77
                      ---------   ---------  ---------     --------   ---------  ---------    ---------    -----
  Totals              $290,608     $11,461     $  853      $43,020     $ 1,551     $   11      347,504      .96%
                      =========   =========  =========     ========   =========  =========

REO general valuation allowance                                                                   (939)    (.00)
                                                                                              ---------    -----
Total nonperforming assets                                                                    $346,565      .96%
                                                                                              =========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The June 30, 1998 balances include loans that were securitized into FNMA MBS and MBS-REMIC.
(c)  Includes states with loans less than 2% of total loans.

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

         The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 1999 and 1998.

                                    TABLE 11

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                        Three Months Ended         Six Months Ended
                                                                              June 30                   June 30
                                                                     ------------------------  ------------------------
                                                                        1999         1998         1999         1998
                                                                     -----------  -----------  -----------   ----------
  Beginning allowance for loan losses                                 $ 236,476    $ 237,186    $ 244,466    $ 233,280
  Provision (recovery) charged to expense                                  (727)       2,682         (153)       5,647
  Transfer of allowance to reserve for losses
    on loans sold or securitized and retained                            (2,385)         -0-      (12,135)         -0-
  Less loans charged off, net                                              (225)        (467)         -0-          -0-
  Add recoveries                                                            332          136        1,293          610
                                                                     -----------  -----------  -----------   ----------
  Ending allowance for loan losses                                    $ 233,471    $ 239,537    $ 233,471    $ 239,537
                                                                     ===========  ===========  ===========   ==========
  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse and MBS-REMICs)               .00%         .00%        (.01%)        .00%
                                                                     ===========  ===========  ===========   ==========

         As previously mentioned, the Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because these loans underlying the MBS and MBS-REMICs are similar in all respects to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for this reserve for losses on loans sold or securitized and retained is included in accounts payable and accrued expenses.

         The table below shows the changes in the reserve for losses on loans sold or securitized and retained for the three and six months ended June 30, 1999 and 1998.

                                    TABLE 12

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                                        Three Months Ended         Six Months Ended
                                                                              June 30                   June 30
                                                                     ------------------------  ------------------------
                                                                        1999         1998         1999         1998
                                                                     -----------  -----------  -----------   ----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained                     $ 12,549      $ 1,023     $  2,256      $   886
  Initial recourse at time of sale charged to expense                       463          340        1,006          477
  Transfer from allowance for loan losses                                 2,385          -0-       12,135          -0-
                                                                     -----------  -----------  -----------   ----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained                     $ 15,397      $ 1,363     $ 15,397      $ 1,363
                                                                     ===========  ===========  ===========   ==========


         The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was 95.3% and 69.5% at June 30, 1999 and 1998, respectively. At June 30, 1999 and 1998, the ratio to total loans (including MBS with recourse and MBS-REMICs) of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was .71% and .67%, respectively.

         DEPOSITS

         Retail deposits decreased during the second quarter of 1999 by $60 million, including interest credited of $265 million, compared to an increase of $434 million, including interest credited of $263 million, in the second quarter of 1998. Retail deposits increased during the first half of 1999 by $117 million, including interest credited of $510 million, compared to an increase of $1.4 billion, including interest credited of $508 million, in the first half of 1998. During the second quarter of 1999, the Company sold three branches with a total of $119 million in deposits. During the first quarter of 1998, the Company sold one branch with $36 million in deposits. Retail deposit balances were essentially unchanged during 1999 as the Company concentrated marketing efforts on building the loyalty of existing depositors. Retail deposits increased during the first half of 1998 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At June 30, 1999 and 1998, transaction accounts (which includes checking, passbook, and money market accounts) represented 39% and 27%, respectively, of the total balance of deposits.

         Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). There were no outstanding wholesale CDs at June 30, 1999 or at June 30, 1998.

         The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 1999 and 1998.

                                    TABLE 13

                                    Deposits
                              (Dollars in millions)

                                                                                 June 30
                                                           ---------------------------------------------------
                                                                     1999                       1998
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts (a)                   3.42%      $    109        3.23%      $     84
      Passbook accounts                                        1.82            507        2.22            544
      Money market deposit accounts (a)                        4.11          9,646        4.28          6,040
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      4.40          5,270        5.10          7,977
        1 to 2 years                                           4.94          7,572        5.44          6,688
        2 to 3 years                                           5.27          1,379        5.46          1,458
        3 to 4 years                                           5.21            330        5.34            372
        4 years and over                                       5.72            950        5.76          1,208
      Retail jumbo CDs                                         4.70            573        5.34            622
      Wholesale CDs                                            0.00            -0-        0.00            -0-
      All other                                                0.00            -0-        7.56              1
                                                                        -----------               ------------
                                                                          $ 26,336                   $ 24,994
                                                                        ===========               ============


                                                                            1999                      1998
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                           $ 10,262                   $  6,668
        Maturity within one year                                            14,645                     16,056
        1 to 5 years                                                         1,412                      2,259
        Over 5 years                                                            17                         11
                                                                        -----------               ------------
                                                                          $ 26,336                   $ 24,994
                                                                        ===========               ============

* Weighted average interest rate, including the impact of interest rate swaps.

(a) At June 30, 1999, $3.1 billion of interest-bearing checking accounts were swept into money market deposit accounts.

         At June 30, the weighted average cost of deposits was 4.50% (1999) and 4.99% (1998).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $6.1 billion at June 30, 1999, compared to $7.5 billion and $6.2 billion at June 30, 1998, and December 31, 1998, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See Extraordinary Item discussion on page 31.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $685 million, $1.8 billion, and $1.3 billion at June 30, 1999 and 1998, and December 31, 1998, respectively.

         The Company uses accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities in accordance with SFAS 125 and SFAS 127.

         OTHER BORROWINGS

         At June 30, 1999, Golden West, at the holding company level, had a total of $812 million of subordinated debt issued and outstanding. As of June 30, 1999, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively. At June 30, 1999, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of June 30, 1999, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased during the first six months of 1999 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $170 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during the first six months of 1998 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at June 30, 1999 and 1998, and December 31, 1998, were $195 million, $157 million, and $215 million, respectively.

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

         Since 1993, through three separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 12.2 million shares of Golden West's common stock. As of June 30, 1999, 11.3 million shares had been repurchased and retired at a cost of $630 million since October 1993, of which 1.8 million shares were purchased and retired at a cost of $170 million during the first six months of 1999. On July 22, 1999, Golden West's Board of Directors authorized the purchase by the Company of an additional 2.8 million shares of its common stock. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 1999 and 1998.

                                    TABLE 14

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              June 30, 1999                                     June 30, 1998
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ---------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $2,336,862    7.01%      $  499,791    1.50%     $1,929,619     6.69%     $  432,456     1.50%
  Core         2,336,862    7.01        1,332,775    4.00       1,929,619     6.69       1,153,217     4.00
  Risk-based   2,483,193   12.95        1,533,886    8.00       2,013,581    12.91       1,259,075     8.00


     The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 1999 and 1998.

                                    TABLE 15

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                               June 30, 1999                                      June 30, 1998
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   ----------------------   ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   ---------
  Tangible     $ 548,213     9.52%       $  86,344     1.50%     $  892,726     9.00%     $  148,730     1.50%
  Core           548,213     9.52          230,252     4.00         892,726     9.00         396,614     4.00
  Risk-based     584,207    18.60          251,217     8.00       1,067,516    17.78         480,347     8.00


         In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of June 30, 1999, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well-capitalized classification at June 30, 1999.

                                    TABLE 16

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                         $ 2,336,862        7.01%         $ 1,665,968        5.00%
        Tier 1 risk-based                  2,336,862       12.19            1,150,415        6.00
        Total risk-based                   2,483,193       12.95            1,917,358       10.00

         The table below shows that WSL's regulatory capital exceeds the requirements of the well-capitalized classification at June 30, 1999.

                                    TABLE 17

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                           $ 548,213        9.52%          $  287,815        5.00%
        Tier 1 risk-based                    548,213       17.46              188,413        6.00
        Total risk-based                     584,207       18.60              314,022       10.00


         World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At June 30, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 18

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  June 30, 1999                                     June 30, 1998
                  -----------------------------------------------   ----------------------------------------------
                         ACTUAL                  REQUIRED                  ACTUAL                 REQUIRED
                  ----------------------   ----------------------   ----------------------  ----------------------
                   Capital       Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                  -----------   --------   -----------  ---------   ----------   ---------  -----------  ---------
 Tier 1 leverage   $ 194,087     5.41%     $ 107,577     3.00%      $ 123,638    11.38%       $ 32,583    3.00%
 Tier 1 risk-based   194,087    26.19         29,648     4.00         123,638    24.08          20,537    4.00
 Total risk-based    194,301    26.21         59,296     8.00         123,824    24.12          41,074    8.00



RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings for the three months ended June 30, 1999 were $122 million compared to net earnings of $117 million for the three months ended June 30, 1998. Net earnings for the six months ended June 30, 1999 were $243 million compared to net earnings of $227 million, before an extraordinary item (see extraordinary item discussion on page 32), for the six months ended June 30, 1998. Net earnings increased for the first six months of 1999 as compared to the same period in 1998 as a result of increased net interest income, a decrease in the provision for loan losses, increased non-interest income before the one-time gains (see non-interest income discussion on page 31), and a lower effective tax rate. These increases to net earnings were partially offset by an increase in general and administrative expenses.

         SPREADS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 1999 and 1998, and December 31, 1998.

                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                         June 30
                                               ----------------------------        December 31
                                                  1999            1998                1998
                                               ------------    ------------       -------------
Yield on loan portfolio                            7.06%           7.51%              7.36%
Yield on MBS                                       7.07            7.23               7.20
Yield on investments                               6.45            6.89               5.53
                                               ---------       ---------          ---------
Yield on earning assets                            7.06            7.44               7.30
                                               ---------       ---------          ---------
Cost of deposits                                   4.50            4.99               4.67
Cost of borrowings                                 5.59            6.02               5.87
                                               ---------       ---------          ---------
Cost of funds                                      4.75            5.29               4.96
                                               ---------       ---------          ---------
Primary spread                                     2.31%           2.15%              2.34%
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

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 1999 and 1998, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 20

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                              Three Months Ended          Six Months Ended
                                                                    June 30                   June 30
                                                             ----------------------    -----------------------
                                                               1999         1998         1999         1998
                                                             ---------    ---------    ----------   ----------
        Interest on loans(a)                                     61.2%        74.9%         63.1%        77.7%
        Interest on mortgage-backed securities(a)                26.0         13.5          24.6         11.4
        Interest and dividends on investments                     7.0          6.1           6.9          6.5
                                                             ---------    ---------    ----------   ----------
                                                                 94.2         94.5          94.6         95.6
        Less:
          Interest on deposits                                   42.1         41.0          42.1         40.6
          Interest on advances and other borrowings              18.0         23.0          18.3         24.1
                                                             ---------    ---------    ----------   ----------
                                                                 60.1         64.0          60.4         64.7

        Net interest income                                      34.1         30.5          34.2         30.9
          Provision for (recovery of) loan losses                 (.1)          .3           0.0           .4
                                                             ---------    ---------    ----------   ----------
        Net interest income after provision for loan losses      34.2         30.2          34.2         30.5

        Add:
          Fees                                                    2.3          2.0           2.3          1.8
          Gain on the sale of securities, MBS, and loans          1.1          2.4           1.3          1.4
          Other non-interest income                               2.4          1.1           1.8          1.2
                                                             ---------    ---------    ----------   ----------
                                                                  5.8          5.5           5.4          4.4
        Less:
          General and administrative expenses                    13.2         11.1          13.0         10.9
          Taxes on income                                        10.0          9.7          10.0          9.5
                                                             ---------    ---------    ----------   ----------
        Earnings before extraordinary item                       16.8         14.9          16.6         14.5
        Extraordinary item                                        0.0          0.0           0.0          (.5)
                                                             ---------    ---------    ----------   ----------
        Net earnings                                             16.8%        14.9%         16.6%        14.0%
                                                             =========    =========    ==========   ==========


(a) During the six months ended June 30, 1999 and the year ended December 31, 1998, the Company securitized $3.7 billion and $8.2 billion, respectively, of loans into MBS which caused the percentage of interest on mortgage-backed securities to total revenues to increase from June 30, 1998 to June 30, 1999 and the percentage of interest on loans to total revenues to decrease from June 30, 1998 to June 30, 1999. For further discussion, see pages 12 and 13.

         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity decreased net interest income by $927 thousand and $3.7 million for the three and six months ended June 30, 1999, as compared to decreases of $2 million and $4 million for the same periods in 1998.

         The following table summarizes the unrealized gains and losses for interest rate swaps at June 30, 1999 and 1998.

                                    TABLE 21

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                         June 30, 1999                              June 30, 1998
                            ----------------------------------------   ----------------------------------------
                                                            Net                                        Net
                                                        Unrealized                                 Unrealized
                            Unrealized    Unrealized       Gain        Unrealized    Unrealized       Gain
                               Gains        Losses        (Loss)          Gains        Losses        (Loss)
                            ------------  ------------  ------------   ------------  ------------  ------------
Interest rate swaps:
  Receive fixed               $     917     $     150     $     767     $   6,779     $     303    $    6,476
  Pay fixed                       3,631        15,643       (12,012)          436        34,226       (33,790)
                            ------------  ------------  ------------   ------------  ------------ -------------
                              $   4,548     $  15,793     $ (11,245)    $   7,215     $  34,529    $  (27,314)
                            ============  ============  ============   ============  ============ =============


                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                             Six Months Ended
                                               June 30, 1999
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 1998                $   512         $   899
Additions                                       -0-             -0-
Maturities                                     (237)            (77)
                                        ------------    ------------
Balance at June 30, 1999                    $   275         $   822
                                        ============    ============


         The range of floating interest rates received on swap contracts in the first six months of 1999 was 4.97% to 5.47%, and the range of floating interest rates paid on swap contracts was 4.99% to 5.29%. The range of fixed interest rates received on swap contracts in the first six months of 1999 was 5.50% to 8.66% and the range of fixed interest rates paid on swap contracts was 5.58% to 9.14%.

         INTEREST ON LOANS

         In the second quarter of 1999, interest on loans was lower than in the comparable 1998 period by $142 million or 24.2%. The decrease in the second quarter of 1999 was due to a $6.5 billion decrease in the average portfolio balance and a 33 basis point decrease in the average portfolio yield. For the first half of 1999, interest on loans was lower than in the comparable 1998 period by $294 million or 24.2%. The decrease was due to a $6.9 billion decrease in the average portfolio balance and a 27 basis point decrease in the average portfolio yield. The decrease in the average loan portfolio balance was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs (see pages 12 and 13).

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the second quarter of 1999, interest on mortgage-backed securities was higher than in the comparable 1998 period by $84 million or 79.4%. The 1999 increase was due primarily to a $4.9 billion increase in the average portfolio balance, which was partially offset by a 7 basis point decrease in the average portfolio yield. For the first half of 1999, interest on mortgage-backed securities was higher than in the comparable 1998 period by $180 million or 101.5% due primarily to a $5.2 billion increase in the average portfolio balance, which was partially offset by a 10 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio is primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on pages 12 and 13.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 1999, interest and dividends on investments was higher than in the comparable 1998 period by $2.7 million or 5.7%. The increase was primarily due to a $743 million increase in the average portfolio balance, which was partially offset by a 71 basis point decrease in the average portfolio yield. For the first half of 1999, interest and dividends on investments was lower than in the comparable 1998 period by $1.4 million or 1.4%. The decrease was primarily due to a 70 basis point decrease in the average portfolio yield which was partially offset by a $385 million increase in the average portfolio balance.

         INTEREST ON DEPOSITS

         In the second quarter of 1999, interest on deposits decreased by $15 million or 4.7% from the comparable period in 1998. The second quarter decrease was due to a 50 basis point decrease in the average cost of deposits, which was partially offset by a $1.5 billion increase in the average balance of deposits. In the first half of 1999, interest on deposits decreased by $23 million or 3.6% from the comparable period in 1998. The six month decrease was primarily due to a 47 basis point decrease in the average cost of deposits, which was partially offset by a $1.6 billion increase in the average balance of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the second quarter and first half of 1999, interest on advances and other borrowings decreased by $50 million or 27.5% and $109 million or 29.0%, respectively, from the comparable periods of 1998. The second quarter decrease was primarily due to a $2.5 billion decrease in the average balance and a 50 basis point decrease in the average cost of these borrowings. The six month decrease was primarily due to a $3.0 billion decrease in the average balance and a 43 basis point decrease in the average cost of these borrowings.

         PROVISION FOR (RECOVERY OF) LOAN LOSSES

         The recovery of loan losses was $727 thousand and $153 thousand, respectively, for the three and six months ended June 30, 1999, compared to a provision for loan losses of $3 million and $6 million for the same periods in 1998. The decrease in the provision in 1999 was due to declining nonperforming assets and lower loan losses as a result of the strong California housing market and economy.

         NON-INTEREST INCOME

         Non-interest income was $43 million and $78 million, respectively, for the three and six months ended June 30, 1999, compared to $43 million and $69 million for the same periods in 1998. Non-interest income for the three and six months ended June 30, 1999 included gains of $7 million from the sale of three savings offices located in markets with limited growth potential. Non-interest income for the three and six months ended June 30, 1998, included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer and non-interest income for the six months ended June 30, 1998 included a gain of $3 million from the sale of one savings branch. Without the effects of these one-time gains, non-interest income for the three and six months ended June 30, 1999, was $35 million and $70 million, respectively, as compared to $30 million and $53 million for the same periods in 1998. The increases in 1999 as compared to 1998 resulted from higher loan prepayment fees and increased gains on the sale of fixed-rate mortgages.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For  the  second   quarter   and  first  half  of  1999,   general  and
administrative expenses (G&A) were $96 million and $189 million, respectively, compared to $87 million and $171 million for the comparable periods in 1998. G&A as a percentage of average assets on an annualized basis was 1.00% and .99%, respectively, for the second quarter and first half of 1999 compared to .88% and
 .86%, respectively, for the same periods in 1998. G&A expenses increased in 1999 because of normal increases in employee compensation, the expansion of the loan origination organization to take advantage of opportunities to increase mortgage volume, and investments in new computers and automated teller machines to enhance customer service in our branches.

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

     Taxes as a percentage of earnings before the extraordinary item were 37.5%, for the second quarter and first half of 1999 compared to 39.3% and 39.6%, respectively, for the same periods a year ago. The decrease in the tax rate in 1999 as compared to 1998 was due to a lower overall state tax rate due to the expansion of business in lower taxing states.


LIQUIDITY AND CAPITAL RESOURCES

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; negotiable certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at June 30, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

     WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at June 30, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

         WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities; and borrowings from its affiliates.

         The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $489 million for the year ended December 31, 1998 and $311 million for the six months ended June 30,
1998), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At June 30, 1999 and 1998, and December 31, 1998, Golden West's total cash and investments amounted to $725 million, $750 million, and $898 million, respectively. Included in the June 30, 1999 and 1998, and December 31, 1998 amounts are loans to WFSB and WSL.

YEAR 2000

         The Company is aware of the system challenges that the Year 2000 has created and has implemented a plan (Year 2000 Project) to insure that all of the Company's mission critical systems are Year 2000 compliant by the end of the second quarter of 1999, and to evaluate, test, and modify other systems that might also be affected. The evaluation, correction and testing of the mission-critical systems was completed during the first quarter of 1999, and during the second quarter of 1999, the Company successfully completed integration testing to confirm that all such systems function together. All mission critical systems have now been upgraded and placed into production. The Company has completed an inventory and assessment of all other non-mission systems and is currently in the process of testing and modifying or replacing those systems that may be affected by Year 2000 compliance issues. The Company expects to complete the testing and installation of non-mission critical systems by the end of the third quarter of 1999. The Year 2000 project was developed in accordance with guidance set forth by federal banking regulators in a series of jointly-issued policy statements. Federal banking regulators regularly monitor the Company's progress in meeting the requirements of such policy statements.

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

     The Company currently estimates that it will cost approximately $19 million to make all of its computer systems Year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during 1998 was $8 million and $6 million was incurred for the six months ended June 30, 1999. Included in the $19 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company has dedicated a number of its existing resources solely to the Year 2000 Project.

     The Company believes that its Year 2000 Project will result in the Company's systems functioning normally at the beginning of the year 2000, without adverse consequences. While the systems of others, with whom and through which the Company conducts business, are not within the Company's control, the Year 2000 Project is intended to provide the Company with sufficient advance warning should such systems not perform. In the unlikely event of a problem with the Company's systems or the systems of others which relate to the Company's core business, the Company has developed contingency plans to address the potential that one or more systems might fail, despite efforts to the contrary. Although the Company has no reason to believe that such contingency plans will not effectively avoid or mitigate any adverse consequences of such system failures, no assurances can be given that such plans will be effective.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at June 30, 1999, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

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

          Exhibit No. Description
          ----------  -----------
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

               11   Statement of Computation of Earnings Per Share

               27   Financial Data Schedule


(b)  Reports on Form 8-K

     The Registrant did not file any current reports on Form 8-K with the Commission during the first six months of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 12, 1999                 /s/ J. L. Helvey
                                        ---------------------------------
                                        J. L. Helvey
                                        Executive Vice President
                                        (duly authorized and principal financial
                                        officer)