Form 10-Q
period 1999-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 1999-11-12
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended September 30, 1999           Commission File Number 1-4629


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

         The number of shares outstanding of the registrant's common stock on October 31, 1999, was 53,869,754 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                       September 30    September 30   December 31
                                                                           1999           1998           1998
                                                                        ------------  -------------  -------------
                                                                               (Unaudited)
                                                                        ---------------------------

Assets:
  Cash                                                                   $  237,614     $  199,747     $  250,875
  Securities available for sale at fair value                               346,255        310,296        377,005
  Other investments at cost                                                 678,332        890,379        422,385
  Purchased mortgage-backed securities available for sale
    at fair value                                                            84,540        125,107        113,585
  Purchased mortgage-backed securities held to maturity
    at cost                                                                 449,477        629,036        572,376
  Mortgage-backed securities held to maturity with recourse at cost       3,036,257      4,201,842      3,884,347
  Mortgage-backed securities-REMICs held to maturity at cost              7,684,755      3,440,637      5,461,657
  Loans receivable                                                       25,856,148     27,940,415     25,721,288
  Interest earned but uncollected                                           165,882        200,036        209,328
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         533,623        768,601        780,303
  Real estate held for sale or investment                                    17,232         45,659         45,696
  Prepaid expenses and other assets                                         601,352        365,451        357,363
  Premises and equipment--at cost less accumulated depreciation             274,010        265,800        272,521
                                                                        ------------  -------------  -------------
                                                                        $39,965,477    $39,383,006    $38,468,729
                                                                        ============  =============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                              $26,549,828    $25,477,429    $26,219,095
  Advances from Federal Home Loan Banks                                   8,109,333      6,866,847      6,163,472
  Securities sold under agreements to repurchase                            772,940      2,310,198      1,252,469
  Accounts payable and accrued expenses                                     312,484        523,230        468,213
  Taxes on income                                                           286,193        307,969        329,409
  Subordinated notes--net of discount                                       812,694        911,467        911,753
  Stockholders' equity                                                    3,122,005      2,985,866      3,124,318
                                                                        ------------  -------------  -------------
                                                                        $39,965,477    $39,383,006    $38,468,729
                                                                        ============  =============  =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended               Nine Months Ended
                                                           September 30                     September 30
                                                    ----------------------------    -----------------------------
                                                        1999           1998            1999             1998
                                                    -------------   ------------    ------------    -------------
  Interest Income:
      Interest on loans                               $  445,576     $  529,135     $ 1,367,178      $ 1,745,201
      Interest on mortgage-backed securities             204,444        156,234         562,558          333,965
      Interest and dividends on investments               52,233         59,088         152,776          161,063
                                                    -------------   ------------    ------------    -------------
                                                         702,253        744,457       2,082,512        2,240,229
  Interest Expense:
      Interest on deposits                               309,640        327,589         923,274          963,878
      Interest on advances                                93,533        112,394         262,713          341,160
      Interest on repurchase agreements                   13,742         27,750          46,032           93,783
      Interest on other borrowings                        33,374         38,582          99,322          120,355
                                                    -------------   ------------    ------------    -------------
                                                         450,289        506,315       1,331,341        1,519,176
                                                    -------------   ------------    ------------    -------------
          Net Interest Income                            251,964        238,142         751,171          721,053
  Provision for (recovery of) loan losses                 (1,253)         3,130          (1,406)           8,777
                                                    -------------   ------------    ------------    -------------
          Net Interest Income after Provision
              for (Recovery of) Loan Losses              253,217        235,012         752,577          712,276
  Non-Interest Income:
      Fees                                                16,180         16,224          49,101           44,887
      Gain on the sale of securities, MBS, and loans       3,001          6,417          21,313           28,001
      Other                                               12,257          8,182          38,871           27,035
                                                    -------------   ------------    ------------    -------------
                                                          31,438         30,823         109,285           99,923
  Non-Interest Expense:
      General and administrative:
          Personnel                                       54,766         49,632         158,982          144,212
          Occupancy                                       16,861         15,636          49,565           44,754
          Deposit insurance                                1,310          1,444           4,048            4,572
          Advertising                                      3,378          2,189           8,586            7,653
          Other                                           19,732         18,604          63,938           57,024
                                                    -------------   ------------    ------------    -------------
                                                          96,047         87,505         285,119          258,215
  Earnings before Taxes on Income and
      Extraordinary Item                                 188,608        178,330         576,743          553,984
  Taxes on Income                                         70,537         70,309         215,917          218,932
                                                    -------------   ------------    ------------    -------------
  Earnings before Extraordinary Item                     118,071        108,021         360,826          335,052
  Extraordinary Item:
  Federal Home Loan Bank advance prepayment
      penalty, net of tax benefit                            -0-         (4,801)           -0-          (12,511)
                                                    -------------   ------------    ------------    -------------
  Net Earnings                                         $ 118,071     $  103,220      $  360,826       $  322,541
                                                    =============   ============    ============    =============

  Basic earnings per share before extraordinary item   $    2.16     $     1.87      $    6.48        $    5.84

  Basic earnings per share on extraordinary
      item, net of tax benefit                              0.00           (.08)          0.00             (.22)
                                                    -------------   ------------    ------------    -------------
  Basic earnings per share                             $    2.16     $     1.79      $    6.48        $    5.62
                                                    =============   ============    ============    =============

  Diluted earnings per share before extraordinary item $    2.14     $     1.85      $    6.42        $    5.78
  Diluted earnings per share on extraordinary item,
      net of tax benefit                                    0.00           (.08)          0.00             (.22)
                                                    -------------   ------------    ------------    -------------
  Diluted earnings per share                           $    2.14     $     1.77      $    6.42        $    5.56
                                                    =============   ============    ============    =============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                  September 30
                                                           ---------------------------   ---------------------------
                                                              1999           1998           1999           1998
                                                           ------------   ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net earnings                                               $ 118,071      $ 103,220      $ 360,826      $ 322,541
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Extraordinary item                                             -0-          8,117            -0-         21,152
    Provision for (recovery of) loan losses                     (1,253)         3,130         (1,406)         8,777
    Amortization of loan fees and discounts                     (1,962)        (5,474)       (12,481)       (16,568)
    Depreciation and amortization                                6,926          6,369         20,892         18,060
    Loans originated for sale                                 (113,497)      (291,424)      (717,442)      (625,382)
    Sales of loans                                             168,310        375,872      1,129,073        776,038
    Decrease  in interest earned but uncollected                 9,924          9,651         43,446         16,887
    Federal Home Loan Bank stock dividends                      (8,038)       (12,559)       (28,993)       (40,274)
    Increase in prepaid expenses and other assets              (10,318)          (452)      (245,678)      (107,284)
    Increase (decrease) in accounts payable and accrued       (269,785)         2,433       (167,651)        76,905
expenses
    Increase (decrease) in taxes on income                     (33,547)       (11,412)        (9,120)        31,819
    Other, net                                                  (4,145)           785         (6,724)        (5,087)
                                                           ------------   ------------   ------------   ------------
      Net cash provided by (used in) operating activities     (139,314)       188,256        364,742        477,584

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio          (3,482,228)    (1,886,820)    (7,826,284)    (5,091,687)
    Real estate loans purchased                                   (205)          (648)        (1,140)        (2,337)
    Other, net                                                 (21,560)       (65,120)       (58,694)       (85,491)
                                                           ------------   ------------   ------------   ------------
                                                            (3,503,993)    (1,952,588)    (7,886,118)    (5,179,515)
  Real estate loan principal payments:
    Monthly payments                                           145,593        158,922        440,805        493,429
    Payoffs, net of foreclosures                             1,002,369      1,340,611      3,430,193      4,073,503
                                                           ------------   ------------   ------------   ------------
                                                             1,147,962      1,499,533      3,870,998      4,566,932

  Repayments of mortgage-backed securities                     663,936        723,795      2,209,804      1,239,664
  Proceeds from sales of real estate                            25,438         31,484         93,241        118,020
  Purchases of securities available for sale                (2,740,856)      (183,116)    (4,205,922)      (310,597)
  Sales of securities available for sale                           -0-            -0-             19         81,373
  Matured securities available for sale                      2,746,870        304,096      4,172,283        557,767
  Increase in other investments                               (361,452)      (746,379)      (255,947)      (637,731)
  Purchases of Federal Home Loan Bank stock                        -0-        (49,253)          -0-        (149,247)
  Redemption of Federal Home Loan Bank stock                     8,858            -0-        275,673            -0-
  Additions to premises and equipment                           (8,707)       (13,495)       (26,151)       (48,792)
                                                           ------------   ------------   ------------   ------------
    Net cash provided by (used in) investing activities     (2,021,944)      (385,923)    (1,752,120)       237,874

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30                    September 30
                                                                                          ----------------------------
                                                          -------------   ------------
                                                              1999           1998            1999            1998
                                                          -------------   ------------    ------------    ------------
   Cash Flows from Financing Activities:
       Deposit activity:
       Increase (decrease) in deposits, net                 $  (47,781)   $   213,571     $  (441,298)    $   589,384
       Interest credited                                       261,903        270,150         772,031         778,328
                                                          -------------   ------------    ------------    ------------
                                                               214,122        483,721         330,733       1,367,712

     Additions to Federal Home Loan Bank advances            2,005,500      2,712,440       3,518,580       5,976,940
     Repayments of Federal Home Loan Bank advances              (7,565)    (3,341,798)     (1,572,717)     (7,648,071)
     Proceeds from agreements to repurchase securities       1,548,894      3,490,320       5,549,145       6,554,310
     Repayments of agreements to repurchase securities      (1,460,892)    (2,996,555)     (6,028,674)     (6,578,160)
     Repayments of medium-term notes                               -0-            -0-             -0-        (110,000)
     Repayment of subordinated debt                                -0-       (100,000)       (100,000)       (200,000)
     Dividends on common stock                                  (7,663)        (7,214)        (23,417)        (21,517)
     Exercise of stock options                                   4,075          2,286           8,629          15,133
     Purchase and retirement of Company stock                 (138,510)       (44,299)       (308,162)        (44,299)
                                                          -------------   ------------    ------------    ------------
       Net cash provided by (used in) financing activities   2,157,961        198,901       1,374,117        (687,952)
                                                          -------------   ------------    ------------    ------------
   Net Increase (Decrease) in Cash                              (3,297)         1,234         (13,261)         27,506
   Cash at beginning of period                                 240,911        198,513         250,875         172,241
                                                          -------------   ------------    ------------    ------------
   Cash at end of period                                    $  237,614     $  199,747     $   237,614     $   199,747
                                                          =============   ============    ============    ============

   Supplemental cash flow information:
     Cash paid for:
       Interest                                             $  439,930     $  510,620     $ 1,318,456     $ 1,525,208
       Income taxes                                            104,090         77,500         225,194         181,582
     Cash received for interest and dividends                  712,177        754,108       2,125,958       2,257,116
     Noncash investing activities:
       Loans converted from adjustable rate to
           fixed-rate                                           32,424         70,607         503,750         113,996
       Loans transferred to foreclosed real estate              16,180         29,614          54,748          88,667
       Loans securitized into MBS and MBS-REMICs                   -0-            -0-       3,700,579       5,698,458

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                    For the Nine Months Ended September 30, 1999
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------

Balance at January 1, 1999         $ 5,686    $ 122,159    $2,781,925     $   214,548    $ 3,124,318
Comprehensive income:
  Net earnings                         -0-          -0-       360,826             -0-        360,826     $   360,826
  Change in  unrealized gains on
    securities  available  for sale,
    net of tax                         -0-          -0-           -0-         (39,439)       (39,439)        (39,439)
  Reclassification adjustment
    for gains included in income       -0-          -0-           -0-            (750)          (750)           (750)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   320,637
                                                                                                       ==============
Cash dividends on common
  stock ($.42 per share)               -0-          -0-       (23,417)            -0-        (23,417)
Common stock issued upon
  exercise of stock options,
  including tax benefits                35        8,594           -0-             -0-          8,629
Purchase and retirement of
  Company stock                       (322)         -0-      (307,840)            -0-       (308,162)
                                 ----------  -----------   ----------   --------------  -------------
Balance at September 30, 1999      $ 5,399    $ 130,753    $2,811,494     $   174,359    $ 3,122,005
                                 ==========  ===========   ==========   ==============  =============

                                                    For the Nine Months Ended September 30, 1998
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                        Comprehensive
                                                                         Income From
                                             Additional                  Unrealized        Total
                                  Common      Paid-in      Retained       Gains On      Stockholders'  Comprehensive
                                   Stock      Capital      Earnings      Securities        Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------

Balance at January 1, 1998         $ 5,707     $ 85,532    $2,457,055     $   149,737    $ 2,698,031
Comprehensive income:
  Net earnings                         -0-          -0-       322,541             -0-        322,541     $   322,541
  Change in  unrealized  gains on
    securities  available  for sale,
    net of tax                         -0-          -0-          -0-           23,998         23,998          23,998
  Reclassification adjustment
    for gains included in income       -0-          -0-          -0-           (8,022)        (8,022)         (8,022)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   338,517
                                                                                                       ==============
Cash dividends on common
  stock ($.375 per share)              -0-          -0-      (21,517)             -0-        (21,517)
Common stock issued upon
  exercise of stock options,
  including tax benefits                66       15,068          -0-              -0-         15,134
Purchase and retirement of
  Company stock                        (56)         -0-      (44,243)             -0-        (44,299)
                                -----------  -----------   ----------   -------------   -------------
Balance at September 30, 1998      $ 5,717    $ 100,600    $2,713,836     $   165,713    $ 2,985,866
                                 ==========  ===========   ==========   ==============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1998, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 1999, and 1998, respectively.

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

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                       September 30      September 30       December 31
                                                            1999            1998               1998
                                                       -------------    ------------     --------------
 Assets                                                $ 39,965,477    $ 39,383,006       $ 38,468,729
 Loans receivable including mortgage-backed securities   37,111,177      36,337,037         35,753,253
 Deposits                                                26,549,828      25,477,429         26,219,095
 Stockholders' equity                                     3,122,005       2,985,866          3,124,318
 Stockholders' equity/total assets                            7.81%           7.58%              8.12%
 Book value per common share                           $      57.83    $      52.23       $      54.95
 Common shares outstanding                               53,990,504      57,172,249         56,861,124
 Diluted common shares outstanding                       54,471,358      57,743,225         57,429,914
 Yield on loan portfolio                                      7.02%           7.49%              7.36%
 Yield on mortgage-backed securities                          7.07%           7.23%              7.20%
 Yield on investments                                         6.10%           6.20%              5.53%
 Yield on earning assets                                      7.02%           7.40%              7.30%
 Cost of deposits                                             4.50%           4.91%              4.67%
 Cost of borrowings                                           5.53%           5.92%              5.87%
 Cost of funds                                                4.78%           5.20%              4.96%
 Yield on earning assets less cost of funds                   2.24%           2.20%              2.34%
 Ratio of nonperforming assets to total assets                 .61%            .78%               .79%
 Ratio of troubled debt restructured to total assets           .04%            .06%               .06%
 World Savings Bank, FSB:
   Total assets                                        $ 35,186,048    $ 31,854,886       $ 31,912,264
   Net worth                                              2,425,617       2,095,404          2,164,854
   Net worth/total assets                                     6.89%           6.58%              6.78%
   Regulatory capital ratios:
     Core capital                                             6.89%           6.57%              6.77%
     Risk-based capital                                      12.81%          12.76%             12.93%
 World Savings and Loan Association:
   Total assets                                         $ 5,468,506     $ 8,288,587       $  6,810,266
   Net worth                                                649,136         804,414            687,778
   Net worth/total assets                                    11.87%           9.71%             10.10%
   Regulatory capital ratios:
     Core capital                                             9.03%           7.91%              7.25%
     Risk-based capital                                      17.64%          16.72%             16.24%
 World Savings Bank, SSB:
   Total assets                                         $ 3,501,022     $ 3,426,447       $  3,519,046
   Net worth                                                198,539         182,914            186,411
   Net worth/total assets                                     5.67%           5.34%              5.30%
   Regulatory capital ratios:
     Tier 1 leverage capital                                  5.51%           5.67%              5.26%
     Total risk-based capital                                26.52%          25.20%             25.15%

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                      -------------------------   ----------------------------
                                                         1999          1998          1999            1998
                                                      -----------   -----------   ------------   -------------
  New real estate loans originated                    $3,595,725    $2,178,244     $8,543,726     $ 5,717,069
  Fully indexed rate on new real estate loans              7.56%         7.76%          7.57%           7.76%
  Current average rate on new real estate loans (a)        5.91%         6.13%          6.02%           6.20%
  New adjustable rate mortgages as a percentage of
    new real estate loans originated                      94.53%        83.91%         88.82%          85.80%
  Increase in deposits (b)(c)                         $  214,122    $  483,721     $  330,733     $ 1,367,712
  Earnings before extraordinary item                     118,071       108,021        360,826         335,052
  Net earnings                                           118,071       103,220        360,826         322,541
  Basic earnings per share before extraordinary item        2.16          1.87           6.48            5.84
  Diluted earnings per share before extraordinary item      2.14          1.85           6.42            5.78
  Basic earnings per share                                  2.16          1.79           6.48            5.62
  Diluted earnings per share                                2.14          1.77           6.42            5.56
  Cash dividends on common stock                             .14          .125            .42            .375
  Average common shares outstanding                   54,698,032    57,562,090     55,715,591      57,343,932
  Average diluted common shares outstanding           55,163,060    58,182,842     56,176,340      57,997,076
  Ratios:(d)
    Net earnings/average net worth (ROE)(e)               15.01%        13.97%         15.25%          15.04%
    Net earnings/average assets (ROA)(e)                   1.21%         1.05%          1.24%           1.09%
    Net interest income/average assets                     2.58%         2.43%          2.59%           2.44%
    General and administrative expense/average assets       .98%          .89%           .98%            .87%
    Efficiency ratio (f)                                  33.89%        32.53%         33.14%          31.45%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) Includes a decrease of $525 million of wholesale deposits for the nine months ended September 30, 1998.
(c) Includes the effect of the sale of three branches with a total of $119 million in deposits during the second quarter of 1999, the sale of one branch with $29 million in deposits during the third quarter of 1999, and the sale of one branch with $36 million in deposits in March of 1998.
(d) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.
(e) The ratios for the three and nine months ended September 30, 1998 include the extraordinary item. The ratios for the quarter ended September 30, 1998 excluding the extraordinary item are: ROE 14.62% and ROA 1.10%. The year-to-date ratios as of September 30, 1998 excluding the extraordinary item are: ROE 15.62% and ROA 1.24%.
(f) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 1999 and 1998, and December 31, 1998. The reader is referred to page 53 of the Company's 1998 Annual Report on Form 10-K for similar information for the years 1995 through 1998 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                              September 30
                                                           --------------------           December 31
                                                            1999         1998                1998
                                                           -------      -------          -------------
       Assets:
          Cash and investments                                3.2%         3.6%                   2.7%
          Mortgage-backed securities                         28.2         21.3                   26.1
          Loans receivable                                   64.7         70.9                   66.9
          Other assets                                        3.9          4.2                    4.3
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           66.4%        64.7%                  68.1%
          Federal Home Loan Bank advances                    20.3         17.4                   16.0
          Securities sold under agreements to repurchase      1.9          5.9                    3.3
          Other liabilities                                   1.6          2.1                    2.1
          Subordinated debt                                   2.0          2.3                    2.4
          Stockholders' equity                                7.8          7.6                    8.1
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======

         For the first nine months of 1999 and 1998, the Company securitized $3.7 billion and $5.7 billion, respectively, of loans into mortgage-backed securities which caused the percentage of mortgage-backed securities to total assets to increase from September 30, 1998 to September 30, 1999 and the percentage of loans receivable to total assets to decrease from September 30, 1998 to September 30, 1999. For further discussion, see pages 12 and 13.

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

         The following gap table shows that, as of September 30, 1999, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.


                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 1999
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                       -------------------------------------------------------------------
                                         0 - 3         4 - 12        1 - 5         Over 5
                                         Months        Months        Years          Years        Total
                                       -----------   -----------   -----------   ------------  -----------
Interest-Earning Assets:
  Investments                             $   670       $   160       $    17       $    178     $  1,025
  Mortgage-backed securities                9,722           208           739            586       11,255
  Loans receivable:
    Rate-sensitive                         22,049         2,402           220            -0-       24,671
    Fixed-rate                                 49           135           426            471        1,081
  Other(b)                                    710           -0-           -0-            -0-          710
  Impact of interest rate swaps               540           140          (680)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 33,740      $  3,045      $    722       $  1,235     $ 38,742
                                       ===========   ===========   ===========   ============  ===========
Interest-Bearing Liabilities(c):
  Deposits                               $ 16,108      $  8,378      $  2,037       $     27     $ 26,550
  FHLB advances                             7,500           215           106            288        8,109
  Other borrowings                            773           100           713            -0-        1,586
  Impact of interest rate swaps               248           (70)         (178)           -0-          -0-
                                       -----------   -----------   -----------   ------------  ===========
Total                                    $ 24,629      $  8,623      $  2,678       $    315     $ 36,245
                                       ===========   ===========   ===========   ===========   ===========

Repricing gap                            $  9,111      $ (5,578)     $ (1,956)      $    920     $  2,497
                                       ===========   ===========   ===========   ============  ===========

Cumulative gap                           $  9,111      $  3,533      $  1,577       $  2,497
                                       ===========   ===========   ===========   ============

Cumulative gap as a percentage of
    total assets                            22.8%          8.8%          3.9%
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

         CASH AND INVESTMENTS

         The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association
(WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At September 30, 1999 and 1998 and at December 31, 1998, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas requires insured institutions, such as World Savings Bank, SSB (WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB had liquidity in excess of the requirement during the periods under discussion.

         At September 30, 1999 and 1998, and December 31, 1998, the Company had securities available for sale in the amount of $346 million, $310 million, and $377 million, respectively, including unrealized gains on securities available for sale of $287 million, $274 million, and $358 million, respectively. At
September 30, 1999 and 1998, and December 31, 1998, the Company had no securities held for trading in its investment securities portfolio.

         Included in the Company's investment portfolio at September 30, 1999 and 1998, and December 31, 1998, were collateralized mortgage obligations (CMOs) in the amount of $140 million, $98 million, and $196 million, respectively. The Company holds CMOs on which both principal and interest are received. At September 30, 1999, all of these CMOs qualified for inclusion in the regulatory liquidity measurement. The Company does not hold any interest-only or principal-only CMOs.

         LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

         The Company invests in whole loans and mortgage-backed securities (MBS) and, from time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs) that are available to be used as collateral for borrowings. At September 30, 1999 and 1998, and December 31, 1998, the balance of loans receivable including mortgage-backed securities was $37.1 billion, $36.3 billion, and $35.8 billion, respectively. Included in the $37.1 billion at September 30, 1999, was $3.0 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company and $7.7 billion of MBS-REMICs. Included in the $35.8 billion at December 31, 1998, was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company and $5.5 billion of MBS-REMICs. Included in the $36.3 billion at September 30, 1998, was $4.2 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company and $3.4 billion of MBS-REMICs.

         At September 30, 1999 and 1998, and December 31, 1998, the Company had MBS held to maturity in the amount of $11.2 billion, $8.3 billion, and $9.9 billion, respectively. At September 30, 1999 and 1998, and December 31, 1998, the Company had MBS available for sale in the amount of $85 million, $125 million, and $114 million, respectively, including unrealized gains on MBS available for sale of $2 million, $6 million, and $5 million, respectively. At September 30, 1999 and 1998 and December 31, 1998, the Company had no trading MBS.

     The Company securitized $3.7 billion and $6.4 billion of mortgage loans into MBS-REMICs in the first nine months of 1999 and for the year ended December 31, 1998, respectively. MBS-REMICs are being used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, MBS-REMICs are classified as MBS held to maturity.

     During 1998, the Company securitized $1.8 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.The FNMA MBS held to maturity are being used as collateral for borrowings.

     Repayments of MBS during the third quarter and first nine months of 1999 were $664 million and $2.2 billion, respectively, compared to $724 million and $1.2 billion during the same periods of 1998. MBS repayments were lower during the third quarter of 1999 as compared to the third quarter of 1998 due to a decline in the repayment rates of the underlying mortgages. MBS repayments were higher during the first nine months of 1999 as compared to the first nine months of 1998 due to an increase in total MBS outstanding and an increase in the prepayment rate of the underlying mortgages.

                  LOAN VOLUME

     New loan originations for the three and nine months ended September 30, 1999, amounted to $3.6 billion and $8.5 billion, respectively, compared to $2.2 billion and $5.7 billion for the same periods in 1998. The high volume of originations during 1999 was due to the renewed demand for adjustable rate loans, the Company's primary product, as interest rates moved up and the cost of fixed-rate loans increased. In addition, the Company increased the size of its loan origination staff to take advantage of the favorable market conditions. Refinanced loans constituted 35% and 41% of new loan originations for the three and nine months ended September 30, 1999, compared to 42% and 43% for the three and nine months ended September 30, 1998.

         Loans originated for sale amounted to $113 million and $717 million for the three and nine months ended September 30, 1999, compared to $291 million and $625 million for the same periods in 1998. The reduction in loans originated for sale during the third quarter of 1999 as compared to the third quarter of 1998 was attributable to the decrease in fixed-rate originations due to higher rates being offered on fixed-rate loans. In addition, during the third quarter and first nine months of 1999, $32 million and $504 million of loans were converted at the customer's request from adjustable rate to fixed rate compared to $71 million and $114 million for the same periods in 1998. The Company sold $168 million and $1.1 billion of fixed-rate loans for the three and nine months ended September 30, 1999, respectively, compared to $376 million and $776 million for the same periods of 1998.

         At September 30, 1999, the Company had lending operations in 29 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 1999, 62% and 64% of total loan originations were on residential properties in California compared to 63% and 62% for the same periods in 1998. The five largest states, other than California, for originations for the nine months ended September 30, 1999, were Florida, Texas, Washington, Illinois, and Arizona with a combined total of 19% of total originations, respectively. The percentage of the total loan portfolio (including mortgage-backed securities with recourse and MBS-REMICs) that is comprised of residential loans in California was 65% at September 30, 1999 compared to 66% at September 30, 1998 and December 31, 1998.

     The Company originates adjustable rate mortgages tied to various indexes, including the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 1999 and 1998.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                  Three Months Ended              Nine Months Ended
                                     September 30                   September 30
                              ----------------------------   ----------------------------
        ARM Index                1999            1998           1999            1998
--------------------------    ------------   -------------   ------------    ------------
COFI                          $   945,825     $   973,983    $ 2,256,015     $ 2,991,734
COSI                            2,382,470         344,777      5,190,298         940,035
TCM                                70,830         509,109        142,571         973,742
                              ------------   -------------   ------------    ------------
                              $ 3,399,125     $ 1,827,869    $ 7,588,884     $ 4,905,511
                              ============   =============   ============    ============



         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at September 30, 1999 and 1998 and December 31, 1998.

                                     TABLE 4

                      Adjustable Rate Mortgage Portfolio by
                   Index (Including ARM MBS with recourse and
                                 ARM MBS-REMICs)
                             (Dollars in thousands)

                                       September 30               December 31
                              --------------------------------
        ARM Index                 1999              1998              1998
--------------------------    --------------   ---------------   ---------------
COFI                           $ 26,451,321      $ 31,256,900      $ 29,761,484
COSI                              6,580,191           932,147         1,703,283
TCM                               1,209,742         1,018,831         1,256,775
Other                               154,620           221,999           201,756
                              --------------   ---------------   ---------------
                               $ 34,395,874      $ 33,429,877      $ 32,923,298
                              ==============   ===============   ===============



         The tables on the following two pages show the Company's loan portfolio by state at September 30, 1999 and 1998.



                                     TABLE 5

                             Loan Portfolio by State
                               September 30, 1999
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $20,482,201    $3,341,495      $   193       $  30,322    $ 23,854,211       64.91%
Florida              1,622,784        16,234          -0-             504       1,639,522        4.46
Texas                1,486,019        60,920          434           1,248       1,548,621        4.21
Illinois             1,153,525       124,934          -0-             -0-       1,278,459        3.48
New Jersey           1,236,155           -0-          -0-           3,883       1,240,038        3.37
Colorado               926,423       173,075          -0-           5,218       1,104,716        3.01
Washington             633,838       463,754          -0-             656       1,098,248        2.99
Arizona                791,442        18,890          -0-             -0-         810,332        2.20
Other (b)            4,124,093        44,805           55          10,679       4,179,632       11.37
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $32,456,480    $4,244,107      $   682       $  52,510      36,753,779      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 net deferred loan costs                                                    44,875
Loan discount on purchased loans                                                   (2,090)
Undisbursed loan funds                                                             (5,201)
Allowance for loan losses                                                        (233,277)
Loans to facilitate (LTF) interest reserve                                           (353)
Troubled debt restructured (TDR) interest reserve                                  (1,259)
Loans on deposits                                                                  20,686
                                                                              ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                            36,577,160
Loans securitized into FNMA MBS with recourse and MBS-REMICs                  (10,721,012)(c)
                                                                              ------------
     Total loans receivable                                                   $25,856,148
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the September 30, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.



                                     TABLE 6

                             Loan Portfolio by State
                               September 30, 1998
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total         a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $20,097,429    $3,381,050      $   216       $  42,197    $ 23,520,892       65.65%

Florida              1,438,608        19,052            4             703       1,458,367        4.07
Texas                1,410,729        70,144          524           1,374       1,482,771        4.14
Illinois             1,186,384       152,000          -0-           1,481       1,339,865        3.74
New Jersey           1,227,348           -0-          -0-           4,633       1,231,981        3.44
Colorado             1,022,793       206,054          -0-           5,975       1,234,822        3.45
Washington             542,281       416,926          -0-             693         959,900        2.68
Arizona                757,130        24,201          -0-             -0-         781,331        2.18
Other (b)            3,751,002        53,569           68          13,579       3,818,218       10.65
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $31,433,704    $4,322,996      $   812       $  70,635      35,828,147      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 net deferred loan fees                                                    (20,134)
Loan discount on purchased loans                                                   (3,309)
Undisbursed loan funds                                                             (3,321)
Allowance for loan losses                                                        (242,415)
Loans to facilitate interest reserve                                                 (514)
Troubled debt restructured interest reserve                                        (2,214)
Loans on deposits                                                                  26,654
                                                                              ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMIC                                                             35,582,894
Loans securitized into FNMA MBS with recourse and MBS-REMIC                    (7,642,479)(c)
                                                                              ------------
     Total loans receivable                                                   $27,940,415
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the September 30, 1998 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMIC.

         The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 93% at September 30, 1999, 92% at September 30, 1998 and December 31, 1998. The Company's ARM originations for the first nine months of 1999 constituted 89% of new mortgage loans made in 1999 compared to 86% for the first nine months of 1998.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.49%, or 5.51% above the actual weighted average rate at September 30, 1999, versus 12.64%, or 5.27% above the weighted average rate at September 30, 1998.

         Approximately $4.8 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 1999, $486 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.62% at September 30, 1999 compared to 7.74% at September 30, 1998. Without the floor, the average rate on these loans would have been 6.76% at September 30, 1999 and 7.17% at September 30, 1998.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 1999, loan repayments were $1.1 billion and $3.9 billion, respectively, compared to $1.5 billion and $4.6 billion in the same periods of 1998. The decrease in loan repayments was primarily due to a decrease in loan prepayments during the third quarter of 1999.

         MORTGAGE SERVICING RIGHTS

         The Company accounts for mortgage servicing rights in accordance with SFAS 125. Capitalized mortgage servicing rights are included in "Prepaid expenses and other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 1999 and 1998.

                                     TABLE 7

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30                   September 30
                                                                 --------------------------    --------------------------
                                                                     1999           1998           1999          1998
                                                                 -----------    -----------    -----------   ------------
  Beginning balance of capitalized mortgage servicing rights       $ 39,860       $ 15,749       $ 28,635       $ 11,116
  New capitalized mortgage servicing rights from loan sales           2,785          5,822         19,244         12,410
  Amortization of capitalized mortgage servicing rights              (3,269)        (1,381)        (8,503)        (3,336)
                                                                 -----------    -----------    -----------   ------------
  Ending balance of capitalized mortgage servicing rights          $ 39,376       $ 20,190       $ 39,376       $ 20,190
                                                                 ===========    ===========    ===========   ============

     The book value of Golden West's servicing rights did not exceed the fair value at September 30, 1999 or 1998 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                     TABLE 8

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                         September 30
                                                   --------------------------    December 31
                                                      1999           1998           1998
                                                   -----------    -----------   --------------
Non-accrual loans                                   $ 230,777      $ 264,198       $ 262,332
Real estate acquired through foreclosure               14,256         44,537          42,572
Real estate in judgment                                   174            -0-              74
                                                   -----------    -----------    ------------
Total nonperforming assets                          $ 245,207      $ 308,735       $ 304,978
                                                   ===========    ===========    ============

TDRs                                                $  15,281      $  24,118       $  22,774
                                                   ===========    ===========    ============

Ratio of NPAs to total assets                            .61%           .78%            .79%
                                                   ===========    ===========    ============

Ratio of TDRs to total assets                            .04%           .06%            .06%
                                                   ===========    ===========    ============

Ratio of NPAs and TDRs to total assets                   .65%           .84%            .85%
                                                   ===========    ===========    ============

         The lower NPAs at September 30, 1999 as compared to September 30, 1998 reflect primarily the strong economy and housing market, especially in California. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $790 thousand and $4 million in the third quarter and first nine months of 1999 compared to $738 thousand and $6 million for the same periods in 1998. Interest foregone on TDRs amounted to $107 thousand and $350 thousand for the three and nine months ended September 30, 1999, compared to $203 thousand and $729 thousand for the three and nine months ended September 30, 1998.

         The tables on the following page show the Company's nonperforming assets by state as of September 30, 1999 and 1998.



                                     TABLE 9

                          Nonperforming Assets by State
                               September 30, 1999
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ------------------------------------   --------------------------------
                           Residential        Commercial                          Commercial                NPAs as
                           Real Estate           Real            Residential         Real        Total       a% of
      State             1 -4         5+         Estate         1 - 4       5+       Estate      NPAs(b)      Loans(b)
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $134,026     $ 3,287     $  1,661      $10,808     $  440     $  -0-    $ 150,222      .63%
Florida                 16,500         -0-          179          349        -0-        -0-       17,028     1.04
Texas                    9,112         -0-          -0-          603        -0-        -0-        9,715      .63
Illinois                 9,866         216          -0-          699        -0-        -0-       10,781      .84
New Jersey              16,463         -0-           45          131        -0-        -0-       16,639     1.34
Colorado                 1,209       1,032          -0-           77        -0-        -0-        2,318      .21
Washington               2,344         -0-          -0-          -0-        -0-        -0-        2,344      .21
Arizona                  4,074         124          -0-          -0-        -0-        -0-        4,198      .52
Other (c)               27,801         103        2,735        1,647        -0-        -0-       32,286      .77
                      ---------   ---------  -----------     --------  ---------  ---------   ----------    -----
  Totals              $221,395     $ 4,762     $  4,620      $14,314     $  440     $  -0-      245,531      .67%
                      =========   =========  ===========     ========  =========  =========

REO general valuation allowance                                                                    (324)    (.00)
                                                                                              ----------   ------
Total nonperforming assets                                                                     $245,207      .67%
                                                                                              ==========   ======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The September 30, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 10

                          Nonperforming Assets by State
                               September 30, 1998
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                 Real Estate Owned
                      ----------------------------------   ---------------------------------
                          Residential       Commercial                          Commercial                 NPAs as
                          Real Estate          Real            Residential         Real        Total        a% of
      State             1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)      Loans(b)
------------------    ---------   ---------  ---------     --------   ---------  ---------    ---------    ---------
California            $178,080      $5,835     $  462      $39,236     $ 1,027     $  -0-    $ 224,640      .96%
Florida                 13,506         -0-         80          926         -0-        -0-       14,512     1.00
Texas                    7,434         -0-        -0-          755         -0-        -0-        8,189      .55
Illinois                10,487         220        -0-        1,242         -0-        -0-       11,949      .89
New Jersey              14,805         -0-         57          875         -0-        -0-       15,737     1.28
Colorado                 1,141         -0-          3          -0-         -0-        -0-        1,144      .09
Washington               1,620         -0-        -0-          -0-         -0-        -0-        1,620      .17
Arizona                  2,618         -0-        -0-          112         -0-        -0-        2,730      .35
Other (c)               27,810          40        -0-        1,294         -0-         11       29,155      .76
                      ---------   ---------  ---------     --------   ---------  ---------    ---------    -----
  Totals              $257,501      $6,095     $  602      $44,440     $ 1,027     $   11      309,676      .86%
                      =========   =========  =========     ========   =========  =========

REO general valuation allowance                                                                   (941)    (.00)
                                                                                              ---------    -----
Total nonperforming assets                                                                    $308,735      .86%
                                                                                              =========    =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The September 30, 1998 balances include loans that were securitized into FNMA MBS and MBS-REMIC.
(c)  Includes states with loans less than 2% of total loans.

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

     The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 1999 and 1998.

                                    TABLE 11

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                        Three Months Ended         Nine Months Ended
                                                                           September 30              September 30
                                                                     ------------------------  ------------------------
                                                                        1999         1998         1999         1998
                                                                     -----------  -----------  -----------   ----------
  Beginning allowance for loan losses                                 $ 233,471    $ 239,537    $ 244,466    $ 233,280
  Provision (recovery) charged (credited) to expense                     (1,253)       3,130       (1,406)       8,777
  Transfer of allowance from (to) reserve for losses
    on loans sold or securitized and retained                               213          -0-      (11,922)         -0-
  Less loans charged off, net                                               -0-         (370)         -0-          -0-
  Add recoveries                                                            846          118        2,139          358
                                                                     -----------  -----------  -----------   ----------
  Ending allowance for loan losses                                    $ 233,277    $ 242,415    $ 233,277    $ 242,415
                                                                     ===========  ===========  ===========   ==========
  Ratio of chargeoffs net of recoveries to average loans
    outstanding (including MBS with recourse and MBS-REMICs)              (.01%)        .00%        (.01%)        .00%
                                                                     ===========  ===========  ===========   ==========

         As previously mentioned, the Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because these loans underlying the MBS and MBS-REMICs are similar in all respects to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for this reserve for losses on loans sold with recourse or securitized and retained is included in accounts payable and accrued expenses.

         The table below shows the changes in the reserve for losses on loans sold with recourse or securitized and retained for the three and nine months ended September 30, 1999 and 1998.

                                    TABLE 12

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30               September 30
                                                           ------------------------   -----------------------
                                                              1999         1998         1999         1998
                                                           -----------   ----------   ----------   ----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained           $ 15,397      $ 1,363     $  2,256      $   886
  Initial recourse at time of sale charged to expense             183          381        1,189          858
  Transfer from (to) allowance for loan losses                   (213)         -0-       11,922          -0-
                                                           -----------   ----------   ----------   ----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained           $ 15,367      $ 1,744     $ 15,367      $ 1,744
                                                           ===========   ==========   ==========   ==========


         The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was 101.4% and 79.1% at September 30, 1999 and 1998, respectively. At September 30, 1999 and 1998, the ratio to total loans (including MBS with recourse and MBS-REMICs) of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was .68% and .69%, respectively.

         DEPOSITS

         Retail deposits increased during the third quarter of 1999 by $214 million, including interest credited of $262 million, compared to an increase of $484 million, including interest credited of $270 million, in the third quarter of 1998. Retail deposits increased during the first nine months of 1999 by $331 million, including interest credited of $772 million, compared to an increase of $1.9 billion, including interest credited of $778 million, in the first nine months of 1998. During the third quarter of 1999, the Company sold one branch with a total of $29 million in deposits and in the second quarter of 1999, the Company sold three branches with a total of $119 million in deposits. During the first quarter of 1998, the Company sold one branch with $36 million in deposits. Retail deposit balances were essentially unchanged during 1999 as the Company concentrated marketing efforts on building the loyalty of existing depositors. Retail deposits increased during the first nine months of 1998 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At September 30, 1999 and 1998, transaction accounts (which includes checking, passbook, and money market accounts) represented 38% and 31%, respectively, of the total balance of deposits.

         Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). There were no outstanding wholesale CDs at September 30, 1999 or at September 30, 1998.

         The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 1999 and 1998.

                                    TABLE 13

                                    Deposits
                              (Dollars in millions)

                                                                               September 30
                                                           ---------------------------------------------------
                                                                     1999                       1998
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts (a)                   3.06%       $   119        2.24%     $      87
      Passbook accounts                                        1.80            504        2.73            666
      Money market deposit accounts (a)                        4.07          9,558        4.37          7,168
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      4.62          6,279        4.95          6,741
        1 to 2 years                                           4.88          6,998        5.36          7,331
        2 to 3 years                                           5.26          1,439        5.43          1,376
        3 to 4 years                                           5.24            350        5.32            371
        4 years and over                                       5.45            655        5.80          1,178
      Retail jumbo CDs                                         4.79            648        5.20            558
      Wholesale CDs                                            0.00            -0-        0.00            -0-
      All other                                                0.00            -0-        7.60              1
                                                                        -----------               ------------
                                                                          $ 26,550                   $ 25,477
                                                                        ===========               ============


                                                                            1999                      1998
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                           $ 10,181                   $  7,921
        Maturity within one year                                            14,305                     15,242
        1 to 5 years                                                         2,037                      2,307
        Over 5 years                                                            27                          7
                                                                        -----------               ------------
                                                                          $ 26,550                   $ 25,477
                                                                        ===========               ============

* Weighted average interest rate, including the impact of interest rate swaps.

(a)  At  September   30,  1999  and  1998,   $3.2  billion  and  $2.5   billion,
     respectively, of interest-bearing checking accounts were swept into money market deposit accounts.

     At September 30, the weighted average cost of deposits was 4.50% (1999) and 4.91% (1998).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $8.1 billion at September 30, 1999, compared to $6.9 billion and $6.2 billion at September 30, 1998, and December 31, 1998, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See Extraordinary Item discussion on page 34.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos with dealers, banks and the Federal Home Loan Bank of San Francisco amounted to $773 million, $2.3 billion, and $1.3 billion at September 30, 1999 and 1998, and December 31, 1998, respectively.

         OTHER BORROWINGS

         At September 30, 1999, Golden West, at the holding company level, had a total of $813 million of subordinated debt issued and outstanding. As of September 30, 1999, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively. At September 30, 1999, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 1999, WFSB had not issued any notes under this authority.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity decreased by $2.3 million during the first nine months of 1999 as a result of the $308 million cost of the repurchase of Company stock, the decrease in market values of securities available for sale, and the payment of quarterly dividends to stockholders. These decreases were partially offset by net earnings of $361 million. The Company's stockholders' equity increased during the first nine months of 1998 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders, and the $44 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 1999 and 1998, and December 31, 1998, were $174 million, $166 million, and $215 million, respectively.

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

         In November 1999, the Company acted to effect a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend is payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts, in this 10-Q filing, have not been restated to reflect this stock dividend.

         Since 1993, through four separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 14.9 million shares of Golden West's common stock. As of September 30, 1999, 12.7 million shares had been repurchased and retired at a cost of $769 million since October 1993, of which 3.2 million shares were purchased and retired at a cost of $308 million during the first nine months of 1999. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 1999 and 1998.

                                    TABLE 14

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1999                               September 30, 1998
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $2,425,414    6.89%     $   528,211    1.50%     $2,094,134     6.57%     $  478,353     1.50%
  Core         2,425,414    6.89        1,408,563    4.00       2,094,134     6.57       1,275,607     4.00
  Risk-based   2,576,183   12.81        1,608,362    8.00       2,197,128    12.76       1,377,966     8.00


         The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 1999 and 1998.

                                    TABLE 15

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                            September 30, 1999                                 September 30, 1998
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
  Tangible     $ 474,911     9.03%       $  78,866     1.50%     $  638,887     7.91%     $  121,168     1.50%
  Core           474,911     9.03          210,310     4.00         638,887     7.91         323,115     4.00
  Risk-based     508,128    17.64          230,434     8.00         797,702    16.72         381,666     8.00


         In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of September 30, 1999, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeds the requirements of the well-capitalized classification at September 30, 1999.

                                    TABLE 16

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------        ------------   -----------
        Leverage                         $ 2,425,414        6.89%         $ 1,760,703        5.00%
        Tier 1 risk-based                  2,425,414       12.06            1,206,271        6.00
        Total risk-based                   2,576,183       12.81            2,010,452       10.00

         The table below shows that WSL's regulatory capital exceeds the requirements of the well-capitalized classification at September 30, 1999.

                                    TABLE 17

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                           $ 474,911        9.03%           $ 262,888        5.00%
        Tier 1 risk-based                    474,911       16.49              172,826        6.00
        Total risk-based                     508,128       17.64              288,043       10.00


         World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At September 30, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 18

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                September 30, 1999                               September 30, 1998
                  -----------------------------------------------   ----------------------------------------------
                         ACTUAL                  REQUIRED                  ACTUAL                 REQUIRED
                  ----------------------   ----------------------   ----------------------  ----------------------
                   Capital       Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                  -----------   --------   -----------  ---------   ----------   ---------  -----------  ---------
  Tier 1 leverage   $198,539    5.51%      $ 108,148     3.00%     $  182,914     5.67%       $ 96,719    3.00%
  Tier 1 risk-based  198,539    26.49         29,977     4.00         182,914    25.17          29,071    4.00
  Tota risk-based    198,781    26.52         59,953     8.00         183,147    25.20          58,141    8.00



RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings for the three months ended September 30, 1999 were $118 million compared to net earnings of $108 million, before extraordinary item (see extraordinary item discussion on page 33), for the three months ended September 30, 1998. Net earnings for the nine months ended September 30, 1999 were $361 million compared to net earnings of $335 million, before an extraordinary item, for the nine months ended September 30, 1998. Net earnings increased for the first nine months of 1999 as compared to the same period in 1998 as a result of increased net interest income, a decrease in the provision for loan losses, increased non-interest income before the one-time gains (see non-interest income discussion on page 32), and a lower effective tax rate. These increases to net earnings were partially offset by an increase in general and administrative expenses.

         YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 1999 and 1998, and December 31, 1998.

                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                      September 30
                                               ----------------------------       December 31
                                                  1999            1998                1998
                                               ------------    ------------       -------------
Yield on loan portfolio                            7.02%           7.49%              7.36%
Yield on MBS                                       7.07            7.23               7.20
Yield on investments                               6.10            6.20               5.53
                                               ---------       ---------          ---------
Yield on earning assets                            7.02            7.40               7.30
                                               ---------       ---------          ---------
Cost of deposits                                   4.50            4.91               4.67
Cost of borrowings                                 5.53            5.92               5.87
                                               ---------       ---------          ---------
Cost of funds                                      4.78            5.20               4.96
                                               ---------       ---------          ---------
Primary spread                                     2.24%           2.20%              2.34%
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

                                    TABLE 20
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                      Three Months Ended               Three Months Ended
                                      September 30, 1999               September 30, 1998
                                -------------------------------  -------------------------------
                                            Annualized   End of              Annualized  End of
                                 Average     Average     Period   Average      Average   Period
                                Balances(a)  Yield       Yield   Balances(a)    Yield     Yield
                                ----------  ----------  -------  -----------  ---------  -------
   ASSETS
   Investment Securities       $ 3,271,302      5.51%    6.10%  $ 3,320,093      5.76%    6.20%
   Mortgage-backed securities   11,585,161      7.06%    7.07%    8,661,540      7.22%    7.23%
   Loans receivable (b)         24,857,797      7.17%    7.02%   28,104,328      7.53% .  7.49%
   Invest.in capital stock         530,442      5.42%    5.37%      753,214      6.01%    5.89%
    of FHLBs                    ----------  ----------           -----------  ---------
   Interest-earning assets     $40,244,702      6.98%           $40,839,175      7.29%
                                ==========  ==========           ===========  =========

   LIABILITIES
   Deposits:
       Checking accounts       $   110,918      2.27%    3.06%    $  81,889      2.13%    2.24%
       Savings accounts         10,405,105      3.95%    3.96%    7,383,928      4.14%    4.23%
       Term accounts            16,944,575      4.87%    4.84%   18,743,957      5.35%    5.23%
                                ----------  ----------  -------  -----------  ---------  -------
           Total deposits       27,460,598      4.51%    4.50%   26,209,774      5.00%    4.91%
  Advances from FHLBs            6,970,600      5.37%    5.36%    7,648,969      5.88%    5.77%
  Reverse repurchases            1,067,588      5.15%    5.08%    1,955,234      5.68%    5.59%
  Other borrowings               2,165,713      6.16%    7.63%    2,317,764      6.66%    7.90%
                                ----------  ----------           -----------  ---------
  Interest-bearing liabilities $37,664,499      4.78%           $38,131,741      5.31%
                                ==========  ==========           ===========  =========
  Annualized net interest spread                2.20%                            1.98%
                                            ==========                        =========
  Net interest income          $   251,964                      $   238,142
                                ==========                       ===========
  Annualized net yield on average
    interest-earning assets                     2.50%                            2.33%
                                            ==========                        =========

(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

                                    TABLE 21
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                      Nine Months Ended                Nine Months Ended
                                      September 30, 1999               September 30, 1998
                                -------------------------------  -------------------------------
                                             Annualized  End of              Annualized  End of
                                  Average     Average    Period   Average      Average   Period
                                Balances(a)    Yield     Yield   Balances(a)    Yield     Yield
                                ----------  ----------  -------  -----------  ---------  -------
   ASSETS
   Investment Securities       $ 3,229,203      5.25%    6.10%  $ 2,989,002      5.86%    6.20%
   Mortgage-backed securities   10,655,509      7.04%    7.07%    6,211,961      7.17%    7.23%
   Loans receivable(b)          25,242,449      7.22%    7.02%   30,939,057      7.52%    7.49%
   Invest. in capital stock        643,782      5.32%    5.37%      669,244      5.93%    5.89%
     of FHLB                    ----------  ----------           -----------  ---------
   Interest-earning assets     $39,770,943      6.98%           $40,809,264      7.32%
                                ==========  ==========           ===========  =========
   LIABILITIES
   Deposits:
       Checking accounts       $   107,116      2.18%    3.06%  $    75,196      1.31%    2.24%
       Savings accounts          9,964,785      3.91%    3.96%    6,216,625      3.97%    4.23%
       Term accounts            17,170,638      4.89%    4.84%   19,428,999      5.34%    5.23%
                                ----------  ----------  -------  -----------  ---------  -------
           Total deposits       27,242,539      4.52%    4.50%   25,720,820      5.00%    4.91%
   Advances from FHLB            6,477,019      5.41%    5.36%    7,813,013      5.82%    5.77%
   Reverse repurchases           1,197,857      5.12%    5.08%    2,212,798      5.65%    5.59%
   Other borrowings              2,191,376      6.04%    7.63%    2,394,947      6.70%    7.90%
                                ----------  ----------           -----------  ---------
   Interest-bearing liabilities$37,108,791      4.78%           $38,141,578      5.31%
                                ==========  ==========           ===========  =========
   Annualized net interest spread               2.20%                            2.01%
                                            ==========                        =========
   Net interest income         $   751,171                      $   721,053
                                ==========                       ===========
   Annualized net yield on
   average interest-earning assets              2.52%                            2.36%
                                            ==========                        =========

(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 1999 and 1998, in order to focus on the changes in interest income between years as well as changes in other revenue and expense amounts.

                                    TABLE 22

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30               September 30
                                                             ----------------------    -----------------------
                                                               1999         1998         1999         1998
                                                             ---------    ---------    ----------   ----------
        Interest on loans (a)                                    60.7%        68.2%         62.3%        74.6%
        Interest on mortgage-backed securities (a)               27.9         20.2          25.7         14.2
        Interest and dividends on investments                     7.1          7.6           7.0          6.9
                                                             ---------    ---------    ----------   ----------
                                                                 95.7         96.0          95.0         95.7
        Less:
          Interest on deposits                                   42.2         42.3          42.1         41.2
          Interest on advances and other borrowings              19.2         23.0          18.6         23.7
                                                             ---------    ---------    ----------   ----------
                                                                 61.4         65.3          60.7         64.9

        Net interest income                                      34.3         30.7          34.3         30.8
          Provision for (recovery of) loan losses                 (.2)          .4           (.1)          .4
                                                             ---------    ---------    ----------   ----------
        Net interest income after provision for loan             34.5         30.3          34.4         30.4
        losses

        Add:
          Fees                                                    2.2          2.1           2.2          1.9
          Gain on the sale of securities, MBS, and loans           .4           .8           1.0          1.2
          Other non-interest income                               1.7          1.1           1.8          1.2
                                                             ---------    ---------    ----------   ----------
                                                                  4.3          4.0           5.0          4.3
        Less:
          General and administrative expenses                    13.1         11.3          13.0         11.0
          Taxes on income                                         9.6          9.1           9.9          9.4
                                                             ---------    ---------    ----------   ----------
        Earnings before extraordinary item                       16.1         13.9          16.5         14.3
        Extraordinary item                                        0.0          (.6)          0.0          (.5)
                                                             ---------    ---------    ----------   ----------
        Net earnings                                             16.1%        13.3%         16.5%        13.8%
                                                             =========    =========    ==========   ==========


(a) During the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company securitized $3.7 billion and $8.2 billion, respectively, of loans into MBS which caused the percentage of interest on mortgage-backed securities to total revenues to increase from September 30, 1998 to September 30, 1999 and the percentage of interest on loans to total revenues to decrease from September 30, 1998 to September 30, 1999. For further discussion, see pages 12 and 13.

         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity increased net interest income by $511 thousand and decreased net interest income by $3.2 million for the three and nine months ended September 30, 1999, as compared to decreases of $2 million and $7 million for the same periods in 1998.

         The following table summarizes the unrealized gains and losses for interest rate swaps at September 30, 1999 and 1998.

                                    TABLE 23

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                      September 30, 1999                         September 30, 1998
                            ----------------------------------------   ----------------------------------------
                                                            Net                                        Net
                                                        Unrealized                                 Unrealized
                            Unrealized    Unrealized       Gain        Unrealized    Unrealized       Gain
                               Gains        Losses        (Loss)          Gains        Losses        (Loss)
                            ------------  ------------  ------------   ------------  ------------  ------------
Interest rate swaps:
  Receive fixed               $     647     $      67    $      580     $  12,416     $       9    $   12,407
  Pay fixed                       3,312        13,862       (10,550)          -0-        59,066       (59,066)
                            ------------  ------------  ------------   ------------  ------------ -------------
                              $   3,959     $  13,929    $   (9,970)    $  12,416     $  59,075    $  (46,659)
                            ============  ============  ============   ============  ============ =============


                                    TABLE 24

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                             Nine Months Ended
                                            September 30, 1999
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 1998                $   512         $   899
Additions                                        80             -0-
Maturities                                     (317)           (147)
                                        ------------    ------------
Balance at September 30, 1999               $   275         $   752
                                        ============    ============


         The range of floating interest rates received on swap contracts in the first nine months of 1999 was 5.06% to 5.97%, and the range of floating interest rates paid on swap contracts was 5.29% to 5.52%. The range of fixed interest rates received on swap contracts in the first nine months of 1999 was 5.50% to 8.18% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

         INTEREST ON LOANS

         In the third quarter of 1999, interest on loans was lower than in the comparable 1998 period by $84 million or 15.8%. The decrease in the third quarter of 1999 was due to a $3.2 billion decrease in the average portfolio balance and a 36 basis point decrease in the average portfolio yield. For the first nine months of 1999, interest on loans was lower than in the comparable 1998 period by $378 million or 21.7%. The decrease was due to a $5.7 billion decrease in the average portfolio balance and a 30 basis point decrease in the average portfolio yield. The decrease in the average loan portfolio balance was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs (see pages 12 and 13).

         INTEREST ON MORTGAGE-BACKED SECURITIES

         In the third quarter of 1999, interest on mortgage-backed securities was higher than in the comparable 1998 period by $48 million or 30.9%. The 1999 increase was due primarily to a $2.9 billion increase in the average portfolio balance, which was partially offset by a 16 basis point decrease in the average portfolio yield. For the first nine months of 1999, interest on mortgage-backed securities was higher than in the comparable 1998 period by $229 million or 68.4% due primarily to a $4.4 billion increase in the average portfolio balance, which was partially offset by a 13 basis point decrease in the average portfolio yield. The increase in the mortgage-backed securities portfolio is primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on pages 12 and 13.

         INTEREST AND DIVIDENDS ON INVESTMENTS

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 1999, interest and dividends on investments was lower than in the comparable 1998 period by $6.9 million or 11.6%. The decrease was primarily due to a $49 million decrease in the average portfolio balance and a 36 basis point decrease in the average portfolio yield. For the first nine months of 1999, interest and dividends on investments was lower than in the comparable 1998 period by $8.3 million or 5.1%. The decrease was primarily due to a 59 basis point decrease in the average portfolio yield which was partially offset by a $240 million increase in the average portfolio balance.

         INTEREST ON DEPOSITS

         In the third quarter of 1999, interest on deposits decreased by $18 million or 5.5% from the comparable period in 1998. The third quarter decrease was due to a 49 basis point decrease in the average cost of deposits, which was partially offset by a $1.3 billion increase in the average balance of deposits. In the first nine months of 1999, interest on deposits decreased by $41 million or 4.2% from the comparable period in 1998. The nine month decrease was primarily due to a 47 basis point decrease in the average cost of deposits, which was partially offset by a $1.5 billion increase in the average balance of deposits.

         INTEREST ON ADVANCES AND OTHER BORROWINGS

         For the third quarter and first nine months of 1999, interest on advances and other borrowings decreased by $38 million or 21.3% and $147 million or 26.5%, respectively, from the comparable periods of 1998. The third quarter decrease was primarily due to a $1.7 billion decrease in the average balance and a 52 basis point decrease in the average cost of these borrowings. The nine month decrease was primarily due to a $2.6 billion decrease in the average balance and a 45 basis point decrease in the average cost of these borrowings.

         PROVISION FOR (RECOVERY OF) LOAN LOSSES

         The recovery of loan losses was $1.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 1999, compared to a provision for loan losses of $3 million and $9 million for the same periods in 1998. The decrease in the provision in 1999 was due to declining nonperforming assets and lower loan losses as a result of the strong California housing market and economy.

         NON-INTEREST INCOME

         Non-interest income was $31 million and $109 million, respectively, for the three and nine months ended September 30, 1999, compared to $31 million and $100 million for the same periods in 1998. Non-interest income for the three months ended September 30, 1999 included a gain of $628 thousand from the sale of one savings offices located in a market with limited growth potential. For the nine months ended September 30, 1999, non-interest income included gains of $8 million from the sale of four savings offices located in markets with limited growth potential. Non-interest income for the nine months ended September 30, 1998, included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer and a gain of $3 million from the sale of one savings branch. Without the effects of these one-time gains, non-interest income for the three and nine months ended September 30, 1999, was $31 million and $101 million, respectively, as compared to $31 million and $84 million for the same periods in 1998. The increases in 1999 as compared to 1998 resulted from a higher amount of loan prepayment fees and increased gains on the sale of fixed-rate mortgages.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the third quarter and first nine months of 1999, general and administrative expenses (G&A) were $96 million and $285 million, respectively, compared to $88 million and $258 million for the comparable periods in 1998. G&A as a percentage of average assets on an annualized basis was .98%, for the third quarter and first nine months of 1999 compared to .89% and .87%, respectively, for the same periods in 1998. G&A expenses increased in 1999 because of normal increases in employee compensation, the expansion of the loan origination organization to take advantage of opportunities to increase mortgage volume, and investments in new computers and automated teller machines to enhance customer service in our branches.

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

         Taxes as a percentage of earnings before the extraordinary item were 37.4%, for the third quarter and first nine months of 1999 compared to 39.4% and 39.5%, respectively, for the same periods a year ago. The decrease in the tax rate in 1999 as compared to 1998 was due to a lower overall state tax rate due to the expansion of business in lower taxing states.


LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; negotiable certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at September 30, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

         WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations.
These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, negotiable certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at September 30, 1999, and 1998, and December 31, 1998, see the Cash and Investments section on page 12.

         WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities; and borrowings from its affiliates.

         The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $489 million for the year ended December 31, 1998 and $466 million for the nine months ended September 30,
1998), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At September 30, 1999 and 1998, and December 31, 1998, Golden West's total cash and investments amounted to $680 million, $728 million, and $898 million, respectively. Included in the September 30, 1999 and 1998, and December 31, 1998 amounts are loans to WFSB.

YEAR 2000

         The Company is aware of the system challenges that the Year 2000 has created and has implemented a plan (Year 2000 Project) to insure that all of the Company's mission critical systems are Year 2000 compliant by the end of the second quarter of 1999, and to evaluate, test, and modify other systems that might also be affected. The evaluation, correction and testing of the mission-critical systems was completed during the first quarter of 1999, and during the second quarter of 1999, the Company successfully completed integration testing to confirm that all such systems function together. All mission critical systems have now been upgraded and placed into production. The Company has completed an inventory and assessment of all other non-mission systems and has completed the testing and modification or replacement of substantially all of those systems that may be affected by Year 2000 compliance issues. The Year 2000 project was developed in accordance with guidance set forth by federal banking regulators in a series of jointly-issued policy statements. Federal banking regulators regularly monitor the Company's progress in meeting the requirements of such policy statements.

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

         The Company currently estimates that it will cost approximately $18 million to make all of its computer systems Year 2000 compliant. The Company will expense all costs associated with the Year 2000 Project and expects to fund such costs through operating cash flows. The Year 2000 Project expense incurred during 1998 was $8 million and $8 million was incurred for the nine months ended September 30, 1999. Included in the $18 million are estimates for compensation of employees dedicated to the Year 2000 Project, consultants, hardware and software expense and depreciation of the equipment purchased as part of this process. However, the Company's Year 2000 expenses are not expected to result in a dollar for dollar increase in the Company's overall information systems expenditures because the Company has dedicated a number of its existing resources solely to the Year 2000 Project.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at September 30, 1999, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not adversely affect the Company's long-term profitability and financial strength.

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

            10(f Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

            10(g) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

            11      Statement of Computation of Earnings Per Share

            27      Financial Data Schedule



(b)  Reports on Form 8-K

     The Registrant did not file any current reports on Form 8-K with the Commission during the first nine months of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 12, 1999              /s/ J. L. Helvey
                                       -----------------------------
                                       J. L. Helvey
                                       Executive Vice President
                                       (duly authorized and principal financial
                                       officer)