Form 10-K405
period 1999-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2000-03-30
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1999
                           Commission File No. 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         95-2080059
---------------------------------------------        --------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

   1901 Harrison Street, Oakland, California                    94612
---------------------------------------------        --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (510) 446-3420
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
------------------------------       ------------------------------------------
Common Stock, $.10 par value         New York Stock Exchange, Inc., Pacific
                                     Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 29, 2000, was $4,544,526,866. The number of shares outstanding of the Registrant's common stock on February 29, 2000, was 159,457,083 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                 Applicable Part of Form 10-K
-----------------------------------                 ----------------------------
Proxy Statement Dated March 13, 2000,                         Part III
Furnished to Stockholders in Connection
with Registrant's Annual Meeting of
Stockholders.

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

     During 1995, Golden West acquired Watchung Hills Bank for Savings of New Jersey and renamed it World Savings Bank, FSB. WFSB is a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation
(FDIC) Bank Insurance Fund (BIF) and its home office is in Oakland, California. As of December 31, 1999 and 1998, WFSB had assets of $37.8 billion and $31.9 billion, respectively. For the years ended December 31, 1999, 1998 and 1997,
WFSB  had  net  income  of  $349   million,   $242  million  and  $185  million,
respectively.

     WSL, whose deposits are insured by the FDIC Savings Association Insurance Fund (SAIF), was incorporated in 1912 as a capital stock savings and loan association and has its home office in Oakland, California. WSL became a federally chartered savings and loan association in September 1981. WSL's assets totaled $5.1 billion and $6.8 billion at yearends 1999 and 1998, respectively. For the years ended December 31, 1999, 1998 and 1997, WSL's net income was $134 million, $223 million and $161 million, respectively.

     WSSB had assets of $3.5 billion for the years ended December 31, 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, WSSB had net income of $16.4 million, $8.0 million, and $901 thousand, respectively.

FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

REGULATORY FRAMEWORK

     The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WFSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WSSB is a member of the FHLB system and owns stock in the FHLB of Dallas. WFSB's and WSSB's savings accounts are insured by the FDIC BIF, up to the maximum amounts provided by law. WSL is a member of the FHLB system and owns stock in the FHLB of San Francisco. WSL's savings accounts are insured by the FDIC SAIF, also up to the maximum amounts provided by law. The Company, WFSB, and WSL are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, capital requirements, and the payment of dividends. WSSB also is subject to extensive examination, supervision, and regulation by the FDIC, as well as the Texas Savings and Loan Department. WFSB, WSL, and WSSB are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

OFFICE STRUCTURE

     As of December 31, 1999, the Company operated 119 savings branch offices in California, 38 in Colorado, 33 in Florida, 21 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, and four in Illinois. The Company also operates 269 loan origination offices of which 228 are located in the states listed above. The remaining 41 loan origination offices are located in Connecticut, Delaware, Georgia, Idaho, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Utah, Virginia, Washington, and Wisconsin. Of the 269 loan offices, 18 are fully-staffed offices that are located in the same premises as savings branch offices and 120 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

ACQUISITIONS/DIVESTITURES

     During 1999, the Company sold three branches in Colorado and one branch in Kansas with a total of $149 million in deposits. During 1998, the Company sold one savings branch in Colorado with $36 million in deposits. The foregoing divestitures are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

OPERATIONS

     The principal business of the Company, through the Insured Subsidiaries, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS). Funds for the Insured Subsidiaries' operations are also provided through earnings; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the Federal Home Loan Bank system; debt collateralized by mortgages, MBS, or other securities; and the issuance of medium-term notes. In addition, the Insured Subsidiaries have a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, WFSB and WSL may borrow from the Federal Reserve Bank of San Francisco and WSSB may borrow from the Federal Reserve Bank of Dallas to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends the Insured Subsidiaries can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its Insured Subsidiaries, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

DEPOSIT ACTIVITIES

     Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. In addition, beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs". The Company's deposit balance at December 31, 1999 and 1997 included $600 million and $525 million, respectively, of these wholesale CDs. There were no wholesale CDs outstanding at December 31, 1998.

     Retail deposits increased $896 million during 1999, including interest credited of $1.1 billion, compared to an increase of $2.6 billion during 1998, including interest credited of $1.1 billion, and an increase of $1.5 billion, including interest credited of $960 million during 1997. Retail deposits increased in 1999 primarily due to interest credited. Retail deposits increased during 1998 and 1997 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At December 31, 1999, 1998, and 1997, transaction accounts (which includes checking, passbook, and money market accounts) represented 35%, 35% and 20%, respectively, of the total balance of deposits.

     The change in the mix of deposits since 1996 resulted in part due to the Company actively promoting hi-yield checking accounts and money market deposit accounts. In addition, the change was also due to a new program begun in the fourth quarter of 1996. Specifically, for the years 1996 through 1999, reported balances of interest-bearing checking accounts decreased as compared to 1995 and the reported balances of money market accounts for the same years increased compared to balances reported in 1995. The new program calculates the minimum amount of funds needed to cover disbursements for each customer's checking account and transfers the remaining funds to a money market account, reducing the Company's required reserves at the Federal Reserve Bank.

     The table on the following page summarizes the Company's deposits by original term to maturity at December 31.


                                                      TABLE 1

                                                     Deposits
                                           by Original Term to Maturity
                                              (Dollars in thousands)

                                       1999           1998           1997           1996           1995
                                    -----------    ------------   ------------   ------------   ------------
    Interest-bearing  checking  . . $  128,677     $   102,874    $    85,343    $   318,422    $   750,160
     Interest-bearing checking
      accounts
      swept   into   money   market
      deposit accounts  . . . . . . .3,206,240       2,706,811      1,386,398        488,361            -0-
    Passbook.  .  . . . . . . . . .    484,132         514,265        528,727        550,075        567,890
    Money market deposit  accounts.  5,869,963       5,825,450      2,774,336      1,077,321      1,291,501
    Term certificate accounts with
        original maturities of:
        4  weeks  to 1 year . . . .  8,554,573       5,893,772      8,996,965     10,144,102      9,358,705
        1 to 2  years.  . . . . . .  5,947,712       7,717,692      5,750,387      5,012,735      3,599,540
        2 to 3  years.  . . . . . .  1,349,180       1,417,606      1,478,756      1,587,068      2,128,392
        3 to 4  years.  . . . . . .    368,540         368,615        431,400        565,997        651,787
        4  years  and  over . . . .    582,275       1,150,056      1,440,434      1,993,983      2,065,785
    Retail  jumbo  CDs  . . . . . .    623,286         521,478        711,010        360,441        430,647
    Wholesale  CDs. . . . . . . . .    600,000             -0-        525,305            -0-            -0-
    All  other  . . . . . . . . . .        332             476            656          1,429          3,503
                                    -----------    ------------   ------------   ------------   ------------
    Total  deposits.  . . . . . . .$27,714,910     $26,219,095    $24,109,717    $22,099,934    $20,847,910
                                    ===========    ============   ============   ============   ============

         The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in thousands)

                                               1999              1998
                                          --------------   ---------------
      0.00%    --    4.00%  . ..  . .     $ 4,988,608       $ 4,282,680
      4.01%    --    6.00%  . ..  . .      22,399,910        21,060,706
      6.01%    --    8.00%  . ..  . .         316,903           865,533
      8.01%    --   10.00%  . ..  . .              93               716
     10.01%    --   12.00%  . ..  . .           9,396             9,460
                                          --------------   ---------------
                                          $27,714,910       $26,219,095
                                          ==============   ===============

         At December 31, the weighted average cost of deposits was 4.69% (1999) and 4.67% (1998).

     The table below shows the maturities of deposits at December 31, 1999 by interest rate.

                                    TABLE 3

                               Deposit Maturities
                                by Interest Rate
                             (Dollars in thousands)

                                                                                         2004 and
                             2000(a)          2001           2002           2003        thereafter        Total
                          --------------  --------------  ------------   ------------  -------------  --------------
   0.00%    --  4.00%     $ 4,974,496      $   14,112      $    -0-       $    -0-       $    -0-     $ 4,988,608
   4.01%    --  6.00%      20,513,523       1,434,060       262,100        105,409         84,818      22,399,910
   6.01%    --  8.00%         151,360         126,074        36,848             89          2,532         316,903
   8.01%    -- 10.00%              93             -0-           -0-            -0-            -0-              93
  10.01%    -- 12.00%              63              57            58          9,160             58           9,396
                          --------------  --------------  ------------   ------------  -------------  --------------
                          $25,639,535      $1,574,303      $299,006       $114,658       $ 87,408     $27,714,910
                          ==============  ==============  ============   ============  =============  ==============

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

         As of December 31, 1999, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $3.3 billion, of which, $623 million were retail jumbo CDs and $600 million were wholesale CDs. The following table presents the maturity of these time certificates of deposit at December 31, 1999.

                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in thousands)


3 months or less                                  $1,384,838
Over 3 months through 6 months                       899,099
Over 6 months through 12 months                      699,524
Over 12 months                                       317,306
                                               --------------
                                                  $3,300,767
                                               ==============

     More information regarding deposits is included in Note J to the Financial Statements included in Item 14.

BORROWINGS

     The Company generally may borrow from the FHLB upon the security of a) the capital stock of the FHLB owned by the Company, b) certain of its residential mortgage loans and MBS or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances", to supplement cash flow and to provide funds for loan originations. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable. At December 31, 1999, the Company had $8.9 billion in FHLB advances outstanding, compared to $6.2 billion at yearend 1998. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 30.

     The Company enters into reverse repurchase agreements with selected major government securities dealers, large banks, or the FHLB of San Francisco and the FHLB of Dallas. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are properly accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

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

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses amounted to $1.0 billion at December 31, 1999, compared to $1.3 billion at yearend 1998.

     At December 31, 1999, Golden West, at the holding company level, had principal amounts outstanding of $813 million of subordinated debt. As of December 31, 1999, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1999, WFSB had not issued any notes under this authority.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                    TABLE 5

                            Composition of Borrowings
                             (Dollars in thousands)

                                          1999            1998            1997            1996           1995
                                       ------------    ------------   -------------   -------------   ------------
FHLB advances. . . . . . . . . . .     $ 8,915,218     $ 6,163,472    $  8,516,605    $  8,798,433    $ 6,447,201
Reverse repurchase agreements. . .         970,129       1,252,469       2,334,048       1,614,763      1,752,171
Dollar reverse repurchase                   75,047             -0-             -0-         293,363         65,772
agreements .
Medium-term notes . . . . . . . . .            -0-             -0-         109,992         589,845      1,597,507
Subordinated debt . . . . . . . . .        812,950         911,753       1,110,488       1,323,996      1,322,392
                                       ------------    ------------   -------------   -------------   ------------
    Total borrowings. . . . . . . .    $10,773,344     $ 8,327,694    $ 12,071,133    $ 12,620,400    $11,185,043
                                       ============    ============   =============   =============   ============
Weighed average interest rate
    of total borrowings . . . . . .          5.77%           5.87%           5.99%           5.80%          6.15%
                                       ============    ============   =============   =============   ============

     More information concerning the borrowings of the Company is included in Notes K, L, and M to the Financial Statements which are included in Item 14.

LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

     The Company invests primarily in whole loans. The Company securitizes loans from its portfolio into mortgage-backed securities (MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). From time to time, the Company purchases MBS. MBS and MBS-REMICs are available to be used as collateral for borrowings. At December 31, 1999 and 1998, the balance of loans receivable including mortgage-backed securities was $39.6 billion and $35.8 billion, respectively. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $35.8 billion at December 31, 1998, was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $5.5 billion of MBS-REMICs, and $686 million of purchased MBS.

     The loan portfolio, including MBS, grew $3.8 billion or 11% for the year ended December 31, 1999. The balance of the loan portfolio decreased by $1.5 billion or 4% for the year ended December 31, 1998, due to a high level of prepayments and an increase in loans sold.

MORTGAGE-BACKED SECURITIES

     The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 1999, 1998, and 1997, the Company had MBS held to maturity in the amount of $11.6 billion, $9.9 billion, and $3.8 billion, respectively.

     MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 1999, 1998, and 1997, the Company had mortgage-backed securities available for sale in the amount of $79 million, $114 million, and $157 million, respectively, including unrealized gains on mortgage-backed securities available for sale of $1 million, $5 million, and $8 million, respectively. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount.

     During 1999 and 1998, the Company securitized $3.7 billion and $6.4 billion, respectively, of mortgage loans into Real Estate Mortgage Investment Conduits formed by WFSB. MBS-REMICs are being used as collateral for borrowings. MBS-REMICs are classified as MBS held to maturity.

     During 1999, 1998, and 1997 the Company securitized $1.1 billion, $1.8 billion, and $1.0 billion, respectively, of adjustable rate mortgages (ARMs) into FNMA Eleventh District Cost of Funds Index (COFI)-indexed MBS. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company. During 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS.

     Repayments of MBS during the years 1999, 1998, and 1997 amounted to $2.8 billion, $2.1 billion, and $518 million, respectively. MBS repayments were higher in 1999 due to the increase in total MBS outstanding partially offset by a decrease in the prepayment rate. MBS repayments were higher in 1998 due to the increase in total MBS outstanding and an increase in the prepayment rate.

     For information on MBS, see Notes D and E to the Financial Statements included in Item 14.

LOANS

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 1999, the Company was originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Indiana, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Ohio, Pennsylvania, Texas, Tennessee, Utah, Virginia, Washington, and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 1999 and 1998.

         The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 1999 and 1998.


                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 1999
                             (Dollars in thousands)

                            Residential
                            Real Estate                      Commercial                        Loans
                     --------------------------                 Real           Total         as a% of
      State             1 - 4           5+          Land       Estate        Loans (a)       Portfolio
------------------   ------------   -----------   ---------  ------------   -------------   ------------
California           $21,870,151    $3,351,504      $  185     $  28,449    $ 25,250,289       64.39%
Florida                1,767,662        14,878         -0-           461       1,783,001        4.55
Texas                  1,580,035        59,381         374         1,208       1,640,998        4.18
New Jersey             1,342,963           -0-         -0-         3,614       1,346,577        3.43
Illinois               1,212,369       119,469         -0-           -0-       1,331,838        3.40
Washington               720,326       490,169         -0-           -0-       1,210,495        3.09
Colorado                 992,624       175,566         -0-         5,156       1,173,346        2.99
Arizona                  845,995        18,653         -0-           -0-         864,648        2.20
Other (b)              4,561,968        44,453          53        10,261       4,616,735       11.77
                     ------------   -----------   ---------  ------------   -------------   ---------
  Totals             $34,894,093    $4,274,073      $  612     $  49,149      39,217,927      100.00%
                     ============   ===========   =========  ============                   =========
SFAS 91 deferred loan costs                                                       70,211
Loan discount on purchased loans                                                  (1,967)
Undisbursed loan funds                                                            (5,022)
Allowance for loan losses                                                       (232,134)
Loans to facilitate (LTF) interest reserve                                          (325)
Troubled debt restructured (TDR) interest reserve                                 (1,079)
Loans on deposits                                                                 20,107
                                                                            -------------
  Total loan portfolio and loans securitized into FNMA MBS with recourse
  and MBS-REMICs                                                              39,067,718
Loans securitized into FNMA MBS and MBS-REMICs                               (11,147,901)(c)
                                                                            -------------
  Total loan portfolio                                                      $ 27,919,817
                                                                            =============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the December 31, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

                                    TABLE 7

                             Loan Portfolio by State
                                December 31, 1998
                             (Dollars in thousands)

                            Residential
                            Real Estate                      Commercial                        Loans
                     --------------------------                 Real           Total         as a% of
      State             1 - 4           5+          Land       Estate        Loans (a)       Portfolio
------------------   ------------   -----------   ---------  ------------   -------------   ------------
California           $19,786,322    $3,332,721      $  212     $  39,820    $ 23,159,075       65.59%
Florida                1,462,265        17,826           2           687       1,480,780        4.19
Texas                  1,400,077        67,615         519         1,342       1,469,553        4.16
Illinois               1,147,766       146,418         -0-           -0-       1,294,184        3.67
New Jersey             1,210,384           -0-         -0-         4,593       1,214,977        3.44
Colorado                 959,218       194,823         -0-         5,482       1,159,523        3.28
Washington               545,150       427,989         -0-           686         973,825        2.76
Arizona                  738,654        22,631         -0-           -0-         761,285        2.16
Other (b)              3,730,209        50,589          65        13,123       3,793,986       10.75
                     ------------   -----------   ---------  ------------   -------------   ---------
  Totals             $30,980,045    $4,260,612      $  798     $  65,733      35,307,188      100.00%
                     ============   ===========   =========  ============                   =========
SFAS 91 deferred loan fees                                                       (12,265)
Loan discount on purchased loans                                                  (3,008)
Undisbursed loan funds                                                            (3,080)
Allowance for loan losses                                                       (244,466)
Loans to facilitate (LTF) interest reserve                                          (484)
Troubled debt restructured (TDR) interest reserve                                 (1,872)
Loans on deposits                                                                 25,279
                                                                            -------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                             35,067,292
Loans securitized into FNMA MBS and MBS-REMICs                                (9,346,004)(c)
                                                                            -------------
  Total loan portfolio                                                      $ 25,721,288
                                                                            =============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the December 31, 1998 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

         The table below sets forth the composition of the Company's loan portfolio by type of collateral at December 31.

                                     TABLE 8

                       Loan Portfolio by Type of Security
                             (Dollars in thousands)

                                     1999           1998            1997            1996           1995
                                 -------------   ------------    ------------   -------------  -------------
Loans collateralized primarily
   by first deeds of trust:
   One-to four-family units .    $ 26,041,066    $21,639,015     $28,978,476    $ 25,862,898   $ 24,071,421
   Over four-family units. . .      1,979,199      4,260,631       4,462,990       4,403,389      4,205,050
   Commercial real estate. . .         49,149         65,865          82,888          97,852        122,396
   Construction loans. . . . .            -0-            -0-             -0-             -0-          1,471
   Land. . . . . . . . . . . .            612            798             977           1,147          1,511
Loans on deposits . . . .              20,107         25,279          28,167          31,936         33,279
Less:
   Undisbursed loan funds. . .          5,022          3,080           3,306           3,920          3,568
   Unearned fees (deferred costs)
      and discounts . . . . .         (66,840)        17,629          45,953          69,938         88,194
   Unamortized discount arising
       from acquisitions. . .             -0-          5,125          10,250          14,241         20,025
  Allowance for loan losses .         232,134        244,466         233,280         195,702        141,988
                                   -------------   ------------    ------------   -------------  -------------
Total loans receivable . . . .     27,919,817     25,721,288      33,260,709      30,113,421     28,181,353

Loans securitized into MBS:
   One-to four-family units .       8,853,027      9,346,004       3,030,390       3,265,424      2,232,686
   Over four-family units. . .      2,294,874            -0-             -0-             -0-            -0-
                                 -------------   ------------    ------------   -------------  -------------
Total loans securitized into MBS   11,147,901      9,346,004       3,030,390       3,265,424      2,232,686

                                 -------------   ------------    ------------   -------------  -------------
Loan Portfolio including MBS     $ 39,067,718    $ 35,067,292    $36,291,099    $ 33,378,845   $ 30,414,039
                                 =============   ============    ============   =============  =============

     At December 31, 1999, 99% of the loans in the portfolio (including loans securitized into MBS) had remaining terms to maturity in excess of 10 years.

     The following table sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 1999.


                                     TABLE 9

                            Loans Due After One Year
                             (Dollars in thousands)

                                       Loans
                                    Securitized          Loans
                                      into MBS         Receivable           Total
                                   --------------    --------------    --------------


            Adjustable Rate         $ 10,079,236       $26,567,595      $36,646,831
            Fixed Rate                 1,067,717         1,321,373        2,389,090
                                   --------------    --------------    --------------
                                    $ 11,146,953       $27,888,968      $39,035,921
                                   ==============    ==============    ==============

     The following table sets forth information concerning new loans made by the Company during 1999, 1998, and 1997 by type and purpose of loan.

                                    TABLE 10

                    New Loan Originations By Type and Purpose
                             (Dollars in thousands)

                                 1999                            1998                             1997
                    ------------------------------   -----------------------------   ------------------------------
                    No.of                    % of     No.of                  % of     No. of                 % of
Type                Loans        Amount      Total    Loans      Amount      Total    Loans      Amount      Total
 -----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
Residential
   (one unit)       77,790    $11,740,910    92.7%   51,881    $7,585,610    92.7%   47,508    $6,847,344     91.5%
Residential
   (2 to 4 units)    1,907        356,340     2.8     1,382       214,618     2.6     1,625       231,682      3.1
Residential
  (5 or more           865        574,961     4.5       733       387,706     4.7       726       403,947      5.4
units)
                    -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
Totals              80,562    $12,672,211   100.0%   53,996    $8,187,934   100.0%   49,859    $7,482,973    100.0%
                    =======   ===========   ======   =======   ==========   ======   =======   ===========   ======

                                 1999                            1998                             1997
                    ------------------------------   -----------------------------   ------------------------------
                    No.of                    % of     No.of                  % of     No. of                 % of
Type                Loans        Amount      Total    Loans      Amount      Total    Loans      Amount      Total
 -----------------  -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
Purchase            52,685    $ 7,664,726    60.5%   30,902    $4,548,415    55.6%   33,663    $5,018,687     67.1%
Refinance           27,877      5,007,485    39.5    23,094     3,639,519    44.4    16,196     2,464,286     32.9
                    -------   -----------   ------   -------   ----------   ------   -------   -----------   ------
Totals              80,562    $12,672,211   100.0%   53,996    $8,187,934   100.0%   49,859    $7,482,973    100.0%
                    =======   ===========   ======   =======   ==========   ======   =======   ===========   ======

     New loan originations in 1999, 1998, and 1997 amounted to $12.7 billion, $8.2 billion, and $7.5 billion, respectively. The increase in 1999 was due to a strong housing market and the renewed demand for adjustable rate loans, the Company's primary product, as interest rates moved up and the cost of fixed-rate loans increased. In addition, the Company increased the size of its loan origination staff to take advantage of favorable market conditions. The increase in 1998 occurred because more consumers sought to refinance their existing home loans as well as a result of a strong housing market. Refinanced loans constituted 40% of new loan originations in 1999 compared to 44% in 1998 and 33% in 1997.

     The Company originates adjustable rate mortgages tied to various indexes, principally the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year U. S. Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the years ended December 31, 1999 and 1998.

                                    TABLE 11

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

          ARM Index                  1999             1998
--------------------------     --------------   --------------
          COFI                    $3,264,773       $3,753,081
          COSI                     7,996,477        1,738,592
          TCM                        270,651        1,243,315
                               --------------   --------------
                                 $11,531,901       $6,734,988
                               ==============   ==============



     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31.

                                    TABLE 12

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

        ARM Index                  1999             1998
--------------------------   --------------   --------------
        COFI                   $26,217,670      $29,761,484
        COSI                     9,182,829        1,703,283
        TCM                      1,266,541        1,256,775
        Other                      152,470          201,756
                             --------------   --------------
                               $36,819,510      $32,923,298
                             ==============   ==============


     The largest source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $8.0 billion in 1999 compared to $5.1 billion in 1998 and $4.0 billion in 1997. In 1999, 63% of total originations were on California residential property compared to 62% in 1998 and 54% in 1997. The five largest states, other than California, for originations for the year ended December 31, 1999 were Florida, Texas, Washington, New Jersey, and Illinois with a combined total of 19% of total originations. The percentage of loans originated in California increased in 1999 as compared to 1998 and in 1998 as compared to 1997 due to the strong California real estate market.

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

     Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages, and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (including MBS) composed of rate-sensitive loans was 93% at yearend 1999 compared to 92% at yearend 1998 and 91% at yearend 1997. The Company's ARM originations constituted approximately 91% of new mortgage loans made in 1999, compared with 82% in 1998 and 95% in 1997.

     Most of the Company's ARMs carry an interest rate that changes monthly based on movements in certain indices. During the life of the loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio was 12.44%, or 5.32% above the actual weighted average rate at December 31, 1999, versus 12.59%, or 5.36% above the weighted average rate at yearend 1998.

     The table on the following page shows the Company's ARM loans by lifetime cap bands as of December 31, 1999.


                                    TABLE 13

            Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands
                                December 31, 1999
                              (Dollars in thousands)

                                                        ARM           Number        % of Total
                              Cap Bands               Balance        of Loans         Balance
                     ----------------------------   -------------   ------------    ------------
                             Less than 9.00%        $        -0-            -0-            0.0%
                             9.00% -  9.49%                  401              2            0.0%
                             9.50% -  9.99%                  629              5            0.0%
                            10.00% -  10.49%               2,709             17            0.0%
                            10.50% -  10.99%              10,637             61            0.0%
                            11.00% -  11.49%             174,407          1,140            0.5%
                            11.50% -  11.99%          22,773,687        145,187           61.8%
                            12.00% -  12.49%           3,149,685         27,088            8.6%
                            12.50% -  12.99%           5,689,053         31,461           15.5%
                            13.00% -  13.49%             520,127          2,223            1.4%
                            13.50% -  13.99%           1,637,222         11,455            4.4%
                            14.00% or greater          2,835,545         19,662            7.7%
                            No Cap                        25,408            283            0.1%
                                                    -------------   ------------    ------------
                             Total                  $ 36,819,510        238,584          100.0%
                                                    =============   ============    ============

     On most of the Company's ARMs, monthly payments of principal and interest are adjusted annually with a maximum increase or decrease of 7-1/2% of the prior year's payment. At five-year intervals, the payment may be adjusted without limit to amortize the loan fully within the then-remaining term. Within these five year periods, negative amortization (deferred interest) may occur to the extent that the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount.

     On certain other ARMs, the payment and interest rate may change every six months, with the maximum rate per change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7-1/2% payment change limitation.

     The Company also offers a "modified" ARM, a loan that offers a low introductory rate generally from 1% to 3% below the initial fully indexed contract rate for a specified period, normally one to 12 months. However, the borrower must qualify at the initial fully-indexed contract rate.

     Approximately $4.9 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 1999, $426 million of ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.69% at yearend 1999 compared to 7.72% at yearend 1998. Without the floor, the average yield on these loans would have been 6.92% at December 31, 1999 and 7.15% at December 31, 1998.

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

     The Company generally lends up to 80% of the appraised value of residential real property and, under certain circumstances, up to 97% of the appraised value of single-family residences. During 1999, 1998, and 1997, 5% of loans originated were in excess of 80% of the appraised value of the residence.

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

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse, whole loans and participations in pools of loans to the Federal National Mortgage Association. Beginning in 1995, the Company began sales to FNMA of whole loans with recourse, for which a recourse liability has been provided. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the buyer's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

     Loans originated for sale were $793 million, $1.2 billion, and $217 million for the years ended December 31, 1999, 1998, and 1997, respectively. The reduction in loans originated for sale in 1999 as compared to 1998 was attributable to the decrease in fixed-rate originations due to higher rates being charged on fixed-rate loans. In addition, during 1999 and 1998, $522 million and $229 million, respectively, of loans were converted, at the borrower's request, from adjustable rate to fixed-rate. The Company sold $1.2 billion, $1.4 billion, and $209 million of loans during 1999, 1998, and 1997, respectively. The Company recognized pre-tax gains of $22 million in 1999 compared to $25 million in 1998 and $5 million in 1997. Included in the $22 million gain in 1999 was $21 million due to the capitalization of mortgage servicing rights (see page 22 for further information). The loans held for sale portfolio had a balance of $88 million at December 31, 1999, all of which are carried at the lower of cost or market. At December 31, 1999, the balance of loans sold with recourse was $2.1 billion.

     In addition to the loan portfolio (including MBS with recourse and MBS-REMICs), the Company was engaged in servicing approximately $3.1 billion of loan participations and whole loans for others at December 31, 1999. For the years ended December 31, 1999 and 1998, fees received for such servicing activities totaled $21 million, respectively.

     Loan repayments consist of monthly loan amortization and loan payoffs. During 1999, 1998, and 1997, loan repayments (excluding MBS) amounted to $4.9 billion, $6.2 billion, and $3.8 billion, respectively. The decrease in repayments in 1999 was due to a decrease in the loan prepayment rate during the second half of the year. The increase in repayments in 1998 as compared to 1997 was due to an increase in refinance and home sale activity. (See page 11 for MBS repayment discussion.)

     In addition to interest earned on loans, the Company receives fees for originating loans. The income represented by such fees varies with the volume and types of loans made. In 1999, 1998, and 1997, the Company responded to increased competition from fixed-rate lenders by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments and other miscellaneous services.

     The following table sets forth information relating to interest rates and loan fees charged for the years indicated.

                                    TABLE 14

      Weighted Average Interest Rates and Fees on New Loan Originations (a)

                                                       1999       1998        1997       1996        1995
                                                     ---------   --------   ---------   --------   ---------
Fully-indexed weighted average interest rate on
   new real estate loans originated                     7.60%      7.72%       7.59%      7.59%       7.56%
Current weighted average interest rate on new
   real estate loans originated (b)                     5.97%      6.20%       6.42%      6.56%       6.58%
Weighted average loan fees received on new real
   estate loans originated                               .16%       .26%        .18%       .25%        .25%

(a)  Excludes loans purchased.
(b) The current rate reflects the introductory rate on new loans being paid by the borrower.

     If a borrower fails to make required payments on a loan, the Company takes steps required under applicable law to foreclose upon the security for the loan. If a delinquency is not cured, the property is generally acquired by the Company in a foreclosure sale or by taking a deed in lieu of foreclosure. If the applicable period of redemption by the borrower (which varies from state to state and by method of foreclosure pursued) has expired, the Company is free to sell the property. The property may then be sold generally with a loan conforming to normal loan requirements, or with a "loan to facilitate sale" which is so designated if the loan involves terms more favorable to the borrower than those normally permitted.

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

MORTGAGE SERVICING RIGHTS

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended 1999, 1998, and 1997.

                                    TABLE 15

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                        1999          1998          1997
                                                                    ------------  ------------  ------------
  Beginning balance of capitalized mortgage servicing rights           $ 28,635      $ 11,116      $  9,325
  New capitalized mortgage servicing rights from loan sales              20,556        22,680         4,914
  Amortization of capitalized mortgage servicing rights                 (11,896)       (5,161)       (3,123)
                                                                    ------------  ------------  ------------
  Ending balance of capitalized mortgage servicing rights              $ 37,295      $ 28,635      $ 11,116
                                                                    ============  ============  ============

     The book value of the Company's servicing rights did not exceed the fair value at December 31, 1999, 1998, or 1997 and, therefore, no write-down of the servicing rights to their fair value was necessary.

ASSET QUALITY

     One measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include nonaccrual loans (loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

         The following table sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31.

                                                     TABLE 16
                                Nonperforming Assets and Troubled Debt Restructured
                                              (Dollars in thousands)

                                                  1999         1998         1997          1996         1995
                                               -----------   ----------   ----------   -----------  -----------
Non-accrual loans                               $ 225,409    $ 262,332    $ 317,550     $ 373,157    $ 314,086
Real estate acquired through foreclosure           10,840       42,572       61,517        82,075       75,158
Real estate in judgment                                69           74           67           416          443
                                               -----------   ----------   ----------   -----------  -----------
Total nonperforming assets                      $ 236,318    $ 304,978    $ 379,134     $ 455,648    $ 389,687
                                               ===========   ==========   ==========   ===========  ===========

TDRs                                            $  10,542    $  22,774    $  43,795     $  84,082    $  45,222
                                               ===========   ==========   ==========   ===========  ===========

Ratio of nonperforming assets to total               .56%         .79%         .96%         1.21%        1.11%
assets
                                               ===========   ==========   ==========   ===========  ===========

Ratio of TDRs to total assets                        .03%         .06%         .11%          .22%         .13%
                                               ===========   ==========   ==========   ===========  ===========

Ratio of NPAs and TDRs to total assets               .59%         .85%        1.07%         1.43%        1.24%
                                               ===========   ==========   ==========   ===========  ===========

     The decrease in NPAs during 1999, 1998 and 1997 reflected the strengthening California economy and housing market in those years. The increase in NPAs during 1996 reflected the continued weakness in the California housing market during 1996 and increased bankruptcies nationwide. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans greater than 90 days past due) amounted to $4 million in 1999, $8 million in 1998, and $14 million in 1997.

     The Company's TDRs were $11 million, or .03% of assets, at December 31, 1999, compared to $23 million, or .06% of assets, at yearend 1998 and $44 million, or .11% of assets, at yearend 1997. Interest foregone on TDRs amounted to $446 thousand in 1999 compared to $899 thousand in 1998 and $1.9 million in 1997.

     The tables on the following page show the Company's nonperforming assets by state at December 31, 1999 and 1998.


                                    TABLE 17

                          Nonperforming Assets by State
                                December 31, 1999
                             (Dollars in thousands)


                                Non-Accrual Loans(a)
                        -----------------------------------    Real Estate Owned
                             Residential                      --------------------                 NPAs as
                             Real Estate         Commercial        Residential          Total       a % of
       State               1 - 4        5+       Real Estate    1 - 4        5+        NPAs(b)      Loans
---------------------   ----------  ---------   -----------   ---------  ---------   ----------  -----------
California              $ 126,710    $ 2,063      $  2,281     $ 7,630     $  -0-    $ 138,684      0.55%
Florida                    15,987        -0-           179         756        -0-       16,922      0.95
Texas                       8,030        -0-           -0-         892        -0-        8,922      0.54
New Jersey                 16,251        -0-           384          87        -0-       16,722      1.24
Illinois                   10,000        216           -0-         170        -0-       10,386      0.78
Washington                  2,052        -0-           -0-         -0-        -0-        2,052      0.17
Colorado                    2,296        407           -0-         -0-        -0-        2,703      0.23
Arizona                     5,301        -0-           -0-          81        -0-        5,382      0.62
Other (c)                  30,439         84         2,729       1,522        -0-       34,774      0.75
                        ----------  ---------   -----------   ---------  ---------    ----------  --------
  Totals                $ 217,066    $ 2,770      $  5,573     $11,138     $  -0-      236,547      0.60
                        ==========  =========   ===========   =========  =========

REO general valuation allowance                                                           (229)    (0.00)
                                                                                     ----------  --------
Total nonperforming assets                                                           $ 236,318      0.60%
                                                                                     ==========  ========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 18

                          Nonperforming Assets by State
                                December 31, 1998
                             (Dollars in thousands)

                                Non-Accrual Loans(a)
                        -----------------------------------    Real Estate Owned
                             Residential                      --------------------                 NPAs as
                             Real Estate         Commercial        Residential          Total       a % of
       State               1 - 4        5+       Real Estate    1 - 4        5+        NPAs(b)      Loans
---------------------   ----------  ---------   -----------   ---------  ---------   ----------  -----------
California              $ 171,362    $ 3,334      $    944    $ 36,213    $   703    $ 212,556      0.92%
Florida                    17,117        -0-            79       1,025        -0-       18,221      1.23
Texas                       8,590        -0-           -0-       1,300        -0-        9,890      0.67
Illinois                   11,526        219           -0-         906        -0-       12,651      0.98
New Jersey                 17,495        -0-           374         946        -0-       18,815      1.55
Colorado                    1,140        -0-             3         -0-        -0-        1,143      0.10
Washington                  2,442        -0-           -0-         -0-        -0-        2,442      0.25
Arizona                     1,732        -0-           -0-          78        -0-        1,810      0.24
Other (c)                  25,975        -0-           -0-       2,374        -0-       28,349      0.75
                        ----------  ---------   -----------   ---------  ---------    ----------  --------
  Totals                $ 257,379    $ 3,553      $  1,400    $ 42,842    $   703      305,877      0.87
                        ==========  =========   ===========   =========  =========

REO general valuation allowance                                                           (899)    (0.00)
                                                                                     ----------  --------
Total nonperforming assets                                                           $ 304,978      0.87%
                                                                                     ==========  ========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 1998 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

     At December 31, 1999, approximately $318 million of the Company's loans were 30 to 89 days past due. An additional $163 million of loans were performing under bankruptcy protection. Management has included its estimate of potential losses on these loans in the allowance for loan losses.

     The Company provides specific valuation allowances for losses on loans when impaired, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

     The table below shows the changes in the allowance for loan losses for the years indicated.

                                    TABLE 19

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                1999         1998         1997          1996         1995
                                            -----------  -----------   ----------   -----------   ----------
  Beginning allowance for loan losses         $ 244,466    $ 233,280     $195,702     $  141,988    $ 124,003
  Provision for (recovery of) loan losses
    charged to expense                          (2,089)       11,260       57,609         84,256       61,190
  Transfer of allowance to reserve for losses
    on loans sold or securitized and retained  (12,043)          -0-          -0-            -0-          -0-
  Less loans charged off                            -0-      (1,387)     (20,818)       (31,239)     (44,656)
  Add recoveries                                  1,800        1,313          787            697        1,451
                                            -----------  -----------   ----------    -----------   ----------
  Ending allowance for loan losses            $ 232,134      244,466      233,280        195,702      141,988
                                             ===========  ===========   ==========   ===========   ==========
  Ratio of net chargeoffs to average loans
    outstanding (including MBS with recourse)    (.01)%         .00%         .06%           .10%         .15%
                                             ===========  ===========   ==========   ===========   ==========
  Ratio of allowance for loan losses to
    nonperforming assets                          98.2%        80.2%        61.5%          43.0%        36.4%
                                             ===========  ===========   ==========   ===========   ==========


     Chargeoffs decreased in 1999 as compared to 1998 and in 1998 as compared to 1997 primarily due to the strong California economy and housing market.

         The table below shows the changes in the reserve for losses on loans sold with recourse or securitized and retained for the years ended 1999, 1998, and 1997.

                                    TABLE 20

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                                   1999          1998          1997
                                                                 ----------    ----------    ----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained                 $ 2,256       $   886       $   602
  Initial recourse liability recognized at time of sale              1,273         1,370           284
  Net transfers from allowance for loan losses                      12,043           -0-           -0-
                                                                 ----------    ----------    ----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained                 $15,572       $ 2,256       $   886
                                                                 ==========    ==========    ==========


     The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was 104.82%, 80.90% and 61.76% at December 31, 1999, 1998, and 1997, respectively.
At December 31, 1999, 1998, and 1997, the ratio to total loans (including MBS with recourse and MBS-REMICs) of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was .63%,
 .70% and .65%, respectively.

INVESTMENT ACTIVITIES

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has Other Investments which are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

     The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 21

                  Composition of Securities Available for Sale
                             (Dollars in thousands)

                                                                       1999            1998           1997
                                                                    ------------    ------------   ------------
         Equity securities                                            $ 264,491       $ 363,427      $ 335,267
         U.S. Treasury and Government agency obligations                  6,344           5,814        201,845
         Collateralized mortgage obligations                                787           7,764         71,432
         Certificate of deposit                                           4,996             -0-            -0-
         Commercial paper                                                19,818             -0-            -0-
         Medium-term notes                                               23,008             -0-            -0-
                                                                    ------------    ------------   ------------
                                                                      $ 319,444       $ 377,005      $ 608,544
                                                                    ============    ============   ============

     Included in the balances above are net unrealized gains on investment securities available for sale of $260 million, $358 million, and $245 million at December 31, 1999, 1998, and 1997, respectively. The cost basis of the securities available for sale portfolio at December 31, 1999, 1998, and 1997 was $59 million, $19 million and $364 million, respectively, and had weighted average yields of 12.78%, 19.21%, and 6.88% at December 31, 1999, 1998, and
1997, respectively. The higher yield in 1999 and 1998 reflects the effect of the high yield on the Federal Home Loan Mortgage Corporation stock on a smaller available for sale portfolio.

     The table below sets forth the composition of the Company's other investments at December 31.

                                    TABLE 22

                        Composition of Other Investments
                             (Dollars in thousands)

                                                                     1999          1998           1997
                                                                  -----------   ------------   ------------
          Overnight Investments:
            Federal funds                                          $  88,510      $ 166,896      $  72,648
            Eurodollar time deposits                                 197,000            -0-        180,000
          Longer-Term Investments:
            Bank notes                                                25,000         25,000            -0-
            Collateralized mortgage obligations                      114,637        188,304            -0-
            Medium-term notes                                         42,009         42,185            -0-
                                                                  -----------   ------------   ------------
                                                                   $ 467,156      $ 422,385      $ 252,648
                                                                  ===========   ============   ============

     The weighted average yields on the other investments portfolio were 5.00%, 4.92%, and 5.91% at December 31, 1999, 1998, and 1997, respectively. There were no sales of other investments during 1999, 1998, or 1997.

     Included in the Company's investment portfolio at December 31, 1999, 1998, and 1997, were collateralized mortgage obligations (CMOs) in the amount of $115 million, $196 million and $71 million, respectively. The Company holds CMOs on which both principal and interest are received. It does not hold any interest-only or principal-only CMOs. At December 31, 1999, all of the Company's CMOs qualified for inclusion in the regulatory liquidity measurement.

GOODWILL

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or
Thrift   Institutions,"   (SFAS  72)  for  goodwill  related  to  the  Company's
acquisitions made prior to September 30, 1982. Up until 1996, The Company had applied SFAS 72 only to acquisitions made after September 30, 1982. The adoption
of  SFAS  72  for  goodwill   related  to  acquisitions  of  banking  or  thrift
institutions prior to September 30, 1982, is permitted but not required. SFAS 72 requires, among other things, that goodwill be amortized over a period no longer than the estimated remaining life of the acquired long-term interest-earning assets. As a result, in 1996 the Company wrote off goodwill totaling $205 million as the cumulative effect of the change in accounting for goodwill. The remaining goodwill from acquisitions subsequent to 1982, amounting to less than
 .2% of total assets, was not material and was reclassified to other assets. Amortization of goodwill is recorded on the Company's Consolidated Statement of Net Earnings under the section titled "Noninterest Income - Other".

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings partially offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $426 million during 1998 as a result of earnings and increased market values of securities available for sale. These 1998 increases were partially offset by the $80 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $348 million during 1997 as a result of earnings and increased market values of securities available for sale. These increases in 1997 were partially offset by the $48 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

     In November 1999, the Company effected a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts, in this 10-K filing, have been restated to reflect this stock dividend unless otherwise noted.

     Since 1993, through four separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of December 31, 1999, 39.2 million shares had been repurchased and retired at a cost of $806 million since October 28, 1993, of which 10.7 million shares were purchased and retired at a cost of $345 million during 1999. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS 133 had been adopted at December 31, 1999, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.

EARNINGS PER SHARE (EPS)

     The Company's Basic EPS before extraordinary items was $2.90 for the year ended December 31, 1999, compared to $2.60 and $2.07 for the years ended December 31, 1998 and 1997, respectively. The Company reported Diluted EPS before extraordinary items of $2.87 for the year ended December 31, 1999 as compared to $2.58 and $2.04 for the years ended December 31, 1998 and 1997, respectively.

EXTRAORDINARY ITEM

     During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments which was recorded as an extraordinary item.

YIELD ON INTEREST-EARNING ASSETS/COST OF FUNDS

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 1999, 1998, and 1997 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999, and is incorporated herein by reference.

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

                                    TABLE 23

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in thousands)

                                            1999                            1998                           1997
                                ----------------------------   ----------------------------  -----------------------------
                                                     End of                         End of                         End of
                                Average     Average  Period   Average    Average    Period     Average    Average  Period
                                Balances    Yield    Yield    Balances    Yield     Yield      Balances    Yield   Yield
                                ----------  -------  -------   ----------  -------  -------  -----------  -------  -------
   ASSETS
   Investment Securities       $ 3,207,032    5.35%    5.88%  $ 2,956,971   5.72%    5.53%   $ 2,025,096    6.06%    6.48%
   Mortgage-backed securities   10,929,555    7.04%    7.17%    6,891,798   7.23%    7.20%     3,985,408    7.09%    7.23%
   Loans receivable (a)         25,727,762    7.20%    7.16%   29,982,931   7.52%    7.36%    32,037,925    7.47%    7.53%
   Invest. in capital stock        612,579    5.43%    5.51%      692,345   5.87%    5.50%       566,678    6.19%    5.86%
     of FHLB
                                ----------   -------            ----------  -------           -----------   -------
   Interest-earning assets     $40,476,928    6.98%           $40,524,045   7.31%            $38,615,107    7.34%
                                ==========   =======            ==========  =======           ===========   =======

   LIABILITIES
   Deposits:
       Checking accounts       $   110,394    2.20%    3.06%  $    79,172   1.50%    2.06%   $    93,472    1.18%    1.75%
       Savings accounts          9,888,073    3.93%    3.92%    6,805,841   3.98%    3.97%     3,112,833    2.79%    3.75%
       Term accounts            17,419,254    4.94%    5.12%   19,028,844   5.32%    5.07%    20,700,959    5.42%    5.37%
                                ----------  -------  -------   ----------  -------  -------  -----------  -------  -------
           Total deposits       27,417,721    4.56%    4.69%   25,913,857   4.96%    4.67%    23,907,264    5.06%    5.04%
   Advances from FHLB            6,943,505    5.48%    5.64%    7,389,038   5.94%    5.67%     7,813,493    5.59%    5.78%
   Reverse repurchases           1,189,581    5.18%    5.46%    2,004,388   5.64%    5.39%     2,630,958    5.72%    5.73%
   Other borrowings              2,123,789    6.13%    7.63%    2,408,791   6.57%    7.90%     2,000,791    7.24%    7.94%
                                ----------  -------            ----------  -------           -----------  -------
   Interest-bearing            $37,674,596    4.84%           $37,716,074   5.29%            $36,352,506    5.34%
   liabilities
                                ==========  =======            ==========  =======           ===========  =======

   Net interest spread                        2.14%                         2.02%                           2.00%
                                            =======                        =======                        =======
   Net interest income         $ 1,003,485                    $   967,322                    $   890,495
                                ==========                     ==========                    ===========
   Net yield on average
   interest-earning assets                    2.48%                         2.39%                           2.31%
                                            =======                        =======                        =======

   (a)  Includes nonaccrual loans (90 days or more past due).

     The table below presents the changes for 1999 and 1998 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 24

        Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in thousands)

                                                                                   Increase/Decrease in Income/Expense
                                                                                   Due to Changes in Volume and Rate(a)
                                                                      --------------------------------------------------------------
                                   1999        1998         1997            1999 versus 1998                 1998 versus 1997
                                 ----------  ----------  -----------  ------------------------------  ------------------------------
                                 Income/     Income/     Income/
                                 Expense(b)  Expense(b)  Expense(b)   Volume      Rate      Total      Volume      Rate      Total
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  --------
     Interest Income
        Investments              $ 171,498   $ 169,194    $ 122,765   $ 10,175   $ (7,871) $  2,304   $ 52,880   $ (6,451) $ 46,429

        Mortgage-backed            769,314     498,319      282,499    283,844    (12,849)  270,995    210,039      5,781   215,820
     securities
        Loans receivable         1,851,790   2,254,427    2,392,175   (309,438)   (93,199) (402,637)  (154,648)    16,900  (137,748)
        Invest. in capital
     stock of
          Federal Home Loan Banks   33,243      40,613       35,058     (4,467)    (2,903)   (7,370)     7,249     (1,694)    5,555
                                ----------  ----------  -----------
        Total interest income    2,825,845   2,962,553    2,832,497

     Interest Expense
       Deposits
       Checking accounts             2,433       1,184        1,100        567        682      1,249       (109)      193        84
       Savings accounts            388,113     271,172       86,799    120,917     (3,976)   116,941    135,416    48,957   184,373
       Term accounts               859,818   1,012,987    1,121,747    (82,333)   (70,836)  (153,169)   (89,299)  (19,461) (108,760)
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  --------
           Total deposits        1,250,364   1,285,343    1,209,646     39,151    (74,130)   (34,979)    46,008    29,689    75,697
       Advances from Federal Home
        Loan Banks                 380,189     438,660      437,028    (25,552)   (32,919)   (58,471)   (12,543)   14,175     1,632
       Securities sold under
        agreements to repurchase    61,565     112,942      150,557    (42,794)    (8,583)   (51,377)   (35,339)   (2,276)  (37,615)
       Other borrowings            130,242     158,286      144,771    (17,929)   (10,115)   (28,044)    24,589   (11,074)   13,515
                                 ----------  ----------  -----------  --------  ---------  ---------  ---------  ---------  --------
     Total interest expense      1,822,360   1,995,231    1,942,002
                                 ----------  ----------  -----------
     Net interest income        $1,003,485  $  967,322   $  890,495   $ 27,238   $  8,925   $ 36,163   $ 92,805  $(15,978)  $76,827
                                 ==========  ==========  ===========  ========  =========  =========  =========  =========  ========

     Net interest income increase
      (decrease) as a percentage
       of average earning assets (c)                                      .07%       .02%       .09%       .23%       (.04)%    .19%
                                                                      ========  =========  =========  =========  =========  ========


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

(b) The effects of interest rate swap activity has been included in income and expense of the related assets and liabilities.

(c)  Includes nonaccrual loans (90 days or more past due).

COMPETITION AND OTHER MATTERS

     The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings associations, commercial banks, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, credit unions, and others, including Internet companies. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

     Competition in making real estate loans comes principally from other savings associations, mortgage banking companies, and commercial banks, as well as Internet Companies. Many of the nation's largest savings associations, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. In addition, the Company competes indirectly with government-sponsored enterprises, notably the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Banks.

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

REGULATION

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, savings banks, commercial banks, and credit unions. As members, the Insured Institutions are required to own capital stock of a FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. As of December 1, 1997, the current minimum requirement was changed to equal either a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or b) 4% of the prior quarter's ending balance of short-term deposits and borrowings. For all other months during 1997, the minimum liquidity requirement was equal to 5% of the monthly average of deposits and short-term borrowings. At December 31, 1999, 1998, and 1997, the Company's insured subsidiaries had liquidity in excess of the regulatory requirements.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The deposit accounts of WFSB and WSSB are insured by the FDIC as part of the BIF, up to the maximum amount permitted by law, currently $100,000 per insured depositor. The deposit accounts of WSL are insured by the FDIC as part of the SAIF, also up to the maximum amount permitted by law. As a result, WFSB, WSL, and WSSB are subject to supervision, regulation, and examination by the FDIC. FDIC insurance is required for all federally chartered financial institutions such as WFSB and WSL, and for state chartered entities such as WSSB. Such BIF insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

     During 1996, federal legislation was enacted to capitalize the Savings Association Insurance Fund in order to bring it into parity with the FDIC's other insurance fund, the BIF. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, WSL incurred a one-time charge of $133 million during 1996. The premiums paid for the years 1997 through 1999 were adjusted quarterly. The current rate paid by SAIF insured institutions, such as WSL, is $.592 and the current rate paid by BIF insured institutions, such as WFSB and WSSB, is $.1184 per $1,000. Beginning on January 1, 2000, the premium paid by WFSB, WSL, and WSSB to the FDIC will be changed to $.212 per $1,000.

     The deposits of savings institutions insured by the SAIF may be converted to BIF insurance. Further, deposits insured by the BIF may be converted to SAIF insurance. Such conversions require payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund that the institution enters. In addition, bank holding companies, which were previously authorized to acquire savings institutions only in connection with supervisory transactions, may now acquire savings institutions generally.

     OFFICE OF THRIFT SUPERVISION. Because they are federally chartered savings institutions, the principal regulator of both WFSB and WSL is the OTS. Under various regulations of the OTS, savings associations are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain liquid assets above specified minimums, and to comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. WFSB, WSL, and WSSB are currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Savings associations have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

     REGULATORY CAPITAL. The OTS requires federally insured institutions such as WFSB and WSL to meet certain minimum capital requirements.

     The following table summarizes WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at December 31.

                                    TABLE 25

                   World Savings Bank, a Federal Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  1999                                                1998
            --------------------------------------------------  --------------------------------------------------
                     ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             -----------------------   -----------------------   -----------------------   -----------------------
               Capital      Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             ------------  ---------   ------------  ---------   -----------   ---------   -----------   ---------
Tangible      $2,514,211       6.64%    $  567,705       1.50%   $2,163,838        6.77%   $  479,370        1.50%
Core           2,514,211       6.64      1,513,880       4.00     2,163,838        6.77     1,278,319        4.00
Risk-based     2,668,878      11.95      1,786,623       8.00     2,311,286       12.93     1,430,371        8.00


     The following table summarizes WSL's regulatory capital ratio and compares them to the OTS minimum requirements at December 31.

                                    TABLE 26

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  1999                                                1998
            --------------------------------------------------  --------------------------------------------------
                     ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             -----------------------   -----------------------   -----------------------   -----------------------
               Capital      Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             ------------  ---------   ------------  ---------   -----------   ---------   -----------   ---------
Tangible       $ 382,972       7.86%    $   73,120       1.50%   $  473,523        7.25%   $   97,909        1.50%
Core             382,972       7.86        194,986       4.00       473,523        7.25       261,091        4.00
Risk-based       413,636      15.47        213,950       8.00       617,654       16.24       304,286        8.00


     In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that WFSB and WSL do not have above-normal exposure to interest-rate risk.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an institution falls into a certain classification depends primarily on its capital ratios. As of December 31, 1999, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

     The table below shows a reconciliation of WFSB's equity capital to regulatory capital at December 31, 1999.

                                    TABLE 27

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                    Core/         Tier 1         Total
                                       Equity        Tangible      Tangible       Leverage      Risk-Based    Risk-Based
                                       Capital       Capital        Equity         Capital       Capital        Capital
                                     ------------  -------------  ------------   ------------  -------------  ------------
Common stock                         $       150
Paid-in surplus                        1,672,138
Retained earnings                        841,923
Unrealized loss on securities after tax      (20)
                                     ------------
Equity capital                       $ 2,514,191    $ 2,514,191   $ 2,514,191    $ 2,514,191    $ 2,514,191   $ 2,514,191
                                     ============
General valuation allowance                                                                                       154,667
Unrealized loss on securities after tax                      20            20             20             20            20
                                                   -------------  ------------   ------------  -------------  ------------
Regulatory capital                                  $ 2,514,211   $ 2,514,211    $ 2,514,211    $ 2,514,211   $ 2,668,878
                                                   =============  ============   ============  =============  ============
Total assets                         $37,835,121
                                     ============
Adjusted total assets                               $ 37,846,989  $37,846,989    $37,846,989
                                                   =============  ============   ============
Risk-weighted assets                                                                            $ 22,332,788  $22,332,788
                                                                                               =============  ============
CAPITAL RATIO - ACTUAL                     6.65%          6.64%         6.64%          6.64%         11.26%        11.95%
                                     ============  =============  ============   ============  =============  ============

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

                                    TABLE 28

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                 Core/         Tier 1          Total
                                     Equity        Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                     Capital       Capital        Equity        Capital        Capital        Capital
                                   ------------  -------------  ------------  -------------  ------------   ------------
Common stock                       $       150
Paid-in surplus                      1,672,138
Retained earnings                      492,566
                                   ------------
Equity capital                     $ 2,164,854    $ 2,164,854   $ 2,164,854    $ 2,164,854   $ 2,164,854    $ 2,164,854
                                   ============
Positive goodwill                                      (1,016)       (1,016)        (1,016)       (1,016)        (1,016)
General valuation allowance                                                                                     147,448
                                                 -------------  ------------  -------------  ------------   ------------
Regulatory capital                                $ 2,163,838   $ 2,163,838    $ 2,163,838   $ 2,163,838    $ 2,311,286
                                                 =============  ============  =============  ============   ============
Total assets                       $31,912,264
                                   ============
Adjusted total assets                             $31,957,968   $31,957,968    $31,957,968
                                                 =============  ============  =============
Risk-weighted assets                                                                         $17,879,637    $ 7,879,637
                                                                                             ============   ============
CAPITAL RATIO - ACTUAL                   6.78%          6.77%         6.77%          6.77%        12.10%         12.93%
                                   ============  =============  ============  =============  ============   ============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                  5.00%         6.00%         10.00%
                                                                              =============  ============   ============

     The table below shows a reconciliation of WSL's equity capital to regulatory capital at December 31, 1999.

                                    TABLE 29

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                    ------------   ------------  -------------  -------------  ------------   ------------
Common stock                         $      150
Paid-in surplus                         233,441
Retained earnings                       149,381
Unrealized gains on securities
  available for sale                    157,252
                                    ------------
Equity capital                       $  540,224     $  540,224     $  540,224     $  540,224    $  540,224     $  540,224
                                    ============
Unrealized gains on securities
  available for sale                                  (157,252)      (157,252)      (157,252)     (157,252)      (157,252)
Equity/other investments                                                                                           (2,867)
General valuation allowance
   exceeding limitation                                                                                            (8,073)
General valuation allowance                                                                                        41,604
                                                   ------------  -------------  -------------  ------------   ------------
Regulatory capital                                  $  382,972     $  382,972     $  382,972    $  382,972     $  413,636
                                                   ============  =============  =============  ============   ============
Total assets                        $ 5,051,847
                                    ============
Adjusted total assets                               $4,874,645     $4,874,645     $4,874,645
                                                   ============  =============  =============
Risk-weighted assets                                                                            $2,674,373     $2,674,373
                                                                                               ============   ============
CAPITAL RATIO - ACTUAL                   10.69%          7.86%          7.86%          7.86%        14.32%         15.47%
                                    ============   ============  =============  ============   ============  =============

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

                                    TABLE 30

                       World Savings and Loan Association
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible       Leverage     Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                    ------------   ------------  -------------  -------------  ------------   ------------
Common stock                         $      150
Paid-in surplus                         233,441
Retained earnings                       239,932
Unrealized gains on securities
  available for sale                    214,255
                                    ------------
Equity capital                       $  687,778     $  687,778     $  687,778     $  687,778    $  687,778     $  687,778
                                    ============
Unrealized gains on securities
  available for sale                                  (214,255)      (214,255)      (214,255)     (214,255)      (214,255)
Equity/other investments                                                                                           (3,108)
Subordinated debt                                                                                                  99,818
General valuation allowance                                                                                        47,421
                                                   ------------  -------------  -------------  ------------   ------------
Regulatory capital                                  $  473,523     $  473,523     $  473,523    $  473,523     $  617,654
                                                   ============  =============  =============  ============   ============
Total assets                         $6,810,266
                                    ============
Adjusted total assets                               $6,527,285     $6,527,285     $6,527,285
                                                   ============  =============  =============
Risk-weighted assets                                                                            $3,803,573     $3,803,573
                                                                                               ============   ============
CAPITAL RATIO - ACTUAL                   10.10%          7.25%          7.25%          7.25%        12.45%         16.24%
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

                                    TABLE 31

                   World Savings Bank, a Federal Savings Bank
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in thousands)

                                        1999                                             1998
                    ----------------------------------------------   ----------------------------------------------
                           ACTUAL             WELL-CAPITALIZED              ACTUAL             WELL-CAPITALIZED
                    ---------------------   ----------------------   ---------------------   ----------------------
                     Capital      Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                    ----------   --------   -----------  ---------   ----------   --------   ----------   ---------
   Leverage          $2,514,211     6.64%   $1,892,349       5.00%  $2,163,838       6.77%  $1,597,898        5.00%
   Tier 1 risk based  2,514,211    11.26     1,339,967       6.00    2,163,838      12.10    1,072,778        6.00
   Total risk-based   2,668,878    11.95     2,233,279      10.00    2,311,286      12.93    1,787,964       10.00


     The  table  below  shows  that  WSL's   regulatory   capital   exceeds  the
requirements of the well-capitalized classification at December 31.


                                    TABLE 32

                       World Savings and Loan Association
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in thousands)

                                        1999                                             1998
                    ----------------------------------------------   ----------------------------------------------
                           ACTUAL             WELL-CAPITALIZED              ACTUAL             WELL-CAPITALIZED
                    ---------------------   ----------------------   ---------------------   ----------------------
                     Capital      Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                    ----------   --------   -----------  ---------   ----------   --------   ----------   ---------
   Leverage          $ 382,972       7.86%    $ 243,732       5.00%   $ 473,523       7.25%   $ 326,364        5.00%
   Tier 1 risk based   382,972      14.32       160,462       6.00      473,523      12.45      228,214        6.00
   Total risk-based    413,636      15.47       267,437      10.00      617,654      16.24      380,357       10.00

         WSSB is a state chartered savings bank regulated by the FDIC. At December 31, WSSB had the following regulatory capital calculated in accordance with FDIC's capital standards:

                                    TABLE 33

               World Savings Bank, a State Chartered Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                         1999                                            1998
                     ---------------------------------------------   ---------------------------------------------
                            ACTUAL                 REQUIRED                 ACTUAL                 REQUIRED
                     ---------------------   ---------------------   ---------------------   ---------------------
                      Capital      Ratio      Capital      Ratio      Capital      Ratio      Capital      Ratio
                     ----------   --------   ----------   --------   ----------   --------   ----------   --------
   Tier 1 Leverage   $ 202,846       5.66%   $ 107,593       3.00%   $ 186,411       5.26%   $ 106,220       3.00%
   Tier 1 risk based   202,846      26.90       30,161       4.00      186,411      25.12       29,686       4.00
   Total risk-based    203,087      26.93       60,322       8.00      186,647      25.15       59,372       8.00


     CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS. During 1999, WSL paid a total of $225 million in upstream dividends to Golden West. See Item 5, "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" on page 47, for a discussion on certain limitations imposed by the OTS on dividends paid by savings institutions.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings institutions to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral".) At December 31, 1999, the maximum that WFSB could have loaned to one borrower was $400 million while the largest amount of loans it had to one borrower was $56 million. At December 31, 1999, the maximum amount that WSL could have loaned to one borrower (and related entities) was $62 million while the largest amount of loans WSL had outstanding to any one borrower was $5 million.

     DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings association or savings bank, such as WFSB or WSL, or state-chartered savings banks such as WSSB, based upon the failure of the savings associations or savings banks to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of the Insured Institutions). Thus, in the event of a liquidation of the Insured Institutions or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 1999, the Insured Institutions had approximately $27.7 billion of deposits outstanding.

     POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WFSB, WSL, or WSSB, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" above. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

     In its resolutions of the problems of an insured depository institution in default or in danger of default, the FDIC is generally obligated to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the relevant deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or by protecting creditors other than depositors. Existing law authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured institution by making a final payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. Existing law provides that the rate of such final payment is to be a percentage reflecting the FDIC's receivership recovery experience.

     SAVINGS AND LOAN HOLDING COMPANY LAW. Golden West is a "savings and loan holding company" under the HomeOwners' Loan Act (HOLA). As such, it has registered with the OTS and is subject to OTS regulation and OTS and FDIC examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and thereupon may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

     As WFSB's, WSL's, and WSSB's parent company, Golden West is considered an "affiliate" of WFSB, WSL, and WSSB for regulatory purposes. In addition, WFSB, WSL, and WSSB are considered to be affiliates of each other. Savings associations and savings banks are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, and with respect to savings associations, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings institution from lending or otherwise extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining affiliates of a savings institution and in calculating compliance with the quantitative limitations on transactions with affiliates.

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 1999, WFSB and WSL were in compliance with the QTL test.

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

EMPLOYEE RELATIONS

     The Company had a total of 4,737 full-time and 913 permanent part-time employees at December 31, 1999. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.  PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company owns a 300,000 square-foot office complex on an 111-acre site in San Antonio, Texas. This complex houses its Loan Service, Savings Operations, Information Systems Departments, and various other back-office functions.

     The Company owns 208 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements included in Item 14.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES OF STOCK

     Golden West's stock is listed on the New York Stock Exchange and Pacific Exchange and traded on the Boston and Chicago Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 1999 and 1998 were as follows:

                                    TABLE 34

                            Common Stock Price Range

                                              1999                            1998
                                  ------------------------------  -----------------------------
      First Quarter                   $29 17/64 -  $34 33/64          $27 7/16  -  $32 55/64
      Second Quarter                  $30 41/64 -  $34 61/64         $31 11/16  -  $38 5/64
      Third Quarter                   $30 17/64 -  $33 9/16          $25 17/64  -  $36 45/64
      Fourth Quarter                    $31 1/4 -  $38 1/64            $24 1/8  -  $32 35/64

PER SHARE CASH DIVIDENDS DATA

     Golden West's cash dividends paid per share for 1999 and 1998 were as follows:

                                    TABLE 35

                            Cash Dividends Per Share

                                      1999          1998
                                    ---------     ---------
First Quarter                       $ .0467       $ .0417
Second Quarter                      $ .0467       $ .0417
Third Quarter                       $ .0467       $ .0417
Fourth Quarter                      $ .0525       $ .0467

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by its Insured Subsidiaries.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS (Continued)

     During the first quarter of 1999, the OTS changed its regulations governing capital distributions. Those changes become effective April 1, 1999. Under the new regulations, WFSB and WSL may pay capital distributions during a calendar year, without notice or application to the OTS, equal to net income for the applicable calendar year plus retained net income for the two prior calendar years. WFSB and WSL must file applications for approval of a proposed distribution, if (i) they are not eligible for expedited application processing,
(ii) they would not be at least adequately capitalized following the capital distribution, or (iii) they would violate a prohibition contained in any applicable statute, regulation, or agreement with the OTS or the FDIC, or would violate a condition of OTS approval by making the proposed distribution. In addition, the new regulations require 30-days advance notice to be filed for proposed capital distributions that would result in the savings association being less than well-capitalized or that involve the reduction or retirement of the savings association's stock. (See "CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS" on page 42.)

     At December 31, 1999, $1.0 billion of the Insured Institutions' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

STOCKHOLDERS

     At the close of business on March 22, 2000, 158,508,733 shares of Golden West's Common Stock were outstanding and were held by 1,358 stockholders of record. At the close of business on March 22, 2000, the Company's common stock price was $31 13/16.

     The transfer agent and registrar for the Golden West Common Stock is Chase Mellon Shareholder Services, L.L.C., San Francisco, California 94101.

     The Securities and Exchange Commission (Commission) maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the Commission including Golden West. The address is: http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.


                                    TABLE 36

                  Five Year Consolidated Summary of Operations
                 (Dollars in thousands except per share figures)


                                                                       Year Ended December 31
                                                 ---------------------------------------------------------------------
                                                    1999          1998           1997          1996          1995
                                                 -----------   ------------   -----------   -----------   ------------
Interest Income:
   Interest on loans                             $1,851,790     $2,254,427    $2,392,175    $2,203,752     $2,097,664
   Interest on mortgage-backed securities           769,314        498,319       282,499       246,293        181,355
   Interest on dividends and investments            204,741        209,807       157,823       131,516        148,422
                                                 -----------   ------------   -----------   -----------   ------------
                                                  2,825,845      2,962,553     2,832,497     2,581,561      2,427,441
Interest Expense:
  Interest on deposits                            1,250,364      1,285,343     1,209,646     1,061,414      1,048,390
  Interest on advances and other borrowings         571,996        709,888       732,356       689,187        656,215
                                                 -----------   ------------   -----------   -----------   ------------
                                                  1,822,360      1,995,231     1,942,002     1,750,601      1,704,605
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income                               1,003,485        967,322       890,495       830,960        722,836
  Provision for (recovery of) loan losses            (2,089)        11,260        57,609        84,256         61,190
                                                 -----------   ------------   -----------   -----------   ------------
Net interest income after provision for
    (recovery of) loan losses                     1,005,574        956,062       832,886       746,704        661,646
Noninterest Income:
  Fees                                               65,456         62,820        45,910        38,558         29,200
  Gain (loss) on the sale of securities,
    mortgage-backed securities, and loans            22,764         38,784         8,197        11,954           (493)
  Other                                              55,082         36,009        27,161        24,387         11,071
                                                 -----------   ------------   -----------   -----------   ------------
                                                    143,302        137,613        81,268        74,899         39,778
Noninterest Expense
  General and administrative expenses
    Personnel                                       215,483        196,153       180,917       163,243        151,352
    Occupancy                                        67,015         62,549        55,508        50,171         48,737
    Deposit insurance                                 5,358          5,925         7,454       167,528         44,993
    Advertising                                      11,928         10,412        11,525         9,277          9,850
    Other                                            86,363         79,468        71,555        63,203         61,260
                                                 -----------   ------------   -----------   -----------   ------------
                                                    386,147        354,507       326,959       453,422        316,192
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before taxes on income                     762,729        739,168       587,195       368,181        385,232
Taxes on income                                     282,750        292,077       233,057        (1,732)       150,693
                                                 -----------   ------------   -----------   -----------   ------------
Earnings before cumulative effect of change in
  accounting for goodwill and extraordinary item    479,979        447,091       354,138       369,913        234,539
Cumulative effect of change in accounting
  for goodwill                                          -0-            -0-           -0-      (205,242)           -0-
Extraordinary item                                      -0-        (12,511)          -0-           -0-            -0-
                                                 -----------   ------------   -----------   -----------   ------------
Net earnings                                      $ 479,979      $ 434,580     $ 354,138     $ 164,671      $ 234,539
                                                 ===========   ============   ===========   ===========   ============
Basic earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    2.90      $    2.60     $    2.07     $    2.13      $    1.33
Cumulative effect of change in accounting
  for goodwill                                         0.00           0.00          0.00         (1.18)          0.00
Extraordinary item                                     0.00           (.07)         0.00          0.00           0.00
                                                 -----------   ------------   -----------   -----------   ------------
Basic earnings per share                          $    2.90      $    2.53     $    2.07     $    0.95      $    1.33
                                                 ===========   ============   ===========   ===========   ============
Diluted earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    2.87      $    2.58     $    2.04     $    2.09      $    1.31
Cumulative effect of change in accounting
  for goodwill                                         0.00           0.00          0.00         (1.16)          0.00
Extraordinary item                                     0.00           (.07)         0.00          0.00           0.00
                                                 -----------   ------------   -----------   -----------   ------------
Diluted earnings per share                        $    2.87      $    2.51     $    2.04     $    0.93      $    1.31
                                                 ===========   ============   ===========   ===========   ============


                                    TABLE 37

                    Five Year Summary of Financial Condition
                             (Dollars in thousands)


                                                                              At December 31
                                           --------------------------------------------------------------------------------
                                                1999            1998            1997            1996             1995
                                           --------------- --------------- --------------- ---------------- ---------------
Assets                                        $42,142,205     $38,468,729     $39,590,271      $37,730,598     $35,118,156
Cash, securities available for sale,
     and other investments                      1,120,393       1,050,265       1,033,433        2,078,876       2,310,711

Mortgage-backed securities                     11,661,621      10,031,965       3,939,746        4,293,582       3,409,341
Loans receivable                               27,919,817      25,721,288      33,260,709       30,113,421      28,181,353
                                           --------------- --------------- --------------- ---------------- ---------------
  Total loan portfolio                         39,581,438      35,753,253      37,200,455       34,407,003      31,590,694

Deposits                                       27,714,910      26,219,095      24,109,717       22,099,934      20,847,910
Advances from FHLBs                             8,915,218       6,163,472       8,516,605        8,798,433       6,447,201
Securities sold under agreements to
    repurchase and other borrowings             1,045,176       1,252,469       2,334,048        1,908,126       1,817,943
Medium-term notes                                     -0-             -0-         109,992          589,845       1,597,507
Subordinated debt                                 812,950         911,753       1,110,488        1,323,996       1,322,392
Stockholders' equity                            3,194,854       3,124,318       2,698,031        2,350,477       2,278,353


                                    TABLE 38
                          Five Year Selected Other Data
                 (Dollars in thousands except per share figures)

                                                                          Year Ended December 31
                                                ----------------------------------------------------------------------------
                                                     1999           1998            1997            1996           1995
                                                 -------------   ------------    ------------   -------------   ------------
New real estate loans originated                  $12,672,211    $ 8,187,934     $ 7,482,973     $ 7,012,562    $ 5,949,064
Fully indexed rate on new real estate loans             7.60%          7.72%           7.59%           7.59%          7.56%
Current rate on new real estate loans(a)                5.97%          6.20%           6.42%           6.56%          6.58%
New adjustable rate mortgages as a percentage
of new real estate loans originated                    91.00%         82.26%          95.05%          90.07%         92.74%
Deposits increase ($)                             $ 1,495,815    $ 2,109,378     $ 2,009,783     $ 1,252,024    $ 1,628,521
Deposits increase (%)                                    5.7%           8.7%            9.1%            6.0%           8.5%
Net earnings/average net worth (ROE)                   15.19%         14.94% (b)      14.14%           7.46% (c)     10.98%
Net earnings/average assets (ROA)                       1.22%          1.11% (b)        .91%            .46% (c)       .69%
General and administrative expense(G&A) to:
    Net interest income plus other income              33.67%         32.08%          33.64%          50.05% (c)     41.31%
    Total revenues                                     13.01%         11.44% (b)      11.22%          17.07% (c)     12.80%
    Average assets                                       .98%           .90%            .84%           1.26% (c)       .93%
Ratio of earnings to fixed charges: (d)
    Including interest on deposits                      1.42x          1.37x           1.30x           1.21x          1.23x
    Excluding interest on deposits                      2.32x          2.03x           1.79x           1.53x          1.58x
Yield on loan portfolio                                 7.16%          7.36%           7.53%           7.43%          7.69%
Yield on MBS                                            7.17%          7.20%           7.23%           7.13%          7.41%
Yield on investments                                    5.88%          5.53%           6.48%           6.88%          5.96%
Yield on earning assets                                 7.15%          7.30%           7.48%           7.37%          7.56%
Cost of deposits                                        4.69%          4.67%           5.04%           4.98%          5.15%
Cost of borrowings                                      5.77%          5.87%           5.99%           5.80%          6.15%
Cost of funds                                           5.00%          4.96%           5.36%           5.28%          5.50%
Spread                                                  2.15%          2.34%           2.12%           2.09%          2.06%
Nonperforming asset/total assets (e)                     .56%           .79%            .96%           1.21%          1.11%
Stockholders' equity/total assets                       7.58%          8.12%           6.81%           6.23%          6.49%
Average stockholders' equity/average assets             8.04%          7.41%           6.45%           6.15%          6.30%
World Savings Bank, FSB (WFSB)
  regulatory capital ratios: (f)
  Tangible capital                                      6.64%          6.77%           6.51%           6.69%         14.01%
  Core capital                                          6.64%          6.77%           6.51%           6.69%         14.01%
  Risk-based capital                                   11.95%         12.93%          12.80%          13.14%         26.55%
World Savings and Loan Association (WSL)
  regulatory capital ratios: (f)
  Tangible capital                                      7.86%          7.25%           6.42%           6.37%          6.38%
  Core capital                                          7.86%          7.25%           6.42%           6.37%          6.38%
  Risk-based capital                                   15.47%         16.24%          13.64%          13.91%         13.40%
Number of savings branch offices                          249            248             250             244            233
Cash dividends per share                          $      .193     $     .172      $     .152      $     .132    $      .117
Dividend payout ratio                                   6.64%          6.79% (b)       7.32%          13.91%          8.75%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) The ratios for the year ended December 31, 1998 include an extraordinary charge of $21 million before tax, or $.07 per basic and diluted earnings per share, net of tax benefit, associated with the prepayment of FHLB advances and include a nonrecurring gain of $13 million before tax, or $.05 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par. Excluding the extraordinary item, ROE was 15.37%, ROA was 1.14%, and the dividend payout ratio was 6.59%. Excluding the one-time stock gain, G&A to total revenues was 11.48%.
(c) The numbers for the year ended December 31, 1996 include the 1996 SAIF assessment of $133 million, the special tax credit of $139 million, and the $205 million cumulative effect of the change in accounting for goodwill. The ratios for the year ended December 31, 1996, excluding the three 1996 nonrecurring items are: ROE 13.97%, ROA .86%, G&A to net interest income plus other income 34.32%, G&A to total revenues 12.08%, and G&A to average assets .89%.
(d) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, extraordinary item, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(e) The definition of nonperforming assets includes nonaccrual loans (loans that are 90 days or more past due) and real state owned acquired through foreclosure.
(f) For regulatory purposes, the requirements to be considered "well capitalized" are 5.0% and 10.0% for core and risk-based capital, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth Golden West Financial Corporation's (Golden West or Company) net earnings for the three years ended December 31, 1999, 1998 and 1997.

                                    TABLE 39

               Golden West Net Earnings, Basic Earnings Per Share,
                         and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)

                                                                                 Year Ended December 31
                                                                      ---------------------------------------------
                                                                         1999            1998             1997
                                                                      ------------    ------------     ------------
Earnings before extraordinary item (a)(b)                                $479,979        $447,091         $354,138
Extraordinary item (c)                                                        -0-         (12,511)             -0-
                                                                      ------------    ------------     ------------
Net Earnings                                                             $479,979        $434,580         $354,138
                                                                      ============    ============     ============


Basic earnings per share before extraordinary item (a)(b)                $   2.90        $   2.60         $   2.07
Extraordinary item (c)                                                       0.00            (.07)            0.00
                                                                      ------------    ------------     ------------
Basic earnings per share                                                 $   2.90        $   2.53         $   2.07
                                                                      ============    ============     ============


Diluted earnings per share before extraordinary item (a)(b)              $   2.87        $   2.58         $   2.04
Extraordinary item (c)                                                       0.00            (.07)            0.00
                                                                      ------------    ------------     ------------
Diluted earnings per share                                               $   2.87        $   2.51         $   2.04
                                                                      ============    ============     ============

(a) 1999 includes a nonrecurring gain of $8 million or $.03 per basic and diluted share, after tax, from the sale of four savings branches and a nonrecurring tax benefit of $3 million or $.02 per basic and diluted share, from the donation of land to a non-profit organization.
(b) 1998 includes a nonrecurring gain of $13 million or $.05 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par.
(c) Penalties resulting from the prepayment of Federal Home Loan Bank of San Francisco advances during 1998. See "Extraordinary Item" section on page 74.

     Golden West's principal subsidiaries are World Savings Bank, FSB (WFSB), World Savings and Loan Association (WSL), and World Savings Bank, SSB (WSSB). WFSB, WSL, and WSSB are referred to collectively as the "Insured Institutions." WFSB and WSL are headquartered in Oakland, California. WSSB is headquartered in Austin, Texas. At December 31, 1999, WFSB, WSL, and WSSB had $38 billion, $5 billion, and $4 billion, respectively, in assets. At December 31, 1999, Golden West had a savings network of 119 branches in California, 38 in Colorado, 33 in Florida, 21 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas and four in Illinois. By virtue of being federally-chartered, WFSB and WSL can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company had lending operations in Connecticut, Delaware, Georgia, Idaho, Indiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Utah, Virginia, Washington, and Wisconsin.

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

     In addition to the Insured Subsidiaries, Golden West has two other subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is an investment adviser to the Atlas family of mutual funds and Atlas Securities, Inc., is the distributor of the Atlas mutual funds and annuities.

     The following  narrative  focuses on the  significant  financial  statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

FINANCIAL CONDITION

     The following table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 1999, 1998, 1997, and 1996. As the table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                    TABLE 40

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet

                                                                  December 31
                                                 ----------------------------------------------
                                                   1999         1998        1997        1996
                                                 ---------    ---------   ---------   ---------
            Assets:
               Cash and investments                   2.7%         2.7%        2.6%        5.5%
               Loans receivable including
                 mortgage-backed securities          93.9         93.0        94.0        91.2
               Other assets                           3.4          4.3         3.4         3.3
                                                 ---------    ---------   ---------   ---------
                                                    100.0%       100.0%      100.0%      100.0%
                                                 =========    =========   =========   =========

            Liabilities and Stockholders' Equity:
               Deposits                              65.8%        68.1%       60.9%       58.6%
               FHLB advances                         21.2         16.0        21.5        23.3
               Securities sold under
                    agreements to repurchase          2.5          3.3         5.9         5.1
               Medium-term notes                      0.0          0.0         0.3         1.6
               Other liabilities                      1.0          2.1         1.8         1.7
               Subordinated debt                      1.9          2.4         2.8         3.5
               Stockholders' equity                   7.6          8.1         6.8         6.2
                                                 ---------    ---------   ---------   ---------
                                                    100.0%       100.0%      100.0%      100.0%
                                                 =========    =========   =========   =========

     ASSET/LIABILITY MANAGEMENT

     The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage interest rate risk and credit risk (see "Asset Quality" section on page 62). The Company mitigates its credit risk through strict underwriting standards and loan reviews. The Company manages interest rate risk by managing the repricing of interest-rate sensitive assets and liabilities. The Company enters into interest rate swaps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     One measure of exposure to interest rate risk is the gap, the difference between the repricing of assets and liabilities. The Company is subject to interest rate risk to the extent its assets and liabilities reprice at different times. The disparity between the repricing (maturity, prepayment, or interest rate change) of deposits and borrowings and the repricing of mortgage loans and investments can have a material impact on the Company's results of operations. The following is the Company's gap table at December 31, 1999:

                                    TABLE 41

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                             As of December 31, 1999
                              (Dollars in Millions)

                                                              Projected Repricing(a)
                                      -----------------------------------------------------------------------
                                         0 - 3         4 - 12          1 - 5         Over 5
                                        Months         Months          Years          Years         Total
                                      ------------   ------------   ------------   ------------   -----------
Interest-Earning Assets:
  Investments                           $     551      $      63      $      18     $      155    $      787
  Mortgage-backed securities               10,192            171            678            621        11,662
  Loans receivable:
    Rate-sensitive                         23,658          2,730            256            -0-        26,644
    Fixed-rate                                 38            107            390            643         1,178
  Other (b)                                   687            -0-            -0-            -0-           687
  Impact of swaps                             395            280           (675)           -0-           -0-
                                      ------------   ------------   ------------   ------------   -----------
Total                                   $  35,521      $   3,351      $     667     $    1,419    $   40,958
                                      ============   ============   ============   ============   ===========
Interest-Bearing Liabilities:
  Deposits (c)                          $  15,256      $  10,384      $   2,046     $       29    $   27,715
   FHLB advances                            8,100            415            109            291         8,915
   Other borrowings                         1,145            115            598            -0-         1,858
   Impact of swaps                            216            (41)          (175)           -0-           -0-
                                      ------------   ------------   ------------   ------------   ------------
 Total                                  $  24,717      $  10,873      $   2,578     $      320    $   38,488
                                      ============   ============   ============   ============   ============


 Repricing gap                          $  10,804      $  (7,522)     $  (1,911)    $    1,099    $    2,470
                                      ============   ============   ============   ============   ============

 Cumulative gap                         $  10,804      $   3,282      $   1,371     $    2,470
                                      ============   ============   ============   ============
 Cumulative gap as a percentage of
     total assets                           25.6%           7.8%           3.3%
                                      ============   ============   ============

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The gap table shows that, as of December 31, 1999, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise.

     Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in the current month reflects the actual Golden West Cost of Savings at the end of the previous month. Therefore, there is a one-month repricing lag for these types of loans.

     In addition to the index lags, other elements of ARM loans also have an impact on earnings. These elements are introductory rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Partially offsetting the impact of the index lags are similar lags on a portion of the Company's liabilities. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

     The table below reflects the Company's expected cash flows and applicable yields on the balances of its interest sensitive assets and liabilities as of December 31, 1999, and takes into consideration expected prepayments of the Company's long-term assets (primarily mortgage-backed securities and loans receivable) and the estimated current fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

                                    TABLE 42


                 Summary of Market Risk on Financial Instruments
                             As of December 31, 1999
                              (Dollars in Millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Expected Maturity Date as of December 31, 1999
                                        ------------------------------------------------------------------------------------------
                                                                                                   2005 &      Total       Fair
                                          2000        2001       2002       2003        2004     Thereafter   Balance      Value
                                        ----------  ---------  ---------- ----------  ---------  -----------  ---------  ----------
Interest-Sensitive Assets:
Investments                              $    671   $    -0-   $      12  $     -0-   $    -0-   $      104   $    787   $     786
    Weighted average interest rate MBS      5.91%      0.00%       5.74%      0.00%      0.00%        5.77%      5.88%
  Fixed Rate                             $    234   $    197   $     158  $     126   $    107   $      712   $  1,534       1,536
     Weighted average interest rate         7.79%      8.33%       8.27%      8.21%      8.14%        7.90%      8.02%
  Variable Rate                          $  1,654   $  1,369   $   1,089  $     900   $    755   $    4,361   $ 10,128       9,933
    Weighted average interest rate          7.02%      7.01%       7.01%      7.00%      7.00%        7.00%      7.00%
Loans Receivable
  Fixed Rate                             $    272   $    147   $     121  $      97   $     84   $      624   $  1,345       1,331
     Weighted average interest rate         8.73%      9.00%       8.98%      8.97%      8.89%        8.38%      8.65%
  Variable Rate                          $  3,861   $  3,197   $   2,800  $   2,396   $  1,946   $   12,375   $ 26,575      26,546
     Weighted average interest rate (a)     7.37%      7.39%       7.41%      7.41%      7.40%        7.39%      7.09%
                                        ----------  ---------  ---------- ----------  ---------  -----------  ---------  ----------
    Total                                $  6,692   $  4,910   $   4,180  $   3,519   $  2,892   $   18,176   $ 40,369    $ 40,132
                                        ==========  =========  ========== ==========  =========  ===========  =========  ==========
Interest-Sensitive Liabilities:
Deposits (b)                             $ 25,640   $  1,574   $     299  $     115   $     58   $       29   $ 27,715    $ 27,762
     Weighted average interest rate         4.63%      5.38%       5.49%      5.66%      5.15%        4.99%      4.69%
FHLB Advances
  Fixed Rate                             $    845   $     26   $      40  $     111   $     22   $      171   $  1,215       1,213
     Weighted average interest rate         5.93%      6.73%       7.00%      6.43%      6.58%        6.70%      6.15%
  Variable Rate                          $  1,500   $  2,500   $     700  $   2,000   $    -0-   $    1,000   $  7,700       7,665
     Weighted average interest rate         5.35%      5.77%       6.04%      5.37%      0.00%        5.38%      5.56%
Reverse Repurchase Agreements
  Fixed Rate                             $    401   $    -0-   $     -0-  $     -0-   $    -0-   $      -0-   $    401         401
     Weighted average interest rate         5.57%      0.00%       0.00%      0.00%      0.00%        0.00%      5.57%
  Variable Rate                          $    600   $     44   $     -0-  $     -0-   $    -0-   $      -0-   $    644         641
     Weighted average interest rate         5.34%      6.15%       0.00%      0.00%      0.00%        0.00%      5.40%
Subordinated Notes                       $    215   $    -0-   $     399  $     199   $    -0-   $      -0-   $    813         813
     Weighted average interest rate         8.88%      0.00%       7.71%      6.11%      0.00%        0.00%      7.63%
                                        ----------  ---------  ---------- ----------  ---------  -----------  ---------  ----------
    Total                                $ 29,201   $  4,144   $   1,438  $   2,425   $     80   $    1,200   $ 38,488    $ 38,495
                                        ==========  =========  ========== ==========  =========  ===========  =========  ==========
Off-Balance Sheet Items:
Interest Rate Swaps
  Receive Fixed Swaps                    $     46   $    114   $      12   $     91   $    -0-   $      -0-   $    263    $     (2)
    Weighted average receive rate           6.73%      6.35%       6.52%      6.39%      0.00%        0.00%      6.44%
    Weighted average pay rate               6.20%      6.24%       6.21%      6.31%      0.00%        0.00%      6.26%
  Pay Fixed Swaps                        $     10   $     96   $     305   $    212   $    104   $      -0-   $    727         -0-
    Weighted average receive rate           6.03%      6.10%       6.12%      6.11%      6.21%        0.00%      6.12%
    Weighted average pay rate               6.08%      8.13%       7.54%      6.26%      6.65%        0.00%      7.10%
                                        ----------  ---------  ---------- ----------  ---------  -----------  ---------  ----------
    Total                                $     56   $    210   $     317   $    303   $    104   $      -0-   $    990     $    (2)
                                        ==========  =========  ========== ==========  =========  ===========  =========  ==========


(a) The total weighted average interest rate for variable loans receivable reflects loans with introductory rates in effect at December 31, 1999. Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 1999 as indicated in the total balance column.
(b)  Deposits with no maturity are included in the 2000 column.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)


     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags previously described. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at December 31, 1999, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not adversely affect the Company's long-term profitability and financial strength.

     CASH AND INVESTMENTS

     Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, United States government obligations, collateralized mortgage obligations, and corporate bonds. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

     The Office of Thrift Supervision (OTS) requires insured institutions, such as WFSB and WSL, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. At December 31, 1999, 1998, and 1997, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas requires insured institutions, such as WSSB, to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

     At December 31, 1999, and 1998, the Company had securities available for sale in the amount of $319 million and $377 million, respectively, including net unrealized gains on securities available for sale of $260 million and $358 million, respectively. At December 31, 1999 and 1998, the Company had no securities classified as trading in its investment securities portfolio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Included in the Company's investment portfolio at December 31, 1999, and 1998, were collateralized mortgage obligations (CMOs) in the amount of $115 million and $196 million, respectively. The Company holds CMOs on which both principal and interest are received. At December 31, 1999, all of these CMOs qualified for inclusion in the regulatory liquidity measurement. The Company does not hold any interest-only or principal-only CMO's.

     LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs), and purchases MBS. MBS and MBS-REMICs are available to be used as collateral for borrowings. At December 31, 1999 and 1998, the balance of loans receivable including mortgage-backed securities was $39.6 billion and $35.8 billion, respectively. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $35.8 billion at December 31, 1998 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $5.5 billion of MBS-REMICs, and $686 million of purchased MBS.

     The loan portfolio, including MBS, grew $3.8 billion or 11% for the year ended December 31, 1999. The balance of the loan portfolio decreased modestly for the year ended December 31, 1998, due to a high level of prepayments and an increase in loans sold.

     MORTGAGE-BACKED SECURITIES

     At December 31, 1999 and 1998, the Company had MBS held to maturity in the amount of $11.6 billion and $9.9 billion, respectively. At December 31, 1999 and 1998, the Company had MBS available for sale in the amount of $79 million and $114 million, respectively, including net unrealized gains on mortgage-backed securities available for sale of $1 million and $5 million, respectively. At December 31, 1999 and 1998, the Company had no trading MBS.

     The Company securitized $3.7 billion and $6.4 billion of mortgage loans into Real Estate Mortgage Investment Conduits during the years ended December 31, 1999 and 1998, respectively. MBS-REMICs are being used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, MBS-REMICs are classified as MBS held to maturity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     During 1999, 1998, and 1997 the Company securitized $1.1 billion, $1.8 billion, and $1.0 billion of adjustable rate mortgages (ARMs) into FNMA
COFI-indexed MBS. The FNMA MBS held to maturity are available to be used as collateral for borrowings and the underlying loans are subject to full credit recourse to the Company. During 1997, the Company desecuritized $856 million of FNMA COFI-indexed MBS. The Company has the ability and intent to hold these loans until maturity and, accordingly, these loans are classified as held to maturity.

     At December 31, 1999, $10.1 billion of the Company's total MBS portfolio were backed by ARMs. The percentage of MBS backed by ARMs was 87% at yearend 1999 compared to 94% at yearend 1998 and 78% at yearend 1997. The large amount of adjustable rate MBS is mainly due to the large amount of ARM loans securitized in the last four years.

     Repayments of MBS during the years 1999, 1998, and 1997 amounted to $2.8 billion, $2.1 billion, and $518 million, respectively. MBS repayments were higher in 1999 due to the increase in total MBS outstanding. MBS repayments were higher in 1998 due to an increase in total MBS outstanding and an increase in the prepayment rates on the underlying mortgages.

     LOANS

     New loan originations in 1999, 1998, and 1997 amounted to $12.7 billion, $8.2 billion, and $7.5 billion, respectively. The increase in 1999 was due to the renewed demand for adjustable rate loans, the Company's primary product, as interest rates moved up and the cost of fixed-rate loans increased. In addition, the Company increased the size of its loan origination staff to take advantage of the favorable market conditions. The increase in 1998 occurred because more consumers sought to refinance their existing home loans as well as a result of a strong housing market. Refinanced loans constituted 40% of new loan originations in 1999 compared to 44% in 1998 and 33% in 1997.

     Loans originated for sale were $793 million, $1.2 billion, and $217 million for the years ended December 31, 1999, 1998, and 1997, respectively. The reduction in loans originated for sale in 1999 as compared to 1998 was attributable to the decrease in fixed-rate originations due to higher rates being charged on fixed-rate loans. In addition, during 1999 and 1998, $522 million and $229 million, respectively, of loans were converted at the customer's request from adjustable rate to fixed-rate. The Company continues to sell most of its fixed-rate loans. The Company sold $1.2 billion, $1.4 billion, $209 million, of fixed-rate loans during 1999, 1998, and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     At December 31, 1999, the Company had lending operations in 29 states. The largest source of mortgage origination is loans secured by residential properties in California. In 1999, 63% of total loan originations were on residential properties in California, compared to 62% and 54% in 1998 and 1997, respectively. The five largest states, other than California, for originations for the year ended December 31, 1999, were Florida, Texas, Washington, New Jersey, and Illinois with a combined total of 19% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that was comprised of residential loans in California was 64% at December 31, 1999 and 66% at December 31, 1998 and December 31, 1997.

     Golden West originates ARMs tied to a variety of indexes, principally the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year U.S. Treasury Constant Maturity (TCM). The following table shows the distribution of ARM originations by index for the years ended December 31, 1999 and 1998.

                                    TABLE 43

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

ARM Index                          1999               1998
---------                     ---------------    ----------------

COFI                             $ 3,264,773          $3,753,081
COSI                               7,996,477           1,738,592
TCM                                  270,651           1,243,315
                              ---------------    ----------------
                                 $11,531,901          $6,734,988
                              ===============    ================

     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31, 1999 and 1998.

                                    TABLE 44

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

ARM Index                          1999               1998
---------                     ---------------    ----------------

COFI                             $26,217,670         $29,761,484
COSI                               9,182,829           1,703,283
TCM                                1,266,541           1,256,775
Other                                152,470             201,756
                              ---------------    ----------------
                                 $36,819,510         $32,923,298
                              ===============    ================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Approximately $4.9 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 1999, $426 million of ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.69% at December 31, 1999, compared to 7.72% at December 31, 1998. Without the floor, the average yield on these loans would have been 6.92% at December 31, 1999, and 7.15% at December 31, 1998.

     Loan repayments consisting of monthly loan amortization and loan payoffs during the years 1999, 1998, and 1997 amounted to $4.9 billion, $6.2 billion, and $3.8 billion, respectively. The decrease in repayments in 1999 was due to a decrease in loan prepayments during the second half of the year. The increase in repayments in 1998 was due to an increase in refinance and home sale activity.

     MORTGAGE SERVICING RIGHTS

     The Company accounts for mortgage  servicing rights in accordance with SFAS
125. Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended December 31, 1999 and 1998.

                                    TABLE 45

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                   1999            1998
                                               ------------    ------------
 Beginning balance of capitalized
     mortgage   servicing  rights                  $28,635         $11,116
 New  capitalized   mortgage servicing
     rights from loan sales                         20,556          22,680
 Amortization  of  capitalized
     mortgage servicing rights                     (11,896)         (5,161)
                                               ------------    ------------
 Ending balance of capitalized
     mortgage servicing rights                     $37,295          $28,635
                                               ============    ============

     The book value of Golden West's servicing rights did not exceed the fair value at December 31, 1999 or 1998 and, therefore, no writedown of the servicing rights to their fair value was necessary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     ASSET QUALITY

     One measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. NPAs amounted to $236 million, $305 million, and $379 million at yearends 1999, 1998, and 1997, respectively. The decrease in NPAs during 1999 and 1998 reflected the strong California economy and housing market. The Company continues to closely monitor all delinquencies and takes appropriate steps to protect its interests.

     The Company's TDRs are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. The Company's troubled debt restructured (TDRs) were $11 million, or .03% of assets, at December 31, 1999, compared to $23 million, or .06% of assets, at December 31, 1998, and $44 million, or .11% of assets, at December 31, 1997.

     The Company's ratio of NPAs and TDRs to total assets decreased to .59% at December 31, 1999 compared to .85% and 1.07% at yearends 1998 and 1997, respectively.

     The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $60 million at yearend 1999 and $71 million at yearend 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON LOANS SOLD WITH RECOURSE OR SECURITIZED AND RETAINED

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

     The table below shows the changes in the allowance for loan losses for the three years ended December 31, 1999, 1998, and 1997.

                                    TABLE 46

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                         1999            1998            1997
                                                      ------------    ------------    ------------
Beginning allowance for loan losses                      $244,466        $233,280        $195,702
Provision for (recovery of) losses
  charged to expense                                       (2,089)         11,260          57,609
Transfer of allowance to reserve for losses
  on loans sold or securitized and retained               (12,043)            -0-             -0-
Less loans charged off                                        -0-          (1,387)        (20,818)
Add recoveries                                              1,800           1,313             787
                                                      ------------    ------------    ------------
Ending allowance for loan losses                         $232,134        $244,466        $233,280
                                                      ============    ============    ============

Provision for (recovery of) loan losses to
  loan portfolio (including MBS with
  recourse and MBS-REMICs)                                  (.01%)           .03%            .16%
                                                      ============    ============    ============

Ratio of net chargeoffs (recovery) to
  average loans outstanding (including
  (MBS with recourse and MBS-REMICs)                        (.01%)           .00%            .06%
                                                      ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     As previously mentioned, the Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because the loans underlying the MBS and MBS-REMICs are similar to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for the reserve for losses on loans sold or securitized and retained is included in accounts payable and accrued expenses. The Company's reserve for losses on loans sold or securitized and retained was $15.6 million at December 31, 1999, compared to $2.3 million at December 31, 1998 and $886 thousand at December 31, 1997.

     The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was 104.82%, 80.90%, and 61.76% at December 31, 1999, 1998, and 1997, respectively.
The ratio to total loans (including MBS with recourse and MBS-REMICs) of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was .63% for the year ended December 31, 1999 as compared to .70% and .65% for the years ended December 31, 1998 and 1997, respectively.

     REAL ESTATE HELD FOR SALE

     At December 31, 1999, the Company had real estate held for sale in the amount of $11 million, compared to $43 million a year earlier. The largest balance of real estate held for sale continues to be in one- to four-family properties in California. The decline in the real estate held for sale balance in 1999 reflected the strong economy and housing market, especially in California.

     DEPOSITS

     Retail deposits increased by $896 million in 1999 compared to increases of $2.6 billion and $1.5 billion in 1998 and 1997, respectively. During 1999, the Company sold four branches with a total of $149 million in deposits. During 1998, the Company sold one branch with $36 million in deposits. Retail deposits increased during 1999 as the Company concentrated marketing efforts on building the loyalty of existing depositors. Retail deposits increased during 1998 and 1997 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At December 31, 1999, 1998, 1997, transaction accounts (which includes checking, passbook, and money market accounts) represented 35%, 35%, and 20%, respectively, of the total balance of deposits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     Beginning in January 1997, the Company began a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). The Company's deposit balance at December 31, 1999 and 1997 included $600 million and $525 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at December 31, 1998.

     ADVANCES FROM THE FEDERAL HOME LOAN BANK

     The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to supplement cash flow and to provide funds for loan originations. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $8.9 billion at December 31, 1999, compared to $6.2 billion and $8.5 billion at December 31, 1998, and 1997, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 74.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, typically using MBS from the Company's portfolio. Reverse Repos amounted to $1.0 billion, $1.3 billion, and $2.3 billion at yearends 1999, 1998, and 1997, respectively.

     OTHER BORROWINGS

     As of December 31, 1999, Golden West, at the holding company level, had a total of $813 million of subordinated debt issued and outstanding. At yearend 1999, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P),
respectively. At December 31, 1999, Golden West had on file a registration statement with the Securities and Exchange Commission for the sale of up to $300 million of subordinated notes.

     WSL had no medium-term notes outstanding at December 31, 1999 and 1998, compared to $110 million at December 31, 1997.

     During 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 1999, WFSB had not issued any notes under this authority.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings partially offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $426 million during 1998 as a result of earnings and increased market values of securities available for sale. These 1998 increases were partially offset by the $80 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $348 million during 1997 as a result of earnings and increased market values of securities available for sale. These increases in 1997 were partially offset by the $48 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

     During the fourth quarter of 1999, the Company acted to effect a three-for-one stock split of its Common Stock in the form of a 200% stock dividend.

     Since 1993, through four separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to a total of 44.7 million shares of Golden West's common stock. As of December 31, 1999, 39,223,848 million shares had been repurchased and retired at a cost of $806 million since October 28, 1993, of which 10.7 million shares were purchased and retired at a cost of $345 million during 1999. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

     The OTS requires federally insured institutions, such as WFSB and WSL, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 1999, WFSB had tangible capital of $2.5 billion, or 6.64% of adjusted total assets, $1.9 billion in excess of the regulatory requirement. At December 31, 1999, WSL had tangible capital of $383 million, or 7.86% of adjusted total assets, $310 million in excess of the regulatory requirement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION (continued)

     The second requirement is to have core capital of 4% of adjusted total assets. At December 31, 1999, WFSB had core capital of $2.5 billion, or 6.64% of adjusted total assets, $1.0 billion in excess of the regulatory requirement. At December 31, 1999, WSL had core capital of $383 million, or 7.86% of adjusted total assets, $188 million in excess of the regulatory requirement.

     The third capital requirement is to have risk-based capital equal to 8% of risk-weighted assets. At December 31, 1999, WFSB had risk-based capital in the amount of $2.7 billion or 11.95% of risk-weighted assets, exceeding the current requirement by $882 million. At December 31, 1999, WSL had risk-based capital in the amount of $414 million or 15.47% of risk-weighted assets, exceeding the current requirement by $200 million.

     Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is well-capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. WFSB and WSL exceed the qualifications for well-capitalized institutions under the rules applicable to them.

     Because they are subsidiaries of a savings and loan holding company, WFSB and WSL must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WFSB and WSL may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WFSB or WSL to no longer be adequately capitalized, require specific OTS approval. During 1999, WSL paid a total of $225 million in dividends to Golden West.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     WSSB is regulated by the FDIC and the state of Texas. Under these regulations, a savings bank is required to meet three capital requirements. The first capital requirement is to have tier 1 leverage capital of 3% of adjusted average regulatory assets. The second requirement is to have tier 1 risk-based capital of 4% of risk-weighted assets. The third requirement is to have total risk-based capital of 8% of risk-weighted assets. At December 31, 1999, WSSB had tier 1 leverage capital of $203 million or 5.66% of adjusted average regulatory assets, tier 1 risk-based capital of $203 million or 26.90% of risk-weighted assets, and total risk-based capital of $203 million or 26.93% of risk-weighted assets.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS had been adopted at December 31, 1999, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.

RESULTS OF OPERATIONS

     Net earnings increased in 1999 as compared to 1998 primarily due to an increase in net interest income, a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets, an increase in noninterest income, and a lower effective tax rate. These increases to net earnings were partially offset by an increase in general and administrative expenses. Net earnings before the extraordinary item increased in 1998 as compared to 1997 primarily due to an increase in net interest income, a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets, and an increase in noninterest income. These increases to net earnings were partially offset by an increase in general and administrative expenses. In addition, net earnings for 1998 included a gain of $13 million before tax from the redemption of preferred stock which was called by the issuer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     EARNINGS PER SHARE (EPS)

     The Company's Basic EPS before the extraordinary item was $2.90 for the year ended December 31, 1999, compared to $2.60 and $2.07 for the years ended December 31, 1998 and 1997, respectively. The Company reported Diluted EPS before the extraordinary item of $2.87 for the year ended December 31, 1999 as compared to $2.58 and $2.04 for the years ended December 31, 1998 and 1997, respectively.

     PROFIT MARGINS/SPREADS

     An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds. The following table shows the components of the Company's primary spread at the end of the years 1997 through 1999.

                                    TABLE 47

           Yield on Earning Assets, Cost of Funds, And Primary Spread

                                                 December 31
                                       --------------------------------
                                        1999        1998        1997
                                       --------   ---------   ---------
          Yield on loan portfolio         7.16%       7.32%       7.50%
          Yield on investments            5.88        5.53        6.48
                                       --------   ---------   ---------
          Yield on earning assets         7.15        7.30        7.48
                                       --------   ---------   ---------
          Cost of deposits                4.69        4.67        5.04
          Cost of borrowings              5.77        5.87        5.99
                                       --------   ---------   ---------
          Cost of funds                   5.00        4.96        5.36
                                       --------   ---------   ---------
          Primary spread                  2.15%       2.34%       2.12%
                                       ========   =========   =========

     YIELD ON EARNING ASSETS

     The yield on earning assets decreased in 1999 versus 1998 principally due to a lower yield on the loan portfolio. Although market interest rates rose in 1999, the indexes to which most of the loans in the adjustable rate mortgage portfolio are tied lagged changes in market yields. As a consequence, the yield on the portfolio decreased before increasing in the later part of 1999. In addition, the large volume of originations lowered the yield on the loan portfolio because of the introductory rates offered on new loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     COST OF FUNDS

     Approximately 92% of Golden West's liabilities are subject to repricing in less than one year. Golden West's cost of funds increased during 1999 due to an increase in the cost of deposits, as well as an increase in borrowings as a proportion of interest-costing liabilities. Lower rates on deposit accounts as well as lower rates on borrowings led to a decrease in the Company's cost of funds during 1998.

     INTEREST RATE SWAPS

     The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap activity decreased net interest income by $11 million, $9 million, and $5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

     The table below summarizes the unrealized gains and losses for interest rate swaps at December 31, 1999 and 1998.

                                    TABLE 48

               Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in Thousands)

                                                            December 31, 1999
                                             -------------------------------------------------
                                              Unrealized        Unrealized           Net
                                                 Gains            Losses         Unrealized
                                                                                   (Loss)
                                             --------------    --------------   --------------
                     Interest rate swaps         $   7,109         $   8,986        $  (1,877)
                                             ==============    ==============   ==============

                                                            December 31, 1998
                                             -------------------------------------------------
                                              Unrealized        Unrealized           Net
                                                 Gains            Losses         Unrealized
                                                                                   (Loss)
                                             --------------    --------------   --------------
                     Interest rate swaps          $  8,924         $  45,923       $  (36,999)
                                             ==============    ==============   ==============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

                                    TABLE 49
                           Interest Rate Swap Activity
                         (Notional Amounts in Millions)

                                             Receive         Pay
                                              Fixed         Fixed
                                              Swaps         Swaps
                                           -----------   -----------
         Balance at January 1, 1998           $ 1,679       $ 1,108
             Maturities                        (1,167)         (209)
                                           -----------   -----------
         Balance at December 31, 1998             512           899
             Additions                             80           -0-
             Maturities                          (329)         (172)
                                           -----------   -----------
         Balance at December 31, 1999         $   263       $   727
                                           ===========   ===========

     INTEREST ON LOANS

     Interest on loans was $1.9 billion, $2.3 billion, and $2.4 billion for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 was due to a decrease in the average portfolio balance and a decrease in the average portfolio yield. The decrease in 1998 was due to a decrease in the average portfolio balance which was partially offset by an increase by an increase in the average portfolio yield. The decreases in the average loan portfolio balances during 1999 and 1998 were primarily due to the securitization of loans into FNMA MBS and MBS-REMICs as discussed in " Loans Receivable and Mortgage-Backed Securities" on pages 58 and 59.

     INTEREST ON MBS

     Interest on MBS was $769 million, $498 million, and $282 million for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in 1999 was due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield. The increase in 1998 was due to an increase in the average portfolio balance and an increase in the in the average portfolio yield. The increases in the MBS portfolio during 1999 and 1998 were primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as previously discussed.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was $205 million, $210 million, and $158 million for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 was primarily due to a decrease in the average portfolio yield which was partially offset by an increase in the average portfolio balance. The increase in 1998 was primarily due to an increase in the average portfolio balance which was partially offset by a decrease in the average portfolio yield.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     INTEREST ON DEPOSITS

     The major portion of the Company's deposit base consists of savings accounts with remaining maturities of one year or less and market rate transaction accounts. Thus, the amount of interest paid on these funds depends upon the level of short-term interest rates and the savings and the market rate transaction account balances outstanding. Interest on deposits was $1.3 billion, $1.3 billion, and $1.2 billion for the years ended December 31, 1999, 1998, and 1997, respectively. Interest on deposits in 1999 was comparable to 1998. The increase in interest expense in 1998 was due to the increase in the average balance of deposits partially offset by a decrease in the average cost of deposits.

     INTEREST ON ADVANCES

     Interest paid on FHLB advances was $380 million, $439 million, and $437 million for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in 1999 was due to a decrease in the average cost of these borrowings and a decrease in the average outstanding balance. The slight increase in 1998 was due to an increase in the average cost of these borrowings partially offset by a decrease in the average balance of these borrowings.

     INTEREST ON OTHER BORROWINGS

     Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $192 million, $271 million, and $295 million for the years ended 1999, 1998, and 1997, respectively. The decrease in the expense in 1999 compared with 1998 was due to a decrease in the average balance of these liabilities and a decrease in the average cost. The decrease in the expense in 1998 compared with 1997 was due to an decrease in the average balance of these liabilities and a decrease in the average cost.

     PROVISION FOR (RECOVERY OF) LOAN LOSSES

     The recovery of loan losses was $2 million compared to a provision for loan losses of $11 million and $58 million for the years ended 1999, 1998, and 1997, respectively. The decrease in the provision in 1999 and 1998 reflected the declining nonperforming assets and lower loan losses as a result of the strong California economy and housing market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     NONINTEREST INCOME

     Noninterest income was $143 million, $138 million, and $81 million for the years ended December 31, 1999, 1998, and 1997, respectively. For the year ended December 31, 1999 , noninterest income included gains of $8 million from the sale of four savings offices located in markets with limited growth potential. Noninterest income for the year ended December 31, 1998 included a gain of $13 million from the redemption of preferred stock which was called by the issuer and a gain of $2.5 million from the sale of one savings branch. Without the effects of these one-time gains, noninterest income in 1999 was only slightly higher than 1998. The large increase in noninterest income in 1998 as compared to 1997 was mainly due to greater revenues from mortgage prepayment fees and loan servicing fees, and gains on the sale of more fixed-rate loans in the secondary market.


     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $386 million, $355 million, and $327 million for the years ended 1999, 1998, and 1997, respectively. Expenses increased in 1999 because of normal increases in employee compensation, the expansion of the loan origination organization to take advantage of opportunities to increase mortgage volume, investments in new computers to enhance customer service in the Company's branches, enhancements to data processing systems to take advantage of new technologies, and the completion of the "Year 2000" (Y2K) project that was necessary to resolve the Y2K computer programming problem. The 1998 increase was due to the increase in mortgage activity, the ongoing expansion of the Company's branch system, and the implementation of a variety of technology initiatives including addressing the Y2K computer issue.

     General and administrative expenses as a percentage of average assets was .98% for the year ended December 31, 1999 compared with .90% and .84% for the years ended December 31, 1998, and 1997, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     Taxes as a percentage of earnings before the extraordinary item decreased slightly in 1999 compared with 1998 and in 1998 over 1997. The decrease in the tax rate in 1999 as compared to 1998 was due to a lower overall state tax rate due to the expansion of business in lower taxing states and the tax benefit associated with the donation of land to the Alamo Community College district in San Antonio, Texas.

     EXTRAORDINARY ITEM

     During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments.

     LIQUIDITY AND CAPITAL RESOURCES

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations.
These include federal funds purchased; borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, wholesale certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities, and borrowings from its affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

     The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries ($117 thousand in 1999 and $489 million in 1998), dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses.

     YEAR 2000

     The  Company's  systems   functioned   normally  at  January  1,  2000  and
thereafter.

     COMMON STOCK

     The quarterly price ranges for the Company's common stock during 1999 and 1998 were as follows:

                                    TABLE 50

                            Common Stock Price Range

                                       1999                                1998
                         --------------------------------     ------------------------------
   First Quarter            $29 17/64  -   $34 33/64              $27 7/16  -  $32 55/64
   Second Quarter           $30 41/64  -   $34 61/64             $31 11/16  -  $38 5/64
   Third Quarter            $30 17/64  -   $33 9/16              $25 17/64  -  $36 45/64
   Fourth Quarter             $31 1/4  -   $38 1/64                $24 1/8  -  $32 35/64


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See pages 53 through 56 in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index included on page 83 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

    Name and Age                             Position
    ------------                             --------
    Herbert M. Sandler, 68                   Chairman of the Board
                                             and Chief Executive Officer

    Marion O. Sandler, 69                    Chairman of the Board and
                                             Chief Executive Officer

    James T. Judd, 61                        Senior Executive Vice
                                             President

    Russell W. Kettell, 56                   President and Treasurer (a)

    Michael Roster, 54                       Executive Vice President,
                                             General Counsel and
                                             Secretary (b)

    J. L. Helvey, 68                         Executive Vice President (c)

    Dirk S. Adams, 48                        Executive Vice President (d)

    Carl M. Andersen, 39                     Group Senior Vice President (e)

    William C. Nunan, 48                     Group Senior Vice President (f)

    Maryellen B. Cattani, 56                 Director

    Louis J. Galen, 74                       Director

    Antonia Hernandez, 52                    Director

    Patricia A. King, 57                     Director

    Bernard A. Osher, 72                     Director

    Kenneth T. Rosen, 51                     Director

    Leslie Tang Schilling, 45                Director

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

          (b) Michael Roster was elected Executive Vice President, General Counsel and Secretary in February 2000. Prior thereto, Mr. Roster was General Counsel at Stanford University.

          (c) J. L. Helvey was elected Executive Vice President of the Company in 1996. Prior thereto, Mr. Helvey served as Group Senior Vice President since 1988 and Senior Vice President since 1973.

          (d) Dirk S. Adams was elected Executive Vice President of the Company in 1998. Prior thereto, Mr. Adams served as Group Senior Vice President since 1990.

          (e) Carl M. Andersen was elected Group Senior Vice President in 1999 and Senior Vice President of the Company in 1997. He had held the position of Senior Vice President with WFSB, WSL, and WSSB since 1996. Prior thereto, he served as Vice President of WSL since 1990.

          (f) William C. Nunan was elected Group Senior Vice President in 1999 and Senior Vice President of the Company in 1997. He had held the position of Senior Vice President with WFSB, WSL, and WSSB since 1995. Prior thereto, he served as Vice President of WSL since 1985.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 13, 2000, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 13, 2000, on pages 3 through 5 and 7 through 9 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2, 3, 5 and 6 of Registrant's Proxy Statement dated March 13, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 8 of the Registrant's Proxy Statement dated March 13, 2000, which is incorporated herein by reference.

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

          (3)  Index To Exhibits

               Exhibit No.  Description
               ----------   -----------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

     (a)  (3) Index To Exhibits (continued)

          Exhibit No.    Description
          -----------    -----------
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


                                    GOLDEN WEST FINANCIAL CORPORATION


                                   By:  /s/ Herbert M. Sandler        3/29/2000
                                        ----------------------------------------
                                        Herbert M. Sandler,
                                        Chairman of the Board and
                                        Chief Executive Officer


                                   By:  /s/ Marion O. Sandler         3/29/2000
                                        ----------------------------------------
                                        Marion O. Sandler,
                                        Chairman of the Board and
                                        Chief Executive Officer


                                   By:  /s/ Russell W. Kettell        3/29/2000
                                        ----------------------------------------
                                        Russell W. Kettell,
                                        President and
                                        Chief Financial Officer








Dated:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen B. Cattani    3/29/2000    /s/ Bernard A. Osher     3/29/2000
-------------------------------------    ----------------------------------
Maryellen B. Cattani                     Bernard A. Osher
Director                                 Director

/s/ Louis J. Galen          3/29/2000    /s/ Kenneth T. Rosen     3/29/2000
-------------------------------------    ----------------------------------
Louis J. Galen                           Kenneth T. Rosen
Director                                 Director

/s/ Antonia Hernandez       3/29/2000    /s/ Herbert M. Sandler   3/29/2000
-------------------------------------    ----------------------------------
Antonia Hernandez                        Herbert M. Sandler
Director                                 Director

/s/ Patricia A. King        3/29/2000    /s/ Marion O. Sandler    3/29/2000
-------------------------------------    ----------------------------------
Patricia A. King                         Marion O. Sandler
Director                                 Director

                                         /s/ Leslie Tang Schilling 3/29/2000
                                         ----------------------------------
                                         Leslie Tang Schilling
                                         Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Independent Auditors' Report                                      F-1

Golden West Financial Corporation and Subsidiaries:
     Consolidated Statement of Financial Condition as of
     December 31, 1999, and 1998                                  F-2
     Consolidated Statement of Net Earnings for the years
     ended December 31, 1999, 1998, and 1997                      F-3
     Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1999, 1998, and 1997                F-4
     Consolidated Statement of Cash Flows for the years
     ended December 31, 1999, 1998, and 1997                      F-5, F-6
     Notes to Consolidated Financial Statements                   F-7


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

     We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Oakland, California
January 20, 2000

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                 (Dollars in thousands except per share figures)


                                               ASSETS
                                               ------
                                                                                   December 31
                                                                         --------------------------------
                                                                              1999             1998
                                                                         ---------------   --------------
Cash                                                                        $   333,793     $    250,875
Securities available for sale at fair value
  (cost of $59,585 and $18,788) (Note B)                                        319,444          377,005
Other investments at cost (fair value of $466,086 and
  $422,508) (Note C)                                                            467,156          422,385
Purchased mortgage-backed securities available for sale at
  fair value (cost of $77,796 and $109,083) (Notes D and L)                      79,009          113,585
Purchased mortgage-backed securities held to maturity at cost
  (fair value of  $429,007 and  $588,950) (Notes E, K and L)                    434,711          572,376
Mortgage-backed securities with recourse held to maturity at cost
  (fair value of $10,960,785 and  $9,443,577) (Notes E, K and L)             11,147,901        9,346,004
Loans receivable less allowance for loan losses of
  $232,134 and $244,466 (Notes F and K)                                      27,919,817       25,721,288
Interest earned but uncollected (Note G)                                        175,351          209,328
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note K)                                541,013          780,303
Real estate held for sale or investment (Note H)                                 13,711           45,696
Other assets                                                                    431,806          357,363
Premises and equipment, net (Note I)                                            278,493          272,521
                                                                         ---------------   --------------
                                                                            $42,142,205      $38,468,729
                                                                         ===============   ==============


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
                                                                                   December 31
                                                                         --------------------------------
                                                                              1999             1998
                                                                         ---------------   --------------
Deposits (Note J)                                                          $ 27,714,910     $ 26,219,095
Advances from Federal Home Loan Banks (Note K)                                8,915,218        6,163,472
Securities sold under agreements to repurchase (Note L)                       1,045,176        1,252,469
Accounts payable and accrued expenses (Note F)                                  183,571          468,213
Taxes on income (Note N)                                                        275,526          329,409
                                                                         ---------------   --------------
                                                                             38,134,401       34,432,658

Subordinated notes (Note M)                                                     812,950          911,753

Stockholders' equity (Notes O and Q): Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 161,357,833 and 170,583,372 shares                   16,136            5,686
  Additional paid-in capital                                                    135,555          122,159
  Retained earnings                                                           2,885,346        2,781,925
                                                                         ---------------   --------------
                                                                              3,037,037        2,909,770
  Accumulated other comprehensive income from unrealized gains
     on securities, net of tax $103,255 (1999) and $148,171 (1998)              157,817          214,548
                                                                         ---------------   --------------
          Total Stockholders' Equity                                          3,194,854        3,124,318
                                                                         ---------------   --------------
                                                                           $ 42,142,205     $ 38,468,729
                                                                         ===============   ==============

                See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF NET EARNINGS
                     --------------------------------------
                 (Dollars in thousands except per share figures)

                                                                       Year Ended December 31
                                                          ----------------------------------------------
                                                              1999            1998             1997
                                                          -------------   --------------   -------------
 Interest Income:
   Interest on loans                                        $1,851,790       $2,254,427      $2,392,175
   Interest on mortgage-backed securities                      769,314          498,319         282,499
   Interest and dividends on investments                       204,741          209,807         157,823
                                                          -------------   --------------   -------------
                                                             2,825,845        2,962,553       2,832,497
 Interest Expense:
   Interest on deposits (Note J)                             1,250,364        1,285,343       1,209,646
   Interest on advances                                        380,189          438,660         437,028
   Interest on repurchase agreements                            61,565          112,942         150,557
   Interest on other borrowings                                130,242          158,286         144,771
                                                          -------------   --------------   -------------
                                                             1,822,360        1,995,231       1,942,002
                                                          -------------   --------------   -------------
     Net Interest Income                                     1,003,485          967,322         890,495
 Provision for (recovery of) loan losses                        (2,089)          11,260          57,609
                                                          -------------   --------------   -------------
     Net Interest Income after Provision for
       (Recovery of) Loan Losses                             1,005,574          956,062         832,886
 Noninterest Income:
   Fees                                                         65,456           62,820          45,910
   Gain on the sale of securities,
    mortgage-backed securities, and loans                       22,764           38,784           8,197
   Other                                                        55,082           36,009          27,161
                                                          -------------   --------------   -------------
                                                               143,302          137,613          81,268
 Noninterest Expense:
   General and administrative:
     Personnel                                                 215,483          196,153         180,917
     Occupancy                                                  67,015           62,549          55,508
     Deposit insurance                                           5,358            5,925           7,454
     Advertising                                                11,928           10,412          11,525
     Other                                                      86,363           79,468          71,555
                                                          -------------   --------------   -------------
                                                               386,147          354,507         326,959

 Earnings before Taxes on Income                               762,729          739,168         587,195
 Taxes on income (Note N)                                      282,750          292,077         233,057
                                                          -------------   --------------   -------------
 Earnings before Extraordinary Item                            479,979          447,091         354,138
 Extraordinary item (Note A)                                       -0-          (12,511)            -0-
                                                          -------------   --------------   -------------
 Net Earnings                                                $ 479,979        $ 434,580       $ 354,138
                                                          =============   ==============   =============

 Basic earnings per share before extraordinary item          $    2.90        $    2.60       $    2.07
 Extraordinary item                                               0.00             (.07)           0.00
                                                          -------------   --------------   -------------
 Basic earnings per share (Note P)                           $    2.90        $    2.53       $    2.07
                                                          =============   ==============   =============

 Diluted earnings per share before extraordinary item        $    2.87        $    2.58       $    2.04
 Extraordinary item                                               0.00             (.07)           0.00
                                                          -------------   --------------   -------------
 Diluted earnings per share (Note P)                         $    2.87        $    2.51       $    2.04
                                                          =============   ==============   =============


                See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                 (Dollars in thousands except per share figures)


                                                                         Accumulated
                                               Additional                   Other           Total
                                    Common     Paid-in     Retained     Comprehensive    Stockholders'  Comprehensive
                                    Stock      Capital     Earnings        Income           Equity          Income
                                   ---------   ---------   ----------   --------------   -------------  ---------------
 Balance at January 1, 1997         $ 5,734    $ 67,953    $2,177,098     $    99,692     $ 2,350,477
  Net earnings                          -0-         -0-       354,138             -0-         354,138      $   354,138
  Change in unrealized gains on
    securities available for sale       -0-         -0-          -0-           51,993          51,993           51,993
  Reclassification adjustment for
    gains included in income            -0-         -0-          -0-           (1,948)         (1,948)          (1,948)
                                                                                                        ---------------
    Comprehensive Income                                                                                   $   404,183
                                                                                                        ===============
Common stock issued upon exercise
  of stock options, including tax
  benefits - 1,371,645 shares            46      17,579          -0-              -0-          17,625
Purchase   and    retirement    of
2,193,300
  shares of Company stock (Note O)      (73)        -0-      (48,278)             -0-         (48,351)
Cash dividends on common stock
  ($.152 per share)                     -0-         -0-      (25,903)             -0-         (25,903)
                                   ---------   ---------   ----------   --------------   -------------
Balance at December 31, 1997          5,707      85,532    2,457,055          149,737       2,698,031
  Net earnings                          -0-         -0-      434,580              -0-         434,580      $   434,580
  Change in unrealized gains on
    securities available for sale       -0-         -0-          -0-           72,833          72,833           72,833
  Reclassification adjustment for
    gains included in income            -0-         -0-          -0-           (8,022)         (8,022)          (8,022)
                                                                                                        ---------------
    Comprehensive Income                                                                                   $   499,391
                                                                                                        ===============
Common stock issued upon exercise
  of stock options, including tax
  benefits - 2,382,960 shares            80      36,627          -0-              -0-          36,707
Purchase and retirement of 3,005,100
  shares of Company stock (Note O)     (101)        -0-      (80,222)             -0-         (80,323)
Cash dividends on common stock
  ($.172 per share)                     -0-         -0-      (29,488)             -0-         (29,488)
                                   ---------   ---------   ----------   --------------   -------------
Balance at December 31, 1998          5,686     122,159    2,781,925          214,548       3,124,318
  Net earnings                          -0-         -0-      479,979              -0-         479,979      $   479,979
  Change in unrealized gains on
    securities available for sale       -0-         -0-          -0-          (55,981)        (55,981)         (55,981)
  Reclassification adjustment for
    gains included in income                                                     (750)           (750)            (750)
                                                                                                        ---------------
     Comprehensive Income                                                                                  $   423,248
                                                                                                        ===============
Common stock issued upon exercise
  of stock options, including tax
   benefits -1,508,461 shares            78      24,172          -0-              -0-          24,250
Purchase and retirement of
10,734,000
  shares of Company stock (Note O)     (404)        -0-     (344,655)             -0-        (345,059)
Common stock split effected by
  means of a 200% stock dividend
  (Note O)                           10,776     (10,776)         -0-              -0-              -0-
Cash dividends on common stock
  ($.193 per share)                     -0-         -0-      (31,903)             -0-         (31,903)
                                   ---------   ---------   ----------   --------------   -------------
Balance at December 31, 1999       $ 16,136    $135,555   $2,885,346      $   157,817     $ 3,194,854
                                   =========   =========   ==========   ==============   =============

Note: All shares of common stock shown above reflect the three-for-one split of the Company's common stock which occurred on December 10, 1999.

                See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in thousands)


                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1999             1998             1997
                                                                    -------------    -------------    -------------
Cash Flows From Operating Activities:
  Net earnings                                                         $ 479,979        $ 434,580        $ 354,138
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary item                                                       -0-           21,152              -0-
    Provision for (recovery of) loan losses                               (2,089)          11,260           57,609
    Amortization of loan fees and discounts                              (14,100)         (22,410)         (17,958)
    Depreciation and amortization                                         28,215           25,913           21,270
    Loans originated for sale                                           (793,443)      (1,155,912)        (217,264)
    Sales of loans                                                     1,196,403        1,423,084          208,826
    Decrease in interest earned but uncollected                           33,977            7,595            4,681
    Federal Home Loan Bank stock dividends                               (36,383)         (51,156)         (42,590)
    (Increase) in other assets                                           (76,669)         (99,601)         (12,259)
    Increase (decrease) in accounts payable and accrued expenses        (296,685)          21,888           (5,857)
    Increase (decrease) in taxes on income                                (8,967)          19,532           24,069
    Other, net                                                               717           12,782           (4,504)
                                                                    -------------    -------------    -------------
      Net cash provided by operating activities                          510,955          648,707          370,161

Cash Flows From Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                       (11,878,768)      (7,032,022)      (7,265,709)
    Real estate loans purchased                                           (1,375)          (2,683)          (2,480)
    Other, net                                                          (100,285)        (188,393)         (46,781)
                                                                    -------------    -------------    -------------
                                                                     (11,980,428)      (7,223,098)      (7,314,970)

  Real estate loan principal payments:
    Monthly payments                                                     580,428          648,331          693,134
    Payoffs, net of foreclosures                                       4,366,672        5,552,187        3,093,780
                                                                    -------------    -------------    -------------
                                                                       4,947,100        6,200,518        3,786,914
  Repayments of mortgage-backed securities                             2,759,224        2,093,124          518,224
  Proceeds from sales of real estate                                     109,165          146,202          226,135
  Purchases of securities available for sale                          (6,413,774)        (368,151)          (2,916)
  Sales of securities available for sale                                      19           81,373           11,944
  Matured securities available for sale                                6,381,785          632,284          249,029
  Decrease (increase) in other investments                               (44,771)        (169,737)         826,184
  Purchases of Federal Home Loan Bank stock                                  -0-         (149,662)         (56,239)
  Redemptions of Federal Home Loan Bank stock                            275,673              -0-              -0-
  Additions to premises and equipment                                    (38,063)         (64,143)         (53,834)
                                                                    -------------    -------------    -------------
    Net cash provided by (used in) investing activities               (4,004,070)       1,178,710       (1,809,529)

                See notes to consolidated financial statements.












                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        1999             1998            1997
                                                                    --------------   --------------  --------------
Cash Flows From Financing Activities:
    Net increase in deposits                                            1,495,815        2,109,378       2,009,783
    Additions to Federal Home Loan Bank advances                        4,332,230        8,363,135       2,571,200
    Repayments of Federal Home Loan Bank advances                      (1,580,482)     (10,737,644)     (2,853,217)
    Proceeds from agreements to repurchase securities                   7,826,377        6,555,115       6,385,060
    Repayments of agreements to repurchase securities                  (8,033,670)      (7,636,694)     (5,959,138)
    Repayments of medium-term notes                                           -0-         (110,000)       (480,000)
    Repayments of subordinated notes                                     (100,000)        (200,000)       (215,000)
    Dividends on common stock                                             (31,903)         (29,488)        (25,903)
    Exercise of stock options                                              12,725           17,738           8,456
    Purchase and retirement of Company stock                             (345,059)         (80,323)        (48,351)
                                                                    --------------   --------------  --------------
      Net cash provided by (used in) financing activities               3,576,033       (1,748,783)      1,392,890
                                                                    --------------   --------------  --------------
Net Increase (Decrease) in Cash                                            82,918           78,634         (46,478)
Cash at beginning of period                                               250,875          172,241         218,719
                                                                    --------------   --------------  --------------
Cash at end of period                                                 $   333,793      $   250,875     $   172,241
                                                                    ==============   ==============  ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                          $ 1,814,859      $ 2,018,128     $ 1,948,021
    Income taxes                                                          280,536          248,086         201,306
  Cash received for interest and dividends                              2,859,822        2,970,148       2,837,178
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate                    522,047          228,529             -0-
    Loans transferred to foreclosed real estate                            65,392          112,406         201,304
    Mortgage-backed securities transferred from available for
      sale to held to maturity (at fair value)                                -0-              -0-          30,003
    Loans securitized into mortgage-backed securities with
       recourse held to maturity                                        4,773,615        8,189,190       1,022,455
    Mortgage-backed securities with recourse held to maturity
       desecuritized into adjustable rate mortgages                           -0-              -0-         856,038


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). Intercompany accounts and transactions have been eliminated. The Company's principal operating subsidiaries are World Savings Bank, a federally chartered savings bank (WFSB), World Savings and Loan Association, a federally chartered association (WSL), and World Savings Bank, a state chartered savings bank (WSSB), (collectively, the Insured Subsidiaries). At December 31, 1999, the assets of these subsidiaries were $37.8 billion, $5.1 billion and $3.5 billion, respectively. Certain reclassifications have been made to prior year financial statements to conform to current presentation.

Nature of Operations
--------------------

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 249 savings branches in eight states and 269 loan offices in 29 states, of which 120 loan offices are located in savings branches. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

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

Securities Available for Sale and Other Investments
---------------------------------------------------

     The Office of Thrift Supervision requires insured institutions to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or b) 4% of the prior quarter's ending balance of short-term deposits and borrowings.

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method, which is also known as the level yield method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. Securities available for sale increase the Company's portfolio management flexibility for investments and are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of overnight investments such as Eurodollar time deposits and federal funds, and longer-term investments such as Bank notes, medium-term notes, and collateralized mortgage obligations. These other investments are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                     (Dollars in thousands except per share)


Mortgage-Backed Securities
--------------------------

     The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability to hold these MBS to maturity and because Management intends to hold these securities to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its investment loan portfolio into MBS with recourse and into Real Estate Mortgage Investment Conduits (REMICs) which are held to maturity and available to be used as collateral for borrowings.

Loans Receivable
----------------

     The Company's real estate loan portfolio consists primarily of long-term loans collateralized by first deeds of trust on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans on the security of savings accounts.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

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

Reserve for Losses on Loans Sold with Recourse and Securitized and Retained
---------------------------------------------------------------------------

     The Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because these loans underlying the MBS and MBS-REMICs are similar in all respects to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells certain loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for the reserve for losses on loans sold or securitized and retained is included in accounts payable and accrued expenses.

Mortgage Servicing Rights
-------------------------

     Capitalized Mortgage Servicing Rights (CMSRs) are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment measurement, is determined by using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 1999 and 1998, there was no impairment. The balance of CMSRs is included in "Other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fee income" in the Consolidated Statement of Net Earnings.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


Interest Rate Swaps
-------------------

     The Company utilizes certain derivative financial instruments, primarily various types of interest rate swaps, as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

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

     At December 31, WFSB had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    1999                                                1998
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible      $ 2,514,211      6.64%     $   567,705     1.50%   $  2,163,838      6.77%    $   479,370      1.50%
Core            2,514,211      6.64        1,513,880     4.00       2,163,838      6.77       1,278,319      4.00
Risk-based      2,668,878     11.95        1,786,623     8.00       2,311,286     12.93       1,430,371      8.00


     At December 31, WSL had the following regulatory capital calculated in accordance with FIRREA's capital standards:


                                    1999                                                1998
             --------------------------------------------------- ---------------------------------------------------
                      ACTUAL                   REQUIRED                   ACTUAL                   REQUIRED
             ------------------------- ------------------------- ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio       Capital       Ratio       Capital       Ratio
             -------------  --------   -------------- --------   -------------  --------   -------------  --------
Tangible       $  382,972      7.86%     $    73,120     1.50%    $   473,523      7.25%    $    97,909      1.50%
Core              382,972      7.86          194,986     4.00         473,523      7.25         261,091      4.00
Risk-based        413,636     15.47          213,950     8.00         617,654     16.24         304,286      8.00

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


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

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. WFSB and WSL are both regulated by the OTS. As of December 31, 1999, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

     The  table  below  shows  that  WFSB's  regulatory   capital  exceeded  the
well-capitalized classification at December 31, 1999 and 1998.

                                      1999                                               1998
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL-CAPITALIZED               ACTUAL               WELL-CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Leverage           $2,514,211     6.64%    $ 1,892,349    5.00%     $ 2,163,838     6.77%    $  1,597,898     5.00%
Tier 1 risk-based   2,514,211    11.26       1,339,967    6.00        2,163,838    12.10        1,072,778     6.00
Total risk-based    2,668,878    11.95       2,233,279   10.00        2,311,286    12.93        1,787,964    10.00

     The  table  below  shows  that  WSL's   regulatory   capital  exceeded  the
well-capitalized classification at December 31, 1999 and 1998.


                                      1999                                               1998
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL             WELL-CAPITALIZED               ACTUAL               WELL-CAPITALIZED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Leverage           $ 382,972     7.86%     $  243,732    5.00%      $  473,523     7.25%     $   326,364     5.00%
Tier 1 risk-based    382,972    14.32         160,462    6.00          473,523    12.45          228,214     6.00
Total risk-based     413,636    15.47         267,437   10.00          617,654    16.24          380,357    10.00

         WSSB is a state chartered savings bank regulated by the FDIC. At December 31, WSSB had the following regulatory capital calculated in accordance with FDIC's capital standards:

                                      1999                                               1998
                 -----------------------------------------------   -------------------------------------------------
                         ACTUAL                 REQUIRED                   ACTUAL                   REQUIRED
                 -----------------------  ----------------------    ----------------------   -----------------------
                   Capital      Ratio       Capital      Ratio       Capital      Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------    -----------  ---------   ------------  ---------
Tier 1 leverage    $ 202,846     5.66%      $ 107,593    3.00%       $ 186,411     5.26%      $  106,220     3.00%
Tier 1 risk-based    202,846    26.90          30,161    4.00          186,411    25.12           29,686     4.00
Total risk-based     203,087    26.93          60,322    8.00          186,647    25.15           59,372     8.00

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


Retained Earnings
-----------------

     Because they are subsidiaries of a savings and loan holding company, WFSB and WSL must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WFSB and WSL may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WFSB or WSL to no longer be adequately capitalized, require specific OTS approval.

     At December 31, 1999, $1.0 billion of the Insured Subsidiaries' retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WFSB and WSL.

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

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS 133 had been adopted at December 31, 1999, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

NOTE  B - Securities Available for Sale
         The following is a summary of securities available for sale:
                                                                          December 31, 1999
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
U.S. Treasury and government agency obligations          $   5,354      $     990       $    -0-      $   6,344
Collateralized mortgage obligations                            848            -0-             61            787
Equity securities                                            5,530        258,961            -0-        264,491
Certificate of deposit                                       4,998            -0-              2          4,996
Commercial paper                                            19,822            -0-              4         19,818
Medium-term notes                                           23,033            -0-             25         23,008
                                                       ------------   ------------   ------------  -------------
                                                         $  59,585      $ 259,951       $     92      $ 319,444
                                                       ============   ============   ============  =============

                                                                         December 31, 1998
                                                     ----------------------------------------------------------
                                                       Amortized      Unrealized    Unrealized        Fair
                                                          Cost          Gains         Losses          Value
                                                      -------------  -------------  ------------   ------------
U.S. Treasury and government agency obligations          $   5,291      $     523       $    -0-      $   5,814
Collateralized mortgage obligations                          7,948              6            190          7,764
Equity securities                                            5,549        357,878            -0-        363,427
                                                      -------------  -------------  ------------   ------------
                                                         $  18,788      $ 358,407       $    190      $ 377,005
                                                      =============  =============  ============   ============

     The weighted average portfolio yields on securities available for sale were 12.78% and 19.21% at December 31, 1999 and 1998, respectively. Principal proceeds from the sales of securities from the securities available for sale portfolio were $1,269 (1999), $94,846 (1998), and $14,937 (1997) and resulted in realized gains of $1,250 (1999),  $13,480 (1998), and $3,039 (1997) and realized losses of $-0- (1999), $7 (1998), and $46 (1997).

     At December 31, 1999, the securities available for sale had maturities as follows:

                                                    Amortized          Fair
          Maturity                                    Cost             Value
          ------------------------------------    --------------   -------------
          No maturity                                 $   9,887      $   269,816
          2000                                           47,872           47,841
          2001 through 2004                                 -0-              -0-
          2005 through 2009                               1,579            1,559
          2010 and thereafter                               247              228
                                                  --------------  --------------
                                                      $  59,585      $   319,444
                                                  ==============   =============

NOTE  C - Other Investments

         The following is a summary of other investments:

                                                                          December 31, 1999
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
Overnight Investments:
  Federal funds                                          $  88,510       $    -0-       $    -0-      $  88,510
  Eurodollar time deposits                                 197,000            -0-            -0-        197,000
Longer-Term Investments:
  Bank notes                                                25,000            -0-            109         24,891
  Collateralized mortgage obligations                      114,637            -0-            905        113,732
  Medium-term notes                                         42,009            -0-             56         41,953
                                                       ------------   ------------   ------------  -------------
                                                         $ 467,156       $    -0-       $  1,070      $ 466,086
                                                       ============   ============   ============  =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

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
                                                       ============   ============   ============  =============

     The weighted average portfolio yields on other investments were 5.00% and 4.92% at December 31, 1999 and 1998, respectively. There were no sales of other investments during 1999, 1998, or 1997.

         At December 31, 1999, the other investments portfolio had maturities as follows:

                                                    Amortized          Fair
          Maturity                                    Cost             Value
          ------------------------------------    --------------   --------------
          2000                                       $  352,519       $  352,354
          2001 through 2004                              12,088           11,936
          2005 through 2009                              33,983           33,665
          2010 and thereafter                            68,566           68,131
                                                  --------------  --------------
                                                     $  467,156       $  466,086
                                                  ==============   =============

NOTE  D - Purchased Mortgage-Backed Securities Available for Sale

     Purchased mortgage-backed securities available for sale are summarized as follows:

                                           December 31, 1999
                      -------------------------------------------------------------
                       Amortized       Unrealized      Unrealized        Fair
                          Cost           Gains           Losses          Value
                      -------------   -------------   -------------  --------------
         FNMA            $  34,185        $    596        $    474       $  34,307
         FHLMC              24,651             400              71          24,980
         GNMA               18,918             795              31          19,682
         Other                  42             -0-               2              40
                      -------------   -------------   -------------  --------------
                         $  77,796       $   1,791        $    578       $  79,009
                      =============   =============   =============  ==============

                                           December 31, 1998
                      -------------------------------------------------------------
                       Amortized       Unrealized      Unrealized        Fair
                          Cost           Gains           Losses          Value
                      -------------   -------------   -------------  --------------
         FNMA            $  42,958       $   1,168         $    23       $  44,103
         FHLMC              39,234           1,536              47          40,723
         GNMA               26,833           1,882              11          28,704
         Other                  58             -0-               3              55
                      -------------   -------------   -------------  --------------
                         $ 109,083       $   4,586         $    84       $ 113,585
                      =============   =============   =============  ==============

     The weighted average portfolio yields on mortgage-backed securities available for sale were 8.95% and 9.15% at December 31, 1999, and 1998, respectively. There were no sales of securities from the mortgage-backed securities available for sale portfolio in 1999, 1998, or 1997.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

     At December 31, 1999, purchased mortgage-backed securities available for sale had contractual maturities as follows:

                                       Amortized           Fair
         Maturity                        Cost              Value
         --------------------------  --------------    --------------
         2000 through 2004              $      233        $      231
         2005 through 2009                   3,176             3,221
         2010 and thereafter                74,387            75,557
                                     --------------    --------------
                                        $   77,796        $   79,009
                                     ==============    ==============

NOTE  E - Mortgage-Backed Securities Held to Maturity
          Mortgage-backed securities held to maturity are summarized as follows:

                                                                  December 31, 1999
                                             -------------------------------------------------------------
                                               Amortized      Unrealized      Unrealized         Fair
                                                 Cost           Gains           Losses          Value
                                             --------------  -------------   -------------   -------------
       Purchased MBS held to maturity
       ------------------------------------
       FNMA                                   $    380,291     $    1,351       $  10,542    $    371,100
       FHLMC                                        27,886          2,137             -0-          30,023
       GNMA                                         26,534          1,350             -0-          27,884
                                             --------------  -------------   -------------   -------------
         Subtotal                                  434,711          4,838          10,542         429,007

       MBS with recourse held to maturity
       ------------------------------------
       FNMA                                      3,910,417            -0-          51,321       3,859,096
       REMIC                                     7,237,484         10,103         145,898       7,101,689
                                             --------------  -------------   -------------   -------------
         Subtotal                               11,147,901         10,103         197,219      10,960,785
                                             --------------  -------------   -------------   -------------
         Total                                $ 11,582,612     $   14,941       $ 207,761    $ 11,389,792
                                             ==============  =============   =============   =============

                                                                  December 31, 1998
                                             -------------------------------------------------------------
                                               Amortized      Unrealized      Unrealized         Fair
                                                 Cost           Gains           Losses          Value
                                             --------------  -------------   -------------   -------------
       Purchased MBS held to maturity
       ------------------------------------
       FNMA                                   $    493,466     $   10,761        $    -0-     $   504,227
       FHLMC                                        41,107          3,218             -0-          44,325
       GNMA                                         37,803          2,595             -0-          40,398
                                             --------------  -------------   -------------   -------------
         Subtotal                                  572,376         16,574             -0-         588,950
       MBS with recourse held to maturity
       ------------------------------------
       FNMA                                      3,884,347         70,997             -0-       3,955,344
       REMIC                                     5,461,657         26,576             -0-       5,488,233
                                             --------------  -------------   -------------   -------------
         Subtotal                                9,346,004         97,573             -0-       9,443,577
                                             --------------  -------------   -------------   -------------
         Total                                $  9,918,380      $ 114,147        $    -0-     $10,032,527
                                             ==============  =============   =============   =============

     The weighted average portfolio yields on mortgage-backed securities held to maturity were 7.13% and 7.18% at December 31, 1999 and 1998, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 1999, 1998, or 1997.

     At December 31, 1999, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                   Amortized           Fair
         Maturity                                    Cost              Value
         -------------------------------------   --------------    --------------
         2005 through 2009                         $       310       $       319
         2010 and thereafter                        11,582,302        11,389,473
                                                 --------------    --------------
                                                   $11,582,612       $11,389,792
                                                 ==============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

NOTE  F - Loans Receivable

                                                                                     December 31
                                                                           --------------------------------
                                                                               1999              1998
                                                                           --------------    --------------
         Loans collateralized primarily by first deeds of trust:
           One- to four-family dwelling units                                $26,041,066       $21,639,015
           Over four-family dwelling units                                     1,979,199         4,260,631
           Commercial property                                                    49,149            65,865
           Land                                                                      612               798
                                                                           --------------    --------------
                                                                              28,070,026        25,966,309
         Loans on savings accounts                                                20,107            25,279
                                                                           --------------    --------------
                                                                              28,090,133        25,991,588
         Less:
           Undisbursed loan funds                                                  5,022             3,080
           Unearned fees (deferred costs) and discounts                          (66,840)           17,629
           Unamortized discount arising from acquisitions                            -0-             5,125
           Allowance for loan losses                                             232,134           244,466
                                                                           --------------    --------------
                                                                             $27,919,817       $25,721,288
                                                                           ==============    ==============

     In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 1999 and 1998, the amount of loans sold with servicing retained by the Company was $3,093,642 and $2,469,776, respectively.

     During 1997, the Company desecuritized $856 million of MBS with recourse into adjustable rate mortgages which had a balance of $585 million at December 31, 1999. These adjustable rate mortgages have been separately identified as "held to maturity" and it is the Company's intention to hold them to maturity.

     At December 31, 1999 and 1998, the Company had $88 million and $135 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market. At December 31, 1999 and 1998, the balance outstanding of loans sold with recourse amounted to $2.1 billion and $1.4 billion, respectively.

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following is a summary of capitalized mortgage servicing rights:

                                                                            Year Ended December 31
                                                                          ---------------------------
                                                                              1999           1998
                                                                           -----------    -----------
         Balance at January 1                                               $  28,635       $ 11,116
         New capitalized mortgage servicing rights from loan sales             20,556         22,680
         Amortization of capitalized mortgage servicing rights                (11,896)        (5,161)
                                                                           -----------    -----------
         Balance at December 31                                             $  37,295       $ 28,635
                                                                           ===========    ===========

     A summary of the changes in the allowance for loan losses is as follows:

                                                                             Year Ended December 31
                                                                   --------------------------------------------
                                                                       1999           1998            1997
                                                                    ------------   ------------   -------------
         Balance at January 1                                         $ 244,466      $ 233,280       $ 195,702
         Provision for (recovery of) loan losses
             charged to expense                                          (2,089)        11,260          57,609
         Transfer of allowance to reserve for losses on loans
             sold or securitized and retained                           (12,043)          -0-             -0-
         Less loans charged off                                             -0-         (1,387)        (20,818)
         Recoveries                                                       1,800          1,313             787
                                                                    ------------   ------------   -------------
         Balance at December 31                                       $ 232,134      $ 244,466       $ 233,280
                                                                    ============   ============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

         A summary of the changes in the reserve for losses on loans sold or securitized and retained, included in "Accounts payable and accrued expenses," is as follows:

                                                                         Year Ended December 31
                                                               -------------------------------------------
                                                                  1999           1998            1997
                                                               ------------   ------------   -------------
         Balance at January 1                                    $   2,256       $    886         $   602
         Initial recourse liability recognized at time of sale       1,273          1,370             284
         Net transfers from allowance for loan losses               12,043            -0-             -0-
                                                               ------------   ------------   -------------
         Balance at December 31                                  $  15,572       $  2,256         $   886
                                                               ============   ============   =============

         The following is a summary of impaired loans:

                                                                           December 31
                                                                    -----------------------------
                                                                        1999            1998
                                                                     ------------    ------------
         Nonperforming loans                                           $ 225,409       $ 262,332
         Troubled debt restructured                                       10,542          22,774
         Other impaired loans                                             60,177          70,621
                                                                     ------------    ------------
                                                                       $ 296,128       $ 355,727
                                                                     ============    ============

     The portion of the allowance for loan losses that was specifically provided for impaired loans was $9,443 and $18,409 at December 31, 1999 and 1998, respectively. The average recorded investment in total impaired loans was $328,029 and $394,938 during 1999 and 1998, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 1999, 1998, and 1997 on the total of impaired loans at each yearend was $13,912 (1999), $17,265 (1998), and $20,064 (1997).

NOTE  G - Interest Earned But Uncollected

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1999               1998
                                                                          --------------     --------------
         Loans receivable                                                    $   89,629         $   96,065
         Mortgage-backed securities                                              70,120             81,051
         Interest rate swaps                                                      3,911             20,398
         Other                                                                   11,691             11,814
                                                                          --------------     --------------
                                                                             $  175,351         $  209,328
                                                                          ==============     ==============


NOTE  H - Real Estate Held for Sale or Investment

                                                                                    December 31
                                                                          ---------------------------------
                                                                              1999               1998
                                                                          --------------     --------------
         Real estate acquired through foreclosure of loans, net of
           valuation allowance                                                $  10,840          $  42,572
         Real estate in judgement, net of valuation allowance                        69                 74
         Real estate held for investment, net of valuation allowance              2,802              3,050
                                                                          --------------     --------------
                                                                              $  13,711          $  45,696
                                                                          ==============     ==============


NOTE  I - Premises and Equipment

                                                                                   December 31
                                                                          -------------------------------
                                                                              1999             1998
                                                                          --------------   --------------
         Land                                                                $   71,869       $   69,319
         Building and leasehold improvements                                    199,997          187,216
         Furniture, fixtures, and equipment                                     190,749          185,827
                                                                          --------------   --------------
                                                                                462,615          442,362
         Accumulated depreciation and amortization                              184,122          169,841
                                                                          --------------   --------------
                                                                             $  278,493       $  272,521
                                                                          ==============   ==============


     Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

     The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 1999, and which expire between 2000 and 2064, amounted to approximately $197,963. The approximate minimum payments during the five years ending 2004 are $19,896 (2000), $18,173 (2001), $16,721 (2002),
$14,712 (2003), and $12,267 (2004). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $22,233 (1999), $20,350 (1998), and $19,531
(1997).

NOTE  J - Deposits

                                                                             December 31
                                                       --------------------------------------------------------
                                                                  1999                         1998
                                                       ---------------------------  ---------------------------
                                                         Rate*         Amount         Rate*         Amount
                                                        --------    --------------   --------------------------
         Deposits by rate:
           Interest-bearing checking accounts              3.06%      $   128,677        2.06%      $  102,874
           Interest-bearing checking accounts swept
              into money market deposit accounts           3.50         3,206,240        3.46        2,706,811
           Passbook accounts                               1.77           484,132        1.85          514,265
           Money market deposit accounts                   4.32         5,869,963        4.40        5,825,450
           Term certificate accounts with original
             maturities of:
             4 weeks to 1 year                             5.11         8,554,573        4.70        5,893,772
             1 to 2 years                                  4.99         5,947,712        5.19        7,717,692
             2 to 3 years                                  5.26         1,349,180        5.39        1,417,606
             3 to 4 years                                  5.29           368,540        5.29          368,615
             4 years and over                              5.58           582,275        5.67        1,150,056
           Retail jumbo CDs                                4.98           623,286        4.96          521,478
           Wholesale CDs                                   5.82           600,000        0.00              -0-
           All other                                       7.23               332        7.14              476
                                                                    --------------               --------------
                                                                      $27,714,910                  $26,219,095
                                                                    ==============               ==============

     * Weighted average interest rate including the impact of interest rate swaps.

                                                                             December 31
                                                                 ------------------------------------
                                                                      1999                 1998
                                                                  --------------       --------------
         Deposits by remaining maturity at yearend:
             No contractual maturity                                $ 9,689,012          $ 9,149,400
             Maturity within one year                                15,950,523           15,299,079
             1 to 5 years                                             2,046,256            1,767,564
             Over 5 years                                                29,119                3,052
                                                                  --------------       --------------
                                                                    $27,714,910          $26,219,095
                                                                  ==============       ==============

     At December 31, the weighted average cost of deposits was 4.69% (1999) and 4.67% (1998).

     Interest expense on deposits is summarized as follows:

                                                                          Year Ended December 31
                                                             -------------------------------------------------
                                                                 1999              1998             1997
                                                             --------------   ---------------   --------------
         Interest-bearing checking accounts                    $     2,433       $     1,184      $     1,100
         Passbook accounts                                          11,761            14,027           15,989
         Money market deposit accounts                             376,352           257,145           70,810
         Term certificate accounts                                 859,818         1,012,987        1,121,747
                                                             --------------   ---------------   --------------
                                                               $ 1,250,364       $ 1,285,343      $ 1,209,646
                                                             ==============   ===============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


NOTE  K - Advances from Federal Home Loan Banks

     Advances are secured by pledges of $13,530,725 of certain loans and MBS-REMIC principal, capital stock of the Federal Home Loan Banks, and other MBS with a market value of $441,051, and these borrowings have maturities and interest rates as follows:

                            December 31, 1999
         --------------------------------------------------------

                                                     Stated
         Maturity                     Amount          Rate
         -------------------       --------------   ----------
         2000                        $ 2,344,443         5.56%
         2001                          2,526,428         5.78
         2002                            740,419         6.09
         2003                          2,111,286         5.43
         2004                             21,600         6.58
         2005 and thereafter           1,171,042         5.57
                                   --------------
                                     $ 8,915,218
                                   ==============


                                          December 31, 1998
         ----------------------------------------------------------------------------------
                                     Receive
                                                     Stated        Fixed         Adjusted
         Maturity                     Amount          Rate         Swaps          Rate*
         -----------------------   -------------   -----------   -----------    -----------
         1999                       $    29,039          6.76%                        6.76%
         2000                         1,591,070          5.74                         5.74
         2001                         1,023,403          5.74                         5.74
         2002                           237,707          5.60                         5.60
         2003                         2,108,855          5.59          (.05)%         5.54
         2004 and thereafter          1,173,398          5.72                         5.72
                                   -------------
                                    $ 6,163,472
                                   =============


     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December  31, the  weighted  average  adjusted  interest  rate was 5.64%
(1999)  and 5.67%  (1998).  These  borrowings  averaged  $6,943,505  (1999)  and
$7,389,038 (1998) and the maximum outstanding at any monthend was $8,915,218(1999) and $8,625,262 (1998).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


NOTE  L - Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $1,120,661 and $1,257,627 at December 31, 1999 and 1998, respectively.

                           December 31, 1999
         ----------------------------------------------------

                                                     Stated
         Maturity                      Amount         Rate
         ------------------------   -------------   ---------
         2000                        $ 1,001,133        5.43%
         2001                             44,043        6.15
                                    -------------
                                     $ 1,045,176
                                    =============


                                           December 31, 1998
         ------------------------------------------------------------------------------------

                                     Receive
                              Stated Fixed Adjusted
         Maturity                      Amount         Rate        Swaps          Rate*
         ------------------------   -------------   ---------   -----------   ------------
         1999                        $   585,401        5.09%        (.03)%          5.06
         2000                            600,000        5.72                         5.72
         2001                             67,068        5.48                         5.48
                                    -------------
                                     $ 1,252,469
                                    =============

     *Weighted average interest rate adjusted for impact of interest rate swaps.

     At December 31, these liabilities had a weighted average adjusted interest rate of 5.46% (1999) and 5.39% (1998). These borrowings averaged $909,329 (1999)
and $1,877,396 (1998) and the weighted average interest rate on these averages was 5.22% for 1999 and 5.67% for 1998. The maximum outstanding at any monthend was $1,291,128 (1999) and $2,447,124 (1998). At the end of 1999 and 1998, all of
the agreements to repurchase with brokers/dealers were to reacquire the same securities.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


NOTE  M - Subordinated Notes

                                                                        December 31
                                                               -------------------------------
                                                                   1999             1998
                                                               --------------   --------------
         Parent:
           Subordinated notes, unsecured, due from
            2000 to 2003, at coupon rates of 6.00%
            to 10.25%, net of unamortized discount
            of $2,050 (1999) and $3,065 (1998)                    $  812,950       $  811,935

         WSL:
           Subordinated note, unsecured,  due July 1,
            2000, callable on April 1, 1999,
            at a coupon rate of 9.90%,
            net of unamortized discount
             $182 (1998)                                                 -0-           99,818
                                                               --------------   --------------
                                                                  $  812,950       $  911,753
                                                               ==============   ==============


     At December 31, subordinated notes had a weighted average interest rate of 7.63% (1999) and 7.90% (1998). In 1999, WSL exercised its right to call the subordinated note due July 1, 2000. At December 31, 1999, subordinated notes had maturities and interest rates as follows:

          Maturity           Rate*          Amount
          ---------------- ----------    --------------
          2000                  8.88%       $  214,881
          2002                  7.71           398,737
          2003                  6.11           199,332
                                         --------------
                                            $  812,950
                                         ==============

         *Weighted average interest rate.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

NOTE  N - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.

                                                  Year Ended December 31
                                      -----------------------------------------------
                                          1999            1998             1997
                                      --------------  --------------   --------------
         Federal income tax:
           Current                       $  228,292      $  225,271       $  181,304
           Deferred                          19,153           6,052            3,193
         State tax:
           Current                           30,689          55,627           46,678
           Deferred                           4,616           5,127            1,882
                                      --------------  --------------   --------------
                                         $  282,750      $  292,077       $  233,057
                                      ==============  ==============   ==============


         The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are as follows:


                                                  December 31
                                         ------------------------------
                                             1999            1998
                                         --------------  --------------
         Federal income tax                 $  185,043      $  197,659
         State tax                              53,882          74,454


         The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                         December 31
                                                              -----------------------------------
                                                                    1999               1998
                                                               ---------------    ---------------
         Deferred tax liabilities:
           Unrealized gains on debt and equity securities         $   103,254        $   148,171
           FHLB stock dividends                                       101,675            108,212
           Loan fees and interest income                              118,987             92,874
           Bad debt reserve                                            20,662             25,957
           Depreciation                                                16,435             16,162
           Other deferred tax liabilities                                  27              5,691
                                                               ---------------    ---------------

         Gross deferred tax liabilities                               361,040            397,067

         Deferred tax assets:
           Provision for losses on loans                               93,509             93,737
           State taxes                                                 16,626             21,092
           Other deferred tax assets                                   11,980             10,125
                                                               ---------------    ---------------

         Gross deferred tax assets                                    122,115            124,954
                                                               ---------------    ---------------

         Net deferred tax liability                                $  238,925         $  272,113
                                                               ===============    ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


     A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                           Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       1999                         1998                         1997
                             --------------------------   --------------------------   --------------------------
                                              Percent                      Percent                      Percent
                                                of                           of                           of
                                              Pretax                       Pretax                       Pretax
                               Amount         Income         Amount        Income         Amount        Income
                              -----------   -----------    -----------   -----------    -----------   -----------
Computed standard
  corporate tax expense        $  266,955        35.0%    $   258,709         35.0%     $ 205,518           35.0%

Increases (reductions) in
  taxes resulting from:
  State tax, net of federal
    income tax benefit             33,877         4.5          42,504          5.7         33,564            5.7
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (8,953)        (1.2)        (7,754)         (1.0)         (4,163)           (.7)
  Other                           (9,129)        (1.2)        (1,382)          (.2)         (1,862)           (.3)
                              -----------   -----------    -----------   -----------    -----------   -----------
                               $ 282,750         37.1%    $  292,077          39.5%      $ 233,057           39.7%
                              ===========   ===========    ===========   ===========    ===========   ===========

     In accordance with Financial Accounting Standards Board Pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSL that arose in tax years that began prior to December 31, 1987. At December 31, 1999 and 1998, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 1999 and 1998, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSL, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE  O - Stockholders' Equity

     The Company's Board of Directors, through four separate actions beginning in 1993, authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of December 31, 1999, 39,223,848 of such shares had been repurchased and retired at a cost of $806 million since October 28, 1993. During 1999, 10,734,000 of the shares were purchased and retired at a cost of $345 million.

     In November 1999, the Company's Board of Directors authorized a three-for-one stock split of the outstanding common stock of the Company by declaring a 200 percent stock dividend. The stock split became effective on December 10, 1999. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts have been restated to reflect the stock split, except where otherwise noted.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

NOTE  P - Earnings Per Share

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

     The following is a summary of the calculation of basic and diluted EPS:

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            1999              1998             1997
                                                        --------------    --------------   --------------

 Earnings before extraordinary item                      $    479,979      $    447,091     $    354,138
 Extraordinary item                                               -0-           (12,511)             -0-
                                                        --------------    --------------   --------------
 Net earnings                                            $    479,979           434,580     $    354,138
                                                        ==============    ==============   ==============

 Weighted average shares                                  165,767,526       171,731,268      170,821,482
   Add:  Options outstanding at yearend                     5,650,829         5,086,890        6,629,250
   Less:  Shares assumed purchased back with
          proceeds from the exercise of options             4,466,889         3,356,223        4,132,437
                                                        --------------    --------------   --------------
 Diluted average shares outstanding                       166,951,466       173,461,935      173,318,295
                                                        ==============    ==============   ==============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before
   extraordinary item                                    $       2.90      $       2.60      $     2.07
 Extraordinary item                                              0.00             (0.07)           0.00
                                                        --------------    --------------   --------------
 Basic earnings per share                                $       2.90      $       2.53      $     2.07
                                                        ==============    ==============   ==============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before
   extraordinary item                                    $       2.87      $       2.58      $     2.04
 Extraordinary item                                              0.00             (0.07)           0.00
                                                        --------------    --------------   --------------
 Diluted earnings per share                              $       2.87      $       2.51      $     2.04
                                                        ==============    ==============   ==============



               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)

NOTE  Q - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 21 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available for option amounted to 5,348,250 (1999), 7,420,650 (1998), and 8,261,250 (1997). Outstanding options at December 31, 1999, were held by 418 employees and had expiration dates ranging from November 1, 2000, to December 6, 2009.

     The following table sets forth the range of exercise prices on outstanding options at December 31, 1999:

                                            Weighted             Weighted
                                             Average              Average
     Range of            Number of          Exercise             Remaining
  Exercise Price          Options             Price          Contractual Life
-------------------    --------------   ------------------   ------------------
      $6.17                  227,000               $ 6.17        0.9 year
 $11.50 - $15.33           1,859,979                12.97        3.9 years
 $17.42 - $21.67             640,950                17.70        6.2 years
 $27.60 - $30.83           1,723,950                29.31        8.7 years
 $31.58 - $34.35           1,198,950                31.60        9.7 years
                       --------------
                           5,650,829

     All of the options in the range from $6.17 to $21.67 are exercisable. Of the options in the range from $27.60 to $30.83, 9,000 are exercisable. None of the options in the range $31.58 to $34.35 are exercisable.

     A summary of the transactions of the stock option plan follows:

                                                                                    Average
                                                                                   Exercise
                                                                                   Price per
                                                                   Shares            Share
                                                                -------------     ------------
         Outstanding, January 1, 1997                              8,022,645        $   9.50
           Granted                                                     9,000        $  30.67
           Exercised                                              (1,371,645)       $   6.17
           Canceled                                                  (30,750)       $  14.54
                                                                -------------     ------------
         Outstanding, December 31, 1997                            6,629,250        $  10.20
           Granted                                                   863,550        $  27.62
           Exercised                                              (2,382,960)       $   7.44
           Canceled                                                  (22,950)       $  27.60
                                                                -------------     ------------
         Outstanding, December 31, 1998                            5,086,890        $  14.37
           Granted                                                 2,177,850        $  31.27
           Exercised                                              (1,508,461)       $   8.44
           Canceled                                                 (105,450)       $  30.37
                                                                -------------     ------------
         Outstanding, December 31, 1999                            5,650,829        $  22.17
                                                                =============     ============

     At December 31, options exercisable amounted to 2,736,929 (1999), 4,237,290
(1998), and 6,098,250 (1997).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


     The weighted-average fair value per share of options granted during 1999 was $9.93 per share, $7.77 per share for those granted during 1998, and $9.03 per share for those granted during 1997. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; dividend yield of 0.9% (1999 and 1998) and 0.7% (1997); expected volatility of 23% (1999), 24%
(1998) and 21% (1997); expected lives of 5.3 years for all years; and risk-free interest rates of 6.28% (1999), 4.54% (1998) and 5.71% (1997). During the
initial phase-in period, the effects of applying SFAS 123 may not be representative of the effects on reported net income for future years because options vest over several years and additional awards can be made each year.

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

                                          Year Ended December 31
                                 -----------------------------------------
                                    1999           1998           1997
                                 -----------    -----------    -----------
Net income
  As reported                     $ 479,979      $ 434,580      $ 354,138
  Pro forma                         477,235        432,661        352,773
Basic earnings per share
  As reported                     $    2.90      $    2.53      $    2.07
  Pro forma                            2.88           2.52           2.07
Diluted earning per share
  As reported                     $    2.87      $    2.51      $    2.04
  Pro forma                            2.86           2.49           2.03


NOTE R - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

     As of December 31, 1999, the balance of the Company's loans receivable and MBS with recourse held to maturity was $39 billion. Of that $39 billion balance, 32% were Northern California loans, 32% were Southern California loans, 5% were Florida loans, 4% were Texas loans, 3% were New Jersey loans, 3% were Illinois loans, 3% were Washington loans, 3% were Colorado loans, and 2% were Arizona loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

     In order to reduce its exposure to fluctuations in interest rates, the Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, and loans; and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank of San Francisco and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company initially has not required collateral or other security to support these financial instruments because of the creditworthiness of the counterparties.

     Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 1999 and 1998, was $594 million and $408 million, respectively. Most of these commitments were for adjustable rate mortgages.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


     The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 1999 or 1998.

     Interest rate swaps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the other parties.


NOTE  S - Interest Rate Swaps

     The Company has entered into interest rate swap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The possible inability of counterparties to satisfy the terms of these contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and receive amounts on each transaction. Net differences of that amount are generally settled quarterly. The Company has not experienced any credit losses from interest rate swaps.

     The information presented below is based on interest rates at December 31, 1999. To the extent that rates change, variable interest rate information will change.

     The following table illustrates the maturities and weighted average rates as of December 31, 1999 for interest rate swaps held by the Company by product type.

                                 Maturities of December 31, 1999 Interest Rate Swaps
----------------------------------------------------------------------------------------------------------------------
                                                              Maturity
                                   ---------------------------------------------------------------       Balance at
                                     2000          2001         2002         2003         2004+      December 31, 1999
                                   ----------   -----------  -----------  -----------   ----------   -----------------
Receive fixed generic swaps:
  Notional amount                   $ 45,901     $ 114,401    $  11,500    $  91,300    $     -0-        $ 263,102
  Weighted average receive rate        6.73%         6.35%        6.52%        6.39%        0.00%            6.44%
  Weighted average pay rate            6.20%         6.24%        6.21%        6.31%        0.00%            6.26%

Pay fixed generic swaps:
  Notional amount                   $ 10,000     $  96,495    $ 305,000    $ 212,000    $ 103,600        $ 727,095
  Weighted average receive rate        6.03%         6.10%        6.12%        6.11%        6.21%            6.12%
  Weighted average pay rate            6.08%         8.13%        7.54%        6.26%        6.65%            7.10%

                                   ----------   -----------  -----------  -----------   ----------     ------------
Total notional value                $ 55,901     $ 210,896    $ 316,500    $ 303,300    $ 103,600        $ 990,197
                                   ==========   ===========  ===========  ===========   ==========     ============

Total weighted average rate on swaps:
  Receive rate                         6.61%         6.23%        6.13%        6.19%        6.21%            6.21%
                                   ==========   ===========  ===========  ===========   ==========     ============
  Pay rate                             6.18%         7.11%        7.49%        6.27%        6.65%            6.87%
                                   ==========   ===========  ===========  ===========   ==========     ============


     During 1999, the range of floating interest rates received on swap contracts was 4.94% to 6.22% and the range of floating interest rates paid on swap contracts was 4.97% to 6.22%. The range of fixed interest rates received on swap contracts was 5.17% to 8.68% and the range of fixed interest rates paid on swap contracts was 5.58% to 9.14%.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)



         Activity in interest rate swaps is summarized as follows:


                                  Interest Rate Swap Activity
                     For the Years Ended December 31, 1999, 1998, and 1997
                                 (Notional amounts in millions)

                                                  Receive          Pay         Forward
                                                   Fixed          Fixed        Starting
                                                   Swaps          Swaps         Swaps
                                                 -----------   -----------   -----------
         Balance, January 1, 1997                  $  2,581      $  1,340      $    10

         Additions                                      100           -0-           -0-
         Maturities                                  (1,002)         (232)          -0-
         Forward starting, becoming effective           -0-           -0-           (10)
                                                 -----------   -----------   -----------

         Balance, December 31, 1997                   1,679         1,108           -0-

         Maturities                                  (1,167)         (209)          -0-
                                                 -----------   -----------   -----------

         Balance, December 31, 1998                     512           899           -0-

         Additions                                       80           -0-           -0-
         Maturities                                    (329)         (172)          -0-
                                                 -----------   -----------   -----------

         Balance, December 31, 1999                 $   263       $   727      $    -0-
                                                 ===========   ===========   ===========


         Interest rate swap activity decreased net interest income by $11 million, $9 million, and $5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

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

     The values presented are based upon information as of December 31, 1999 and 1998, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

         Fair values are based on quoted market prices for securities available for sale, other long-term investments, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with brokers/dealers with terms greater than 90 days, and subordinated notes.

         Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: term deposits, advances from Federal Home Loan Banks, and consumer repurchase agreements.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


                                                                           December 31
                                                 ----------------------------------------------------------------
                                                              1999                             1998
                                                 -------------------------------  -------------------------------
                                                   Carrying         Estimated       Carrying         Estimated
                                                    Amount         Fair Value        Amount         Fair Value
                                                 --------------   --------------  --------------   --------------
Financial Assets:
  Cash                                             $   333,793      $   333,793    $    250,875      $   250,875
  Securities available for sale                        319,444          319,444         377,005          377,005
  Other investments                                    467,156          466,086         422,385          422,508
  Mortgage-backed securities available for sale         79,009           79,009         113,585          113,585
  Mortgage-backed securities held to maturity       11,582,612       11,389,792       9,918,380       10,032,527
  Loans receivable                                  27,919,817       27,877,258      25,721,288       25,703,930
  Interest earned but uncollected                      175,351          175,351         209,328          209,328
  Investment in capital stock of Federal Home
    Loan Banks                                         541,013          541,013         780,303          780,303
  Capitalized mortgage servicing rights                 37,295           56,785          28,635           42,470

Financial Liabilities:
  Deposits                                          27,714,910       27,762,116      26,219,095       26,289,577
  Advances from Federal Home Loan Banks              8,915,218        8,878,027       6,163,472        6,188,212
  Securities sold under agreements to
    repurchase                                       1,045,176        1,042,395       1,252,469        1,253,982
  Subordinated notes                                   812,950          812,545         911,753          954,772

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                          -----------------------------------------------------------------------------------------
                                                                 December 31
                          -----------------------------------------------------------------------------------------
                                             1999                                          1998
                          -------------------------------------------   -------------------------------------------
                                                            Net                                           Net
                          Unrealized     Unrealized      Unrealized     Unrealized     Unrealized      Unrealized
                             Gains         Losses       Gain (Loss)        Gains         Losses       Gain (Loss)
                          ------------   ------------   -------------   ------------   ------------   -------------
Interest rate swaps:
  Receive fixed            $       70       $  2,106       $  (2,036)     $   8,924      $     -0-      $    8,924
  Pay fixed                     7,039          6,880             159            -0-         45,923         (45,923)
Loan commitments                5,962            -0-           5,962          4,118            -0-           4,118
                          ------------   ------------   -------------   ------------   ------------   -------------
  Total                    $   13,071       $  8,986       $   4,085      $  13,042      $  45,923      $  (32,881)
                          ============   ============   =============   ============   ============   =============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                   Years ended December 31, 1999 1998 and 1997
                 (Dollars in thousands except per share figures)


NOTE  U - Parent Company Financial Information

Statement of Net Earnings
-------------------------

                                                            Year Ended December 31
                                                  --------------------------------------------
                                                     1999            1998            1997
                                                  ------------    ------------   -------------
         Revenues:
           Investment income                        $  42,580       $  71,480       $  57,020
           Insurance commissions                        1,453           1,298           1,392
           Other                                          -0-               5              20
                                                  ------------    ------------   -------------
                                                       44,033          72,783          58,432
         Expenses:
           Interest                                    60,358          69,549          83,687
           General and administrative                   4,338           3,826           3,470
                                                  ------------    ------------   -------------
                                                       64,696          73,375          87,157
                                                  ------------    ------------   -------------
         Loss before earnings of subsidiaries
           and income tax credit                      (20,663)           (592)        (28,725)

         Income tax credit                              8,091           1,122          13,296

         Earnings of subsidiaries before
           extraordinary item                         492,551         446,561         369,567
                                                  ------------    ------------   -------------

         Earnings Before Extraordinary Item           479,979         447,091         354,138
         Extraordinary item                               -0-         (12,511)            -0-
                                                  ------------    ------------   -------------
              Net Earnings                          $ 479,979       $ 434,580       $ 354,138
                                                  ============    ============   =============

Statement of Financial Condition
--------------------------------

                                                    Assets
                                                    ------
                                                                            December 31
                                                                  --------------------------------
                                                                      1999              1998
                                                                  --------------    --------------
          Cash                                                      $     6,675       $    21,937
          Securities available for sale                                   3,651             3,163
          Overnight note receivable from subsidiary                       3,962            72,977
          Other investments                                             147,095                90
          Notes receivable from subsidiary                              600,000           800,000
          Other assets                                                   22,711            21,783
          Investment in subsidiaries                                  3,242,576         3,035,222
                                                                  --------------    --------------
                                                                    $ 4,026,670       $ 3,955,172
                                                                  ==============    ==============

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------
          Accounts payable and accrued expenses                      $    18,866      $    18,919
          Subordinated notes, net                                        812,950          811,935
          Stockholders' equity                                         3,194,854        3,124,318
                                                                   --------------   --------------
                                                                     $ 4,026,670      $ 3,955,172
                                                                   ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 1999, 1998 and 1997
                 (Dollars in thousands except per share figures)


NOTE  U- Parent Company Financial Information (Continued)

Statement of Cash Flows
-----------------------

                                                                              Year Ended December 31
                                                                     ------------------------------------------
                                                                         1999          1998           1997
                                                                     -------------  ------------   ------------
         Cash flows from operating activities:
           Net earnings                                              $    479,979   $   434,580     $ 354,138
           Adjustments  to reconcile  net earnings to net cash
           provided by (used in) operating activities:
             Earnings of subsidiaries before extraordinary item          (492,551)     (446,561)     (369,567)
             Extraordinary item                                               -0-        21,152            -0-
             Amortization of discount on subordinated notes                 1,015         1,144          1,305
             Other, net                                                    10,388        (6,618)        12,543
                                                                     -------------  ------------   ------------
               Net cash provided by (used in)operating activities          (1,169)        3,697         (1,581)

         Cash flows from investing activities:
           Loans purchased from subsidiary                                    -0-      (317,520)       (80,661)
           Capital contributed to subsidiaries                               (117)     (171,007)      (203,769)
           Dividends received from subsidiary                             228,267       731,215        515,225
           Purchases of securities available for sale                         (17)          (15)        (2,878)
           Sales of securities available for sale                             -0-        73,648         11,944
           Matured securities available for sale                                1           -0-         50,000
           Decrease (increase) in overnight notes receivable
             from subsidiary                                               69,015         3,169        (76,146)
           Decrease (increase) in other investments                      (147,005)      179,997        (27,602)
           Issuances of notes receivable from subsidiaries               (600,000)     (200,000)      (600,000)
           Repayments of notes receivable from subsidiaries               800,000           -0-        600,000
                                                                     -------------  ------------   ------------
             Net cash provided by investing activities                    350,144       299,487        186,113

         Cash flows from financing activities:
           Repayment of subordinated notes                                    -0-      (200,000)     (115,000)
           Dividends on common stock                                      (31,903)      (29,488)      (25,903)
           Exercise of stock options                                       12,725        17,738         8,456
           Purchase and retirement of Company stock                      (345,059)      (80,323)      (48,351)
                                                                     -------------  ------------   ------------
             Net cash used in financing activities                       (364,237)     (292,073)     (180,798)

         Net increase (decrease) in cash                                  (15,262)       11,111         3,734
         Cash at beginning of period                                       21,937        10,826         7,092
                                                                     -------------  ------------   ------------
         Cash at end of period                                       $      6,675   $    21,937     $  10,826
                                                                     =============  ============   ============

         Supplemental cash flow information:
           Loans contributed to subsidiary                           $        -0-   $   317,520     $  80,661

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued
             -----------------------------------------------------

                  Years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands except per share figures)


NOTE  V - Selected Quarterly Financial Data (Unaudited)

                                                                              1999
                                                 ----------------------------------------------------------------
                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                  March 31          June 30       September 30      December 31
                                                --------------   --------------   --------------   --------------
   Interest income                                 $  694,961       $  685,298       $  702,253       $  743,333
   Interest expense                                   444,260          436,792          450,289          491,019
                                                --------------   --------------   --------------   --------------

   Net interest income                                250,701          248,506          251,964          252,314

   Provision for (recovery of) loan losses                574             (727)          (1,253)            (683)
   Noninterest income                                  35,299           42,548           31,438           34,017
   Noninterest expense                                 93,046           96,026           96,047          101,028
                                                --------------   --------------   --------------   --------------

   Earnings before taxes on income                    192,380          195,755          188,608          185,986
   Taxes on income                                     72,012           73,368           70,537           66,833
                                                --------------   --------------   --------------   --------------

   Net earnings                                    $  120,368       $  122,387       $  118,071       $  119,153
                                                ==============   ==============   ==============   ==============

   Basic earnings per share                        $     0.71       $     0.73       $     0.72       $     0.74
                                                ==============   ==============   ==============   ==============

   Diluted earnings per share                      $     0.70       $     0.72       $     0.71       $     0.73
                                                ==============   ==============   ==============   ==============

   Cash dividends per share                        $    .0467       $    .0467       $    .0467       $    .0525
                                                ==============   ==============   ==============   ==============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands except per share figures)



                                                                              1998
                                                 ----------------------------------------------------------------
                                                                          Quarter Ended
                                                 ----------------------------------------------------------------
                                                  March 31          June 30       September 30      December 31
                                                --------------   --------------   --------------   --------------
   Interest income                                 $  755,203     $    740,569     $    744,457      $   722,324
   Interest expense                                   511,489          501,372          506,315          476,055
                                                --------------   --------------   --------------   --------------

    Net interest income                               243,714          239,197          238,142          246,269

   Provision for loan losses                            2,965            2,682            3,130            2,483
   Noninterest income                                  26,003           43,097           30,823           37,690
   Noninterest expense                                 83,674           87,036           87,505           96,292
                                                --------------   --------------   --------------   --------------

   Earnings before taxes on income and
     extraordinary item                               183,078          192,576          178,330          185,184
   Taxes on income                                     72,997           75,626           70,309           73,145
                                                --------------   --------------   --------------   --------------

   Earnings before extraordinary item                 110,081          116,950          108,021          112,039
   Extraordinary item                                  (7,710)             -0-           (4,801)             -0-
                                                --------------   --------------   --------------   --------------

   Net earnings                                    $  102,371     $    116,950      $   103,220      $   112,039
                                                ==============   ==============   ==============   ==============

   Basic earnings per share before
     extraordinary item                            $     0.64     $       0.68      $      0.63      $      0.66
   Extraordinary item                                   (0.04)            0.00            (0.03)            0.00
                                                --------------   --------------   --------------   --------------

   Basic earnings per share                        $     0.60     $       0.68      $      0.60      $      0.66
                                                ==============   ==============   ==============   ==============

   Diluted earnings per share before
     extraordinary item                            $     0.63     $       0.67      $      0.62      $      0.65
   Extraordinary item                                   (0.04)            0.00            (0.03)            0.00
                                                --------------   --------------   --------------   --------------

   Diluted earnings per share                      $     0.59     $       0.67      $      0.59      $      0.65
                                                ==============   ==============   ==============   ==============

   Cash dividends per share                        $    .0417     $      .0417      $     .0417      $     .0467
                                                ==============   ==============   ==============   ==============

                                      F-34