Form 10-K405/A
period 1999-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2000-03-30
CIK 42293

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


                                    GOLDEN WEST FINANCIAL CORPORATION


                                   By:  /s/ Herbert M. Sandler        3/29/2000
                                        ----------------------------------------
                                        Herbert M. Sandler,
                                        Chairman of the Board and
                                        Chief Executive Officer


                                   By:  /s/ Marion O. Sandler         3/29/2000
                                        ----------------------------------------
                                        Marion O. Sandler,
                                        Chairman of the Board and
                                        Chief Executive Officer


                                   By:  /s/ Russell W. Kettell        3/29/2000
                                        ----------------------------------------
                                        Russell W. Kettell,
                                        President and
                                        Chief Financial Officer


                                   By:  /s/ William C. Nunan           3/29/2000
                                        ----------------------------------------
                                        William C. Nunan,
                                        Chief Accounting Officer








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