Form 10-Q
period 2000-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2000-05-15
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended March 31, 2000               Commission File Number 1-4629


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

         The number of shares outstanding of the registrant's common stock on April 30, 2000, was 158,089,133 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 2000, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                         March 31       March 31     December 31
                                                                           2000           1999           1999
                                                                        ------------  -------------  -------------
                                                                               (Unaudited)
                                                                        ---------------------------

Assets:
  Cash                                                                  $   277,667   $    196,974   $    333,793
  Securities available for sale at fair value                               455,709        331,937        319,444
  Other investments at cost                                               1,088,499      1,154,996        467,156
  Purchased mortgage-backed securities available for sale                    74,745        103,290         79,009
  Purchased mortgage-backed securities held to maturity                     423,160        518,887        434,711
  Mortgage-backed securities with recourse held to maturity              10,952,263      8,584,619     11,147,901
  Loans receivable                                                       30,432,413     26,020,901     27,919,817
  Interest earned but uncollected                                           190,986        186,761        175,351
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         671,056        790,955        541,013
  Real estate held for sale or investment                                    14,410         30,310         13,711
  Other assets                                                              766,285        472,851        431,806
  Premises and equipment--at cost less accumulated depreciation             289,047        273,612        278,493
                                                                        ------------  -------------  -------------
                                                                        $45,636,240    $38,666,093    $42,142,205
                                                                        ============  =============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                              $27,974,252    $26,395,440    $27,714,910
  Advances from Federal Home Loan Banks                                  12,224,073      6,114,548      8,915,218
  Securities sold under agreements to repurchase                            867,049        692,624      1,045,176
  Federal funds purchased                                                       -0-        475,000            -0-
  Accounts payable and accrued expenses                                     300,739        544,818        183,571
  Taxes on income                                                           344,296        370,842        275,526
  Subordinated notes--net of discount                                       713,167        912,033        812,950
  Stockholders' equity                                                    3,212,664      3,160,788      3,194,854
                                                                        ------------  -------------  -------------
                                                                        $45,636,240    $38,666,093    $42,142,205
                                                                        ============  =============  =============



                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                               Three Months Ended
                                    March 31
                                                    ----------------------------
                                                        2000           1999
                                                    -------------   ------------
  Interest Income:
      Interest on loans                               $  537,087     $  476,244
      Interest on mortgage-backed securities             211,317        168,751
      Interest and dividends on investments               44,150         49,966
                                                    -------------   ------------
                                                         792,554        694,961
  Interest Expense:
      Interest on deposits                               340,010        307,567
      Interest on advances                               144,490         86,751
      Interest on repurchase agreements                   16,664         13,547
      Interest on other borrowings                        21,759         36,395
                                                    -------------   ------------
                                                         522,923        444,260
                                                    -------------   ------------
          Net Interest Income                            269,631        250,701
  Provision for loan losses                                  969            574
                                                    -------------   ------------
          Net Interest Income after Provision
              for Loan Losses                            268,662        250,127
  Noninterest Income:
      Fees                                                16,242         16,159
      Gain on the sale of securities, MBS, and loans       1,438         10,063
      Other                                               15,811          9,077
                                                    -------------   ------------
                                                          33,491         35,299
  Noninterest Expense:
      General and administrative:
          Personnel                                       57,280         51,798
          Occupancy                                       17,058         16,287
          Deposit insurance                                1,412          1,393
          Advertising                                      2,174          2,179
          Other                                           22,036         21,389
                                                    -------------   ------------
                                                          99,960         93,046

  Earnings before Taxes on Income                        202,193        192,380
      Taxes on Income                                     76,259         72,012
                                                    -------------   ------------
  Net Earnings                                        $  125,934     $  120,368
                                                    =============   ============

  Basic Earnings Per Share                            $      .79     $      .71
                                                    =============   ============

  Diluted Earnings Per Share                          $      .78     $      .70
                                                    =============   ============




                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Three Months Ended
                                                                   March 31
                                                          ----------------------------
                                                             2000            1999
                                                          ------------   -------------
 Cash Flows from Operating Activities:
  Net earnings                                             $  125,934      $  120,368
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Provision for loan losses                                     969             574
    Amortization of loan (fees), costs, and (discounts)           971          (6,194)
    Depreciation and amortization                               7,034           6,937
    Loans originated for sale                                 (54,746)       (287,064)
    Sales of loans                                             72,509         535,344
    Decrease (increase) in interest earned butuncollected     (14,958)         22,567
    Federal Home Loan Bank stock dividends                     (8,457)        (20,967)
    Increase in other assets                                 (334,719)       (106,244)
    Increase in accounts payable and accrued expenses         117,355          66,855
    Increase in taxes on income                                76,031          62,640
    Other, net                                                 (1,434)         (1,249)
                                                          ------------   -------------
      Net cash provided by (used in) operating activities     (13,511)        393,567

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio         (3,711,665)     (1,790,916)
    Real estate loans purchased                                  (185)           (460)
    Other, net                                                (43,346)        (10,581)
                                                          ------------   -------------
                                                           (3,755,196)     (1,801,957)
  Real estate loan principal payments:
    Monthly payments                                          140,453         151,930
    Payoffs, net of foreclosures                              796,793       1,168,958
                                                          ------------   -------------
                                                              937,246       1,320,888

  Repayments of mortgage-backed securities                    485,476         750,827
  Proceeds from sales of real estate                           12,811          40,407
  Purchases of securities available for sale               (1,428,019)       (150,014)
  Sales of securities available for sale                          -0-               9
  Matured securities available for sale                     1,276,016         154,208
  Increase in other investments                              (621,343)       (732,611)
  Purchases of Federal Home Loan Bank stock                  (122,263)            -0-
  Additions to premises and equipment                         (18,404)         (8,397)
                                                          ------------   -------------
    Net cash used in investing activities                  (3,233,676)       (426,640)




                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                               Three Months Ended
                                                                    March 31
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
   Cash Flows from Financing Activities:
     Net increase in deposits                               $  259,342     $  176,345
     Additions to Federal Home Loan Bank advances            4,116,650      1,508,650
     Repayments of Federal Home Loan Bank advances            (807,795)    (1,557,573)
     Proceeds from agreements to repurchase securities         706,987             95
     Repayments of agreements to repurchase securities        (885,114)      (559,940)
     Increase in federal funds purchased                           -0-        475,000
     Repayment of subordinated debt                           (100,000)           -0-
     Dividends on common stock                                  (8,406)        (7,921)
     Exercise of stock options                                   1,187          2,067
     Purchase and retirement of Company stock                  (91,790)       (57,551)
                                                            -----------    -----------
       Net cash provided by (used in) financing activities   3,191,061        (20,828)
                                                            -----------    -----------
   Net Increase (Decrease) in Cash                             (56,126)       (53,901)
   Cash at beginning of period                                 333,793        250,875
                                                            -----------    -----------
   Cash at end of period                                     $ 277,667      $ 196,974
                                                            ===========    ===========

   Supplemental cash flow information:
     Cash paid for:
       Interest                                              $ 487,535      $ 435,393
       Income taxes                                                347          9,486
     Cash received for interest and dividends                  766,919        717,528
     Noncash investing activities:
       Loans converted from adjustable rate to
           fixed-rate                                            8,021        171,370
       Loans transferred to foreclosed real estate              11,730         20,072
       Loans securitized into mortgage-backed securities
           with recourse held to maturity                      312,700            -0-




                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                      For the Three Months Ended March 31, 2000
                                   ------------------------------------------------------------------------------------
                                                                          Accumulated
                                               Additional                    Other           Total
                                    Common      Paid-in      Retained    Comprehensive    Stockholders'  Comprehensive
                                    Stock       Capital      Earnings        Income         Equity          Income
                                   ---------   -----------  -----------  ---------------  ------------   --------------

Balance at January 1, 2000         $ 16,136     $ 135,555   $2,885,346      $   157,817   $ 3,194,854
Comprehensive income:
  Net earnings                          -0-           -0-      125,934              -0-       125,934      $   125,934
  Change in unrealized gains on
    securities available for sale,
    net of tax                          -0-           -0-          -0-           (9,115)       (9,115)          (9,115)
                                                                                                         --------------
    Comprehensive Income                                                                                    $  116,819
                                                                                                         ==============
Common stock issued upon
  exercise of stock options,
  including tax benefits                 12         1,175          -0-              -0-         1,187
Purchase and retirement of
  Company stock                        (314)          -0-      (91,476)             -0-       (91,790)
Cash dividends on common
  stock ($.0525 per share)              -0-           -0-       (8,406)             -0-        (8,406)
                                   ---------   -----------  -----------  ---------------  ------------
Balance at March 31, 2000          $ 15,834     $ 136,730   $2,911,398      $   148,702   $ 3,212,664
                                   =========   ===========  ===========  ===============  ============

                                                      For the Three Months Ended March 31, 1999
                                   ------------------------------------------------------------------------------------
                                                                          Accumulated
                                               Additional                    Other           Total
                                    Common      Paid-in      Retained    Comprehensive    Stockholders'  Comprehensive
                                    Stock       Capital      Earnings        Income         Equity          Income
                                   ---------   -----------  -----------  ---------------  ------------   --------------

Balance at January 1, 1999          $ 5,686     $ 122,159   $2,781,925      $   214,548   $ 3,124,318
Comprehensive income:
  Net earnings                          -0-           -0-      120,368              -0-       120,368       $  120,368
  Change in unrealized gains on
    securities available for sale,
    net of tax                          -0-           -0-          -0-          (20,118)      (20,118)         (20,118)
  Reclassification adjustment
    for gains included in income        -0-           -0-          -0-             (375)         (375)            (375)
                                                                                                         --------------
    Comprehensive Income                                                                                    $   99,875
                                                                                                         ==============
Common stock issued upon
  exercise of stock options,
  including tax benefits                  7         2,060          -0-               -0-         2,067
Purchase and retirement of
  Company stock                         (62)          -0-      (57,489)              -0-       (57,551)
Cash dividends on common
  stock ($.0467 per share)              -0-           -0-       (7,921)              -0-        (7,921)
                                   ---------   -----------  -----------  ---------------  ------------
Balance at March 31, 1999           $ 5,631     $ 124,219   $2,836,883      $    194,055   $ 3,160,788
                                   =========   ===========  ===========  ===============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1999, as well as material changes in results of operations during the three month periods ended March 31, 2000 and 1999, respectively.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1999 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

     This report contains certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS 133 had been adopted at March 31, 2000, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.



                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         March 31        March 31         December 31
                                                           2000            1999              1999
                                                       -------------    ------------     --------------
 Assets                                                $ 45,636,240    $ 38,666,093       $ 42,142,205
 Loans receivable including mortgage-backed securities   41,882,581      35,227,697         39,581,438
 Deposits                                                27,974,252      26,395,440         27,714,910
 Stockholders' equity                                     3,212,664       3,160,788          3,194,854
 Stockholders' equity/total assets                            7.04%           8.17%              7.58%
 Book value per common share                           $      20.29    $      18.71       $      19.80
 Common shares outstanding                              158,340,533     168,938,397        161,357,833
 Diluted common shares outstanding                      159,359,785     170,649,195        162,607,506
 Yield on loan portfolio                                      7.36%           7.25%              7.16%
 Yield on mortgage-backed securities                          7.36%           7.02%              7.17%
 Yield on investments                                         6.38%           5.55%              5.88%
 Yield on earning assets                                      7.33%           7.14%              7.15%
 Cost of deposits                                             4.84%           4.58%              4.69%
 Cost of borrowings                                           5.94%           5.73%              5.77%
 Cost of funds                                                5.21%           4.85%              5.00%
 Yield on earning assets less cost of funds                   2.12%           2.29%              2.15%
 Ratio of nonperforming assets to total assets                 .51%            .72%               .56%
 Ratio of troubled debt restructured to total assets           .01%            .04%               .03%
 World Savings Bank, a Federal Savings Bank:
   Total assets                                        $ 41,525,715    $ 31,893,907       $ 37,835,121

   Net worth                                              2,611,547       2,248,514          2,514,191
   Net worth/total assets                                     6.29%           7.05%              6.65%
   Regulatory capital ratios:
     Core capital                                             6.29%           7.04%              6.64%
     Risk-based capital                                      11.57%          13.18%             11.95%
 World Savings and Loan Association:
   Total assets                                         $ 4,923,357     $ 6,433,946       $  5,051,847
   Net worth                                                559,857         701,150            540,224
   Net worth/total assets                                    11.37%          10.90%             10.69%
   Regulatory capital ratios:
     Core capital                                             8.65%           8.21%              7.86%
     Risk-based capital                                      16.93%          18.23%             15.47%
 World Savings Bank, a State Savings Bank:
   Total assets                                         $ 4,001,810     $ 3,508,260       $  3,530,548
   Net worth                                                206,952         190,175            202,846
   Net worth/total assets                                     5.17%           5.42%              5.75%
   Regulatory capital ratios:
     Tier 1 leverage capital                                  5.64%           5.35%              5.66%
     Total risk-based capital                                24.45%          25.81%             26.93%




                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended
                                                               March 31
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
  New real estate loans originated                   $ 3,766,411   $ 2,077,980
  Fully indexed rate on new real estate loans              7.91%         7.60%
  Current rate on new real estate loans (a)                6.06%         6.14%
  New adjustable rate mortgages as a percentage of
     new real estate loans originated                     96.37%        80.11%
  Increase in deposits (b)                           $   259,342   $   176,345
  Net earnings                                           125,934       120,368
  Basic earnings per share                                   .79           .71
  Diluted earnings per share                                 .78           .70
  Cash dividends on common stock                           .0525         .0467
  Average common shares outstanding                  159,958,610   169,742,922
  Average diluted common shares outstanding          160,831,775   171,437,937
  Ratios:(c)
    Net earnings/average net worth (ROE)                  15.70%        15.31%
    Net earnings/average assets (ROA)                      1.16%         1.25%
    Net interest income/average assets                     2.49%         2.61%
    General and administrative expense/average assets       .92%          .97%
    Efficiency ratio (d)                                  32.98%        32.53%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) Includes an increase of $150 million of wholesale deposits for the quarter ended March 31, 2000.
(c) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
(d) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

     FINANCIAL CONDITION

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 2000 and 1999, and December 31, 1999. The reader is referred to page 53 of the Company's 1999 Annual Report on Form 10-K for similar information for the years 1996 through 1999 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                March 31
                                                           --------------------       December 31
                                                             2000        1999             1999
                                                           -------      -------       -------------
       Assets:
          Cash and investments                                4.0%         4.4%             2.7%
          Loans receivable including mortgage-backed
            securities                                       91.8         91.1             93.9
          Other assets                                        4.2          4.5              3.4
                                                           -------      -------          -------
                                                            100.0%       100.0%           100.0%
                                                           =======      =======          =======
       Liabilities and Stockholders' Equity:
          Deposits                                           61.3%        68.3%            65.8%
          Federal Home Loan Bank advances                    26.8         15.8             21.2
          Securities sold under agreements to repurchase      1.9          1.8              2.5
          Federal funds purchased                             0.0          1.2              0.0
          Other liabilities                                   1.4          2.3              1.0
          Subordinated debt                                   1.6          2.4              1.9
          Stockholders' equity                                7.0          8.2              7.6
                                                           -------      -------          -------
                                                            100.0%       100.0%           100.0%
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

     The following gap table shows that, as of March 31, 2000, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in the current month reflects the actual Golden West Cost of Savings at the end of the previous month. Therefore, there is a one-month repricing lag for these types of loans.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 2000
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                       -------------------------------------------------------------------
                                         0 - 3         4 - 12         1 - 5         Over 5
                                         Months        Months         Years         Years        Total
                                       -----------   ------------   -----------   -----------  -----------
Interest-Earning Assets:
  Investments                            $  1,384       $     50      $     14      $     96    $   1,544
  Mortgage-backed securities               10,021            162           644           623       11,450
  Loans receivable:
    Rate-sensitive                         26,241          2,590           299           -0-       29,130
    Fixed-rate                                 32             95           374           713        1,214
  Other(b)                                    875            -0-           -0-           -0-          875
  Impact of interest rate swaps               540            126          (666)          -0-          -0-
                                       -----------   ------------   -----------   -----------  -----------
Total                                   $  39,093       $  3,023      $    665      $  1,432    $  44,213
                                       ===========   ============   ===========   ===========  ===========
Interest-Bearing Liabilities:
  Deposits(c)                           $  16,519       $   8,918     $  2,506      $     31    $  27,974
  FHLB advances                            11,600             215          109           300       12,224
  Other borrowings                            867             115          598           -0-        1,580
  Impact of interest rate swaps               223             (48)        (175)          -0-          -0-
                                       -----------   ------------   -----------   -----------   ----------
Total                                   $  29,209       $   9,200     $  3,038      $    331    $  41,778
                                       ===========   ============   ===========   ===========   ==========

Repricing gap                           $   9,884       $  (6,177)    $ (2,373)     $  1,101
                                       ===========   ============   ===========   ===========
Cumulative gap                          $   9,884       $   3,707     $  1,334      $  2,435
                                       ===========   ============   ===========   ===========
Cumulative gap as a percentage of
    total assets                            21.7%            8.1%         2.9%
                                       ===========   ============   ===========

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes  cash in banks  and  Federal  Home  Loan Bank  (FHLB)  stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB), and World Savings and Loan Association (WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At March 31, 2000 and 1999 and at December 31, 1999, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas also requires insured institutions, such as World Savings Bank, SSB
(WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

     At March 31, 2000 and 1999 and December 31, 1999, the Company had securities available for sale in the amount of $456 million, $332 million, and $319 million, respectively, including unrealized gains on securities available for sale of $244 million, $317 million, and $260 million, respectively. At March 31, 2000 and 1999 and December 31, 1999, the Company had no securities held for trading in its investment securities portfolio.

     Included in the Company's investment portfolio at March 31, 2000 and 1999 and December 31, 1999, were collateralized mortgage obligations (CMOs) in the amount of $92 million, $194 million, and $115 million, respectively. The Company holds CMOs on which both principal and interest are received. The Company does not hold any interest-only or principal-only CMOs. At March 31, 2000, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

     LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs), and purchases MBS. MBS and MBS-REMICs are available to be used as collateral for borrowings. At March 31, 2000 and 1999 and December 31, 1999, the balance of loans receivable including mortgage backed securities was $41.9 billion, $35.2 billion, and $39.6 billion, respectively. Included in the $41.9 billion at March 31, 2000 was $4.0 billion of Federal National Mortgage Association (FNMA)
mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $6.9 billion of MBS-REMICs, and $498 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $35.2 billion at March 31, 1999 was $3.6 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $5.0 billion of MBS-REMICs, and $622 million of purchased MBS.

     MORTGAGE-BACKED SECURITIES

     At March 31, 2000 and 1999 and December 31, 1999, the Company had MBS held to maturity in the amount of $11.4 billion, $9.1 billion, and $11.6 billion, respectively. The increase in MBS from March 31, 1999 to March 31, 2000 was due to the securitization of $3.7 billion of mortgage loans into MBS-REMICs during the second quarter of 1999, the securitization of $1.1 billion of adjustable rate mortgages (ARMs) into FNMA COFI-indexed MBS during the fourth quarter of 1999, and the securitization of $313 million of ARMs into FNMA COFI-indexed MBS in the first three months of 2000. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     At March 31, 2000 and 1999 and December 31, 1999, the Company had MBS available for sale in the amount of $75 million, $103 million, and $79 million, respectively, including unrealized gains on MBS available for sale of $1 million, $4 million, and $1 million, respectively. At March 31, 2000 and 1999 and December 31, 1999, the Company had no trading MBS.

     Repayments of MBS during the first quarter of 2000 were $485 million compared to $751 million in the same period of 1999. MBS repayments were lower during the first three months of 2000 as compared to the first three months of 1999 due to a decrease in the prepayment rate.

     LOANS

     New loan originations for the three months ended March 31, 2000 amounted to $3.8 billion compared to $2.1 billion for the same period in 1999. The high volume of originations during 2000 was due to a continued demand for adjustable rate loans, the Company's primary product, as the cost of fixed-rate loans was substantially higher than a year ago. Refinanced loans constituted 38% of new loan originations for the three months ended March 31, 2000, compared to 49% for the three months ended March 31, 1999.

     Loans originated for sale amounted to $55 million for the three months ended March 31, 2000, compared to $287 million for the same period in 1999. The reduction in loans originated for sale in 2000 as compared to 1999 was attributable to the decrease in fixed-rate originations due to higher rates being charged on fixed-rate loans. During the first three months of 2000, $8 million of loans were converted from adjustable rate to fixed rate compared to $171 million for the same period in 1999. The Company continues to sell most of its fixed-rate loans and for the three months ended March 31, 2000 and 1999, the Company sold $73 million and $535 million, respectively, of fixed-rate loans.

     At March 31, 2000, the Company had lending operations in 29 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 2000, 62% of total loan originations were on residential properties in California compared to 64% for the same period in 1999. The five largest states, other than California, for originations for the three months ended March 31, 2000, were Florida, Texas, New Jersey, Washington, and Colorado with a combined total of 19% of total originations. The percentage of the total loan portfolio (including mortgage-backed securities with recourse and MBS-REMICs) that is comprised of residential loans in California was 64% at March 31, 2000 compared to 65% and 64% at March 31, 1999 and December 31, 1999, respectively.

     Golden West originates adjustable rate mortgages tied to a variety of indexes, principally the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the first quarter of 2000 and 1999.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                       March 31
                              ---------------------------
            ARM Index             2000           1999
       ------------------     ------------   ------------
              COFI            $ 1,107,887    $   548,633
              COSI              2,329,187      1,077,388
              TCM                 192,411         38,650
                              ------------   ------------
                              $ 3,629,485    $ 1,664,671
                              ============   ============



     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at March 31, 2000 and 1999 and December 31, 1999.

                                     TABLE 4

                      Adjustable Rate Mortgage Portfolio by
                   Index (Including ARM MBS with recourse and
                                 ARM MBS-REMICs)
                             (Dollars in thousands)

                                         March 31
                              --------------------------------     December 31
             ARM Index             2000              1999              1999
        -----------------    --------------   ---------------   ---------------
              COFI             $ 26,282,919      $ 28,354,954      $ 26,217,670
              COSI               11,292,632         2,720,655         9,182,829
              TCM                 1,399,167         1,250,474         1,266,541
              Other                 153,274           185,290           152,470
                              --------------   ---------------   ---------------
                               $ 39,127,992      $ 32,511,373      $ 36,819,510
                              ==============   ===============   ===============


     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first three months of 2000, 20% of loans originated exceeded 80% of the appraised value of the secured property, including $84 million of firsts and $653 million of combined firsts and seconds.

     The Company takes steps to minimize the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. In addition, the Company carries pool mortgage insurance on most seconds not sold, such that the cumulative losses covered by this pool mortgage insurance are limited to 10% of the original balance of the insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended March 31, 2000 and 1999.

                                     TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                          For the Three Months Ended
                                                 March 31
                                        ----------------------------
                                           2000            1999
                                        ------------    ------------
First mortgages with loan to value ratios greater than 80%:
    With insurance                          $17,937      $ 23,171

    With no insurance                        65,898        39,099
                                        ------------    ------------
                                             83,835        62,270
                                        ------------    ------------
First and second mortgages with combined loan to value ratios greater than 80%:
    With pool insurance                     431,337           -0-
    With no insurance                       221,904       176,523
                                        ------------    ------------
                                            653,241       176,523
                                        ------------    ------------

    Total                                  $737,076      $238,793
                                        ============    ============


The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at March 31, 2000 and 1999.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                   March 31
                                        --------------------------------
                                            2000              1999
                                        --------------    --------------
First mortgages with loan to value ratios greater than 80%:
    With insurance                         $  382,682      $  468,027
    With no insurance                         860,295         882,835
                                        --------------    --------------
                                            1,242,977       1,350,862
                                        --------------    --------------
First and second mortgages with combined loan to value ratios greater than 80%:
    With pool insurance                     1,474,347             -0-
    With no insurance                         343,320          85,347
                                        --------------    --------------
                                            1,817,667          85,347
                                        --------------    --------------

    Total                                 $ 3,060,644      $1,436,209
                                        ==============    ==============


     The tables on the following two pages show the Company's loan portfolio by state at March 31, 2000 and 1999.



                                     TABLE 7

                             Loan Portfolio by State
                                 March 31, 2000
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real          Total           a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $23,167,754    $3,364,154      $   180       $  26,555     $26,558,643       63.98%
Florida              1,919,802        14,815          -0-             457       1,935,074        4.66
Texas                1,673,129        57,312          366           1,172       1,731,979        4.17
New Jersey           1,446,977           -0-          -0-           3,574       1,450,551        3.49
Illinois             1,270,942       119,156          -0-             -0-       1,390,098        3.35
Washington             788,672       506,111          -0-             -0-       1,294,783        3.12
Colorado             1,050,957       176,666          -0-           5,127       1,232,750        2.97
Arizona                896,166        18,341          -0-             -0-         914,507        2.20
Pennsylvania           823,883         4,079          -0-           2,529         830,491        2.00
Other (b)            4,127,268        42,206           47           6,128       4,175,649       10.06
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $37,165,550    $4,302,840      $   593       $  45,542      41,514,525      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 deferred loan costs                                                        92,159
Loan discount on purchased loans                                                   (1,847)
Undisbursed loan funds                                                             (5,761)
Allowance for loan losses                                                        (233,016)
Loans to facilitate (LTF) interest reserve                                           (258)
Troubled debt restructured (TDR) interest reserve                                    (677)
Loans on deposits                                                                  19,551
                                                                              ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                               41,384,676
Loans securitized into FNMA MBS with recourse and MBS-REMICs                   (10,952,263)(c)
                                                                              ------------
     Total loan portfolio                                                      $30,432,413
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the March 31, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.



                                     TABLE 8

                             Loan Portfolio by State
                                 March 31, 1999
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real          Total           a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $19,452,910    $3,301,332      $   204       $  37,569     $22,792,015       65.43%
Florida              1,473,511        17,745            2             681       1,491,939        4.28
Texas                1,385,186        63,824          488           1,310       1,450,808        4.17
New Jersey           1,187,975           -0-          -0-           4,557       1,192,532        3.42
Illinois             1,120,218       142,985          -0-             -0-       1,263,203        3.63
Washington             553,257       433,808          -0-             677         987,742        2.84
Colorado               920,537       186,859          -0-           5,510       1,112,906        3.20
Arizona                737,057        22,555          -0-             -0-         759,612        2.18
Pennsylvania           640,386         4,146          -0-           2,821         647,353        1.86
Other (b)            3,078,995        42,147           63           9,899       3,131,104        8.99
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $30,550,032    $4,215,401      $   757       $  63,024      34,829,214      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 deferred loan fees                                                         (3,647)
Loan discount on purchased loans                                                   (2,878)
Undisbursed loan funds                                                             (2,928)
Allowance for loan losses                                                        (236,476)
Loans to facilitate (LTF) interest reserve                                           (361)
Troubled debt restructured (TDR) interest reserve                                  (1,372)
Loans on deposits                                                                  23,968
                                                                              ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                              34,605,520
Loans securitized into FNMA MBS with recourse and MBS-REMICs                   (8,584,619)(c)
                                                                              ------------
     Total loan portfolio                                                     $26,020,901
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 1.5% of total loans.
(c) The above schedule includes the March 31, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at March 31, 2000 compared to 93% at March 31, 1999 and December 31, 1999. The Company's ARM originations for the first three months of 2000 constituted 96% of new mortgage loans made in 1999 compared to 80% for the first three months of 1999.

     The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.40%, or 5.04% above the actual weighted average rate at March 31, 2000, versus 12.59%, or 5.47% above the weighted average rate at March 31, 1999.

     Approximately $4.9 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2000, $386 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.73% at March 31, 2000 compared to 7.69% at March 31, 1999. Without the floor, the average rate on these loans would have been 7.14% at March 31, 2000 and 6.88% at March 31, 1999.

     Loan repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 2000, loan repayments were $937 million compared to $1.3 billion in the same period of 1999. The decrease in loan repayments was primarily due to a decrease in loan payoffs in the first quarter of 2000.

     MORTGAGE SERVICING RIGHTS

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three months ended March 31, 2000 and 1999.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                       Three Months Ended
                                                                            March 31
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------   ------------
  Beginning balance of capitalized mortgage servicing rights         $ 37,295       $ 28,635
  New capitalized mortgage servicing rights from loan sales               822          8,968
  Amortization of capitalized mortgage servicing rights                (3,021)        (2,353)
                                                                  ------------   ------------
  Ending balance of capitalized mortgage servicing rights            $ 35,096       $ 35,250
                                                                  ============   ============

     The book value of Golden West's servicing rights did not exceed the fair value at March 31, 2000 or 1999 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                           March 31
                                                   --------------------------    December 31
                                                      2000           1999           1999
                                                   -----------    -----------   --------------
Non-accrual loans                                   $ 221,070      $ 252,043       $ 225,409
Real estate acquired through foreclosure               11,131         27,106          10,840
Real estate in judgment                                    83            154              69
                                                   -----------    -----------    ------------
Total nonperforming assets                          $ 232,284      $ 279,303       $ 236,318
                                                   ===========    ===========    ============

TDRs                                                $   4,903      $  16,575       $  10,542
                                                   ===========    ===========    ============

Ratio of NPAs to total assets                            .51%           .72%            .56%
                                                   ===========    ===========    ============

Ratio of TDRs to total assets                            .01%           .04%            .03%
                                                   ===========    ===========    ============

Ratio of NPAs and TDRs to total assets                   .52%           .76%            .59%
                                                   ===========    ===========    ============

     The lower NPAs at March 31, 2000 as compared to March 31, 1999 reflect the strong California economy and housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $1 million for the three months ended March 31, 2000, compared to $2 million for the same period in 1999. Interest foregone on TDRs amounted to $66 thousand for the three months ended March 31, 2000, compared to $135 thousand for the three months ended March 31, 1999.

     The tables on the following page show the Company's nonperforming assets by state as of March 31, 2000 and 1999.




                                    TABLE 11

                          Nonperforming Assets by State
                                 March 31, 2000
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ------------------------------------   --------------------------------
                          Residential        Commercial                          Commercial                 NPAs as
                          Real Estate           Real            Residential         Real        Total        a% of
      State             1 -4           5+      Estate         1 - 4       5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $122,461     $ 1,249     $  1,469       $6,539     $  -0-     $  -0-     $131,718          .50%
Florida                 16,193         -0-          178          309        -0-        -0-       16,680          .86
Texas                    8,695         -0-          -0-        1,245        -0-        -0-        9,940          .57
New Jersey              13,856         -0-          503          633        -0-        -0-       14,992         1.03
Illinois                10,495         215          -0-          898        -0-        -0-       11,608          .84
Washington               3,400         -0-          -0-          -0-        -0-        -0-        3,400          .26
Colorado                 2,005         -0-          -0-          147        -0-        -0-        2,152          .17
Arizona                  5,195         -0-          -0-          222        -0-        -0-        5,417          .59
Pennsylvania            10,557         -0-          -0-          398        -0-        -0-       10,955         1.32
Other (c)               23,771          84          744        1,059        -0-        -0-       25,658          .61
                      ---------   ---------  -----------     --------  ---------  ---------   ----------      -------
  Totals              $216,628     $ 1,548     $  2,894      $11,450     $  -0-     $  -0-      232,520          .56%
                      =========   =========  ===========     ========  =========  =========

REO general valuation allowance                                                                    (236)        (.00)
                                                                                              ----------      -------
Total nonperforming assets                                                                     $232,284          .56%
                                                                                              ==========      =======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The March 31, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                                 March 31, 1999
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ------------------------------------   --------------------------------
                          Residential        Commercial                          Commercial                 NPAs as
                          Real Estate           Real            Residential         Real        Total        a% of
      State             1 -4           5+      Estate         1 - 4       5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $161,884     $ 3,392    $ 1,808      $22,736      $  -0-     $  -0-     $189,820          .83%
Florida                 16,841         -0-         78        1,134         -0-        -0-       18,053         1.21
Texas                    7,111         -0-        -0-          491         -0-        -0-        7,602          .52
New Jersey              15,695         -0-        373          743         -0-        -0-       16,811         1.41
Illinois                12,134         218        -0-        1,394         -0-        -0-       13,746         1.09
Washington               2,102         -0-        -0-          -0-         -0-        -0-        2,102          .21
Colorado                 1,636         -0-          3          -0-         -0-        -0-        1,639          .15
Arizona                  2,304         -0-        -0-           64         -0-        -0-        2,368          .31
Pennsylvania             8,334         -0-        -0-          382         -0-        -0-        8,716         1.35
Other (c)               18,046          84        -0-          886         -0-        -0-       19,016          .61
                      ---------   ---------  ---------     --------   ---------  ---------    ---------       ------
  Totals              $246,087     $ 3,694    $ 2,262      $27,830      $  -0-     $  -0-      279,873          .80%
                      =========   =========  =========     ========   =========  =========


REO general valuation allowance                                                                   (570)        (.00)
                                                                                              ---------       ------
Total nonperforming assets                                                                    $279,303          .80%
                                                                                              =========       ======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b)  The March 31, 1999 balances  include loans that were  securitized into FNMA
     MBS.
(c)  Includes states with loans less than 1.5% of total loans.

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

     The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                                       March 31
                                                               ------------------------
                                                                 2000          1999
                                                               ----------   -----------
  Beginning allowance for loan losses                          $ 232,134     $ 244,466
  Provision for losses charged to expense                            969           574
  Net transfer of allowance (to) from reserve for losses
    on loans sold or securitized and retained                        187        (9,750)
  Less loans charged off                                            (351)          -0-
  Add recoveries                                                      77         1,186
                                                               ----------   -----------
  Ending allowance for loan losses                             $ 233,016     $ 236,476
                                                               ==========   ===========

  Ratio of net chargeoffs (recoveries) to average loans
    outstanding (including MBS with recourse)                       .00%         (.01%)

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

     The table below shows the changes in the reserve for losses on loans sold or securitized and retained for the three months ended March 31, 2000 and 1999.

                                    TABLE 14

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                                          Three Months Ended
                                                                               March 31
                                                                       ------------------------
                                                                         2000          1999
                                                                       ----------   -----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained                      $ 15,572      $  2,256
  Initial recourse liability recognized at time of sale                       53           543
  Net transfer from (to) allowance for loan losses                          (187)        9,750
                                                                       ----------   -----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained                      $ 15,438      $ 12,549
                                                                       ==========   ===========


     The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was 107.0% and 89.2% at March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, the ratio to total loans (including MBS with recourse and MBS-REMICs) and loans sold with recourse of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was .57% and .69%, respectively.

     DEPOSITS

     Retail deposits increased during the first quarter of 2000 by $109 million, including interest credited of $268 million, compared to an increase of $176 million, including interest credited of $246 million, in the first quarter of 1999. Retail deposits increased during the first three months of 2000 and 1999 primarily due to interest credited. At March 31, 2000 and 1999, transaction accounts (which includes checking, passbook, and money market accounts) represented 34% and 37%, respectively, of the total balance of deposits.

     The Company has a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of March 31, 2000 and December 31, 1999 included $750 million and $600 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at March 31, 1999.

     The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 2000 and 1999.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                 March 31
                                                           ---------------------------------------------------
                                                                     2000                       1999
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts                       3.10%     $     128        2.15%     $     113
      Interest-bearing checking accounts swept
        into money market deposit accounts                     3.50          3,322        3.56          2,918
      Passbook accounts                                        1.47            482        1.82            517
      Money market deposit accounts                            4.30          5,483        4.42          6,273
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      5.32          8,697        4.49          5,543
        1 to 2 years                                           5.28          6,155        5.03          7,592
        2 to 3 years                                           5.36          1,360        5.34          1,438
        3 to 4 years                                           5.41            394        5.26            357
        4 years and over                                       5.64            580        5.62          1,097
      Retail jumbo CDs                                         5.20            623        4.79            547
      Wholesale CDs                                            5.97            750        0.00            -0-
                                                                        -----------               ------------
                                                                          $ 27,974                   $ 26,395
                                                                        ===========               ============


                                                                            2000                      1999
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                3.85%      $  9,415        4.00%      $  9,821
        Maturity within one year                               5.29         16,022        4.89         15,024
        1 to 5 years                                           5.70          2,506        5.12          1,547
        Over 5 years                                           5.13             31        5.22              3
                                                                        -----------               ------------
                                                                          $ 27,974                   $ 26,395
                                                                        ===========               ============

* Weighted average interest rate, including the impact of interest rate swaps.

     At March 31, the weighted average cost of deposits was 4.84% (2000) and 4.58% (1999).

     ADVANCES FROM FEDERAL HOME LOAN BANKS

     The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $12.2 billion at March 31, 2000, compared to $6.1 billion and $8.9 billion at March 31, 1999, and December 31, 1999, respectively.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $867 million, $693 million, and $1.0 billion at March 31, 2000 and 1999, and December 31, 1999, respectively.

     OTHER BORROWINGS

     At March 31, 2000, Golden West, at the holding company level, had a total of $713 million of subordinated debt issued and outstanding. As of March 31, 2000, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of March 31, 2000, WFSB had not issued any notes under this authority.

     STOCKHOLDERS' EQUITY

     The Company's stockholders' equity increased by $18 million during the first three months of 2000 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $92 million cost of the repurchase of Company stock. The Company's stockholders' equity increased by $36 million during the first three months of 1999 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $58 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at March 31, 2000 and 1999, and December 31, 1999, were $149 million, $194 million, and $158 million, respectively.

     In November 1999, the Company effected a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this 10-Q filing have been restated to reflect this stock dividend unless otherwise noted.

     Since 1993, through four separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of March 31, 2000, 42.4 million shares had been repurchased and retired at a cost of $898 million since October 1993, of which
3.1 million shares were purchased and retired at a cost of $92 million during the first three months of 2000. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     REGULATORY CAPITAL

     The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2000 and 1999.

                                    TABLE 16

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 2000                                   March 31, 1999
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ----------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $2,611,550    6.29%      $  622,922    1.50%     $2,247,752     7.04%     $  479,213     1.50%
  Core         2,611,550    6.29        1,661,124    4.00       2,247,752     7.04       1,277,900     4.00
  Risk-based   2,770,849   11.57        1,916,541    8.00       2,391,623    13.18       1,451,557     8.00


     The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2000 and 1999.

                                    TABLE 17

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              March 31, 2000                                     March 31, 1999
              -------------------------------------------------  ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   -----------------------  ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   --------
  Tangible     $ 411,893     8.65%       $  71,398     1.50%     $  507,282     8.21%      $  92,662     1.50%
  Core           411,893     8.65          190,394     4.00         507,282     8.21         247,099     4.00
  Risk-based     441,532    16.93          208,611     8.00         648,252    18.23         284,464     8.00


     In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of March 31, 2000, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

     The  table  below  shows  that  WFSB's  regulatory   capital  exceeded  the
requirements of the well-capitalized classification at March 31, 2000.

                                    TABLE 18

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                         $ 2,611,550        6.29%        $  2,076,405        5.00%
        Tier 1 risk-based                  2,611,550       10.90            2,491,686        6.00
        Total risk-based                   2,770,849       11.57            2,395,677       10.00

     The  table  below  shows  that  WSL's   regulatory   capital  exceeded  the
requirements of the well-capitalized classification at March 31, 2000.

                                    TABLE 19

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                           $ 411,893        8.65%          $  237,993        5.00%
        Tier 1 risk-based                    411,893       15.80              285,591        6.00
        Total risk-based                     441,532       16.93              260,763       10.00

     World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At March 31, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 20

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  March 31, 2000                                   March 31, 1999
                  -----------------------------------------------   ----------------------------------------------
                         ACTUAL                  REQUIRED                  ACTUAL                 REQUIRED
                  ----------------------   ----------------------   ----------------------  ----------------------
                   Capital       Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                  -----------   --------   -----------  ---------   ----------   ---------  -----------  ---------
 Tier 1 leverage   $ 206,952     5.64%     $ 110,157     3.00%      $ 190,175     5.35%      $ 106,643    3.00%
 Tier 1 risk-based   206,952    24.42         33,895     4.00         190,175    25.78          29,505    4.00
 Total risk-based    207,188    24.45         67,789     8.00         190,389    25.81          59,011    8.00




RESULTS OF OPERATIONS

     NET EARNINGS

     Net earnings for the three months ended March 31, 2000 were $126 million compared to net earnings of $120 million, for the three months ended March 31, 1999. Net earnings increased in 2000 as compared to 1999 primarily as a result of increased net interest income which was partially offset by an increase in general and administrative expenses.

SPREAD

     An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 2000 and 1999 and December 31, 1999.

                                    TABLE 21

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                        March 31
                               ----------------------------        December 31
                                  2000            1999                1999
                               ------------    ------------       -------------
Yield on loan portfolio            7.36%           7.25%              7.16%
Yield on MBS                       7.36            7.02               7.17
Yield on investments               6.38            5.55               5.88
                               ---------       ---------          ---------
Yield on earning assets            7.33            7.14               7.15
                               ---------       ---------          ---------
Cost of deposits                   4.84            4.58               4.69
Cost of borrowings                 5.94            5.73               5.77
                               ---------       ---------
                                                                  ---------
Cost of funds                      5.21            4.85               5.00
                               ---------       ---------          ---------
Primary spread                     2.12%          2.29%             2.15%
                               =========       =========          =========


     The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). As previously discussed, there is a two month reporting lag for the COFI and a one month reporting lag for COSI. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

                                    TABLE 22

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                      Three Months Ended               Three Months Ended
                                        March 31, 2000                   March 31, 1999
                                -------------------------------  -------------------------------
                                            Annualized  End of                Annualized  End of
                                 Average     Average    Period      Average     Average   Period
                                Balances      Yield      Yield     Balances     Yield     Yield
                                ----------  ----------  -------  -----------  ---------  -------
   ASSETS
   Investment Securities       $ 2,361,747      6.05%    6.38%  $ 3,137,843      5.05%    5.55%
   Mortgage-backed securities   11,561,376      7.31%    7.36%    9,616,161      7.02%    7.02%
   Loans receivable (a)         29,254,773      7.34%    7.36%   26,091,677      7.30% .  7.25%
   Invest.  in capital  stock      576,197      5.87%    5.83%      787,243      5.25%    5.32%
     of FHLBs
                                ----------  ----------           -----------  ---------
   Interest-earning assets     $43,754,093      7.25%           $39,632,924      7.01%
                                ==========  ==========           ===========  =========

   LIABILITIES
   Deposits:
       Checking accounts       $   121,679      2.28%    3.10%  $   101,954      2.10%    2.15%
       Savings accounts          9,381,502      3.89%    3.86%    9,417,551      3.87%    4.03%
       Term accounts            19,124,735      5.19%    5.34%   17,529,218      4.93%    4.91%
                                ----------  ----------  -------  -----------  ---------  -------
           Total deposits       28,627,916      4.75%    4.84%   27,048,723      4.55%    4.58%
   Advances from FHLBs           9,971,321      5.80%    5.87%    6,139,080      5.65%    5.50%
   Reverse repurchases           1,190,630      5.60%    5.57%    1,028,059      5.27%    5.31%
   Other borrowings              1,259,344      6.91%    7.69%    2,444,971      5.95%    6.97%
                                ----------  ----------           -----------  ---------
   Interest-bearing            $41,049,211      5.10%           $36,660,833      4.85%
   liabilities
                                ==========  ==========           ===========  =========

   Annualized net interest                      2.15%                            2.16%
     spread
                                            ==========                        =========
   Net interest income         $   269,631                      $   250,701
                                ==========                       ===========
   Annualized  net  yield  on
   average interest-earning
   assets                                       2.46%                            2.53%
                                            ==========                        =========

(a)  Includes nonaccrual loans (90 days or  more past due).

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 2000 and 1999.

                                    TABLE 23

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                          Three Months Ended
                                                               March 31
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
   Interest on loans                                        65.0%         65.3%
   Interest on mortgage-backed securities                   25.6          23.1
   Interest and dividends on investments                     5.3           6.8
                                                        ---------     ---------
                                                            95.9          95.2
   Less:
     Interest on deposits                                   41.2          42.1
     Interest on advances and other borrowings              22.1          18.7
                                                        ---------     ---------
                                                            63.3          60.8

   Net interest income                                      32.6          34.4
     Provision for loan losses                                .1            .1
                                                        ---------     ---------
   Net interest income after provision for loan losses      32.5          34.3

   Add:
     Fees                                                    2.0           2.2
     Gain on the sale of securities, MBS, and loans          0.2           1.4
     Other non-interest income                               1.9           1.2
                                                        ---------     ---------
                                                             4.1           4.8
   Less:
     General and administrative expenses                    12.1          12.7
     Taxes on income                                         9.2           9.9
                                                        ---------     ---------
   Net earnings                                             15.3%         16.5%
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

     Interest rate swap activity increased net interest income by $1.2 million for the three months ended March 31, 2000, as compared to a decrease of $2.7 million for the same period in 1999.

     The following table summarizes the unrealized gains and losses for interest rate swaps at March 31, 2000 and 1999.

                                    TABLE 24

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                        March 31, 2000                             March 31, 1999
                            ----------------------------------------   ----------------------------------------
                                                            Net                                        Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses      Gain (Loss)       Gains        Losses      Gain (Loss)
                            ------------  ------------  ------------   ------------  ------------  ------------
Interest rate swaps:
  Receive fixed               $       6     $  (2,928)   $  (2,922)    $    5,021    $      -0-    $   5,021
  Pay fixed                       9,239        (4,104)       5,135            108       (31,978)     (31,870)
                            ------------  ------------  ------------   ------------  ------------ -------------
                              $   9,245     $  (7,032)   $   2,213     $    5,129    $  (31,978)   $ (26,849)
                            ============  ============  ============   ============  ============ =============


                                    TABLE 25

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                            Three Months Ended
                                              March 31, 2000
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 1999                $   263         $   727
Additions                                       -0-             -0-
Maturities                                      (20)            (5)
                                        ------------    ------------
Balance at March 31, 2000                   $   243         $   722
                                        ============    ============


     The range of floating interest rates received on swap contracts in the first three months of 2000 was 5.98% to 6.44%, and the range of floating interest rates paid on swap contracts was 6.00% to 6.26%. The range of fixed interest rates received on swap contracts in the first three months of 2000 was 5.50% to 8.85% and the range of fixed interest rates paid on swap contracts was 5.50% to 7.06%.

     INTEREST ON LOANS

     In the first quarter of 2000, interest on loans was higher than in the comparable 1999 period by $61 million or 12.8%. The increase in the first quarter of 2000 was due to a $3.1 billion increase in the average portfolio balance and a nine basis point increase in the average portfolio yield.

     INTEREST ON MORTGAGE-BACKED SECURITIES

     In the first quarter of 2000, interest on mortgage-backed securities was higher than in the comparable 1999 period by $43 million or 25.2%. The 2000 increase was due primarily to a $2.0 billion increase in the average portfolio balance and a 22 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio is primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on page 13.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the first quarter of 2000, interest and dividends on investments was lower than in the comparable 1999 period by $6 million or 11.6%. The decrease was primarily due to a $776 million decrease in the average portfolio balance, which was partially offset by a 93 basis point increase in the average portfolio yield.

     INTEREST ON DEPOSITS

     In the first quarter of 2000, interest on deposits increased by $32 million or 10.5% from the comparable period in 1999. The first quarter increase was due to a $1.6 billion increase in the average balance of deposits and a 14 basis point increase in the average cost of deposits.

     INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the first quarter of 2000, interest on advances and other borrowings increased by $46 million or 33.8% from the comparable period of 1999. The first quarter increase was primarily due to a $2.7 billion increase in the average balance and a 24 basis point increase in the average cost of these borrowings.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $969 thousand for the three months ended March 31, 2000, compared to $574 thousand for the same period in 1999. The low provisions in 2000 and 1999 were due to declining nonperforming assets as a result of the strong housing market and economy.

     GENERAL AND ADMINISTRATIVE EXPENSES

     For the first quarter of 2000, general and administrative expenses (G&A) were $100 million compared to $93 million for the comparable period in 1999. G&A as a percentage of average assets on an annualized basis was .92% for the first quarter of 2000 compared to .97% for the same period in 1999. G&A expenses increased in 2000 because of ongoing investments in personnel, facilities, and technology.

     TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings were 37.7% for the first quarter of 2000 compared to 37.4% for the same period a year ago.

     LIQUIDITY AND CAPITAL RESOURCES

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at March 31, 2000, and 1999, and December 31, 1999, see the Cash and Investments section on page 12.

     WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, wholesale certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at March 31, 2000, and 1999, and December 31, 1999, see the Cash and Investments section on page 12.

     WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities; and borrowings from affiliates.

     The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $117 thousand for the year ended December 31, 1999), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 24), and general and administrative expenses. At March 31, 2000 and 1999, and December 31, 1999, Golden West's total cash and investments amounted to $575 million, $848 million, and $761 million, respectively. Included in the cash and investments above are notes receivable from WFSB in the amounts of $500 million at March 31, 2000, $600 million at March 31, 1999, and $604 million at December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 28. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at March 31, 2000, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      May 2, 2000 - Annual Meeting

                                                                                                           Broker
                                                   For           Against      Withheld       Abstain      Non-Vote
                                             ----------------  ------------  ------------  ------------  ------------
(b)       Directors elected:

          Maryellen B. Cattani                   145,651,076                     751,737
          Kenneth T. Rosen                       145,650,176                     752,637
          Herbert M. Sandler                     145,651,376                     751,437

(c)       Ratification of Auditors:

          Appointment of Deloitte & Touche
          LLP, independent public accountants,
          for the fiscal year 2000               145,992,329        52,803                     357,681

Other  Directors  continuing in office are:
Louis J. Galen, Antonia Hernandez, Patricia A. King, Bernard A. Osher, Marion O. Sandler, and Leslie Tang Schilling

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

         Exhibit No. Description
         ----------- ------------
               3(a) Certificate  of  Incorporation,  as amended,  and amendments thereto, are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1990.

               3(b) By-Laws of the Company, as amended in 1997, are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1997.

               4(a) The  Registrant  agrees to furnish to the  Commission,  upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

               10(a)1996 Stock  Option  Plan,  as amended,  is  incorporated  by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 1996, for the Company's 1996 Annual Meeting of Stockholders.

               10(b)Annual  Incentive Bonus Plan is incorporated by reference to
                    Exhibit A of the  Company's  Definitive  Proxy  Statement on
                    Schedule 14A, filed on March 16, 1998, for the Company's 1998 Annual Meeting of Stockholders.

               10(c)Deferred  Compensation  Agreement  between  the  Company and
                    James T. Judd is incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

               10(d)Deferred  Compensation  Agreement  between  the  Company and
                    Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

         Exhibit No. Description
         ----------  -----------

               10(e)Form  of  Supplemental   Retirement  Agreement  between  the
                    Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

               10(f)Operating  lease  on  Company  headquarters  building,  1901
                    Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

               11   Statement of Computation of Earnings Per Share

               27   Financial Data Schedule



     (b)  Reports on Form 8-K

          The Registrant did not file any current reports on Form 8-K with the Commission during the first three months of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLDEN WEST FINANCIAL CORPORATION


Dated:  May 15, 2000                    /s/  Russell W. Kettell
                                        ----------------------------------------
                                        Russell W. Kettell
                                        President and
                                        Chief Financial Officer


                                        /s/  William C. Nunan
                                        ----------------------------------------
                                        William C. Nunan
                                        Chief Accounting Officer