Form 10-Q
period 2000-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2000-08-14
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended June 30, 2000                Commission File Number 1-4629


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

         The number of shares outstanding of the registrant's common stock on July 31, 2000, was 157,981,083 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six month periods have been included. The operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                          June 30       June 30      December 31
                                                                           2000           1999           1999
                                                                        ------------  -------------  -------------
                                                                               (Unaudited)
                                                                        ---------------------------
Assets:
  Cash                                                                  $   254,442   $    240,911   $    333,793
  Securities available for sale at fair value                               234,629        380,541        319,444
  Other investments at cost                                                 302,252        316,880        467,156
  Purchased mortgage-backed securities available for sale                    71,113         92,879         79,009
  Purchased mortgage-backed securities held to maturity                     410,054        476,598        434,711
  Mortgage-backed securities with recourse held to maturity              13,651,191     11,433,486     11,147,901
  Loans receivable                                                       31,683,917     23,485,887     27,919,817
  Interest earned but uncollected                                           218,351        175,806        175,351
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         783,667        534,443        541,013
  Real estate held for sale or investment                                    12,804         24,294         13,711
  Other assets                                                              926,425        591,034        431,806
  Premises and equipment--at cost less accumulated depreciation             299,039        274,214        278,493
                                                                        ------------  -------------  -------------
                                                                        $48,847,884    $38,026,973    $42,142,205
                                                                        ============  =============  =============

Liabilities and Stockholders' Equity:
  Deposits                                                              $27,726,782    $26,335,706    $27,714,910
  Advances from Federal Home Loan Banks                                  15,231,522      6,111,398      8,915,218
  Securities sold under agreements to repurchase                          1,160,536        684,938      1,045,176
  Accounts payable and accrued expenses                                     373,852        582,482        183,571
  Taxes on income                                                           332,104        333,282        275,526
  Subordinated notes--net of discount                                       713,377        812,438        812,950
  Stockholders' equity                                                    3,309,711      3,166,729      3,194,854
                                                                        ------------  -------------  -------------
                                                                        $48,847,884    $38,026,973    $42,142,205
                                                                        ============  =============  =============



                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                      Three Months Ended              Six Months Ended
                                                           June 30                        June 30
                                                 ----------------------------   -----------------------------
                                                    2000            1999            2000            1999
                                                 ------------    ------------   -------------    ------------
  Interest Income:
      Interest on loans                           $  595,615      $  445,358     $ 1,132,702      $  921,602
      Interest on mortgage-backed securities         231,982         189,363         443,299         358,114
      Interest and dividends on investments           64,795          50,577         108,945         100,543
                                                 ------------    ------------   -------------    ------------
                                                     892,392         685,298       1,684,946       1,380,259
  Interest Expense:
      Interest on deposits                           358,313         306,067         698,323         613,634
      Interest on advances                           206,925          82,429         351,415         169,180
      Interest on repurchase agreements               21,969          18,743          38,633          32,290
      Interest on other borrowings                    24,658          29,553          46,417          65,948
                                                 ------------    ------------   -------------    ------------
                                                     611,865         436,792       1,134,788         881,052
                                                 ------------    ------------   -------------    ------------
          Net Interest Income                        280,527         248,506         550,158         499,207
  Provision for (recovery of) loan losses              3,842            (727)          4,811            (153)
                                                 ------------    ------------   -------------    ------------
          Net Interest Income after Provision
              for (Recovery of) Loan Losses          276,685         249,233         545,347         499,360
  Noninterest Income:
      Fees                                            18,445          16,762          34,687          32,921
      Gain on the sale of securities, MBS, and loans   1,833           8,249           3,271          18,312
      Other                                           19,647          17,537          35,458          26,614
                                                 ------------    ------------   -------------    ------------
                                                      39,925          42,548          73,416          77,847
  Noninterest Expense:
      General and administrative:
          Personnel                                   58,125          52,418         115,405         104,216
          Occupancy                                   17,549          16,417          34,607          32,704
          Deposit insurance                            1,442           1,345           2,854           2,738
          Advertising                                  1,488           3,029           3,662           5,208
          Other                                       23,783          22,817          45,819          44,206
                                                 ------------    ------------   -------------    ------------
                                                     102,387          96,026         202,347         189,072

  Earnings before Taxes on Income                    214,223         195,755         416,416         388,135
      Taxes on Income                                 80,961          73,368         157,220         145,380
                                                 ------------    ------------   -------------    ------------
  Net Earnings                                    $  133,262      $  122,387     $   259,196      $  242,755
                                                 ============    ============   =============    ============

  Basic Earnings Per Share                        $    .84        $      .73     $      1.63      $     1.44
                                                 ============    ============   =============    ============

  Diluted Earnings Per Share                      $    .84        $      .72     $      1.62      $     1.43
                                                 ============    ============   =============    ============



                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended               Six Months Ended
                                                                  June 30                         June 30
                                                        ----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                        ------------    ------------    ------------   -------------
Cash Flows from Operating Activities:
  Net earnings                                           $  133,262      $  122,387      $  259,196      $  242,755
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Provision for (recovery of) loan losses                   3,842            (727)          4,811            (153)
    Amortization of net loan (fees), costs, and (discounts)   1,973          (4,325)          2,944         (10,519)
    Depreciation and amortization                             7,333           7,029          14,367          13,966
    Loans originated for sale                               (59,709)       (316,881)       (114,455)       (603,945)
    Sales of loans                                           62,787         425,419         135,296         960,763
    Decrease (increase) in interest earned but uncollected  (24,635)         10,955         (40,270)         33,522
    Federal Home Loan Bank stock dividends                  (17,479)         (7,985)        (25,259)        (28,952)
    Increase in other assets                               (160,140)       (121,119)       (494,859)       (227,363)
    Increase in accounts payable and accrued expenses        71,254          35,279         188,609         102,134
    Increase (decrease) in taxes on income                   (3,856)        (38,213)         72,175          24,427
    Other, net                                               (5,629)         (1,330)         (7,063)         (2,579)
                                                        ------------    ------------    ------------   -------------
      Net cash provided by (used in) operating activities      9,003         110,489          (4,508)        504,056

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio       (5,615,895)     (2,553,140)     (9,327,560)     (4,344,056)
    Real estate loans purchased                                 (10)           (475)           (195)           (935)
    Other, net                                              (67,008)        (26,553)       (110,354)        (37,134)
                                                        ------------    ------------    ------------   -------------
                                                         (5,682,913)     (2,580,168)     (9,438,109)     (4,382,125)
  Real estate loan principal payments:
    Monthly payments                                        136,796         143,282         277,249         295,212
    Payoffs, net of foreclosures                          1,050,072       1,258,866       1,846,865       2,427,824
                                                        ------------    ------------    ------------   -------------
                                                          1,186,868       1,402,148       2,124,114       2,723,036

  Repayments of mortgage-backed securities                  547,467         795,041       1,032,943       1,545,868
  Proceeds from sales of real estate                         11,857          27,396          24,668          67,803
  Purchases of securities available for sale             (1,659,473)     (1,315,052)     (3,087,492)     (1,465,066)
  Sales of securities available for sale                        -0-              10             -0-              19
  Matured securities available for sale                   1,863,030       1,271,205       3,139,046       1,425,413
  Decrease in other investments                             786,247         838,116         164,904         105,505
  Purchases of Federal Home Loan Bank stock                (140,657)            -0-        (262,920)            -0-
  Redemption of Federal Home Loan Bank stock                 42,795         266,815          42,795         266,815
  Additions to premises and equipment                       (17,613)         (9,047)        (36,017)        (17,444)
                                                        ------------    ------------    ------------   -------------
    Net cash provided by (used in) investing activities  (3,062,392)        696,464      (6,296,068)        269,824



                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                              Three Months Ended               Six Months Ended
                                                                    June 30                         June 30
                                                          -------------   ------------    ----------------------------
                                                              2000           1999            2000            1999
                                                          -------------   ------------    ------------    ------------
   Cash Flows from Financing Activities:
     Net increase (decrease) in deposits                    $ (247,470)   $   (59,734)     $   11,872      $  116,611
     Additions to Federal Home Loan Bank advances            3,515,420          4,430       7,632,070       1,513,080
     Repayments of Federal Home Loan Bank advances            (507,972)        (7,579)     (1,315,767)     (1,565,152)
     Proceeds from agreements to repurchase securities       2,400,087      4,000,156       3,107,074       4,000,251
     Repayments of agreements to repurchase securities      (2,106,600)    (4,007,842)     (2,991,714)     (4,567,782)
     Decrease in federal funds purchased                           -0-       (475,000)            -0-             -0-
     Repayment of subordinated debt                                -0-       (100,000)       (100,000)       (100,000)
     Dividends on common stock                                  (8,288)        (7,833)        (16,694)        (15,754)
     Exercise of stock options                                   2,494          2,487           3,681           4,554
     Purchase and retirement of Company stock                  (17,507)      (112,101)       (109,297)       (169,652)
                                                          -------------   ------------    ------------    ------------
       Net cash provided by (used in) financing activities    3,030,164      (763,016)      6,221,225        (783,844)
                                                          -------------   ------------    ------------    ------------
   Net Increase (Decrease) in Cash                             (23,225)        43,937         (79,351)         (9,964)
   Cash at beginning of period                                 277,667        196,974         333,793         250,875
                                                          -------------   ------------    ------------    ------------
   Cash at end of period                                    $  254,442     $  240,911      $  254,442      $  240,911
                                                          =============   ============    ============    ============

   Supplemental cash flow information:
     Cash paid for:
       Interest                                             $  587,439     $  443,133     $ 1,074,974      $  878,526
       Income taxes                                             84,818        111,618          85,165         121,104
     Cash received for interest and dividends                  875,027        696,253       1,641,946       1,413,781
     Noncash investing activities:
       Loans converted from adjustable rate to fixed-rate        8,426        299,956          16,447         471,326
       Loans transferred to foreclosed real estate               9,382         18,496          21,112          38,568
       Loans securitized into MBS
         with recourse held to maturity                      3,249,414      3,700,579       3,562,114       3,700,579
       Loans repurchased from loans securitized into MBS
         with recourse held to maturity                         33,039         87,312          73,441         160,024




                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                       For the Six Months Ended June 30, 2000
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                             Additional                     Other          Total
                                  Common      Paid-in      Retained     Comprehensive   Stockholders'  Comprehensive
                                   Stock      Capital      Earnings        Income          Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------
Balance at January 1, 2000        $ 16,136    $ 135,555    $2,885,346     $   157,817    $ 3,194,854
Comprehensive income:
  Net earnings                         -0-          -0-       259,196             -0-        259,196     $   259,196
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-           -0-         (22,029)       (22,029)        (22,029)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   237,167
                                                                                                       ==============
Common stock issued upon
  exercise of stock options,
  including tax benefits                26        3,655          -0-              -0-          3,681
Purchase and retirement of
  Company stock                       (367)         -0-     (108,930)             -0-       (109,297)
Cash dividends on common
  stock ($.105 per share)              -0-          -0-      (16,694)             -0-        (16,694)
                                 ----------  -----------   ----------   --------------  -------------
Balance at June 30, 2000          $ 15,795    $ 139,210    $3,018,918     $   135,788    $ 3,309,711
                                 ==========  ===========   ==========   ==============  =============

                                                       For the Six Months Ended June 30, 1999
                                 ------------------------------------------------------------------------------------
                                                                         Accumulated
                                             Additional                     Other          Total
                                  Common      Paid-in      Retained     Comprehensive   Stockholders'  Comprehensive
                                   Stock      Capital      Earnings        Income          Equity         Income
                                 ----------  -----------   ----------   --------------  -------------  --------------
Balance at January 1, 1999         $ 5,686    $ 122,159    $2,781,925     $   214,548    $ 3,124,318
Comprehensive income:
  Net earnings                         -0-          -0-       242,755             -0-        242,755     $   242,755
  Change in unrealized gains on
    securities available for sale,
    net of tax                         -0-          -0-           -0-         (18,742)       (18,742)        (18,742)
  Reclassification adjustment
    for gains included in income       -0-          -0-           -0-            (750)          (750)           (750)
                                                                                                       --------------
    Comprehensive Income                                                                                 $   223,263
                                                                                                       ==============
Common stock issued upon
  exercise of stock options,
  including tax benefits                17        4,537          -0-              -0-          4,554
Purchase and retirement of
  Company stock                       (178)         -0-     (169,474)             -0-       (169,652)
Cash dividends on common
  stock ($.0934 per share)             -0-          -0-      (15,754)             -0-        (15,754)
                                 ----------  -----------   ----------   --------------  -------------
Balance at June 30, 1999           $ 5,525    $ 126,696    $2,839,452     $   195,056    $ 3,166,729
                                 ==========  ===========   ==========   ==============  =============


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1999, as well as certain material changes in results of operations during the three and six month periods ended June 30, 2000 and 1999, respectively.

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

         NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS 133 had been adopted at June 30, 2000, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         June 30          June 30         December 31
                                                           2000            1999              1999
                                                       -------------    ------------     --------------
 Assets                                                $ 48,847,884    $  38,026,973     $  42,142,205
  Loans receivable including mortgage-backed securities  45,816,275       35,488,850        39,581,438
 Deposits                                                27,726,782       26,335,706        27,714,910
 Stockholders' equity                                     3,309,711        3,166,729         3,194,854
 Stockholders' equity/total assets                            6.78%            8.33%             7.58%
 Book value per common share                           $      20.95    $       19.10     $       19.80
 Common shares outstanding                              157,948,933      165,757,797       161,357,833
 Diluted common shares outstanding                      159,750,271      167,407,317       162,607,506
 Yield on loan portfolio                                      7.53%            7.06%             7.16%
 Yield on mortgage-backed securities                          7.49%            7.07%             7.17%
 Yield on investments                                         7.76%            6.45%             5.88%
 Yield on earning assets                                      7.52%            7.06%             7.15%
 Cost of deposits                                             5.11%            4.50%             4.69%
 Cost of borrowings                                           6.43%            5.59%             5.77%
 Cost of funds                                                5.61%            4.75%             5.00%
 Yield on earning assets less cost of funds                   1.91%            2.31%             2.15%
 Ratio of nonperforming assets to total assets                 .45%             .69%              .56%
 Ratio of troubled debt restructured to total assets           .01%             .04%              .03%
 World Savings Bank, a Federal Savings Bank:
   Total assets                                        $ 44,856,959     $ 33,277,749      $ 37,835,121

   Net worth                                              2,713,085        2,337,301         2,514,191
   Net worth/total assets                                     6.05%            7.02%             6.65%
   Regulatory capital ratios:
     Core capital                                             6.05%            7.01%             6.64%
     Risk-based capital                                      10.98%           12.95%            11.95%
 World Savings and Loan Association:
   Total assets                                         $ 4,712,828      $ 6,010,867      $  5,051,847
   Net worth                                                574,462          743,145           540,224
   Net worth/total assets                                    12.19%           12.36%            10.69%
   Regulatory capital ratios:
     Core capital                                             9.60%            9.52%             7.86%
     Risk-based capital                                      18.62%           18.60%            15.47%
 World Savings Bank, a State Savings Bank:
   Total assets                                         $ 4,516,249      $ 3,536,112      $  3,530,548
   Net worth                                                233,350          194,087           202,846
   Net worth/total assets                                     5.17%            5.49%             5.75%
   Regulatory capital ratios:
     Tier 1 leverage capital                                  5.21%            5.41%             5.66%
     Total risk-based capital                                24.66%           26.21%            26.93%




                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended           Six Months Ended
                                                              June 30                      June 30
                                                      -------------------------   --------------------------
                                                         2000          1999          2000           1999
                                                      -----------   -----------   ------------   -----------
  New real estate loans originated                   $ 5,675,604   $ 2,870,021    $ 9,442,015   $ 4,948,001
  Fully indexed rate on new real estate loans              8.12%         7.55%          8.04%         7.57%
  Current rate on new real estate loans (a)                6.15%         6.06%          6.11%         6.09%
  New adjustable rate mortgages as a percentage of
  new real estate loans originated                        96.47%        87.98%         96.43%        84.68%
  Increase (decrease)in deposits(b)(c)               $  (247,470)  $   (59,734)   $    11,872   $   116,611
  Net earnings                                           133,262       122,387        259,196       242,755
  Basic earnings per share                                   .84           .73           1.63          1.44
  Diluted earnings per share                                 .84           .72           1.62          1.43
  Cash dividends on common stock                           .0525         .0467           .105         .0934
  Average common shares outstanding                  157,999,885   167,665,377    158,979,248   168,698,412
  Average diluted common shares outstanding          159,593,955   169,297,215    160,227,370   170,303,505
  Ratios:(d)
    Net earnings/average net worth (ROE)                  16.32%        15.42%         16.00%        15.37%
    Net earnings/average assets (ROA)                      1.13%         1.28%          1.15%         1.27%
    Net interest income/average assets                     2.39%         2.59%          2.44%         2.60%
    General and administrative expense/average assets       .87%         1.00%           .90%          .99%
    Efficiency ratio (e)                                  31.95%        32.99%         32.45%        32.77%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) Includes a decrease of $750 million and $600 million of wholesale deposits for the three and six months ended June 30, 2000, respectively.
(c) Includes the effect of the sale of three branches with a total of $119 million in deposits during the second quarter of 1999.
(d) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six-month period and dividing by four and seven, respectively.
(e) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

         FINANCIAL CONDITION

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 2000 and 1999, and December 31, 1999. The reader is referred to page 53 of the Company's 1999 Annual Report on Form 10-K for similar information for the years 1996 through 1999 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                 June 30
                                                           --------------------           December 31
                                                            2000         1999                1999
                                                           -------      -------          -------------
     Assets:
          Cash and investments                                1.6%         2.5%                   2.7%
          Loans receivable including mortgage-backed
             securities                                      93.8         93.4                   93.9
          Other assets                                        4.6          4.1                    3.4
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
                                                           =======      =======                =======
       Liabilities and Stockholders' Equity:
          Deposits                                           56.8%        69.3%                  65.8%
          Federal Home Loan Bank advances                    31.2         16.1                   21.2
          Securities sold under agreements to repurchase      2.4          1.8                    2.5
          Other liabilities                                   1.4          2.4                    1.0
          Subordinated debt                                   1.4          2.1                    1.9
          Stockholders' equity                                6.8          8.3                    7.6
                                                           -------      -------                -------
                                                            100.0%       100.0%                 100.0%
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

         The following gap table shows that, as of June 30, 2000, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index
(COSI). The COSI in effect in the current month reflects the actual Golden West Cost of Savings at the end of the previous month. Therefore, there is a one-month reporting lag for these types of loans.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 2000
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                       -------------------------------------------------------------------
                                         0 - 3         4 - 12        1 - 5         Over 5
                                         Months        Months        Years          Years        Total
                                       -----------   -----------   -----------   ------------  -----------
Interest-Earning Assets:
  Investments                            $    472    $      -0-      $     17       $     48     $    537
  Mortgage-backed securities               12,753           147           603            629       14,132
  Loans receivable:
    Rate-sensitive                         27,754         2,249           285            -0-       30,288
    Fixed-rate                                 36            86           377            823        1,322
  Other(b)                                    969           -0-           -0-            -0-          969
  Impact of interest rate swaps               395           266          (661)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 42,379    $    2,748      $    621       $  1,500     $ 47,248
                                       ===========   ===========   ===========   ============  ===========
Interest-Bearing Liabilities:
  Deposits(c)                            $ 13,287    $   11,590      $  2,818       $     32     $ 27,727
  FHLB advances                            14,615           200           109            307       15,231
  Other borrowings                          1,161           115           598            -0-        1,874
  Impact of interest rate swaps               193           (23)         (170)           -0-          -0-
                                       -----------   -----------   -----------   ------------  -----------
Total                                    $ 29,256    $   11,882      $  3,355       $    339     $ 44,832
                                       ===========   ===========   ===========   ============  ===========

Repricing gap                            $ 13,123    $  (9,134)      $ (2,734)      $   1,161
                                       ===========   ===========   ===========   ============
Cumulative gap                           $ 13,123    $   3,989       $  1,255       $   2,416
                                       ===========   ===========   ===========   ============
Cumulative gap as a percentage of
    total assets                            26.9%         8.2%           2.6%
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

     CASH AND INVESTMENTS

     The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB) and World Savings and Loan Association (WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At June 30, 2000 and 1999 and at December 31, 1999, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas also requires insured institutions, such as World Savings Bank, SSB (WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

     At June 30, 2000 and 1999 and December 31, 1999, the Company had securities available for sale in the amount of $235 million, $381 million, and $319 million, respectively, including unrealized gains on securities available for sale of $223 million, $321 million, and $260 million, respectively. At June 30, 2000 and 1999 and December 31, 1999, the Company had no securities held for trading in its investment securities portfolio.

     Included in the Company's investment portfolio at June 30, 2000 and 1999 and December 31, 1999 were collateralized mortgage obligations (CMOs) in the amount of $65 million, $166 million, and $115 million, respectively. The Company holds CMOs on which both principal and interest are received. The Company does not hold any interest-only or principal-only CMOs. At June 30, 2000, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

     LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). MBS and MBS-REMICs are available to be used as collateral for borrowings. At June 30, 2000 and 1999 and December 31, 1999, the balance of loans receivable including mortgage-backed securities was $45.8 billion, $35.5 billion, and $39.6 billion, respectively. Included in the $45.8 billion at June 30, 2000 was $5.0 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $8.6 billion of MBS-REMICs, and $481 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $35.5 billion at June 30, 1999, was $3.3 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $8.1 billion of MBS-REMICs, and $569 million of purchased MBS.

                  MORTGAGE-BACKED SECURITIES

         At June 30, 2000 and 1999 and December 31, 1999, the Company had MBS held to maturity in the amount of $14.1 billion, $11.9 billion, and $11.6 billion, respectively. The increase in MBS from June 30, 1999 to June 30, 2000 was due to the securitization of $1.1 billion of adjustable rate mortgages
(ARMs) into FNMA MBS during the fourth quarter of 1999, the securitization of $1.5 billion of ARMs into FNMA MBS during the first six months of 2000, and the securitization of $2.0 billion of ARMs into MBS-REMICs during the second quarter of 2000. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

         At June 30, 2000 and 1999 and December 31, 1999, the Company had MBS available for sale in the amount of $71 million, $93 million, and $79 million, respectively, including unrealized gains on MBS available for sale of $1 million, $2 million, and $1 million, respectively. At June 30, 2000 and 1999 and December 31, 1999, the Company had no trading MBS.

         Repayments of MBS during the second quarter and first six months of 2000 were $547 million and $1.0 billion, respectively, compared to $795 million and $1.5 billion during the same periods of 1999. MBS repayments were lower during the first six months of 2000 as compared to the first six months of 1999 due to a decrease in the prepayment rate.

                  LOAN VOLUME

         New loan originations for the three and six months ended June 30, 2000, amounted to $5.7 billion and $9.4 billion, respectively, compared to $2.9 billion and $4.9 billion for the same periods in 1999. The record high volume of originations during 2000 was due to continued strong demand for adjustable rate loans, the Company's primary product. Refinanced loans constituted 31% and 34% of new loan originations for the three and six months ended June 30, 2000, compared to 43% and 46% for the three and six months ended June 30, 1999.

         Loans originated for sale amounted to $60 million and $114 million for the three and six months ended June 30, 2000, compared to $317 million and $604 million for the same periods in 1999. The reduction in loans originated for sale in 2000 as compared to 1999 was attributable to the decrease in fixed-rate originations due to higher rates being charged on fixed-rate loans. During the second quarter and first six months of 2000, $8 million and $16 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $300 million and $471 million for the same periods in 1999. The Company continues to sell most of its new fixed-rate loans and for the three and six months ended June 30, 2000 the Company sold $63 million and $135 million of fixed-rate loans, respectively, compared to $425 million and $961 million for the same periods of 1999.

         At June 30, 2000, the Company had lending operations in 30 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 2000, 60% and 61% of total loan originations were on residential properties in California compared to 65% and 64% for the same periods in 1999. The five largest states, other than California, for originations for the six months ended June 30, 2000 were Florida, Texas, New Jersey, Washington, and Colorado with a combined total of 20% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 63% at June 30, 2000 compared to 65% and 64% at June 30, 1999 and December 31, 1999.

         Golden West originates adjustable rate mortgages tied to various indexes, principally the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

         The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2000 and 1999.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                  Three Months Ended              Six Months Ended
                                        June 30                        June 30
                              ----------------------------   ----------------------------
        ARM Index                2000            1999           2000            1999
--------------------------    ------------   -------------   ------------    ------------
COFI                          $ 1,758,896     $   761,557    $ 2,866,783     $ 1,310,190
COSI                            3,507,389       1,730,440      5,836,576       2,807,828
TCM                               209,148          33,091        401,559          71,741
                              ------------   -------------   ------------    ------------
                              $ 5,475,433     $ 2,525,088    $ 9,104,918     $ 4,189,759
                              ============   =============   ============    ============


         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at June 30, 2000 and 1999 and December 31, 1999.

                                     TABLE 4

                      Adjustable Rate Mortgage Portfolio by
                   Index (Including ARM MBS with recourse and
                                 ARM MBS-REMICs)
                             (Dollars in thousands)

                                          June 30
                              --------------------------------     December 31
        ARM Index                 2000              1999              1999
--------------------------    --------------   ---------------   ---------------
COFI                           $ 26,874,901       $26,986,275      $ 26,217,670
COSI                             14,428,092         4,343,877         9,182,829
TCM                               1,538,953         1,210,583         1,266,541
Other                               149,656           165,118           152,470
                              --------------   ---------------   ---------------
                               $ 42,991,602       $32,705,853      $ 36,819,510
                              ==============   ===============   ===============


         The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first six months of 2000, 20% of loans originated exceeded 80% of the appraised value of the secured property, including $213 million of firsts and $1.7 billion of combined firsts and seconds.

         The Company takes steps to minimize the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. In addition, the Company carries pool mortgage insurance on most seconds not sold, such that the cumulative losses covered by this pool mortgage insurance are limited to 10% of the original balance of the insured pool.

         The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended June 30, 2000 and 1999.

                                     TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                         For the Three Months Ended        For the Six Months Ended
                                                   June 30                          June 30
                                        ------------------------------   ------------------------------
                                           2000              1999            2000             1999
                                        ------------      ------------   -------------     ------------
    First mortgages with loan to
    value ratios greater than 80%:
        With insurance                     $ 28,113         $  23,086       $  46,050        $  46,257
        With no insurance                   100,725            48,197         166,623           87,296
                                        ------------      ------------   -------------     ------------
                                            128,838            71,283         212,673          133,553
                                        ------------      ------------   -------------     ------------
    First and second mortgages with
    combined loan to value ratios
    greater than 80%:
        With pool insurance                 765,892            36,980       1,197,229           36,980
        With no insurance                   282,261           411,538         504,165          588,061
                                        ------------      ------------   -------------     ------------
                                          1,048,153           448,518       1,701,394          625,041
                                        ------------      ------------   -------------     ------------
        Total                           $ 1,176,991         $ 519,801     $ 1,914,067        $ 758,594
                                        ============      ============   =============     ============

         The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at June 30, 2000 and 1999.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                 As of June 30
                                        --------------------------------
                                            2000              1999
                                        --------------    --------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                        $   371,260       $   425,890
    With no insurance                         892,275           841,922
                                        --------------    --------------
                                            1,263,535         1,267,812
                                        --------------    --------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                     1,787,737            36,947
    With no insurance                         488,469           163,299
                                        --------------    --------------
                                            2,276,206           200,246
                                        --------------    --------------
    Total                                 $ 3,539,741       $ 1,468,058
                                        ==============    ==============


         The tables on the following two pages show the Company's loan portfolio by state at June 30, 2000 and 1999.



                                     TABLE 7

                             Loan Portfolio by State
                                  June 30, 2000
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total          a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $25,362,479    $3,395,439      $   174       $  25,248     $28,783,340       63.35%
Florida              2,176,946        14,753          -0-             415       2,192,114        4.82
Texas                1,842,343        54,591          307           1,136       1,898,377        4.18
New Jersey           1,623,540           -0-          -0-           2,983       1,626,523        3.58
Illinois             1,376,204       119,021          -0-             -0-       1,495,225        3.29
Washington             899,414       526,412          -0-             -0-       1,425,826        3.14
Colorado             1,162,879       182,164          -0-           5,102       1,350,145        2.97
Arizona                974,528        18,236          -0-             -0-         992,764        2.18
Pennsylvania           917,792         3,105          -0-           2,453         923,350        2.03
Other (b)            4,706,240        42,137           46           5,139       4,753,562       10.46
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $41,042,365    $4,355,858      $   527       $  42,476      45,441,226      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 deferred loan costs                                                       117,551
Loan discount on purchased loans                                                   (1,728)
Undisbursed loan funds                                                             (6,891)
Allowance for loan losses                                                        (234,834)
Loans to facilitate (LTF) interest reserve                                           (258)
Troubled debt restructured (TDR) interest reserve                                    (496)
Loans on deposits                                                                  20,538
                                                                              ------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                              45,335,108
Loans securitized into FNMA MBS with recourse and MBS-REMICs                  (13,651,191)(c)
                                                                              ------------
     Total loans receivable                                                   $31,683,917
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the June 30, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.



                                     TABLE 8

                             Loan Portfolio by State
                                  June 30, 1999
                             (Dollars in thousands)

                          Residential
                          Real Estate                          Commercial                     Loans as
                    -------------------------                     Real           Total          a% of
     State            1 - 4           5+          Land           Estate        Loans (a)      Portfolio
----------------   ------------   -----------   ----------    --------------   -----------   ------------
California         $19,585,296    $3,306,202      $   200       $  34,185     $22,925,883       65.30%
Florida              1,515,516        16,661            1             508       1,532,686        4.37
Texas                1,404,240        61,801          482           1,288       1,467,811        4.18
New Jersey           1,181,787           -0-          -0-           4,150       1,185,937        3.38
Illinois             1,110,849       132,960          -0-             -0-       1,243,809        3.54
Washington             578,534       447,979          -0-             670       1,027,183        2.93
Colorado               895,407       175,984          -0-           5,457       1,076,848        3.07
Arizona                754,233        22,462          -0-             -0-         776,695        2.21
Pennsylvania           656,849         4,125          -0-           2,775         663,749        1.89
Other (b)            3,158,073        41,450           59           8,445       3,208,027        9.13
                   ------------   -----------   ----------   -------------    ------------   ---------
  Totals           $30,840,784    $4,209,624      $   742       $  57,478      35,108,628      100.00%
                   ============   ===========   ==========   =============                   =========

SFAS 91 net deferred loan costs                                                    28,432
Loan discount on purchased loans                                                   (2,199)
Undisbursed loan funds                                                             (3,803)
Allowance for loan losses                                                        (233,471)
Loans to facilitate interest reserve                                                 (356)
Troubled debt restructured interest reserve                                        (1,414)
Loans on deposits                                                                  23,556
                                                                              ------------
  Total loan portfolio and loans securitized into FNMA MBS with recourse
  and MBS-REMIC                                                                34,919,373
Loans securitized into FNMA MBS with recourse and MBS-REMIC                   (11,433,486)(c)
                                                                              ------------
     Total loans receivable                                                   $23,485,887
                                                                              ============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the June 30, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMIC.

         The Company continues to emphasize ARM loans with interest rates that change monthly in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at June 30, 2000, compared to 92% at June 30, 1999 and 93% at December 31, 1999. The Company's ARM originations for the first half of 2000 constituted 96% of new mortgage loans made in 2000 compared to 85% for the first half of 1999.

         The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.35%, or 4.81% above the actual weighted average rate at June 30, 2000, versus 12.54%, or 5.55% above the weighted average rate at June 30, 1999.

         Approximately $5.0 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2000, $339 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.76% at June 30, 2000 compared to 7.62% at June 30, 1999. Without the floor, the average rate on these loans would have been 7.30% at June 30, 2000 and 7.11% at June 30, 1999.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 2000, loan repayments were $1.2 billion and $2.1 billion, respectively, compared to $1.4 billion and $2.7 billion in the same periods of 1999. The decrease in loan repayments was primarily due to a decrease in loan payoffs in the first six months of 2000.

         MORTGAGE SERVICING RIGHTS

         Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 2000 and 1999.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                Three Months Ended            Six Months Ended
                                                                     June 30                      June 30
                                                             -------------------------   -------------------------
                                                                 2000          1999          2000          1999
                                                             -----------   -----------   -----------   -----------
  Beginning balance of capitalized mortgage servicing rights   $ 35,096      $ 35,250      $ 37,295      $ 28,635
  New capitalized mortgage servicing rights from loan sales         663         7,491         1,485        16,459
  Amortization of capitalized mortgage servicing rights          (3,064)       (2,881)       (6,085)       (5,234)
                                                             -----------   -----------   -----------   -----------
  Ending balance of capitalized mortgage servicing rights      $ 32,695      $ 39,860      $ 32,695      $ 39,860
                                                             ===========   ===========   ===========   ===========

         The book value of Golden West's servicing rights did not exceed the fair value at June 30, 2000 or 1999 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                            June 30
                                                   --------------------------   December 31
                                                      2000           1999           1999
                                                   -----------    -----------   --------------
Non-accrual loans                                   $ 210,127      $ 239,937       $ 225,409
Real estate acquired through foreclosure                9,156         20,805          10,840
Real estate in judgment                                   452            439              69
                                                   -----------    -----------    ------------
Total nonperforming assets                          $ 219,735      $ 261,181       $ 236,318
                                                   ===========    ===========    ============

TDRs                                                $   4,053      $  15,896       $  10,542
                                                   ===========    ===========    ============

Ratio of NPAs to total assets                            .45%           .69%            .56%
                                                   ===========    ===========    ============

Ratio of TDRs to total assets                            .01%           .04%            .03%
                                                   ===========    ===========    ============

Ratio of NPAs and TDRs to total assets                   .46%           .73%            .59%
                                                   ===========    ===========    ============

         The lower NPAs at June 30, 2000 as compared to June 30, 1999 reflect the strong economy and housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $1 million and $2 million in the second quarter and first six months of 2000 compared to $1 million and $3 million for the same periods in 1999. Interest foregone on TDRs amounted to $46 thousand and $112 thousand for the three and six months ended June 30, 2000, compared to $108 thousand and $243 thousand for the three and six months ended June 30, 1999.

         The tables on the following page show the Company's nonperforming assets by state as of June 30, 2000 and 1999.



                                    TABLE 11

                          Nonperforming Assets by State
                                  June 30, 2000
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                  Real Estate Owned
                      ------------------------------------   --------------------------------
                          Residential        Commercial                          Commercial                 NPAs as
                          Real Estate           Real            Residential         Real        Total        a% of
      State             1 -4         5+        Estate         1 - 4       5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  -----------     --------  ---------  ---------   ----------    --------
California            $114,337      $  528      $   668      $ 4,548     $  -0-     $  -0-     $120,081       .42%
Florida                 16,757         -0-          178           78        -0-        -0-       17,013       .78
Texas                    8,759         -0-          -0-          670        -0-        -0-        9,429       .50
New Jersey              13,516         -0-          383          689        -0-        284       14,872       .91
Illinois                10,938         215          -0-          470        -0-        -0-       11,623       .78
Washington               2,887         -0-          -0-          118        -0-        -0-        3,005       .21
Colorado                 2,129         -0-          -0-          196        -0-        -0-        2,325       .17
Arizona                  4,575         -0-          -0-          -0-        -0-        -0-        4,575       .46
Pennsylvania             9,682         -0-          -0-        1,044        -0-        -0-       10,726      1.16
Other (c)               24,491          84          -0-        1,256        -0-        508       26,339       .55
                      ---------   ---------  -----------     --------  ---------  ---------   ----------    -----
  Totals              $208,071      $  827     $  1,229      $ 9,069     $  -0-     $  792      219,988       .48%
                      =========   =========  ===========     ========  =========  =========

REO general valuation allowance                                                                    (253)     (.00)
                                                                                              ----------     -----
Total nonperforming assets                                                                     $219,735       .48%
                                                                                              ==========     =====

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.

(b) The June 30, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.

(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                                  June 30, 1999
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                 Real Estate Owned
                      ----------------------------------   ---------------------------------
                          Residential       Commercial                          Commercial                 NPAs as
                          Real Estate          Real            Residential         Real        Total        a% of
      State             1 -4         5+       Estate        1 - 4        5+       Estate      NPAs(b)       Loans
------------------    ---------   ---------  ---------     --------   ---------  ---------    ---------    ---------
California            $148,755     $ 2,958    $ 1,787      $16,191      $  931      $ 129     $170,751       .74%
Florida                 14,346         -0-         29          755         -0-        -0-       15,130       .99
Texas                    7,850         -0-        -0-          393         -0-        -0-        8,243       .56
New Jersey              15,784         -0-        371          156         -0-        -0-       16,311      1.38
Illinois                11,069         216        -0-          667         -0-        -0-       11,952       .96
Washington               1,792         -0-        -0-           29         -0-        -0-        1,821       .18
Colorado                 2,249         -0-          3          372         -0-        -0-        2,624       .24
Arizona                  4,323         -0-        -0-           84         -0-        -0-        4,407       .57
Pennsylvania             8,155         -0-        -0-          267         -0-        -0-        8,422      1.27
Other (c)               17,256         997      1,997        1,776         -0-        -0-       22,026       .69
                      ---------   ---------  ---------     --------   ---------  ---------    ---------     -----
  Totals              $231,579     $ 4,171    $ 4,187      $20,690      $  931      $ 129      261,687       .75%
                      =========   =========  =========     ========   =========  =========

REO general valuation allowance                                                                   (506)     (.00)
                                                                                              ---------    -----
Total nonperforming assets                                                                    $261,181       .75%
                                                                                              =========    =====


(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The June 30, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMIC.
(c)  Includes states with loans less than 2% of total loans.

     The Company provides specific valuation allowances for losses on loans when impaired, and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate additions or reductions to the allowance needed to cover losses in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating possible losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings.

         The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2000 and 1999.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30                   June 30
                                                           ------------------------   -----------------------
                                                              2000         1999         2000         1999
                                                           -----------   ----------   ----------   ----------
  Beginning allowance for loan losses                       $ 233,016    $ 236,476    $ 232,134    $ 244,466
  Provision for (recovery of) losses charged to expense         3,842         (727)       4,811         (153)
  Net transfer of allowance (to) from reserve for losses
    on loans sold or securitized and retained                  (1,859)      (2,385)      (1,672)     (12,135)
  Less loans charged off                                         (269)        (225)        (620)         -0-
  Add recoveries                                                  104          332          181        1,293
                                                           -----------   ----------   ----------   ----------
  Ending allowance for loan losses                          $ 234,834    $ 233,471    $ 234,834    $ 233,471
                                                           ===========   ==========   ==========   ==========

  Ratio of net chargeoffs (recoveries) to average loans
    outstanding (including MBS with recourse)                    .00%         .00%         .00%        (.01%)
                                                           ===========   ==========   ==========   ==========

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

         The table below shows the changes in the reserve for losses on loans sold or securitized and retained for the three and six months ended June 30, 2000 and 1999.

                                    TABLE 14

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30                   June 30
                                                           ------------------------   -----------------------
                                                              2000         1999         2000         1999
                                                           -----------   ----------   ----------   ----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained           $ 15,438     $ 12,549     $ 15,572     $  2,256
  Initial recourse liability recognized at time of sale            34          463           87        1,006
  Net transfer from (to) allowance for loan losses              1,859        2,385        1,672       12,135
                                                           -----------   ----------   ----------   ----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained           $ 17,331     $ 15,397     $ 17,331     $ 15,397
                                                           ===========   ==========   ==========   ==========


         The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was 114.8% and 95.3% at June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, the ratio to total loans (including MBS with recourse and MBS-REMICs) and loans sold with recourse of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was .53% and .67%, respectively.

         DEPOSITS

         Retail deposits increased during the second quarter of 2000 by $503 million, including interest credited of $301 million, compared to a decrease of $60 million, including interest credited of $265 million, in the second quarter of 1999. Retail deposits increased during the first half of 2000 by $612 million, including interest credited of $568 million, compared to an increase of $117 million, including interest credited of $510 million, in the first half of 1999. During the second quarter of 1999, the Company sold three branches with a total of $119 million in deposits. Retail deposits increased during the first half of 2000 and 1999 primarily due to interest credited. At June 30, 2000 and 1999, transaction accounts (which includes checking, passbook, and money market accounts) represented 31% and 39%, respectively, of the total balance of deposits.

         The Company has a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). The Company's deposit balance as of December 31, 1999 included $600 million of these wholesale CDs. There were no outstanding wholesale CDs at June 30, 2000 or at June 30, 1999.

         The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 2000 and 1999.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                 June 30
                                                           ---------------------------------------------------
                                                                     2000                       1999
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts                       2.93%     $     116        3.42%     $     109
      Interest-bearing checking accounts swept
        into money market deposit accounts                     3.45          3,157        3.52          3,106
      Passbook accounts                                        1.48            469        1.82            507
      Money market deposit accounts                            4.27          4,739        4.39          6,540
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      5.75          9,129        4.40          5,270
        1 to 2 years                                           5.64          6,922        4.94          7,572
        2 to 3 years                                           5.52          1,400        5.27          1,379
        3 to 4 years                                           5.60            431        5.21            330
        4 years and over                                       5.90            655        5.72            950
      Retail jumbo CDs                                         5.56            709        4.70            573
      Wholesale CDs                                            0.00            -0-        0.00            -0-
                                                                        -----------               ------------
                                                                          $ 27,727                   $ 26,336
                                                                        ===========               ============


                                                                            2000                      1999
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                3.79%      $  8,481        3.99%      $ 10,262
        Maturity within one year                               5.64         16,396        4.83         14,645
        1 to 5 years                                           6.00          2,818        5.13          1,412
        Over 5 years                                           5.24             32        4.82             17
                                                                        -----------               ------------
                                                                          $ 27,727                   $ 26,336
                                                                        ===========               ============

* Weighted average interest rate, including the impact of interest rate swaps.

         At June 30, the weighted average cost of deposits was 5.11% (2000) and 4.50% (1999).

         ADVANCES FROM FEDERAL HOME LOAN BANKS

         The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $15.2 billion at June 30, 2000, compared to $6.1 billion and $8.9 billion at June 30, 1999, and December 31, 1999, respectively.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $1.2 billion, $685 million, and $1.0 billion at June 30, 2000 and 1999, and December 31, 1999, respectively.

         OTHER BORROWINGS

         At June 30, 2000, Golden West, at the holding company level, had a total of $713 million of subordinated debt issued and outstanding. As of June 30, 2000, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

         During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of June 30, 2000, WFSB had not issued any notes under this authority.

         During July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of preferred stock and debt securities. The Company has not issued any securities under this registration statement.

         STOCKHOLDERS' EQUITY

         The Company's stockholders' equity increased by $115 million during the first six months of 2000 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $109 million cost of the repurchase of Company stock. The Company's stockholders' equity increased during the first six months of 1999 by $42 million as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $170 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at June 30, 2000 and 1999, and December 31, 1999, were $136 million, $195 million, and $158 million, respectively.

         In 1999, the Company effected a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this 10-Q filing have been restated to reflect this stock dividend unless otherwise noted.

         Since 1993, through four separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of June 30, 2000, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 1993, of which 3.7 million shares were purchased and retired at a cost of $109 million during the first six months of 2000. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         REGULATORY CAPITAL

         The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 2000 and 1999.

                                    TABLE 16

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              June 30, 2000                                     June 30, 1999
              -----------------------------------------------   ----------------------------------------------
                     ACTUAL                  REQUIRED                  ACTUAL                  REQUIRED
              ----------------------   ----------------------   ----------------------   ---------------------
               Capital      Ratio       Capital      Ratio       Capital      Ratio       Capital      Ratio
              -----------  ---------   -----------  ---------   ----------   ---------   ----------   --------
  Tangible    $2,713,085    6.05%     $   672,890    1.50%     $2,336,862     7.01%     $  499,791     1.50%
  Core         2,713,085    6.05        1,794,373    4.00       2,336,862     7.01       1,332,775     4.00
  Risk-based   2,877,950   10.98        2,097,301    8.00       2,483,193    12.95       1,533,886     8.00


         The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 2000 and 1999.

                                    TABLE 17

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                               June 30, 2000                                      June 30, 1999
              ------------------------------------------------   ------------------------------------------------
                      ACTUAL                   REQUIRED                 ACTUAL                   REQUIRED
              -----------------------   ----------------------   ----------------------   -----------------------
               Capital       Ratio       Capital      Ratio       Capital       Ratio      Capital       Ratio
              -----------   ---------   -----------  ---------   -----------   --------   -----------   ---------
  Tangible     $ 439,198     9.60%       $  68,626     1.50%     $  548,213     9.52%      $  86,344     1.50%
  Core           439,198     9.60          183,003     4.00         548,213     9.52         230,252     4.00
  Risk-based     467,648    18.62          200,954     8.00         584,207    18.60         251,217     8.00


         In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

         The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of June 30, 2000, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

         The table below shows that WFSB's regulatory capital exceeded the requirements of the well-capitalized classification at June 30, 2000.

                                    TABLE 18

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                  ACTUAL                       WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                         $ 2,713,085        6.05%         $ 2,242,967        5.00%
        Tier 1 risk-based                  2,713,085       10.35            1,572,975        6.00
        Total risk-based                   2,877,950       10.98            2,621,626       10.00

         The table below shows that WSL's regulatory capital exceeded the requirements of the well-capitalized classification at June 30, 2000.

                                    TABLE 19

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                                    ACTUAL                     WELL-CAPITALIZED
                                           ------------------------       --------------------------
                                            Capital       Ratio              Capital        Ratio
                                           -----------   ----------       ------------   -----------
        Leverage                           $ 439,198        9.60%           $ 228,754        5.00%
        Tier 1 risk-based                    439,198       17.48              150,715        6.00
        Total risk-based                     467,648       18.62              251,192       10.00

         World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At June 30, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 20

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  June 30, 2000                                     June 30, 1999
                  -----------------------------------------------   ----------------------------------------------
                         ACTUAL                  REQUIRED                  ACTUAL                 REQUIRED
                  ----------------------   ----------------------   ----------------------  ----------------------
                   Capital       Ratio      Capital      Ratio       Capital      Ratio      Capital      Ratio
                  -----------   --------   -----------  ---------   ----------   ---------  -----------  ---------
  Tier 1 leverage   $ 233,350     5.21%     $ 134,278     3.00%      $ 194,087     5.41%      $ 107,577    3.00%
  Tier 1 risk-based   233,350    24.64         37,887     4.00         194,087    26.19          29,648    4.00
  Total risk-based    233,553    24.66         75,774     8.00         194,301    26.21          59,296    8.00


RESULTS OF OPERATIONS

         NET EARNINGS

         Net earnings for the three months ended June 30, 2000 were $133 million compared to net earnings of $122 million for the three months ended June 30, 1999. Net earnings for the six months ended June 30, 2000 were $259 million compared to net earnings of $243 million for the six months ended June 30, 1999. Net earnings increased for the first six months of 2000 as compared to the same period in 1999 as a result of increased net interest income which was partially offset by an increase in general and administrative expenses.

         SPREAD

         An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at June 30, 2000 and 1999 and December 31, 1999.

                                    TABLE 21

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                        June 30
                              ----------------------------       December 31
                                 2000            1999                1999
                              ------------    ------------       -------------
Yield on loan portfolio           7.53%           7.06%              7.16%
Yield on MBS                      7.49            7.07               7.17
Yield on investments              7.76            6.45               5.88
                              ---------       ---------          ---------
Yield on earning assets           7.52            7.06               7.15
                              ---------       ---------          ---------
Cost of deposits                  5.11            4.50               4.69
Cost of borrowings                6.43            5.59               5.77
                              ---------       ---------          ---------
Cost of funds                     5.61            4.75               5.00
                              ---------       ---------          ---------
Primary spread                    1.91%           2.31%              2.15%
                              =========       =========          =========

         The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). As previously discussed, there is a two month reporting lag for COFI and a one month reporting lag for COSI. On balance, the index lags and ARM structural features cause the Company's assets to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

                                    TABLE 22
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                      Three Months Ended               Three Months Ended
                                        June 30, 2000                    June 30, 1999
                                -------------------------------  -------------------------------
                                            Annualized  End of             Annualized   End of
                                Average     Average     Period   Average     Average    Period
                                Balances      Yield     Yield    Balances     Yield      Yield
                                ----------  ----------  -------  -----------  ---------  -------
   ASSETS
   Investment Securities       $ 2,956,673      6.49%    7.76%   $ 3,278,465    5.19%    6.45%
   Mortgage-backed securities   12,496,770      7.43%    7.49%    10,938,702    6.93%    7.07%
   Loans receivable (a)         31,493,046      7.57%    7.53%    24,633,968    7.23% .  7.06%
   Invest. in capital stock        703,810      9.55%    6.29%       597,545    5.38%    5.24%
     of FHLBs
                                ----------  ----------           -----------  ---------
   Interest-earning assets     $47,650,299      7.49%            $39,448,680    6.95%
                                ==========  ==========           ===========  =========
   LIABILITIES
   Deposits:
       Checking accounts       $   131,306      2.34%    2.93%   $   108,477    2.15%     3.42%
       Savings accounts          8,869,768      3.78%    3.80%    10,030,827    3.85%     3.99%
       Term accounts            19,744,895      5.55%    5.69%    16,977,162    4.92%     4.83%
                                ----------  ----------  -------  -----------  ---------  -------
           Total deposits       28,745,969      4.98%    5.11%    27,116,466    4.51%     4.50%
   Advances from FHLBs          13,535,342      6.12%    6.40%     6,112,877    5.39%     5.36%
   Reverse repurchases           1,458,960      6.02%    6.16%     1,497,923    5.01%     5.15%
   Other borrowings              1,389,851      7.10%    7.69%     1,963,444    6.02%     7.63%
                                ----------  ----------           -----------  ---------
  Interest-bearing liabilities $45,130,122      5.42%            $36,690,710    4.76%
                                ==========  ==========           ===========  =========
  Annualized net interest spread                2.07%                           2.19%
                                             ==========                       =========
  Net interest income          $   280,527                       $   248,506
                                ==========                       ===========
  Annualized net yield on
   average interest-earning assets              2.35%                           2.52%
                                             ==========                       =========

(a)  Includes nonaccrual loans (90 days or more past due).

                                    TABLE 23
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                       Six Months Ended                 Six Months Ended
                                        June 30, 2000                    June 30, 1999
                                -------------------------------  -------------------------------
                                            Annualized  End of              Annualized  End of
                                Average     Average     Period   Average     Average    Period
                                Balances      Yield     Yield    Balances     Yield      Yield
                                ----------  ----------  -------  -----------  ---------  -------
   ASSETS
   Investment Securities        $ 2,659,210      6.29%    7.76%  $ 3,208,154      5.12%    6.45%
   Mortgage-backed securities    12,118,877      7.32%    7.49%   10,430,900      6.87%    7.07%
   Loans receivable (a)          30,330,203      7.47%    7.53%   25,233,334      7.31%    7.06%
   Invest. in capital stock         635,567      7.95%    6.29%      678,314      5.41%    5.24%
     of FHLBs
                                ----------  ----------           -----------  ---------
   Interest-earning assets      $45,743,857      7.37%           $39,550,702      6.98%
                                ==========  ==========           ===========  =========
   LIABILITIES
   Deposits:
       Checking accounts        $   126,493      2.31%    2.93%    $ 105,216      2.13%    3.42%
       Savings accounts           9,191,983      3.81%    3.80%    9,744,626      3.85%    3.99%
       Term accounts             19,368,466      5.39%    5.69%   17,232,753      4.93%    4.83%
                                 ----------  ----------  -------  -----------  ---------  -------
           Total deposits        28,686,942      4.87%    5.11%   27,082,595      4.53%    4.50%
   Advances from FHLBs           11,788,452      5.96%    6.40%    6,230,228      5.41%    5.36%
   Reverse repurchases            1,324,795      5.83%    6.16%    1,344,277      4.80%    5.15%
   Other borrowings               1,324,598      7.01%    7.69%    2,122,922      6.21%    7.63%
                                ----------  ----------           -----------  ---------
   Interest-bearing             $43,124,787      5.26%           $36,780,022      4.79%
   liabilities                  ==========  ==========           ===========  =========

   Annualized net interest spread                2.11%                            2.19%
                                            ==========                        =========
   Net interest income          $ 550,158                         $ 499,207
                                ==========                       ===========
   Annualized net yield on
   average interest-earning assets               2.41%                            2.52%
                                            ==========                        =========

(a)  Includes nonaccrual loans (90 days or  more past due).

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 2000 and 1999.

                                    TABLE 24

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                        Three Months Ended         Six Months Ended
                                                             June 30                   June 30
                                                      -----------------------   -----------------------
                                                        2000         1999         2000          1999
                                                      ----------   ----------   ----------    ---------
Interest on loans                                          63.9%        61.2%        64.4%        63.1%
Interest on mortgage-backed securities                     24.9         26.0         25.2         24.6
Interest and dividends on investments                       6.9          7.0          6.2          6.9
                                                      ----------   ----------   ----------    ---------
                                                           95.7         94.2         95.8         94.6
Less:
  Interest on deposits                                     38.4         42.1         39.7         42.1
  Interest on advances and other borrowings                27.2         18.0         24.8         18.3
                                                      ----------   ----------   ----------    ---------
                                                           65.6         60.1         64.5         60.4

Net interest income                                        30.1         34.1         31.3         34.2
  Provision for (recovery of) loan losses                    .4          (.1)          .3          0.0
                                                      ----------   ----------   ----------    ---------
Net interest income after provision for
  (recovery of) loan losses                                29.7         34.2         31.0         34.2

Add:
  Fees                                                      2.0          2.3          2.0          2.3
  Gain on the sale of securities, MBS, and loans             .2          1.1           .2          1.3
  Other non-interest income                                 2.1          2.4          2.0          1.8
                                                      ----------   ----------   ----------    ---------
                                                            4.3          5.8          4.2          5.4
Less:
  General and administrative expenses                      11.0         13.2         11.5         13.0
  Taxes on income                                           8.7         10.0          9.0         10.0
                                                      ----------   ----------   ----------    ---------
Net earnings                                               14.3%        16.8%        14.7%        16.6%
                                                      ==========   ==========   ==========    =========

         INTEREST RATE SWAPS

         The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

         Interest rate swap activity decreased net interest income by $4.1 million and $2.9 million for the three and six months ended June 30, 2000, as compared to decreases of $927 thousand and $3.7 million for the same periods in 1999.

         The following table summarizes the unrealized gains and losses for interest rate swaps at June 30, 2000 and 1999.

                                    TABLE 25

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                         June 30, 2000                              June 30, 1999
                            ----------------------------------------   ----------------------------------------
                                                            Net                                        Net
                            Unrealized    Unrealized    Unrealized     Unrealized    Unrealized    Unrealized
                               Gains        Losses      Gain(Loss)        Gains        Losses      Gain(Loss)
                            ------------  ------------  ------------   ------------  ------------  ------------
Interest rate swaps:
  Receive fixed                $    -0-    $    2,778   $   (2,778)    $      917     $     150    $      767
  Pay fixed                       8,416         3,345        5,071          3,631        15,643       (12,012)
                            ------------  ------------  ------------   ------------  ------------ -------------
                               $  8,416    $    6,123   $    2,293     $    4,548     $  15,793    $  (11,245)
                            ============  ============  ============   ============  ============ =============

                                    TABLE 26

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                             Six Months Ended
                                               June 30, 2000
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 1999                $   263         $   727
Additions                                       -0-             -0-
Maturities                                      (24)             (5)
                                        ------------    ------------
Balance at June 30, 2000                    $   239         $   722
                                        ============    ============

         The range of floating interest rates received on swap contracts in the first six months of 2000 was 6.19% to 7.11%, and the range of floating interest rates paid on swap contracts was 6.28% to 6.87%. The range of fixed interest rates received on swap contracts in the first six months of 2000 was 5.58% to 8.85% and the range of fixed interest rates paid on swap contracts was 5.50% to 7.06%.

     INTEREST ON LOANS

     In the second quarter of 2000, interest on loans was higher than in the comparable 1999 period by $150 million or 33.7%. The increase in the second quarter of 2000 was due to a $6.7 billion increase in the average portfolio and a 41 basis point increase in the average portfolio yield. For the first half of 2000, interest on loans was higher than in the comparable 1999 period by $211 million or 22.9%. The increase was due to a $4.9 billion increase in the average portfolio balance and a 25 basis point increase in the average portfolio yield.

     INTEREST ON MORTGAGE-BACKED SECURITIES

     In the second quarter of 2000, interest on mortgage-backed securities was higher than in the comparable 1999 period by $43 million or 22.5%. The 2000 increase was due primarily due to a $1.7 billion increase in the average portfolio balance and a 43 basis point increase in the average portfolio yield. For the first half of 2000, interest on mortgage-backed securities was higher than in the comparable 1999 period by $85 million or 23.8% due primarily due to a $1.9 billion increase in the average portfolio balance and a 33 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on pages 12 and 13.

     INTEREST AND DIVIDENDS ON INVESTMENTS

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the second quarter of 2000, interest and dividends on investments was higher than in the comparable 1999 period by $14 million or 28.1%. The increase was primarily due to a 139 basis point increase in the average portfolio yield, which was partially offset by a $322 million decrease in the average portfolio balance. For the first half of 2000, interest and dividends on investments was higher than in the comparable 1999 period by $8 million or 8.4%. The increase was primarily due to a 118 basis point increase in the average portfolio yield which was partially offset by a $549 million decrease in the average portfolio balance.

     In addition, included in interest and dividends on investments for the three and six months ended June 30, 2000 were $2.7 million of special dividends from the FHLB of San Francisco and $2.8 million of special dividends from the FHLB of Dallas for a total of $5.5 million. These dividends were received by the Company during the second quarter of 2000.

     INTEREST ON DEPOSITS

     In the second quarter of 2000, interest on deposits increased by $52 million or 17.1% from the comparable period in 1999. The second quarter increase was due to a 47 basis point increase in the average cost of deposits and a $1.7 billion increase in the average balance of deposits. In the first half of 2000, interest on deposits increased by $85 million or 13.8% from the comparable period in 1999. The six month increase was primarily due to a 31 basis point increase in the average cost of deposits and a $1.6 billion increase in the average balance of deposits.

     INTEREST ON ADVANCES AND OTHER BORROWINGS

     For the second quarter and first half of 2000, interest on advances and other borrowings increased by $123 million or 94.0% and $169 million or 63.2%, respectively, from the comparable periods of 1999. The second quarter increase was primarily due to a $6.8 billion increase in the average balance and a 73 basis point increase in the average cost of these borrowings. The six month increase was primarily due to a $4.7 billion increase in the average balance and a 51 basis point increase in the average cost of these borrowings.

     PROVISION FOR (RECOVERY OF) LOAN LOSSES

     The provision for loan losses was $4 million and $5 million, respectively, for the three and six months ended June 30, 2000, compared to a recovery of $727 thousand and $153 thousand for the same periods in 1999. The provision in 2000 reflected the rapid growth of the loan portfolio. The recoveries in 1999 reflected declining nonperforming assets as a result of the strong housing market and economy.

     NONINTEREST INCOME

     Noninterest income was $39 million and $73 million for the three and six months ended June 30, 2000, compared to $43 million and $78 million for the same periods in 1999. The decrease in 2000 was due primarily to lower gains on the sale of loans. In addition, for the three and six months ended June 30, 2000, other income included $7 million and $11 million, respectively, of income earned on our check outsourcing program which started in September 1999. Under the new program, interest from float on outstanding checks is reported in other income instead of interest income as had been done previously. In the three and six months ended June 30, 1999, other income also included gains of $7 million from the sale of three savings offices located in markets with limited growth potential. There were no branch sales in 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES

     For the second quarter and first half of 2000, general and administrative expenses (G&A) were $102 million and $202 million, respectively, compared to $96 million and $189 million for the comparable periods in 1999. G&A as a percentage of average assets on an annualized basis was .87% and .90%, respectively, for the second quarter and first half of 2000 compared to 1.00% and .99%, respectively, for the same periods in 1999. G&A expenses increased in 2000 because of ongoing investments in personnel, facilities, and technology. However, G&A as a percentage of average assets decreased during 2000 because assets grew faster than G&A expense.

         TAXES ON INCOME

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings were 37.8%, for the second quarter and first half of 1999 compared to 37.5% for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at June 30, 2000 and 1999, and December 31, 1999, see the Cash and Investments section on page 12.

         WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations.
These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, wholesale certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at June 30, 2000 and 1999, and December 31, 1999, see the Cash and Investments section on page 12.

         WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities; and borrowings from its affiliates.

         The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries (including $117 thousand for the year ended December 31, 1999), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 24), and general and administrative expenses. At June 30, 2000 and 1999, and December 31, 1999, Golden West's total cash and investments amounted to $522 million, $725 million, and $761 million, respectively. Included in the June 30, 2000 and 1999, and December 31, 1999 amounts are loans to WFSB.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 28. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at June 30, 2000, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

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

            Exhibit No.  Description
            -----------  -----------

                 10(e) Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

                 10(f) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

                 11      Statement of Computation of Earnings Per Share

                 27      Financial Data Schedule


         (b) Reports on Form 8-K

                  The Registrant did not file any current reports on Form 8-K with the Commission during the first six months of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 14, 2000            /s/  Russell W. Kettell
                                   ---------------------------------
                                   Russell W. Kettell
                                   President and
                                   Chief Financial Officer


                                   /s/  William C. Nunan
                                   ---------------------------------
                                   William C. Nunan
                                   Chief Accounting Officer