Form 10-Q
period 2000-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2000-11-09
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

For the Quarter Ended September 30, 2000           Commission File Number 1-4629


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

         The number of shares outstanding of the registrant's common stock on October 31, 2000, was 158,226,883 shares.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine month periods have been included. The operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                   September 30  September 30   December 31
                                                                       2000          1999           1999
                                                                 ---------------  ------------  -----------
                                                                          (Unaudited)
                                                                 -----------------------------
Assets:
  Cash                                                              $   213,884   $   237,614   $   333,793
  Securities available for sale at fair value                           310,916       346,255       319,444
  Other investments at cost                                             138,096       678,332       467,156
  Purchased mortgage-backed securities available for sale                68,464        84,540        79,009
  Purchased mortgage-backed securities held to maturity                 397,897       449,477       434,711
  Mortgage-backed securities with recourse held to maturity          14,109,347    10,721,012    11,147,901
  Loans receivable                                                   34,906,911    25,856,148    27,919,817
  Interest earned but uncollected                                       245,175       165,882       175,351
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                     937,752       533,623       541,013
  Real estate held for sale or investment                                13,080        17,232        13,711
  Other assets                                                          721,832       601,352       431,806
  Premises and equipment--at cost less accumulated depreciation         302,027       274,010       278,493
                                                                    -----------   -----------   -----------
                                                                    $52,365,381   $39,965,477   $42,142,205
                                                                    ===========   ===========   ===========

Liabilities and Stockholders' Equity:
  Deposits                                                          $28,249,069   $26,549,828   $27,714,910
  Advances from Federal Home Loan Banks                              18,230,468     8,109,333     8,915,218
  Securities sold under agreements to repurchase                        858,676       772,940     1,045,176
  Federal funds purchased                                                50,000           -0-           -0-
  Accounts payable and accrued expenses                                 398,699       312,484       183,571
  Taxes on income                                                       375,874       286,193       275,526
  Subordinated notes--net of discount                                   713,589       812,694       812,950
  Stockholders' equity                                                3,489,006     3,122,005     3,194,854
                                                                    -----------   -----------   -----------
                                                                    $52,365,381   $39,965,477   $42,142,205
                                                                    ===========   ===========   ===========

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                     -------------------------    -------------------------
                                                        2000           1999           2000           1999
                                                     -----------   -----------    -----------     ---------
Interest Income:
    Interest on loans                                $   653,432   $   445,576    $ 1,786,134   $ 1,367,178
    Interest on mortgage-backed securities               283,360       204,444        726,659       562,558
    Interest and dividends on investments                 77,642        52,233        186,587       152,776
                                                     -----------   -----------    -----------   -----------
                                                       1,014,434       702,253      2,699,380     2,082,512
Interest Expense:
    Interest on deposits                                 385,442       309,640      1,083,765       923,274
    Interest on advances                                 283,681        93,533        635,096       262,713
    Interest on repurchase agreements                     23,827        13,742         62,460        46,032
    Interest on other borrowings                          33,572        33,374         79,989        99,322
                                                     -----------   -----------    -----------   -----------
                                                         726,522       450,289      1,861,310     1,331,341
                                                     -----------   -----------    -----------   -----------
        Net Interest Income                              287,912       251,964        838,070       751,171
Provision for (recovery of) loan losses                    1,106        (1,253)         5,917        (1,406)
                                                     -----------   -----------    -----------   -----------
        Net Interest Income after Provision
            for (Recovery of) Loan Losses                286,806       253,217        832,153       752,577
Noninterest Income:
    Fees                                                  19,896        16,180         54,583        49,101
    Gain on the sale of securities, MBS, and loans         2,765         3,001          6,036        21,313
    Other                                                 18,715        12,257         54,173        38,871
                                                     -----------   -----------    -----------   -----------
                                                          41,376        31,438        114,792       109,285
Noninterest Expense:
    General and administrative:
        Personnel                                         62,313        54,766        177,718       158,982
        Occupancy                                         18,426        16,861         53,033        49,565
        Deposit insurance                                  1,444         1,310          4,298         4,048
        Advertising                                          979         3,378          4,641         8,586
        Other                                             23,974        19,732         69,793        63,938
                                                     -----------   -----------    -----------   -----------
                                                         107,136        96,047        309,483       285,119

Earnings before Taxes on Income                          221,046       188,608        637,462       576,743
    Taxes on Income                                       83,643        70,537        240,863       215,917
                                                     -----------   -----------    -----------   -----------
Net Earnings                                         $   137,403   $   118,071    $   396,599   $   360,826
                                                     ===========   ===========    ===========   ===========

Basic Earnings Per Share                             $       .87   $       .72    $      2.50   $      2.16
                                                     ===========   ===========    ===========   ===========

Diluted Earnings Per Share                           $       .86   $       .71    $      2.48   $      2.14
                                                     ===========   ===========    ===========   ===========

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30                   September 30
                                                                   ----------------------------   -----------------------------
                                                                        2000           1999              2000            1999
                                                                   -------------   ------------    ------------   -------------
Cash Flows from Operating Activities:
  Net earnings                                                     $    137,403    $    118,071    $    396,599    $    360,826
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Provision for (recovery of) loan losses                               1,106          (1,253)          5,917          (1,406)
    Amortization of net loan (fees), costs, and (discounts)               1,952          (1,962)          4,896         (12,481)
    Depreciation and amortization                                         7,547           6,926          21,914          20,892
    Loans originated for sale                                           (54,698)       (113,497)       (169,153)       (717,442)
    Sales of loans                                                       89,923         168,310         225,219       1,129,073
    Decrease (increase) in interest earned but uncollected              (23,547)          9,924         (63,817)         43,446
    Federal Home Loan Bank stock dividends                              (16,036)         (8,038)        (41,295)        (28,993)
    Decrease (increase) in other assets                                 203,716         (10,318)       (291,143)       (245,678)
    Increase (decrease) in accounts payable and accrued expenses         24,409        (269,785)        213,018        (167,651)
    Increase (decrease) in taxes on income                               13,753         (33,547)         85,928          (9,120)
    Other, net                                                           (4,443)         (4,145)        (11,506)         (6,724)
                                                                   ------------    ------------    ------------    ------------
      Net cash provided by (used in) operating activities               381,085        (139,314)        376,577         364,742

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for portfolio                   (5,423,515)     (3,482,228)    (14,751,075)     (7,826,284)
    Real estate loans purchased                                             -0-            (205)           (195)         (1,140)
    Other, net                                                          (87,983)        (21,560)       (198,337)        (58,694)
                                                                   ------------    ------------    ------------    ------------
                                                                     (5,511,498)     (3,503,993)    (14,949,607)     (7,886,118)
  Real estate loan principal payments:
    Monthly payments                                                    142,645         145,593         419,894         440,805
    Payoffs, net of foreclosures                                      1,002,439       1,002,369       2,849,304       3,430,193
                                                                   ------------    ------------    ------------    ------------
                                                                      1,145,084       1,147,962       3,269,198       3,870,998

  Repayments of mortgage-backed securities                              659,231         663,936       1,692,174       2,209,804
  Proceeds from sales of real estate                                      9,361          25,438          34,029          93,241
  Purchases of securities available for sale                                (29)     (2,740,856)     (3,087,521)     (4,205,922)
  Sales of securities available for sale                                    -0-             -0-             -0-              19
  Matured securities available for sale                                      18       2,746,870       3,139,064       4,172,283
  Decrease (increase) in other investments                              164,156        (361,452)        329,060        (255,947)
  Purchases of Federal Home Loan Bank stock                            (141,326)            -0-        (398,139)            -0-
  Redemption of Federal Home Loan Bank stock                                -0-           8,858          36,688         275,673
  Additions to premises and equipment                                   (11,407)         (8,707)        (47,424)        (26,151)
                                                                   ------------    ------------    ------------    ------------
    Net cash used in investing activities                            (3,686,410)     (2,021,944)     (9,982,478)     (1,752,120)


                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Three Months Ended               Nine Months Ended
                                                                September 30                     September 30
                                                         ------------    ------------    ----------------------------
                                                           2000              1999            2000            1999
                                                         ------------    ------------    ------------    ------------
Cash Flows from Financing Activities:
  Net increase in deposits                               $    522,287    $    214,122    $    534,159    $    330,733
  Additions to Federal Home Loan Bank advances              3,022,180       2,005,500      10,654,250       3,518,580
  Repayments of Federal Home Loan Bank advances               (23,234)         (7,565)     (1,339,001)     (1,572,717)
  Proceeds from agreements to repurchase securities         1,801,836       1,548,894       4,908,910       5,549,145
  Repayments of agreements to repurchase securities        (2,103,696)     (1,460,892)     (5,095,410)     (6,028,674)
  Increase in federal funds purchased                          50,000             -0-          50,000             -0-
  Repayment of subordinated debt                                  -0-             -0-        (100,000)       (100,000)
  Dividends on common stock                                    (8,297)         (7,663)        (24,991)        (23,417)
  Exercise of stock options                                     3,691           4,075           7,372           8,629
  Purchase and retirement of Company stock                        -0-        (138,510)       (109,297)       (308,162)
                                                         ------------    ------------    ------------    ------------
    Net cash provided by  financing activities              3,264,767       2,157,961       9,485,992       1,374,117
                                                         ------------    ------------    ------------    ------------
Net Decrease in Cash                                          (40,558)         (3,297)       (119,909)        (13,261)
Cash at beginning of period                                   254,442         240,911         333,793         250,875
                                                         ------------    ------------    ------------    ------------
Cash at end of period                                    $    213,884    $    237,614    $    213,884    $    237,614
                                                         ============    ============    ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                             $    694,079    $    439,930    $  1,769,053    $  1,318,456
    Income taxes                                               69,890         104,090         155,055         225,194
  Cash received for interest and dividends                    987,610         712,177       2,629,556       2,125,958
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate          4,075          32,424          20,522         503,750
    Loans transferred to foreclosed real estate                 8,055          16,180          29,167          54,748
    Loans securitized into MBS
      with recourse held to maturity                        1,133,656             -0-       4,695,770       3,700,579
    Loans repurchased from loans securitized into MBS
      with recourse held to maturity                           42,919          83,067         116,360         243,091


                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 For the Nine Months Ended September 30, 2000
                                  --------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                 Additional                          Other             Total
                                    Common         Paid-in        Retained       Comprehensive     Stockholders'      Comprehensive
                                     Stock         Capital        Earnings          Income             Equity            Income
                                  ------------   ------------   -------------   ----------------   ---------------   ---------------

Balance at January 1, 2000           $ 16,136      $ 135,555      $2,885,346        $   157,817       $ 3,194,854
Comprehensive income:
  Net earnings                            -0-            -0-         396,599                -0-           396,599        $  396,599
  Change in unrealized gains on
    securities available for sale,
    net of tax                            -0-            -0-             -0-             24,472            24,472            24,472
Reclassification adjustment
   for gains included in income           -0-            -0-             -0-                 (3)               (3)               (3)
                                                                                                                     ---------------
    Comprehensive Income                                                                                                 $   421,068
                                                                                                                     ===============
Common stock issued upon
  exercise of stock options,
  including tax benefits                   44          7,328             -0-                -0-             7,372
Purchase and retirement of
  Company stock                          (367)           -0-        (108,930)               -0-          (109,297)
Cash dividends on common
  stock ($.1575 per share)                -0-            -0-         (24,991)               -0-           (24,991)
                                  ------------   ------------   -------------   ----------------   ---------------
Balance at September 30, 2000        $ 15,813      $ 142,883      $3,148,024        $   182,286       $ 3,489,006
                                  ============   ============   =============   ================   ===============

                                                             For the Nine Months Ended September 30, 1999
                                  --------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                 Additional                          Other             Total
                                    Common         Paid-in        Retained       Comprehensive     Stockholders'      Comprehensive
                                     Stock         Capital        Earnings          Income             Equity            Income
                                  ------------   ------------   -------------   ----------------   ---------------   ---------------

Balance at January 1, 1999            $ 5,686      $ 122,159      $2,781,925        $   214,548       $ 3,124,318
Comprehensive income:
  Net earnings                            -0-            -0-         360,826                -0-           360,826       $   360,826
  Change in unrealized gains on
    securities available for sale,
    net of tax                            -0-            -0-             -0-            (39,439)          (39,439)          (39,439)
  Reclassification adjustment
    for gains included in income          -0-            -0-             -0-               (750)             (750)             (750)
                                                                                                                     ---------------
    Comprehensive Income                                                                                                $   320,637
                                                                                                                     ===============
Common stock issued upon
  exercise of stock options,
  including tax benefits                   35          8,594             -0-                -0-             8,629
Purchase and retirement of
  Company stock                          (322)           -0-        (307,840)               -0-          (308,162)
Cash dividends on common
  stock ($.1401 per share)                -0-            -0-         (23,417)               -0-           (23,417)
                                  ------------   ------------   -------------   ----------------   ---------------
Balance at September 30, 1999         $ 5,399      $ 130,753      $2,811,494        $   174,359       $ 3,122,005
                                  ============   ============   =============   ================   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 1999, as well as certain material changes in results of operations during the three and nine month periods ended September 30, 2000 and 1999, respectively.

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

           NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company has not yet adopted SFAS 133, but if SFAS 133 had been adopted at September 30, 2000, given the interest rate environment at that time, it would not have had a significant effect on the Company's financial statements or financial position.

     In September, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The Company has not yet completed a full assessment of the impact of this statement on its financial statements.


                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                            September 30        September 30         December 31
                                                                2000                1999                1999
                                                           --------------     ---------------     ----------------
  Assets                                                    $ 52,365,381        $ 39,965,477         $ 42,142,205
  Loans receivable including mortgage-backed securities       49,482,619          37,111,177           39,581,438
  Deposits                                                    28,249,069          26,549,828           27,714,910
  Stockholders' equity                                         3,489,006           3,122,005            3,194,854

  Stockholders' equity/total assets                                6.66%               7.81%                7.58%
  Book value per common share                               $      22.06        $      19.28         $      19.80
  Common shares outstanding                                  158,127,033         161,971,512          161,357,833
  Diluted common shares outstanding                          160,468,011         163,414,074          162,607,506

  Yield on loan portfolio                                          7.88%               7.02%                7.16%
  Yield on mortgage-backed securities                              7.82%               7.07%                7.17%
  Yield on investments                                             8.70%               6.10%                5.88%
  Yield on earning assets                                          7.86%               7.02%                7.15%
  Cost of deposits                                                 5.28%               4.50%                4.69%
  Cost of borrowings                                               6.58%               5.53%                5.77%
  Cost of funds                                                    5.82%               4.78%                5.00%
  Yield on earning assets less cost of funds                       2.04%               2.24%                2.15%

  Ratio of nonperforming assets to total assets                     .43%                .61%                 .56%
  Ratio of troubled debt restructured to total assets               .01%                .04%                 .03%

  Loans serviced for others                                $   2,944,033        $  3,132,924         $  3,093,642

  World Savings Bank, a Federal Savings Bank:
    Total assets                                           $  48,516,389        $ 35,186,048         $ 37,835,121
    Net worth                                                  2,817,341           2,425,617            2,514,191
    Net worth/total assets                                         5.81%               6.89%                6.65%
    Regulatory capital ratios:
      Core capital                                                 5.81%               6.89%                6.64%
      Risk-based capital                                          10.62%              12.81%               11.95%
  World Savings and Loan Association:
    Total assets                                           $   4,707,154        $  5,468,506         $  5,051,847
    Net worth                                                    647,736             649,136              540,224
    Net worth/total assets                                        13.76%              11.87%               10.69%
    Regulatory capital ratios:
      Core capital                                                10.39%               9.03%                7.86%
      Risk-based capital                                          20.32%              17.64%               15.47%
  World Savings Bank, a State Savings Bank:
    Total assets                                           $   4,518,247        $  3,501,022         $  3,530,548
    Net worth                                                    238,336             198,539              202,846
    Net worth/total assets                                         5.27%               5.67%                5.75%
    Regulatory capital ratios:
      Tier 1 leverage capital                                      5.20%               5.51%                5.66%
      Total risk-based capital                                    25.23%              26.52%               26.93%




                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                     September 30
                                                              -------------------------------   ------------------------------
                                                                  2000             1999             2000             1999
                                                              --------------   --------------   --------------   -------------
  New real estate loans originated                             $  5,478,213     $  3,595,725    $  14,920,228    $  8,543,726
  Fully indexed rate on new real estate loans                         8.34%            7.56%            8.15%           7.57%
  Current rate on new real estate loans (a)                           6.32%            5.91%            6.19%           6.02%
  New adjustable rate mortgages as a percentage of new
    real estate loans originated                                     96.37%           94.53%           96.41%          88.82%
  Increase in deposits (b)(c)                                  $    522,287     $    214,122    $     534,159    $    330,733
  Net earnings                                                      137,403          118,071          396,599         360,826
  Basic earnings per share                                              .87              .72             2.50            2.16
  Diluted earnings per share                                            .86              .71             2.48            2.14
  Cash dividends on common stock                                      .0525            .0467            .1575           .1401
  Average common shares outstanding                             158,032,942      164,094,096      158,661,510     167,146,773
  Average diluted common shares outstanding                     160,095,066      165,489,180      160,214,868     168,529,020
  Ratios:(d)
    Net earnings/average net worth (ROE)                             16.23%           15.01%           16.07%          15.25%
    Net earnings/average assets (ROA)                                 1.08%            1.21%            1.12%           1.24%
    Net interest income/average assets                                2.26%            2.58%            2.38%           2.59%
    General and administrative expense/average assets                  .84%             .98%             .88%            .98%
    Efficiency ratio (e)                                             32.54%           33.89%           32.48%          33.14%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) Includes a decrease of $600 million of wholesale deposits for the nine months ended September 30, 2000.
(c) Includes the effect of the sale of three branches with a total of $119 million in deposits during the second quarter of 1999 and the sale of one branch with $29 million in deposits during the third quarter of 1999.
(d) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.
(e) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

           FINANCIAL CONDITION

           The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 2000 and 1999, and December 31, 1999. The reader is referred to page 53 of the Company's 1999 Annual Report on Form 10-K for similar information for the years 1996 through 1999 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                                      September 30
                                                               -----------------------       December 31
                                                                 2000          1999             1999
                                                               ---------      --------     ---------------
        Assets:
           Cash and investments                                     1.3%          3.2%                 2.7%
           Loans receivable including mortgage-backed
              securities                                           94.5          92.9                 93.9
           Other assets                                             4.2           3.9                  3.4
                                                               ---------      --------            ---------
                                                                  100.0%        100.0%               100.0%
                                                               =========      ========            =========
        Liabilities and Stockholders' Equity:
           Deposits                                                53.9%         66.4%                65.8%
           Federal Home Loan Bank advances                         34.8          20.3                 21.2
           Securities sold under agreements to repurchase           1.6           1.9                  2.5
           Federal funds purchased                                  0.1           0.0                  0.0
           Other liabilities                                        1.5           1.6                  1.0
           Subordinated debt                                        1.4           2.0                  1.9
           Stockholders' equity                                     6.7           7.8                  7.6
                                                               ---------      --------            ---------
                                                                  100.0%        100.0%               100.0%
                                                               =========      ========            =========

           As the above table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

     The following gap table shows that, as of September 30, 2000, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index
(COSI). The COSI in effect in any month reflects the actual Golden West Cost of Savings at the level it was one month prior.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 2000
                              (Dollars in millions)

                                                                         Projected Repricing(a)
                                              ------------------------------------------------------------------------------
                                                 0 - 3          4 - 12            1 - 5           Over 5
                                                Months          Months            Years           Years           Total
                                              ------------   --------------   --------------   -------------   -------------
Interest-Earning Assets:
  Investments                                   $     413       $      -0-          $    11       $      25       $     449
  Mortgage-backed securities                       13,241              134              575             626          14,576
  Loans receivable:
    Rate-sensitive                                 31,230            1,992              240             -0-          33,462
    Fixed-rate                                         30               85              369             883           1,367
  Other(b)                                          1,101              -0-              -0-             -0-           1,101
  Impact of interest rate swaps                       535              126             (661)            -0-             -0-
                                              ------------   --------------   --------------   -------------   -------------
Total                                            $ 46,550        $   2,337          $   534        $  1,534       $  50,955
                                              ============   ==============   ==============   =============   =============
Interest-Bearing Liabilities:
  Deposits(c)                                    $ 13,727        $  12,238          $ 2,252        $     32       $  28,249
  FHLB advances                                    17,100              600              210             321          18,231
  Other borrowings                                  1,024              -0-              598             -0-           1,622
  Impact of interest rate swaps                       202              (99)            (103)            -0-             -0-
                                              ------------   --------------   --------------   -------------   -------------
Total                                            $ 32,053        $  12,739          $ 2,957        $    353       $  48,102
                                              ============   ==============   ==============   =============   =============


Repricing gap                                    $ 14,497        $ (10,402)         $ (2,423)      $   1,181
                                              ============   ==============   ==============   =============
Cumulative gap                                   $ 14,497        $   4,095          $  1,672       $   2,853
                                              ============   ==============   ==============   =============
Cumulative gap as a percentage of
    total assets                                    27.7%             7.8%             3.2%
                                              ============   ==============   ==============

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

           CASH AND INVESTMENTS

           The Office of Thrift Supervision (OTS) requires insured institutions, such as World Savings Bank, FSB (WFSB) and World Savings and Loan Association
(WSL), to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. At September 30, 2000 and 1999 and at December 31, 1999, WFSB and WSL had liquidity in excess of the regulatory requirements. The state of Texas also requires insured institutions, such as World Savings Bank, SSB
(WSSB), to maintain a daily minimum amount of cash and certain qualifying investments for liquidity purposes. WSSB met this requirement during the periods under discussion.

           At September 30, 2000 and 1999 and December 31, 1999, the Company had securities available for sale in the amount of $311 million, $346 million, and $319 million, respectively, including unrealized gains on securities available for sale of $299 million, $287 million, and $260 million, respectively. At September 30, 2000 and 1999 and December 31, 1999, the Company had no securities held for trading in its investment securities portfolio.

           Included in the Company's investment portfolio at September 30, 2000 and 1999 and December 31, 1999 were collateralized mortgage obligations (CMOs) in the amount of $36 million, $140 million, and $115 million, respectively. The Company holds CMOs on which both principal and interest are received. The Company does not hold any interest-only or principal-only CMOs. At September 30, 2000, all of these CMOs qualified for inclusion in the regulatory liquidity measurement.

           LOANS RECEIVABLE AND MORTGAGE-BACKED SECURITIES

           The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). MBS and MBS-REMICs are available to be used as collateral for borrowings. At September 30, 2000 and 1999 and December 31, 1999, the balance of loans receivable including mortgage-backed securities was $49.5 billion, $37.1 billion, and $39.6 billion, respectively. Included in the $49.5 billion at September 30, 2000 was $5.9 billion of Federal National Mortgage Association
(FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $8.2 billion of MBS-REMICs, and $466 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $37.1 billion at September 30, 1999, was $3.0 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.7 billion of MBS-REMICs, and $534 million of purchased MBS.

                     MORTGAGE-BACKED SECURITIES

           At September 30, 2000 and 1999 and December 31, 1999, the Company had MBS held to maturity in the amount of $14.5 billion, $11.2 billion, and $11.6 billion, respectively. The increase in MBS from September 30, 1999 to September 30, 2000 was due to the securitization of $1.1 billion of adjustable rate mortgages (ARMs) into FNMA MBS during the fourth quarter of 1999, the securitization of $2.7 billion of ARMs into FNMA MBS during the first nine months of 2000, and the securitization of $2.0 billion of ARMs into MBS-REMICs during the second quarter of 2000. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At September 30, 2000 and 1999 and December 31, 1999, the Company had MBS available for sale in the amount of $68 million, $85 million, and $79 million, respectively, including unrealized gains on MBS available for sale of $1 million, $2 million, and $1 million, respectively. At September 30, 2000 and 1999 and December 31, 1999, the Company had no trading MBS.

           Repayments of MBS during the third quarter and first nine months of 2000 were $659 million and $1.7 billion, respectively, compared to $664 million and $2.2 billion during the same periods of 1999. MBS repayments were lower during the first nine months of 2000 as compared to the first nine months of 1999 due to a decrease in the prepayment rate.

                     LOAN VOLUME

           New loan originations for the three and nine months ended September 30, 2000, amounted to $5.5 billion and $14.9 billion, respectively, compared to $3.6 billion and $8.5 billion for the same periods in 1999. The record high volume of originations during 2000 was due to continued strong demand for adjustable rate loans, the Company's primary product. Refinanced loans constituted 31% and 33% of new loan originations for the three and nine months ended September 30, 2000, compared to 35% and 41% for the three and nine months ended September 30, 1999.

           Loans originated for sale amounted to $55 million and $169 million for the three and nine months ended September 30, 2000, compared to $113 million and $717 million for the same periods in 1999. The reduction in loans originated for sale in 2000 as compared to 1999 was attributable to the decrease in fixed-rate originations. During the third quarter and first nine months of 2000, $4 million and $21 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $32 million and $504 million for the same periods in 1999. The Company continues to sell most of its new and converted fixed-rate loans and for the three and nine months ended September 30, 2000 the Company sold $90 million and $225 million of fixed-rate loans, respectively, compared to $168 million and $1.1 billion for the same periods of 1999.

           At September 30, 2000, the Company had lending operations in 31 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 2000, 63% and 62% of total loan originations were on residential properties in California compared to 62% and 64% for the same periods in 1999. The five largest states, other than California, for originations for the nine months ended September 30, 2000 were Florida, New Jersey, Texas, Washington, and Illinois with a combined total of 20% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 63% at September 30, 2000 compared to 65% and 64% at September 30, 1999 and December 31, 1999.

           Golden West originates adjustable rate mortgages tied to various indexes, principally the Eleventh District Cost of Funds Index (COFI), the Golden West Cost of Savings Index (COSI), and the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 2000 and 1999.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                Three Months Ended                   Nine Months Ended
                                   September 30                        September 30
                        ---------------------------------   ----------------------------------
   ARM Index                  2000              1999              2000               1999
----------------        ---------------    --------------   ----------------    --------------
COFI                        $ 1,639,846       $   945,825        $ 4,506,629       $ 2,256,015
COSI                          3,572,980         2,382,470          9,409,556         5,190,298
TCM                              66,454            70,830            468,013           142,571
                        ---------------    --------------   ----------------    --------------
                            $ 5,279,280       $ 3,399,125        $14,384,198       $ 7,588,884
                        ===============    ==============   ================    ==============


           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at September 30, 2000 and 1999 and December 31, 1999.

                                     TABLE 4

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

                                 September 30
                     --------------------------------------        December 31
   ARM Index               2000                  1999                 1999
---------------      -----------------    -----------------    -----------------
COFI                     $ 27,369,143         $ 26,451,321         $ 26,217,670
COSI                       17,552,743            6,580,191            9,182,829
TCM                         1,532,717            1,209,742            1,266,541
Other                         150,142              154,620              152,470
                     -----------------    -----------------    -----------------
                         $ 46,604,745         $ 34,395,874         $ 36,819,510
                     =================    =================    =================


           The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first nine months of 2000, 20% of loans originated exceeded 80% of the appraised value of the secured property, including $293 million of firsts and $2.7 billion of combined firsts and seconds.

           The Company takes steps to minimize the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. In addition, the Company carries pool mortgage insurance on most seconds not sold, such that the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of the insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended September 30, 2000 and 1999.

                                     TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                         For the Three Months Ended             For the Nine Months Ended
                                                September 30                           September 30
                                     -----------------------------------    -----------------------------------
                                         2000                 1999              2000                 1999
                                     --------------      ---------------    --------------      ---------------
    First mortgages with loan to
    value ratios greater than 80%:
        With insurance                 $    37,706            $  29,339       $    83,756          $    75,596
        With no insurance                   42,889               75,775           209,512              163,071
                                     --------------      ---------------    --------------      ---------------
                                            80,595              105,114           293,268              238,667
                                     --------------      ---------------    --------------      ---------------
    First and second mortgages with
    combined loan to value ratios
    greater than 80%:
        With pool insurance                761,747              492,548         1,958,975              529,528
        With no insurance                  226,441              137,778           730,606              725,839
                                     --------------      ---------------    --------------      ---------------
                                           988,188              630,326         2,689,581            1,255,367
                                     --------------      ---------------    --------------      ---------------

        Total                          $ 1,068,783            $ 735,440       $ 2,982,849          $ 1,494,034
                                     ==============      ===============    ==============      ===============

     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at September 30, 2000 and 1999.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                            As of September 30
                                   -------------------------------------
                                        2000                 1999
                                   ----------------    -----------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                     $   371,363          $   407,125
    With no insurance                      870,215              844,048
                                   ----------------    -----------------
                                         1,241,578            1,251,173
                                   ----------------    -----------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                  1,785,294              578,331
    With no insurance                      772,960              173,185
                                   ----------------    -----------------
                                         2,558,254              751,516
                                   ----------------    -----------------

    Total                              $ 3,799,832          $ 2,002,689
                                   ================    =================


     The tables on the following two pages show the Company's loan portfolio by state at September 30, 2000 and 1999.


                                     TABLE 7

                             Loan Portfolio by State
                               September 30, 2000
                             (Dollars in thousands)

                                Residential
                                Real Estate                               Commercial                            Loans as
                       ------------------------------                        Real              Total             a% of
      State               1 - 4             5+             Land             Estate            Loans (a)         Portfolio
-------------------   --------------   -------------    ------------    ----------------    --------------     ------------
California              $27,507,502     $ 3,430,029         $   167         $  24,926        $ 30,962,624         63.07%
Florida                   2,375,465          15,035             -0-               290           2,390,790          4.87
Texas                     1,976,429          56,581             297             1,099           2,034,406          4.14
New Jersey                1,819,686             -0-             -0-             2,588           1,822,274          3.71
Illinois                  1,473,469         120,634             -0-               -0-           1,594,103          3.25
Washington                  986,057         551,405             -0-               -0-           1,537,462          3.13
Colorado                  1,239,024         185,371             -0-             4,651           1,429,046          2.91
Arizona                   1,023,546          17,450             -0-               -0-           1,040,996          2.12
Pennsylvania              1,010,560           2,695             -0-             2,375           1,015,630          2.07
Other (b)                 5,210,037          48,084              43             5,002           5,263,166         10.73
                      --------------   -------------    ------------    --------------      --------------     ---------
  Totals                $44,621,775     $ 4,427,284         $   507         $  40,931          49,090,497        100.00%
                      ==============   =============    ============    ==============                         =========

SFAS 91 deferred loan costs                                                                       147,307
Loan discount on purchased loans                                                                   (1,581)
Undisbursed loan funds                                                                             (6,836)
Allowance for loan losses                                                                        (235,569)
Loans to facilitate (LTF) interest reserve                                                           (237)
Troubled debt restructured (TDR) interest reserve                                                    (475)
Loans on deposits                                                                                  21,558
Consumer Loans                                                                                      1,594
                                                                                            --------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                            49,016,258
Loans securitized into FNMA MBS with recourse and MBS-REMICs                                  (14,109,347)(c)
                                                                                            --------------
     Total loans receivable                                                                   $34,906,911
                                                                                            ==============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the September 30, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.



                                     TABLE 8

                             Loan Portfolio by State
                               September 30, 1999
                             (Dollars in thousands)

                                Residential
                                Real Estate                               Commercial                           Loans as
                       ------------------------------                        Real              Total            a% of
      State               1 - 4             5+             Land             Estate            Loans (a)        Portfolio
-------------------   --------------   -------------    ------------    ----------------    --------------   --------------
California              $20,482,201     $ 3,341,495         $   193         $  30,322        $ 23,854,211         64.91%
Florida                   1,622,784          16,234             -0-               504           1,639,522          4.46
Texas                     1,486,019          60,920             434             1,248           1,548,621          4.21
New Jersey                1,236,155             -0-             -0-             3,883           1,240,038          3.37
Illinois                  1,153,525         124,934             -0-               -0-           1,278,459          3.48
Washington                  633,838         463,754             -0-               656           1,098,248          2.99
Colorado                    926,423         173,075             -0-             5,218           1,104,716          3.01
Arizona                     791,442          18,890             -0-               -0-             810,332          2.20
Pennsylvania                708,148           4,105             -0-             2,675             714,928          1.95
Other (b)                 3,415,945          40,700              55             8,004           3,464,704          9.42
                      --------------   -------------    ------------    --------------      --------------   -----------
  Totals                $32,456,480     $ 4,244,107         $   682         $  52,510          36,753,779        100.00%
                      ==============   =============    ============    ==============                       ===========

SFAS 91 deferred loan costs                                                                        44,875
Loan discount on purchased loans                                                                   (2,090)
Undisbursed loan funds                                                                             (5,201)
Allowance for loan losses                                                                        (233,277)
Loans to facilitate interest reserve                                                                 (353)
Troubled debt restructured interest reserve                                                        (1,259)
Loans on deposits                                                                                  20,686
                                                                                            --------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMIC                                                                             36,577,160
Loans securitized into FNMA MBS with recourse and MBS-REMIC                                   (10,721,012)(c)
                                                                                            --------------
     Total loans receivable                                                                   $25,856,148
                                                                                            ==============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the September 30, 1999 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMIC.

           The Company continues to emphasize ARM loans with interest rates that change monthly in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at September 30, 2000, compared to 93% at September 30, 1999 and 93% at December 31, 1999. The Company's ARM originations for the first nine months of 2000 constituted 96% of new mortgage loans made in 2000 compared to 89% for the first nine months of 1999.

           The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs) was 12.31%, or 4.41% above the actual weighted average rate at September 30, 2000, versus 12.49%, or 5.51% above the weighted average rate at September 30, 1999.

           Approximately $5.0 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2000 and 1999, $202 million and $486 million, respectively, of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.92% at September 30, 2000 compared to 7.62% at September 30, 1999. Without the floor, the average rate on these loans would have been 7.65% at September 30, 2000 and 6.76% at September 30, 1999.

           Loan repayments for the three and nine months ended September 30, 2000 were $1.1 billion and $3.3 billion, respectively, compared to $1.1 billion and $3.9 billion in the same periods of 1999. The decrease in loan repayments for the first nine months of 2000 as compared to the first nine months of 1999 was primarily due to a decrease in loan payoffs in the first nine months of 2000.

           MORTGAGE SERVICING RIGHTS

           Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2000 and 1999.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                               -----------------------------    -----------------------------
                                                                    2000            1999             2000            1999
                                                               -------------    ------------    -------------    ------------
  Beginning balance of capitalized mortgage servicing rights       $ 32,695        $ 39,860         $ 37,295        $ 28,635
  New capitalized mortgage servicing rights from loan sales             694           2,785            2,179          19,244
  Amortization of capitalized mortgage servicing rights              (3,105)         (3,269)          (9,190)         (8,503)
                                                               -------------    ------------    -------------    ------------
  Ending balance of capitalized mortgage servicing rights          $ 30,284        $ 39,376         $ 30,284        $ 39,376
                                                               =============    ============    =============    ============

           The book value of Golden West's servicing rights did not exceed the fair value at September 30, 2000 or 1999 and, therefore, no write-down of the servicing rights to their fair value was necessary.

           ASSET QUALITY

           An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers adversely impacted by economic conditions.

           The following table shows the components of the Company's NPAs and TDRs and the various ratios to total assets.

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                      September 30
                                             -------------------------------      December 31
                                                 2000              1999               1999
                                             -------------     -------------     ----------------
Non-accrual loans                               $213,956          $230,777            $  225,409
Real estate acquired through foreclosure           9,774            14,256                10,840
Real estate in judgment                              110               174                    69
                                            -------------     -------------     -----------------
Total nonperforming assets                      $223,840          $245,207            $  236,318
                                            =============     =============     =================

TDRs                                            $  4,175          $ 15,281            $   10,542
                                            =============     =============     =================

Ratio of NPAs to total assets                       .43%              .61%                  .56%
                                            =============     =============     =================

Ratio of TDRs to total assets                       .01%              .04%                  .03%
                                            =============     =============     =================

Ratio of NPAs and TDRs to total assets              .44%              .65%                  .59%
                                            =============     =============     =================

           The lower NPAs at September 30, 2000 as compared to September 30, 1999 reflect the strong economy and housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans amounted to $885 thousand and $2 million in the third quarter and first nine months of 2000 compared to $790 thousand and $4 million for the same periods in 1999. Interest foregone on TDRs amounted to $41 thousand and $153 thousand for the three and nine months ended September 30, 2000, compared to $107 thousand and $350 thousand for the three and nine months ended September 30, 1999.

           The tables on the following page show the Company's nonperforming assets by state as of September 30, 2000 and 1999.



                                    TABLE 11

                          Nonperforming Assets by State
                               September 30, 2000
                             (Dollars in thousands)

                             Non-Accrual Loans (a)                        Real Estate Owned
                   ------------------------------------------    -------------------------------------
                         Residential           Commercial                                Commercial                     NPAs as
                         Real Estate              Real                Residential           Real           Total         a% of
       State         1 - 4           5+          Estate           1 - 4         5+         Estate         NPAs(b)        Loans
---------------    -----------    ----------   ------------      ---------   ----------   ----------    ------------    ---------
California          $ 111,403        $  985        $   576        $ 3,649       $  -0-       $  -0-       $ 116,613        .38%
Florida                16,819           -0-             57            675          -0-          108          17,659        .74
Texas                  10,074           -0-            -0-            523          -0-          -0-          10,597        .52
New Jersey             16,004           -0-             18            243          -0-          314          16,579        .91
Illinois               10,320           215            -0-            696          -0-          -0-          11,231        .70
Washington              3,555           -0-            -0-            113          -0-          -0-           3,668        .24
Colorado                2,377           -0-            -0-            -0-          -0-          -0-           2,377        .17
Arizona                 4,812           -0-            -0-            -0-          -0-          -0-           4,812        .46
Pennsylvania           10,147           -0-            -0-          1,420          -0-          -0-          11,567       1.14
Other (c)              26,510            84            -0-          1,875          -0-          508          28,977        .55
                   -----------    ----------   ------------      ---------   ----------   ----------    ------------    -------
  Totals            $ 212,021       $ 1,284        $   651        $ 9,194       $  -0-       $  930         224,080        .46%
                   ===========    ==========   ============      =========   ==========   ==========

REO general valuation allowance                                                                                (240)      (.00)
                                                                                                        ------------    -------
Total nonperforming assets                                                                                 $ 223,840       .46%
                                                                                                        ============    =======

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The September 30, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                               September 30, 1999
                             (Dollars in thousands)

                                  Non-Accrual Loans (a)                Real Estate Owned
                         ----------------------------------------    -----------------------
                               Residential           Commercial                                                 NPAs as
                               Real Estate              Real               Residential            Total          a% of
       State                 1 - 4          5+         Estate           1 - 4         5+         NPAs(b)         Loans
---------------------    -----------   -----------   ----------      ----------   ----------   -----------    -----------
California                $ 134,026       $ 3,287      $ 1,661         $10,808       $  440     $ 150,222        .63%
Florida                      16,500           -0-          179             349          -0-        17,028       1.04
Texas                         9,112           -0-          -0-             603          -0-         9,715        .63
New Jersey                   16,463           -0-           45             131          -0-        16,639       1.34
Illinois                      9,866           216          -0-             699          -0-        10,781        .84
Washington                    2,344           -0-          -0-             -0-          -0-         2,344        .21
Colorado                      1,209         1,032          -0-              77          -0-         2,318        .21
Arizona                       4,074           124          -0-             -0-          -0-         4,198        .52
Pennsylvania                  8,935           -0-          -0-             287          -0-         9,222       1.27
Other (c)                    18,866           103        2,735           1,360          -0-        23,064        .69
                         -----------   -----------   ----------      ----------   ----------   -----------    -------
  Totals                  $ 221,395       $ 4,762      $ 4,620         $14,314       $  440       245,531        .67%
                         ===========   ===========   ==========      ==========   ==========

REO general valuation allowance                                                                      (324)     (.00)
                                                                                               -----------    -------
Total nonperforming assets                                                                      $ 245,207        .67%
                                                                                               ===========    =======

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

           The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2000 and 1999.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30                   September 30
                                                           ----------------------------   ----------------------------
                                                               2000           1999            2000           1999
                                                           -------------   ------------   -------------   ------------
  Beginning allowance for loan losses                         $ 234,834      $ 233,471       $ 232,134      $ 244,466
  Provision for (recovery of) losses charged to expense           1,106         (1,253)          5,917         (1,406)
  Net transfer of allowance (to) from reserve for losses
    on loans sold or securitized and retained                      (438)           213          (2,110)       (11,922)
  Less loans charged off                                            (54)           -0-            (674)           -0-
  Add recoveries                                                    121            846             302          2,139
                                                           -------------   ------------   -------------   ------------
  Ending allowance for loan losses                            $ 235,569      $ 233,277       $ 235,569      $ 233,277
                                                           =============   ============   =============   ============

  Ratio of net chargeoffs (recoveries) to average loans
    outstanding (including MBS with recourse)                      .00%          (.01%)           .00%          (.01%)
                                                           =============   ============   =============   ============

           As previously mentioned, the Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because the loans underlying the MBS and MBS-REMICs are similar to the loans in its loan portfolio, the Company sets its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for this reserve for losses on loans sold or securitized and retained is included in accounts payable and accrued expenses.

           The table below shows the changes in the reserve for losses on loans sold or securitized and retained for the three and nine months ended September 30, 2000 and 1999.

                                    TABLE 14

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in thousands)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30                   September 30
                                                          ----------------------------   ----------------------------
                                                              2000           1999            2000           1999
                                                          -------------   ------------   -------------   ------------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained            $ 17,331       $ 15,397        $ 15,572       $  2,256
  Initial recourse liability recognized at time of sale             31            183             118          1,189
  Net transfer from (to) allowance for loan losses                 438           (213)          2,110         11,922
                                                          -------------   ------------   -------------   ------------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained            $ 17,800       $ 15,367        $ 17,800       $ 15,367
                                                          =============   ============   =============   ============


           The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was 113.2% and 101.4% at September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, the ratio to total loans (including MBS with recourse and MBS-REMICs) and loans sold with recourse of the allowance for loan losses and the reserve for losses on loans sold or securitized and retained was .50% and .64%, respectively.

           DEPOSITS

           Retail deposits increased during the third quarter of 2000 by $522 million, including interest credited of $328 million, compared to an increase of $214 million, including interest credited of $262 million, in the third quarter of 1999. Retail deposits increased during the first nine months of 2000 by $1.1 billion, including interest credited of $896 million, compared to an increase of $331 million, including interest credited of $772 million, in the first nine months of 1999. During the second quarter of 1999, the Company sold three branches with a total of $119 million in deposits and during the third quarter of 1999, the Company sold one branch with $36 million in deposits. At September 30, 2000 and 1999 and at December 31, 1999, transaction accounts (which includes checking, passbook, and money market accounts) represented 28%, 38%, and 35%, respectively, of the total balance of deposits.

           The Company has a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). The Company's deposit balance as of December 31, 1999 included $600 million of these wholesale CDs. There were no outstanding wholesale CDs at September 30, 2000 or at September 30, 1999.

           The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 2000 and 1999.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                       September 30
                                                               -----------------------------------------------------------
                                                                           2000                           1999
                                                               ----------------------------   ----------------------------
                                                                  Rate*           Amount         Rate*           Amount
                                                               -----------    -------------   ----------------------------
    Deposits by rate:
      Interest-bearing checking accounts                             3.02%        $    74           3.06%        $    119
      Interest-bearing checking accounts swept
        into money market deposit accounts                           3.40            3,157          3.53            3,204
      Passbook accounts                                              1.48              463          1.80              504
      Money market deposit accounts                                  4.24            4,217          4.35            6,354
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                            5.95            9,569          4.62            6,279
        1 to 2 years                                                 5.85            7,511          4.88            6,998
        2 to 3 years                                                 5.62            1,388          5.26            1,439
        3 to 4 years                                                 5.74              451          5.24              350
        4 years and over                                             5.96              678          5.45              655
      Retail jumbo CDs                                               5.81              741          4.79              648
                                                                              -------------                  -------------
                                                                                  $ 28,249                       $ 26,550
                                                                              =============                  =============


                                                                                   2000                           1999
                                                                              -------------                  -------------
    Deposits by remaining maturity:
        No contractual maturity                                      3.73%        $  7,911          3.95%        $ 10,181
        Maturity within one year                                     5.86           18,054          4.80           14,305
        1 to 5 years                                                 6.08            2,252          5.22            2,037
        Over 5 years                                                 5.35               32          4.92               27
                                                                              -------------                  -------------
                                                                                  $ 28,249                       $ 26,550
                                                                              =============                  =============

* Weighted average interest rate, including the impact of interest rate swaps.

           At  September  30, the  weighted  average  cost of deposits was 5.28%
(2000) and 4.50% (1999).

           ADVANCES FROM FEDERAL HOME LOAN BANKS

           The Company uses borrowings from FHLBs, also known as "advances," to supplement cash flow and to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $18.2 billion at September 30, 2000, compared to $8.1 billion and $8.9 billion at September 30, 1999, and December 31, 1999, respectively.

           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, typically using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $859 million, $773 million, and $1.0 billion at September 30, 2000 and 1999, and December 31, 1999, respectively.

           OTHER BORROWINGS

           At September 30, 2000, Golden West, at the holding company level, had a total of $714 million of subordinated debt issued and outstanding. As of September 30, 2000, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

           During November 1996, WFSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 2000, WFSB had not issued any notes under this authority.

           During July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of debt securities and preferred stock. The Company has not issued any securities under this registration statement.

           STOCKHOLDERS' EQUITY

           The Company's stockholders' equity increased by $294 million during the first nine months of 2000 as a result of net earnings and an increase in the market values of securities available for sale, which was partially offset by the payment of quarterly dividends to stockholders and the $109 million cost of the repurchase of Company stock. The Company's stockholders' equity decreased during the first nine months of 1999 by $2.3 million as a result of $308 million cost of the repurchase of Company stock, the decrease in market values of securities available for sale, and the payment of quarterly dividends to stockholders. These decreases were partially offset by net earnings. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 2000 and 1999, and December 31, 1999, were $182 million, $174 million, and $158 million, respectively.

           In 1999, the Company effected a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this 10-Q filing have been restated to reflect this stock dividend unless otherwise noted.

           Since 1993, through four separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of September 30, 2000, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 1993, of which 3.7 million shares were purchased and retired at a cost of $109 million during the first nine months of 2000. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

           REGULATORY CAPITAL

           The OTS requires federally insured institutions, such as WFSB and WSL, to meet certain minimum capital requirements. The following table shows WFSB's regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 2000 and 1999.

                                    TABLE 16

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                  September 30, 2000                                        September 30, 1999
                -------------------------------------------------------    ------------------------------------------------------
                         ACTUAL                       REQUIRED                     ACTUAL                      REQUIRED
                --------------------------    -------------------------   --------------------------   --------------------------
                  Capital         Ratio         Capital        Ratio        Capital         Ratio        Capital         Ratio
                -------------   ----------    ------------   ----------   -------------   ----------   -------------   ----------
  Tangible        $2,817,341      5.81%        $  727,749      1.50%       $ 2,425,414      6.89%        $  528,211      1.50%
  Core             2,817,341      5.81          1,940,664      4.00          2,425,414      6.89          1,408,563      4.00
  Risk-based       2,985,238     10.62          2,249,282      8.00          2,576,183     12.81          1,608,362      8.00


           The following table shows WSL's current regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 2000 and 1999.

                                    TABLE 17

                       World Savings and Loan Association
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                   September 30, 2000                                         September 30, 1999
                ---------------------------------------------------------   --------------------------------------------------------
                          ACTUAL                       REQUIRED                      ACTUAL                       REQUIRED
                ---------------------------   ---------------------------   --------------------------    --------------------------
                  Capital         Ratio          Capital        Ratio         Capital         Ratio         Capital        Ratio
                -------------   -----------    ------------   -----------   -------------   ----------    ------------   -----------
  Tangible         $ 465,997     10.39%          $  67,247       1.50%        $  474,911      9.03%         $  78,866      1.50%
  Core               465,997     10.39             179,326       4.00            474,911      9.03            210,310      4.00
  Risk-based         493,400     20.32             194,220       8.00            508,128     17.64            230,434      8.00


           In addition, institutions whose exposure to interest rate risk, as determined by the OTS, is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that neither WFSB nor WSL has above-normal exposure to interest rate risk.

           The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an association falls into a certain classification depends primarily on its capital ratios. As of September 30, 2000, the most recent notification from the OTS categorized both WFSB and WSL as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of either WFSB or WSL.

           The table below shows that WFSB's regulatory capital exceeded the requirements of the well-capitalized classification at September 30, 2000.

                                    TABLE 18

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                         ACTUAL                         WELL-CAPITALIZED
                               ----------------------------   -------------------------------
                                  Capital          Ratio            Capital           Ratio
                               --------------    ----------   --------------    -------------
         Leverage               $ 2,817,341          5.81%       $  2,425,831          5.00%
         Tier 1 risk-based        2,817,341         10.02           1,686,961          6.00
         Total risk-based         2,985,238         10.62           2,811,602         10.00

           The table below shows that WSL's regulatory capital exceeded the requirements of the well-capitalized classification at September 30, 2000.

                                    TABLE 19

                       World Savings and Loan Association
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                          ACTUAL                       WELL-CAPITALIZED
                              ----------------------------   -------------------------------
                                 Capital         Ratio             Capital           Ratio
                              --------------    ----------   --------------    -------------
         Leverage                $ 465,997         10.39%         $  224,158          5.00%
         Tier 1 risk-based         465,997         19.19             145,665          6.00
         Total risk-based          493,400         20.32             242,775         10.00

           World Savings Bank, SSB is regulated by the FDIC and the state of Texas. At September 30, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 20

                             World Savings Bank, SSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                                       September 30, 2000                                       September 30, 1999
                   -------------------------------------------------------   ------------------------------------------------------
                            ACTUAL                      REQUIRED                      ACTUAL                      REQUIRED
                   --------------------------   --------------------------   --------------------------   -------------------------
                     Capital         Ratio        Capital         Ratio        Capital        Ratio         Capital        Ratio
                   -------------   ----------   ------------    ----------   ------------   -----------   ------------   ----------
Tier 1 leverage       $ 238,336     5.20%        $ 137,386        3.00%        $  198,539      5.51%         $ 108,148      3.00%
Tier 1 risk-based       238,336     25.21           37,823        4.00            198,539     26.49             29,977      4.00
Total risk-based        238,551     25.23           75,647        8.00            198,781     26.52             59,953      8.00


RESULTS OF OPERATIONS

           NET EARNINGS

           Net earnings for the three months ended September 30, 2000 were $137 million compared to net earnings of $118 million for the three months ended September 30, 1999. Net earnings for the nine months ended September 30, 2000 were $397 million compared to net earnings of $361 million for the nine months ended September 30, 1999. Net earnings increased for the first nine months of 2000 as compared to the same period in 1999 as a result of increased net interest income which was partially offset by an increase in general and administrative expenses.

           SPREAD

           An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at September 30, 2000 and 1999 and December 31, 1999.

                                    TABLE 21

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                          September 30
                                ---------------------------------    December 31
                                    2000               1999             1999
                                --------------    ---------------   ------------
Yield on loan portfolio              7.88%              7.02%            7.16%
Yield on MBS                         7.82               7.07             7.17
Yield on investments                 8.70               6.10             5.88
                                ----------
                                                  -----------       ----------
Yield on earning assets              7.86               7.02             7.15
                                ----------        -----------       ----------
Cost of deposits                     5.28               4.50             4.69
Cost of borrowings                   6.58               5.53             5.77
                                ----------        -----------       ----------
Cost of funds                        5.82               4.78             5.00
                                ----------        -----------       ----------
Primary spread                       2.04%              2.24%            2.15%
                                ==========        ===========       ==========

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

                                    TABLE 22
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                          Three Months Ended                     Three Months Ended
                                          September 30, 2000                     September 30, 1999
                                  ------------------------------------   ------------------------------------
                                                 Annualized   End of                    Annualized   End of
                                    Average      Average      Period       Average       Average     Period
                                   Balances        Yield       Yield      Balances        Yield       Yield
                                  ------------   -----------  --------   ------------   -----------  --------
 ASSETS
 Investment Securities            $ 3,600,512         6.84%     8.70%    $ 3,271,302         5.51%     6.10%
 Mortgage-backed securities        14,577,843         7.78%     7.82%     11,585,161         7.06%     7.07%
 Loans receivable (a)              33,386,895         7.83%     7.88%     24,857,797         7.17% .   7.02%
 Invest. in capital stock of FHLBs    868,329         7.39%     6.55%        530,442         5.42%     5.37%
                                  ------------   -----------             ------------   -----------
 Interest-earning assets          $52,433,579         7.74%              $40,244,702         6.98%
                                  ============   ===========             ============   ===========
 LIABILITIES
 Deposits:
     Checking accounts            $   156,644         1.84%     3.02%    $   110,918         2.27%     3.06%
     Savings accounts               8,189,258         3.76%     3.74%     10,405,105         3.95%     3.96%
     Term accounts                 20,820,381         5.91%     5.88%     16,944,575         4.87%     4.84%
                                  ------------   -----------  --------   ------------   -----------  --------
         Total deposits            29,166,283         5.29%     5.28%     27,460,598         4.51%     4.50%
 Advances from FHLBs               16,853,861         6.73%     6.55%      6,970,600         5.37%     5.36%
 Reverse repurchases                1,486,301         6.41%     6.24%      1,067,588         5.15%     5.08%
 Other borrowings                   1,883,200         7.13%     7.63%      2,165,713         6.16%     7.63%
                                  ------------   -----------             ------------   -----------
 Interest-bearing liabilities     $49,389,645         5.88%              $37,664,499         4.78%
                                  ============   ===========             ============   ===========

 Annualized net interest spread                       1.86%                                  2.20%
                                                 ===========                            ===========
 Net interest income              $   287,912                            $   251,964
                                  ============                           ============
 Annualized net yield on
 average interest-earning assets                       2.20%                                 2.50%
                                                 ===========                            ===========

(a)  Includes nonaccrual loans (90 days or  more past due).

                                    TABLE 23
        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                          Nine Months Ended                      Nine Months Ended
                                         September 30, 2000                     September 30, 1999
                                 ------------------------------------   ------------------------------------
                                                Annualized   End of                    Annualized   End of
                                   Average      Average      Period       Average       Average     Period
                                  Balances        Yield       Yield      Balances        Yield       Yield
                                 ------------   -----------  --------   ------------   -----------  --------
ASSETS
Investment Securities            $ 2,972,977         6.52%     8.70%    $ 3,229,203         5.25%     6.10%
Mortgage-backed securities        12,896,270         7.51%     7.82%     10,655,509         7.04%     7.07%
Loans receivable (a)              31,392,570         7.59%     7.88%     25,242,449         7.22%     7.02%
Invest. in capital stock of FHLBs    713,862         7.71%     6.55%        643,782         5.32%     5.37%
                                 ------------   -----------             ------------   -----------
Interest-earning assets          $47,975,679         7.50%              $39,770,943         6.98%
                                 ============   ===========             ============   ===========
LIABILITIES
Deposits:
    Checking accounts            $   136,543         2.13%     3.02%    $   107,116         2.18%     3.06%
    Savings accounts               8,857,741         3.80%     3.74%      9,964,785         3.91%     3.96%
    Term accounts                 22,167,349         4.99%     5.88%     17,170,638         4.89%     4.84%
                                 ------------   -----------  --------   ------------   -----------  --------
        Total deposits            31,161,633         4.64%     5.28%     27,242,539         4.52%     4.50%
Advances from FHLBs               13,325,696         6.34%     6.55%      6,477,019         5.41%     5.36%
Reverse repurchases                1,378,630         6.04%     6.24%      1,197,857         5.12%     5.08%
Other borrowings                   1,510,799         7.06%     7.63%      2,191,376         6.04%     7.63%
                                 ------------   -----------             ------------   -----------
Interest-bearing liabilities     $47,376,758         5.24%              $37,108,791         4.78%
                                 ============   ===========             ============   ===========

Annualized net interest spread                       2.26%                                  2.20%
                                                ===========                            ===========
Net interest income              $   838,070                             $  751,171
                                 ============                           ============
Annualized net yield on
average interest-earning assets                      2.33%                                  2.52%
                                                ===========                            ===========

(a)  Includes nonaccrual loans (90 days or more past due).

           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 2000 and 1999.

                                    TABLE 24

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                        Three Months Ended             Nine Months Ended
                                                           September 30                   September 30
                                                    ---------------------------    ---------------------------
                                                       2000            1999           2000           1999
                                                    -----------     -----------    -----------    ------------
Interest on loans                                         61.8%           60.7%          63.5%           62.3%
Interest on mortgage-backed securities                    26.8            27.9           25.8            25.7
Interest and dividends on investments                      7.4             7.1            6.6             7.0
                                                    -----------     -----------    -----------    ------------
                                                          96.0            95.7           95.9            95.0
Less:
  Interest on deposits                                    36.5            42.2           38.5            42.1
  Interest on advances and other borrowings               32.3            19.2           27.6            18.6
                                                    -----------     -----------    -----------    ------------
                                                          68.8            61.4           66.1            60.7

Net interest income                                       27.2            34.3           29.8            34.3
  Provision for (recovery of) loan losses                   .1             (.2)            .2             (.1)
                                                    -----------     -----------    -----------    ------------
Net interest income after provision for
  (recovery of) loan losses                               27.1            34.5           29.6            34.4

Add:
  Fees                                                     1.9             2.2            1.9             2.2
  Gain on the sale of securities, MBS, and loans            .3              .4             .2             1.0
  Other non-interest income                                1.8             1.7            2.0             1.8
                                                    -----------     -----------    -----------    ------------
                                                           4.0             4.3            4.1             5.0
Less:
  General and administrative expenses                     10.2            13.1           11.0            13.0
  Taxes on income                                          7.9             9.6            8.6             9.9
                                                    -----------     -----------    -----------    ------------
Net earnings                                              13.0%           16.1%          14.1%           16.5%
                                                    ===========     ===========    ===========    ============


           INTEREST RATE SWAPS

           The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

           Interest rate swap activity decreased net interest income by $682 thousand and $3.5 million for the three and nine months ended September 30, 2000, as compared to decreases of $511 thousand and $3.2 million for the same periods in 1999.

           The following table summarizes the unrealized gains and losses for interest rate swaps at September 30, 2000 and 1999.

                                    TABLE 25

         Schedule of Unrealized Gains and Losses on Interest Rate Swaps
                             (Dollars in thousands)

                                    September 30, 2000                                September 30, 1999
                      -----------------------------------------------    ----------------------------------------------
                                                            Net                                               Net
                       Unrealized       Unrealized      Unrealized        Unrealized      Unrealized      Unrealized
                          Gains           Losses        Gain(Loss)           Gains          Losses        Gain(Loss)
                      --------------   --------------  --------------    --------------  -------------   --------------
Interest rate swaps:
  Receive fixed           $      13         $    964        $   (951)       $     647      $      67        $     580
  Pay fixed                   3,730            5,543          (1,813)           3,312         13,862          (10,550)
                      --------------   --------------  --------------    --------------  -------------   --------------
                          $   3,743         $  6,507        $ (2,764)       $   3,959      $  13,929        $  (9,970)
                      ==============   ==============  ==============    ==============  =============   ==============


                                    TABLE 26

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                        Nine Months Ended
                                       September 30, 2000
                                 --------------------------------
                                   Receive              Pay
                                    Fixed              Fixed
                                    Swaps              Swaps
                                 -------------     --------------
Balance at December 31, 1999          $   263            $   727
Additions                                 -0-                -0-
Maturities                                (43)                (5)
                                --------------    ---------------
Balance at September 30, 2000         $   220            $   722
                                ==============    ===============

           The range of floating interest rates received on swap contracts in the first nine months of 2000 was 5.98% to 7.11%, and the range of floating interest rates paid on swap contracts was 6.00% to 6.87%. The range of fixed interest rates received on swap contracts in the first nine months of 2000 was 5.50% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

           INTEREST ON LOANS

           In the third quarter of 2000, interest on loans was higher than in the comparable 1999 period by $208 million or 46.6%. The increase in the third quarter of 2000 was due to a $8.2 billion increase in the average portfolio and a 75 basis point increase in the average portfolio yield. For the first nine months of 2000, interest on loans was higher than in the comparable 1999 period by $419 million or 30.6%. The increase was due to a $6.0 billion increase in the average portfolio balance and a 43 basis point increase in the average portfolio yield.

           INTEREST ON MORTGAGE-BACKED SECURITIES

           In the third quarter of 2000, interest on mortgage-backed securities was higher than in the comparable 1999 period by $79 million or 38.6%. The 2000 increase was due primarily due to a $3.2 billion increase in the average portfolio balance and a 60 basis point increase in the average portfolio yield. For the first nine months of 2000, interest on mortgage-backed securities was higher than in the comparable 1999 period by $164 million or 29.2% due primarily due to a $2.3 billion increase in the average portfolio balance and a 43 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on pages 12 and 13.

           INTEREST AND DIVIDENDS ON INVESTMENTS

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. For the third quarter of 2000, interest and dividends on investments was higher than in the comparable 1999 period by $25 million or 48.6%. The increase was primarily due to a 135 basis point increase in the average portfolio yield and a $329 million increase in the average portfolio balance. For the first nine months of 2000, interest and dividends on investments was higher than in the comparable 1999 period by $34 million or 22.1%. The increase was primarily due to a 126 basis point increase in the average portfolio yield which was partially offset by a $256 million decrease in the average portfolio balance.

           In addition, included in interest and dividends on investments for the three months ended September 30, 2000 was $1.0 million in special dividends from the FHLB of San Francisco. Included in interest and dividends on investments for the nine months ended September 30, 2000 were $3.7 million of special dividends from the FHLB of San Francisco and $2.8 million of special dividends from the FHLB of Dallas for a total of $6.5 million.

           INTEREST ON DEPOSITS

           In the third quarter of 2000, interest on deposits increased by $76 million or 24.5% from the comparable period in 1999. The third quarter increase was due to a 75 basis point increase in the average cost of deposits and a $1.8 billion increase in the average balance of deposits. In the first nine months of 2000, interest on deposits increased by $160 million or 17.4% from the comparable period in 1999. The nine month increase was primarily due to a 44 basis point increase in the average cost of deposits and a $1.7 billion increase in the average balance of deposits.

           INTEREST ON ADVANCES AND OTHER BORROWINGS

           For the third quarter and first nine months of 2000, interest on advances and other borrowings increased by $200 million or 142.5% and $369 million or 90.5%, respectively, from the comparable periods of 1999. The third quarter increase was primarily due to a $10.4 billion increase in the average balance and a 218 basis point increase in the average cost of these borrowings. The nine month increase was primarily due to a $6.6 billion increase in the average balance and a 160 basis point increase in the average cost of these borrowings.

           PROVISION FOR (RECOVERY OF) LOAN LOSSES

           The provision for loan losses was $1.1 million and $5.9 million, respectively, for the three and nine months ended September 30, 2000, compared to a recovery of $1.3 million and $1.4 million for the same periods in 1999. The provision in 2000 reflected the rapid growth of the loan portfolio. The recoveries in 1999 reflected declining nonperforming assets as a result of the strong housing market and economy.

           NONINTEREST INCOME

           Noninterest income was $41 million and $115 million for the three and nine months ended September 30, 2000, compared to $31 million and $109 million for the same periods in 1999. The increase in 2000 was partially due to higher loan fee income. In addition, for the three and nine months ended September 30, 2000, other income included $6 million and $17 million, respectively, of income earned on our check outsourcing program which started in September 1999. Under the new program, interest from float on outstanding checks is reported in other income instead of interest income as had been done previously. In the nine months ended September 30, 1999, other income also included gains of $8 million from the sale of four savings offices located in markets with limited growth potential. There were no branch sales in 2000.

           GENERAL AND ADMINISTRATIVE EXPENSES

           For the third quarter and first nine months of 2000, general and administrative expenses (G&A) were $107 million and $309 million, respectively, compared to $96 million and $285 million for the comparable periods in 1999. G&A as a percentage of average assets on an annualized basis was .84% and .88%, respectively, for the third quarter and first nine months of 2000 compared to
 .98% for the same periods in 1999. G&A expenses increased in 2000 because of ongoing investments in personnel, facilities, and technology. However, G&A as a percentage of average assets decreased during 2000 because assets grew faster than G&A expense.

           TAXES ON INCOME

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings were 37.8% for the third quarter and first nine months of 1999 compared to 37.4% for the same periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     WFSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; debt collateralized by mortgages, MBS, or securities; and the issuance of medium-term notes. In addition, WFSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WFSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WFSB's liquidity positions at September 30, 2000 and 1999 and December 31, 1999, see the Cash and Investments section on page 12.

     WSL's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB; and debt collateralized by mortgages, MBS, or securities. In addition, WSL has a number of other alternatives available to provide liquidity or finance operations. These include federal funds purchased, borrowings from its affiliates, borrowings from public offerings of debt, sales of loans, wholesale certificates of deposit, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSL may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. For a discussion of WSL's liquidity positions at September 30, 2000 and 1999 and December 31, 1999, see the Cash and Investments section on page 12.

     WSSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities; and borrowings from its affiliates.

     The principal sources of funds for WFSB's, WSL's, and WSSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WFSB and WSL can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its subsidiaries (including $117 thousand for the year ended December 31, 1999 and $20 million for the nine months ended September 30, 2000), dividends to stockholders, the purchase of Golden West stock (see stockholders' equity section on page 25), and general and administrative expenses. At September 30, 2000 and 1999 and December 31, 1999, Golden West's total cash and investments amounted to $516 million, $680 million, and $761 million, respectively. Included in the September 30, 2000 and 1999 and December 31, 1999 amounts are loans to WFSB.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11 and 29. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at September 30, 2000, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

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

        11     Statement of Computation of Earnings Per Share

        27     Financial Data Schedule


(b)  Reports on Form 8-K

     The Registrant did not file any current reports on Form 8-K with the Commission during the first nine months of 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 9, 2000             /s/  Russell W. Kettell
                                     ----------------------------
                                     Russell W. Kettell
                                     President and
                                     Chief Financial Officer


                                     /s/  William C. Nunan
                                     ----------------------------
                                     William C. Nunan
                                     Chief Accounting Officer