Form 10-K
period 2000-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2001-03-29
CIK 42293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K
                                   -----------


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  -----------

                          Commission File Number 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated pursuant to the Laws of Delaware State

                                  -----------

        Internal Revenue Service - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                                   -----------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 2001, was $8,693,877,867. The number of shares outstanding of the Registrant's common stock on February 28, 2001, was 158,502,787 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated March 12, 2001, furnished to stockholders in connection with registrant's Annual Meeting of Stockholders, is incorporated by reference into Part III.

                        GOLDEN WEST FINANCIAL CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                                                         Page
                                                                                                         ----
PART I................................................................................................    1
     Item 1.  Business................................................................................    1
           Registrant.................................................................................    1
           Forward Looking Statements.................................................................    1
           Regulatory Framework.......................................................................    2
           Office Structure...........................................................................    2
           Acquisitions/Divestitures..................................................................    2
           Operations.................................................................................    2
           Deposit Activities.........................................................................    3
           Borrowings.................................................................................    6
           Loans Receivable and Mortgage-Backed Securities............................................    7
           Mortgage Servicing Rights..................................................................   19
           Asset Quality..............................................................................   19
           Investment Activities......................................................................   24
           Goodwill...................................................................................   25
           Stockholders' Equity.......................................................................   25
           New Accounting Pronouncements..............................................................   26
           Earnings Per Share.........................................................................   26
           Extraordinary Item.........................................................................   26
           Yield on Interest-Earning Assets/Cost of Funds.............................................   27
           Competition and Other Matters..............................................................   28
           Thrift Industry............................................................................   29
           Regulation.................................................................................   29
           Employee Relations.........................................................................   37
     Item 2.  Properties..............................................................................   37
     Item 3.  Legal Proceedings.......................................................................   38
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................   38
PART II...............................................................................................   39
     Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters............   39
           Market Prices of Stock.....................................................................   39
           Per Share Cash Dividends Data..............................................................   39
           Stockholders...............................................................................   40
     Item 6.  Selected Financial Data.................................................................   40
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...   44
           Financial Condition........................................................................   45
           Results of Operations......................................................................   60
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................   66
     Item 8.  Financial Statements and Supplementary Data.............................................   66
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   66
PART III   ...........................................................................................   67
     Item 10.  Directors and Executive Officers of the Registrant.....................................   67
     Item 11.  Executive Compensation.................................................................   68
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   68
     Item 13.  Certain Relationships and Related Transactions.........................................   68
PART IV    ...........................................................................................   69
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   69

                                     PART I

ITEM 1. BUSINESS

Registrant

     Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned savings bank subsidiary, World Savings Bank, FSB (WSB). Golden West also has two other subsidiaries, Atlas Advisers, Inc. and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-end registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s fourteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

     During the fourth quarter of 2000, World Savings Bank, a State Savings Bank
(WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the FDIC to a federally chartered savings bank regulated by the OTS. WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX). On December 1, 2000, Golden West contributed WTX to WSB and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association, formally a wholly owned subsidiary of Golden West, was merged into WSB.

     WSB is a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks, federally chartered banks, and some state chartered banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF.

     WSB's home office is in Oakland, California. As of December 31, 2000 and 1999, WSB had assets of $55.7 billion and $42.0 billion, respectively. For the years ended December 31, 2000, 1999 and 1998, WSB had net income of $540 million, $479 million and $432 million, respectively.

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

Regulatory Framework

     The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA), and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WTX is a member of the FHLB system and owns stock in the FHLB of Dallas. WSB's and WTX's savings accounts are insured by the FDIC up to the maximum amounts provided by law. The Company, WSB, and WTX are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, capital requirements, and the payment of dividends. WSB and WTX are also subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to reserve requirements and certain other matters (see Regulation).

Office Structure

     As of December 31, 2000, the Company operated 120 savings branch offices in California, 37 in Florida, 36 in Colorado, 22 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, and four in Illinois. The Company also operates 278 loan origination offices of which 234 are located in the states listed above. The remaining 44 loan origination offices are located in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, and Wisconsin. Of the 278 loan offices, 19 are fully-staffed offices that are located in the same premises as savings branch offices and 117 others are savings branch offices that have a single loan officer on site. The remaining loan origination offices are located in facilities that are separate from savings branch offices.

Acquisitions/Divestitures

     During 1999, the Company sold three branches in Colorado and one branch in Kansas with a total of $149 million in deposits. During 1998, the Company sold one branch in Colorado with a total of $36 million in deposits. The foregoing divestitures are not material to the financial position or net earnings of Golden West and pro forma information is not deemed necessary.

Operations

     The principal business of the Company, through WSB and WTX, is attracting funds, primarily in the form of savings deposits acquired from the general public, and investing those funds principally in loans secured by deeds of trust or mortgages on residential and other real estate, and mortgage-backed securities (MBS). Funds for the WSB's and WTX's operations are also provided through earnings; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the Federal Home Loan Bank system; debt collateralized by mortgages, MBS, or other securities; and the issuance of medium-term notes. In addition, WSB has a number of other alternatives available to provide liquidity or finance operations. These include borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, WSB may borrow from the Federal Reserve Bank of San Francisco and WTX may borrow from the Federal Reserve Bank of Dallas to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB of San Francisco, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     The principal sources of funds for the holding company, Golden West, are dividends from WSB, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to WSB, dividends to stockholders, the purchase of Company stock, and general and administrative expenses.

Deposit Activities

     Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. The Company uses government securities dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs." The Company's deposit balance at December 31, 2000 and 1999 included $185 million and $600 million, respectively, of these wholesale CDs. There were no wholesale CDs outstanding at December 31, 1998.

     Retail deposits increased $2.7 billion during 2000, including interest credited of $1.3 billion, compared to an increase of $896 million during 1999, including interest credited of $1.1 billion, and an increase of $2.6 billion, including interest credited of $1.1 billion during 1998. Retail deposits increased in 2000 primarily due to the implementation of marketing campaigns that took advantage of the favorable savings environment, especially in the second half of the year. Retail deposits increased in 1999 as the Company concentrated efforts on building the loyalty of existing depositors. Retail deposits increased during 1998 primarily due to ongoing marketing efforts as well as active promotions of market rate transaction accounts. At December 31, 2000, 1999, and 1998, transaction accounts (which include checking, passbook, and money market accounts) represented 24%, 35%, and 35%, respectively, of the total balance of deposits.

     The table on the following page summarizes the Company's deposits by original term to maturity at December 31.


                                     TABLE 1

                                    Deposits
                          by Original Term to Maturity
                             (Dollars in Thousands)

                                              2000              1999              1998              1997             1996
                                         --------------    --------------    --------------    --------------   --------------
 Interest-bearing  checking accounts.  .   $    74,598       $   128,677       $   102,874       $    85,343      $   318,422
 Interest-bearing checking accounts
   swept into money market deposit
   accounts  . . . . . . . . . . . . . .     3,059,928         3,206,240         2,706,811         1,386,398          488,361
 Passbook  accounts  . . . . . . . . . .       451,228           484,132           514,265           528,727          550,075
 Money market deposit accounts.  . . . .     3,534,786         5,869,963         5,825,450         2,774,336        1,077,321
 Term certificate accounts with
     original maturities of:
     4  weeks  to 1 year . . . . . . . .    12,325,768         8,554,573         5,893,772         8,996,965       10,144,102
     1 to 2 years. . . . . . . . . . . .     7,275,219         5,947,712         7,717,692         5,750,387        5,012,735
     2 to 3 years.  . . . . . . . . . .      1,367,147         1,349,180         1,417,606         1,478,756        1,587,068
     3 to 4 years.  . . . . . . . . . .        453,974           368,540           368,615           431,400          565,997
     4 years and over . . . . . . . . .        675,120           582,275         1,150,056         1,440,434        1,993,983
 Retail jumbo CDs  . . . . . . . . . . .       644,962           623,286           521,478           711,010          360,441
 Wholesale CDs. . . . . . . . . . . . .        185,000           600,000               -0-           525,305              -0-
 All other  . . . . . . . . . . . . . .            189               332               476               656            1,429
                                         --------------    --------------    --------------    --------------   --------------
 Total deposits.  . . . . . . . . . . .    $30,047,919       $27,714,910       $26,219,095       $24,109,717      $22,099,934
                                         ==============    ==============    ==============    ==============   ==============

     The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in Thousands)

                                         2000                1999
                                  ----------------    -----------------
 0.00%  --   4.00%  . . . . . .     $ 4,107,186          $ 4,988,608
 4.01%  --   6.00%  . . . . . .       9,314,068           22,399,910
 6.01%  --   8.00%  . . . . . .      16,617,334              316,903
 8.01%  --  10.00%  . . . . . .             -0-                   93
10.01%  --  12.00%  . . . . . .           9,331                9,396
                                  ----------------    -----------------
                                    $30,047,919          $27,714,910
                                  ================    =================

     At December 31, the weighted average cost of deposits was 5.52% (2000) and 4.69% (1999).

     The table below shows the maturities of deposits at December 31, 2000 by interest rate.

                          TABLE 3

                    Deposit Maturities
                     by Interest Rate
                  (Dollars in Thousands)

                                                                                              2005 and
                        2001(a)             2002              2003             2004           thereafter          Total
                   -----------------  ----------------   --------------   --------------   ---------------  -----------------
 0.00% --  4.00%      $ 4,088,350        $   18,836        $     -0-         $    -0-         $     -0-       $  4,107,186
 4.01% --  6.00%        8,683,963           403,378          141,389           56,722            28,616          9,314,068
 6.01% --  8.00%       15,071,263         1,056,017          214,579           12,183           263,292         16,617,334
 8.01% -- 10.00%              -0-               -0-              -0-              -0-               -0-                -0-
10.01% -- 12.00%               59                61            9,156               55               -0-              9,331
                   -----------------  ----------------   --------------   --------------   ---------------  -----------------
                      $27,843,635        $1,478,292        $ 365,124         $ 68,960         $ 291,908       $ 30,047,919
                   =================  ================   ==============   ==============   ===============  =================

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

     As of December 31, 2000, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $4.0 billion, of which $645 million were retail jumbo CDs, $185 million were wholesale CDs, and the remainder were non-jumbo retail CDs. The following table presents the maturity of these time certificates of deposit at December 31, 2000.


                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in Thousands)

          3 months or less                         $ 1,550,480
          Over 3 months through 6 months             1,126,688
          Over 6 months through 12 months              897,694
          Over 12 months                               393,350
                                              -----------------
                                                   $ 3,968,212
                                              =================

     More information regarding deposits is included in Note I to the Financial Statements included in Item 14.

 Borrowings

     The Company generally may borrow from the FHLB upon the security of a) the capital stock of the FHLB owned by the Company, b) certain of its residential mortgage loans and MBS, or c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances," to supplement cash flow and to provide funds for loan originations. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable. At December 31, 2000, the Company had $19.7 billion in FHLB advances outstanding, compared to $8.9 billion at yearend 1999. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 26.

     The Company enters into reverse repurchase agreements with selected major government securities dealers, large banks, or the FHLB of San Francisco and the FHLB of Dallas. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a broker or dealer coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions qualify to be accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

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

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses amounted to $857 million at December 31, 2000, compared to $1.0 billion at yearend 1999.

     At December 31, 2000, Golden West, at the holding company level, had principal amounts outstanding of $600 million of subordinated debt. As of December 31, 2000, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     During November 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 2000, WSB had not issued any notes under this authority.

     During July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt, subordinated debt, and preferred stock. The Company has not issued any securities under this registration statement.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                     TABLE 5

                            Composition of Borrowings
                             (Dollars in Thousands)

                                            2000               1999             1998              1997               1996
                                      ----------------   ---------------   --------------   ----------------   ----------------
FHLB advances. . . . . . . . . . .        $19,731,797       $ 8,915,218       $6,163,472        $ 8,516,605        $ 8,798,433
Reverse repurchase agreements. . .            857,274           970,129        1,252,469          2,334,048          1,614,763
Dollar reverse repurchase
    agreements . . . . . . . . . .                -0-            75,047              -0-                -0-            293,363
Medium-term notes . . . . . . . . .               -0-               -0-              -0-            109,992            589,845
Subordinated debt  . . . . . . . .            598,791           812,950          911,753          1,110,488          1,323,996
                                      ----------------   ---------------   --------------   ----------------   ----------------
    Total borrowings. . . . . . . .       $21,187,862       $10,773,344       $8,327,694        $12,071,133        $12,620,400
                                      ================   ===============   ==============   ================   ================
Weighted average interest rate
    of total borrowings . . . . . .             6.66%             5.77%            5.87%              5.99%              5.80%
                                      ================   ===============   ==============   ================   ================

     More information concerning the borrowings of the Company is included in Notes J, K, and L to the Financial Statements, which are included in Item 14.

Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). MBS and MBS-REMICs are available to be used as collateral for borrowings. At December 31, 2000, 1999, and 1998, the balance of loans receivable including MBS was $52.3 billion, $39.6 billion, and $35.8 billion, respectively. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Included in the $35.8 billion at December 31, 1998 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $5.5 billion of MBS-REMICs, and $686 million of purchased MBS.

     The loan portfolio, including MBS, grew $12.8 billion or 32% and $3.8 billion or 11% for the year ended December 31, 2000 and 1999, respectively. Loan portfolio repayments were $6.9 billion, $7.7 billion, and $8.3 billion for the years ended December 31, 2000, 1999, and 1998, respectively. Loan portfolio repayments were lower in 2000 and in 1999 as compared to 1998 due to a decrease in prepayments.

Mortgage-Backed Securities

     The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 2000, 1999, and 1998, the Company had MBS held to maturity in the amount of $18.5 billion, $11.6 billion, and $9.9 billion, respectively.

     MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 2000, 1999, and 1998, the Company had MBS available for sale in the amount of $70 million, $79 million, and $114 million, respectively, including unrealized gains on MBS available for sale of $1 million, $1 million, and $5 million, respectively. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS, using specific identification, adjusted for any unamortized premium or discount.

     During 2000, 1999, and 1998, the Company securitized $4.6 billion, $3.7 billion, and $6.4 billion, respectively, of mortgage loans from its loan portfolio into Real Estate Mortgage Investment Conduits formed by WSB. Classified as MBS held to maturity, MBS-REMICs are being used as collateral for borrowings. The REMICs are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests.

     During 2000, 1999, and 1998, the Company securitized $4.8 billion, $1.1 billion, and $1.8 billion, respectively, of adjustable rate mortgages (ARMs) into FNMA adjustable rate MBS. The FNMA MBS held to maturity are available to be used as collateral for borrowings and are subject to full credit recourse to the Company.

     Repayments of MBS during the years 2000, 1999, and 1998 amounted to $2.5 billion, $2.8 billion, and $2.1 billion, respectively. MBS repayments were lower in 2000 due to a decrease in the prepayment rate. MBS repayments were higher in 1999 due to the increase in total MBS outstanding.

     For more information on MBS, see Notes D and E to the Financial Statements included in Item 14.

Loans

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens primarily on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 2000, the Company was originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Indiana, Illinois, Kentucky, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Dakota, Texas, Tennessee, Utah, Virginia, Washington, and Wisconsin. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 2000 and 1999.

     The tables on the following two pages set forth the Company's loan portfolio by state as of December 31, 2000 and 1999.

                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 2000
                             (Dollars in Thousands)

                                 Residential
                                 Real Estate                             Commercial                            Loans
                        -------------------------------                     Real              Total           as a% of
       State                1 - 4              5+           Land           Estate           Loans (a)         Portfolio
---------------------   --------------    -------------   ----------   ---------------   ---------------   ---------------
California               $ 29,347,017      $ 3,434,663        $ 108          $ 24,312      $ 32,806,100          63.13%
Florida                     2,518,245           15,862          -0-               256         2,534,363           4.88
Texas                       2,079,256           60,746          220             1,061         2,141,283           4.12
New Jersey                  1,949,096              -0-          -0-             2,516         1,951,612           3.76
Washington                  1,075,055          574,651          -0-               -0-         1,649,706           3.17
Illinois                    1,520,620          121,102          -0-               -0-         1,641,722           3.16
Colorado                    1,290,477          185,567          -0-             4,634         1,480,678           2.85
Arizona                     1,052,636           17,273          -0-                14         1,069,923           2.06
Pennsylvania                1,064,820            2,332          -0-             2,297         1,069,449           2.06
Other (b)                   5,559,064           55,264           19             4,720         5,619,067          10.81
                        --------------    -------------   ----------   ---------------   ---------------   ------------
  Totals                 $ 47,456,286      $ 4,467,460        $ 347          $ 39,810        51,963,903         100.00%
                        ==============    =============   ==========   ===============                     ============
SFAS 91 deferred loan costs                                                                     147,751
Loan discount on purchased loans                                                                 (1,470)
Undisbursed loan funds                                                                           (6,703)
Allowance for loan losses                                                                      (236,708)
Loans to facilitate (LTF) interest reserve                                                         (237)
Troubled debt restructured (TDR) interest reserve                                                  (335)
Loans on deposits                                                                                21,429
                                                                                         ---------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                                            51,887,630
Loans securitized into FNMA MBS and MBS-REMICs                                              (18,124,987)(c)
                                                                                         ---------------
  Total loan portfolio                                                                     $ 33,762,643
                                                                                         ===============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the December 31, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.


                                     TABLE 7

                             Loan Portfolio by State
                                December 31, 1999
                             (Dollars in Thousands)

                                 Residential
                                 Real Estate                             Commercial                            Loans
                        -------------------------------                     Real             Total           as a% of
       State                1 - 4              5+           Land           Estate          Loans (a)         Portfolio
---------------------   --------------    -------------   ----------   ---------------   ---------------   ---------------
California               $ 21,870,151       $3,351,504       $  185         $  28,449      $ 25,250,289          64.39%
Florida                     1,767,662           14,878          -0-               461         1,783,001           4.55
Texas                       1,580,035           59,381          374             1,208         1,640,998           4.18
New Jersey                  1,342,963              -0-          -0-             3,614         1,346,577           3.43
Illinois                    1,212,369          119,469          -0-               -0-         1,331,838           3.40
Washington                    720,326          490,169          -0-               -0-         1,210,495           3.09
Colorado                      992,624          175,566          -0-             5,156         1,173,346           2.99
Arizona                       845,995           18,653          -0-               -0-           864,648           2.20
Pennsylvania                  767,139            4,091          -0-             2,603           773,833           1.97
Other (b)                   3,794,829           40,362           53             7,658         3,842,902           9.80
                        --------------    -------------   ----------   ---------------   ---------------   ------------
  Totals                 $ 34,894,093      $ 4,274,073       $  612         $  49,149        39,217,927         100.00%
                        ==============    =============   ==========   ===============                     ============
SFAS 91 deferred loan costs                                                                      70,211
Loan discount on purchased loans                                                                 (1,967)
Undisbursed loan funds                                                                           (5,022)
Allowance for loan losses                                                                      (232,134)
Loans to facilitate (LTF) interest reserve                                                         (325)
Troubled debt restructured (TDR) interest reserve                                                (1,079)
Loans on deposits                                                                                20,107
                                                                                         ---------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                                            39,067,718
Loans securitized into FNMA MBS and MBS-REMICs                                              (11,147,901)(c)
                                                                                         ---------------
  Total loan portfolio                                                                     $ 27,919,817
                                                                                         ===============

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

                                     TABLE 8

                       Loan Portfolio by Type of Security
                             (Dollars in Thousands)

                                           2000               1999              1998              1997              1996
                                       --------------    ---------------   ---------------    --------------   ----------------
Loans collateralized primarily
   by first deeds of trust:
   One-to four-family units . . . .     $ 31,353,927       $ 26,041,066      $ 21,639,015      $ 28,978,476       $ 25,862,898
   Over four-family units. . . . . .       2,444,832          1,979,199         4,260,631         4,462,990          4,403,389
   Commercial real estate. . . . . .          39,810             49,149            65,865            82,888             97,852
   Land. . . . . . . . . . . . . . .             347                612               798               977              1,147
Loans on deposits  . . . . . . . . .          21,429             20,107            25,279            28,167             31,936
Less:
   Undisbursed loan funds. . . . . .           6,703              5,022             3,080             3,306              3,920
   Unearned fees (deferred costs)
      and discounts . . . . . . . .         (146,281)           (68,244)           15,273            41,470             62,762
    LTF and TDR interest reserve .               572              1,404             2,356             4,483              7,176
   Unamortized discount arising
      from acquisitions . . . . . .              -0-                -0-             5,125            10,250             14,241
  Allowance for loan losses . . . .          236,708            232,134           244,466           233,280            195,702
                                       --------------    ---------------   ---------------    --------------   ----------------
Total loans receivable . . . . . . .      33,762,643         27,919,817        25,721,288        33,260,709         30,113,421

Loans collateralized primarily by
   first deeds of trust, which have
   been securitized into MBS:
   One-to four-family units . . . .       16,102,358          8,853,027         9,346,004         3,030,390          3,265,424
   Over four-family units. . . . . .       2,022,629          2,294,874               -0-               -0-                -0-
                                       --------------    ---------------   ---------------    --------------   ----------------
Total loans securitized into MBS .        18,124,987         11,147,901         9,346,004         3,030,390          3,265,424

                                       --------------    ---------------   ---------------    --------------   ----------------
Loan Portfolio including MBS            $ 51,887,630       $ 39,067,718      $ 35,067,292      $ 36,291,099       $ 33,378,845
                                       ==============    ===============   ===============    ==============   ================

     At December 31, 2000, 99% of the loans in the portfolio (including loans securitized into MBS) had remaining terms to maturity in excess of 10 years.

     The following table sets forth the amount of loans due after one year that have predetermined interest rates and the amount that have floating interest rates at December 31, 2000.

                                     TABLE 9

                            Loans Due After One Year
                             (Dollars in Thousands)

                         Loans
                      Securitized             Loans
                        into MBS           Receivable             Total
                    -----------------    ----------------    -----------------

  Adjustable Rate        $17,199,651         $32,193,348          $49,392,999
  Fixed Rate                 923,244           1,534,614            2,457,858
                    -----------------    ----------------    -----------------
                         $18,122,895         $33,727,962          $51,850,857
                    =================    ================    =================

     The following table sets forth information concerning new loans made by the Company during 2000, 1999, and 1998 by type and purpose of loan.

                                    TABLE 10

                    New Loan Originations by Type and Purpose
                             (Dollars in Thousands)

                                    2000                                  1999                                  1998
                     -----------------------------------   -----------------------------------    ----------------------------------
                     No. of                      % of       No. of                     % of       No. of                     % of
Type                  Loans        Amount        Total      Loans        Amount        Total       Loans       Amount        Total
-------------------  ---------   ------------    -------   ---------   ------------    -------    --------   ------------    -------
Residential
  (one unit)          108,539     $18,627,153       94.2%     77,790    $11,740,910       92.7%     51,881     $7,585,610      92.7%
Residential
  (2 to 4 units)        2,238         478,297        2.4       1,907        356,340        2.8       1,382        214,618       2.6
Residential
  (5 or more units)       941         677,237        3.4         865        574,961        4.5         733        387,706       4.7
                      ---------   ------------    -------   ---------   ------------    -------    --------   ------------   -------
Totals                111,718     $19,782,687      100.0%     80,562    $12,672,211      100.0%     53,996     $8,187,934     100.0%
                      =========   ============    =======   =========   ============    =======    ========   ============   =======

                                    2000                                  1999                                  1998
                     -----------------------------------   -----------------------------------    ----------------------------------
                     No. of                      % of       No. of                     % of       No. of                     % of
Type                  Loans        Amount        Total      Loans        Amount        Total       Loans       Amount        Total
-------------------  ---------   ------------    -------   ---------   ------------    -------    --------   ------------    -------
Purchase               79,038    $13,045,821       65.9%     52,685    $ 7,664,726       60.5%     30,902     $4,548,415       55.6%
Refinance              32,680      6,736,866       34.1      27,877      5,007,485       39.5      23,094      3,639,519       44.4
                     ---------   ------------    -------   ---------   ------------    -------    --------   ------------    -------
Totals                111,718    $19,782,687      100.0%     80,562    $12,672,211      100.0%     53,996     $8,187,934      100.0%
                     =========   ============    =======   =========   ============    =======    ========   ============    =======

     New loan originations in 2000, 1999, and 1998 amounted to $19.8 billion, $12.7 billion, and $8.2 billion, respectively. The increase in 2000 was due to a strong demand for adjustable rate loans, the Company's primary product. The increase in 1999 was due to a renewed demand for adjustable rate loans as interest rates moved up and the cost of fixed-rate loans increased. Also in 1999, the Company increased the size of its loan origination staff to take advantage of favorable market conditions.

     The Company originates adjustable rate mortgages tied to various indexes, principally the Golden West Cost of Savings Index (COSI), the Eleventh District Cost of Funds Index (COFI), and the twelve-month rolling average of the One-Year
U. S. Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the years ended December 31, 2000, 1999, and 1998.

                                    TABLE 11

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in Thousands)

          ARM Index                  2000                 1999                1998
      -------------------     ----------------    -----------------    ---------------
            COSI                  $12,872,834          $ 7,996,477         $1,738,592
            COFI                    5,701,413            3,264,773          3,753,081
            TCM                       470,171              270,651          1,243,315
                              ----------------    -----------------    ---------------
                                  $19,044,418          $11,531,901         $6,734,988
                              ================    =================    ===============

           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31.

                                    TABLE 12

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                             (Dollars in Thousands)

          ARM Index                  2000                 1999                1998
      -------------------     ----------------    -----------------    ---------------
            COSI                 $20,460,242          $ 9,182,829         $ 1,703,283
            COFI                  27,405,401           26,217,670          29,761,484
            TCM                    1,457,232            1,266,541           1,256,775
            Other                    182,778              152,470             201,756
                              ----------------    -----------------    ----------------
                                 $49,505,653          $36,819,510         $32,923,298
                              ================    =================    ================

     The largest source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $12.4 billion in 2000 compared to $8.0 billion in 1999 and $5.1 billion in 1998. In 2000, 63% of total origination volume was on California residential property compared to 63% in 1999 and 62% in 1998. The five largest states, other than California, for originations for the year ended December 31, 2000, were Florida, New Jersey, Texas, Washington, and Illinois with a combined total of 19% of total originations. The percentage of loans originated in California has remained consistently high during the three years under discussion due to the strong California real estate market.

     Federal regulations permit federally chartered savings banks to make or purchase both fixed-rate loans and loans with periodic adjustments to the interest rate. These latter types of loans are subject to the following primary limitations: (i) the adjustments must be based on changes in a specified interest rate index, which may be selected by the savings bank but which must be readily available to, and independently verifiable by, the borrower; and (ii) adjustments to the interest rate may be implemented through changes in the monthly payment amount and/or adjustment to the outstanding principal balance or term.

     Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages, and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (including MBS) composed of rate-sensitive loans was 95% at yearend 2000 compared to 93% at yearend 1999 and 92% at yearend 1998. The Company's ARM originations constituted approximately 96% of new mortgage loans made in 2000, compared with 91% in 1999 and 82% in 1998.

     Most of the Company's ARMs carry an interest rate that changes monthly based on movements in certain indices. The Company also offers a "modified" ARM, a loan that offers a low introductory rate generally below the initial fully indexed contract rate for a specified period, normally one to 12 months. However, the borrower must qualify at the initial fully indexed contract rate.

     During the life of the loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARM MBS and MBS-REMICs before any reduction for loan servicing fees) was 12.28%, or 4.17% above the actual weighted average rate at December 31, 2000, versus 12.44%, or 5.32% above the weighted average rate at yearend 1999.

     The following table shows the Company's ARM loans by lifetime cap bands as of December 31, 2000.

                                    TABLE 13

            Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands
                                December 31, 2000
                             (Dollars in Thousands)

                                     ARM            Number       % of Total
          Cap Bands                Balance         of Loans        Balance
  -------------------------    --------------     ----------    -------------
       Less than 9.00%          $        -0-            -0-           0.0%
       9.00%  -  9.49%                   392              2           0.0%
       9.50%  -  9.99%                   601              5           0.0%
      10.00%  -  10.49%                2,487             15           0.0%
      10.50%  -  10.99%                9,910             57           0.0%
      11.00%  -  11.49%              142,936            975           0.3%
      11.50%  -  11.99%           35,188,503        204,363          71.1%
      12.00%  -  12.49%            4,277,673         32,587           8.6%
      12.50%  -  12.99%            5,620,984         28,465          11.4%
      13.00%  -  13.49%              448,953          2,389           0.9%
      13.50%  -  13.99%            1,346,482          9,694           2.7%
      14.00% or greater            2,399,298         16,973           4.9%
      No Cap                          67,434          1,733           0.1%
                               --------------     ----------    -----------
       Total                    $ 49,505,653        297,258         100.0%
                               ==============     ==========    ===========

     Approximately $5.2 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 2000, $144 million of ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 8.01% at yearend 2000 compared to 7.69% at yearend 1999. Without the floor, the average rate on these loans would have been 7.80% at December 31, 2000 and 6.92% at December 31, 1999.

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

     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During 2000, 19% of loans originated exceeded 80% of the appraised value of the secured property, including $353 million of firsts and $3.5 billion of combined firsts and seconds. During 1999 and 1998, 19% and 5%, respectively, of loans originated were in excess of 80% of the appraised value of the residence.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $198 million and $99 million in 2000 and 1999, respectively. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of the insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the year ended December 31, 2000 and 1999.

                                    TABLE 14

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                            For the Year Ended
                                               December 31
                                   -------------------------------------
                                        2000                 1999
                                   ---------------      ----------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                    $   124,066            $   98,141
    With no insurance                     229,397               233,212
                                   ---------------      ----------------
                                          353,463               331,353
                                   ---------------      ----------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                 2,549,049             1,092,778
    With no insurance                     924,538               936,724
                                   ---------------      ----------------
                                        3,473,587             2,029,502
                                   ---------------      ----------------
    Total                             $ 3,827,050            $2,360,855
                                   ===============      ================

     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2000 and 1999.

                                    TABLE 15

                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                            As of December 31
                                   -------------------------------------
                                         2000                 1999
                                   ----------------    -----------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                      $  388,625           $  393,580
    With no insurance                      823,864              844,847
                                   ----------------    -----------------
                                         1,212,489            1,238,427
                                   ----------------    -----------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                  2,193,990            1,131,357
    With no insurance                      722,703              308,650
                                   ----------------    -----------------
                                         2,916,693            1,440,007
                                   ----------------    -----------------
    Total                               $4,129,182           $2,678,434
                                   ================    =================

     The Company requires title for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are security for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most having original terms of 30 years. However, the majority of such loans remain outstanding for a shorter period of time.

     To generate income and to provide additional funds for lending and liquidity, the Company has from time to time sold, without recourse first mortgages, including whole loans and participations in pools of loans to the Federal National Mortgage Association. The Company also sells to FNMA whole first loans with recourse, for which a recourse liability has been provided. The Company continues to collect payments on the loans as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on the buyer's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income.

     Loans originated for sale were $114 million, $626 million, and $1.2 billion for the years ended December 31, 2000, 1999, and 1998, respectively. The reduction in loans originated for sale in 2000 and 1999 as compared to 1998 was attributable to the decrease in fixed-rate originations. During 2000, 1999, and 1998, $29 million, $522 million, and $229 million, respectively, of loans were converted at the customer's request, from adjustable rate to fixed-rate. The Company continues to sell most of its new and converted fixed-rate loans. The Company sold $152 million, $1.1 billion, and $1.4 billion of loans during 2000, 1999, and 1998, respectively. The Company recognized pre-tax gains on the sale of loans of $7 million in 2000 compared to $22 million in 1999 and $25 million in 1998. Included in the gains in 2000, 1999, and 1998 was $3 million, $21 million, and $23 million, respectively, due to the capitalization of mortgage servicing rights (see page 18 for further information). The loans held for sale portfolio had a balance of $128 million at December 31, 2000, all of which are carried at the lower of cost or market. At December 31, 2000, the balance of loans sold with recourse was $1.9 billion.

     In addition to the loan portfolio (including MBS with recourse and MBS-REMICs), the Company was engaged in servicing approximately $2.9 billion of loan participations and whole loans for others at December 31, 2000. For each of the years ended December 31, 2000, 1999, and 1998, fees received for such servicing activities totaled $28 million, $21 million and $21 million, respectively.

     Loan repayments consist of monthly loan amortization and loan payoffs. During 2000, 1999, and 1998, loan repayments (excluding MBS) amounted to $4.5 billion, $4.9 billion, and $6.2 billion, respectively. The decrease in repayments in 2000 was due to a decrease in loan payoffs and due to the securitization of loans into MBS, which reduced the balance of loans receivable. The decrease in repayments in 1999 was due to a decrease in prepayments during the second half of the year and due to the securitization of loans into MBS.

     In addition to interest earned on loans, the Company receives points and fees for originating loans. The income represented by such fees varies with the volume and types of loans made. In 2000, 1999, and 1998, the Company responded to competition by offering more low and zero point adjustable rate mortgage options to its customers. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments, and other miscellaneous services.

     The following table sets forth information relating to interest rates and loan points charged for the years indicated.

                                    TABLE 16

      Weighted Average Interest Rates and Fees on New Loan Originations(a)

                                                             2000         1999         1998          1997         1996
                                                           ----------   ----------   ----------   -----------   ----------
Fully-indexed weighted average interest rate on new real
   estate loans originated                                     8.24%        7.60%        7.72%         7.59%        7.59%
Current weighted average interest rate on new real estate
   loans originated (b)                                        6.18%        5.97%        6.20%         6.42%        6.56%
Weighted average points received on new real estate loans
   originated                                                   .10%         .16%         .26%          .18%         .25%

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

Mortgage Servicing Rights

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended 2000, 1999, and 1998.

                                    TABLE 17

                      Capitalized Mortgage Servicing Rights
                             (Dollars in Thousands)

                                                                   2000               1999              1998
                                                              -------------     ---------------   ---------------
 Beginning balance of capitalized mortgage servicing rights       $ 37,295            $ 28,635          $ 11,116
 New capitalized mortgage servicing rights from loan sales           3,407              20,556            22,680
 Amortization of capitalized mortgage servicing rights             (12,344)            (11,896)           (5,161)
                                                              -------------     ---------------   ---------------
 Ending balance of capitalized mortgage servicing rights          $ 28,358            $ 37,295          $ 28,635
                                                              =============     ===============   ===============

     The book value of the Company's servicing rights did not exceed the fair value at December 31, 2000, 1999, or 1998 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 18

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in Thousands)

                                                2000            1999            1998           1997            1996
                                            --------------  -------------   -------------  -------------   -------------
Non-accrual loans                               $ 231,155      $ 225,409       $ 262,332      $ 317,550       $ 373,157
Real estate acquired through foreclosure            8,061         10,840          42,572         61,517          82,075
Real estate in judgment                               200             69              74             67             416
                                            --------------  -------------   -------------  -------------   -------------
Total nonperforming assets                      $ 239,416      $ 236,318       $ 304,978      $ 379,134       $ 455,648
                                            ==============  =============   =============  =============   =============

TDRs, net of interest reserve                   $   1,933      $  10,542       $  22,774      $  43,795       $  84,082
                                            ==============  =============   =============  =============   =============

Ratio of NPAs to total assets                        .43%           .56%            .79%           .96%           1.21%
                                            ==============  =============   =============  =============   =============

Ratio of TDRs to total assets                        .00%           .03%            .06%           .11%            .22%
                                            ==============  =============   =============  =============   =============

Ratio of NPAs and TDRs to total assets               .43%           .59%            .85%          1.07%           1.43%
                                            ==============  =============   =============  =============   =============

     NPAs at yearend 2000 were comparable to the NPAs outstanding at yearend 1999. The NPAs during 2000, 1999, and 1998 reflected the strong economy and housing market in those years. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $4 million in 2000, $4 million in 1999, and $8 million in 1998.

     The Company's TDRs were $2 million or .00% of assets at December 31, 2000 compared to $11 million or .03% of assets at December 31, 1999 and $23 million or .06% of assets at yearend 1998. Interest foregone on TDRs amounted to $181 thousand in 2000 compared to $446 thousand in 1999 and $899 thousand in 1998.

     The tables on the following page show the Company's nonperforming assets by state at December 31, 2000 and 1999.

                                    TABLE 19

                          Nonperforming Assets by State
                                December 31, 2000
                             (Dollars in Thousands)

                          Non-Accrual Loans (a)                     Foreclosed Real Estate
                  -------------------------------------------   ------------------------------------
                           Residential           Commercial                               Commercial                        NPAa as
                           Real Estate              Real              Residential            Real            Total           a% of
    State             1 - 4          5+            Estate          1 - 4         5+         Estate          NPAs(b)          Loans
-------------     ------------  ------------   --------------   ----------   ---------   -----------    --------------   ----------
California          $ 114,619        $  333          $   810      $ 1,797       $ -0-        $  -0-         $ 117,559        0.36%
Florida                22,438           -0-               26          283         -0-            73            22,820        0.90
Texas                  11,147           -0-              -0-          586         -0-           -0-            11,733        0.55
New Jersey             16,169           -0-               45          447         -0-           188            16,849        0.86
Washington              3,766           298              -0-          113         -0-           -0-             4,177        0.25
Illinois               11,118           216              -0-          384         -0-           -0-            11,718        0.71
Colorado                1,190           -0-              -0-          -0-         -0-           -0-             1,190        0.08
Arizona                 3,652           -0-              -0-          657         -0-           -0-             4,309        0.40
Pennsylvania           12,919           -0-              -0-        1,268         -0-           -0-            14,187        1.33
Other (c)              32,276           133              -0-        2,187         -0-           488            35,084        0.62
                  ------------  ------------   --------------   ----------   ---------   -----------    --------------   ---------
  Totals            $ 229,294        $  980          $   881      $ 7,722       $ -0-        $  749           239,626        0.46
                  ============  ============   ==============   ==========   =========   ===========
REO general valuation allowance                                                                                  (210)      (0.00)
                                                                                                        --------------   ----------
Total nonperforming assets                                                                                  $ 239,416        0.46%
                                                                                                        ==============   ==========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.


                                    TABLE 20

                          Nonperforming Assets by State
                                December 31, 1999
                             (Dollars in Thousands)

                          Non-Accrual Loans (a)
                  -------------------------------------------            Foreclosed Real Estate
                           Residential           Commercial     --------------------------------------      NPAa as
                           Real Estate              Real              Residential             Total          a% of
    State             1 - 4          5+            Estate          1 - 4         5+          NPAs(b)         Loans
-------------     ------------  ------------   --------------   ----------   ---------     -----------     ---------
California           $ 126,710      $ 2,063          $  2,281      $ 7,630      $  -0-      $ 138,684         0.55%
Florida                 15,987          -0-               179          756         -0-         16,922         0.95
Texas                    8,030          -0-               -0-          892         -0-          8,922         0.54
New Jersey              16,251          -0-               384           87         -0-         16,722         1.24
Illinois                10,000          216               -0-          170         -0-         10,386         0.78
Washington               2,052          -0-               -0-          -0-         -0-          2,052         0.17
Colorado                 2,296          407               -0-          -0-         -0-          2,703         0.23
Arizona                  5,301          -0-               -0-           81         -0-          5,382         0.62
Pennsylvania            10,015          -0-               -0-          159         -0-         10,174         1.31
Other (c)               20,424           84             2,729        1,363         -0-         24,600         0.64
                   ------------  -----------   ---------------   ----------   ----------    -----------    ---------
  Totals             $ 217,066      $ 2,770          $  5,573      $11,138      $  -0-        236,547         0.60
                   ============  ===========   ===============   ==========   ==========
REO general valuation allowance                                                                  (229)       (0.00)
                                                                                           -----------     ---------
Total nonperforming assets                                                                  $ 236,318         0.60%
                                                                                           ===========     =========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 1999 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

     A risk profile of loans, including securitized loans, is displayed by components in the following table as of December 31, 2000:

                                    TABLE 21

                   Risk Profile of Loans and Securitized Loans
                                December 31, 2000
                             (Dollars in thousands)

                                             Residential
                                             Real Estate                 Commercial
                                        1 - 4              5+            Real Estate           Total
                                 ----------------   --------------    ---------------   ----------------
Nonaccrual loans                    $    229,294      $       980          $     881        $   231,155
Loans 30 to 89 days past due             567,971            2,304                -0-            570,275
Loans performing under
    bankruptcy protection                150,793            3,709                 62            154,564
Troubled debt restructured                   -0-            2,268                -0-              2,268
Other impaired loans                         186           19,136              3,652             22,974
Performing loans not
    otherwise classified              30,529,599        2,417,067             35,562         32,982,228
Securitized loans not
    otherwise classified              15,978,443        2,021,996                -0-         18,000,439
                                 ----------------   --------------    ---------------   ----------------
  Totals Gross Loans                $ 47,456,286      $ 4,467,460          $  40,157         51,963,903
                                 ================   ==============    ===============

SFAS 91 deferred loan costs                                                                     147,751
Loan discount on purchased loans                                                                 (1,470)
Undisbursed loan funds                                                                           (6,703)
Allowance for loan losses                                                                      (236,708)
LTF interest reserve                                                                               (237)
TDR interest reserve                                                                               (335)
Loans on deposits                                                                                21,429
                                                                                        ----------------
    Total loan portfolio and loans securitized into FNMA MBS
    with recourse and MBS-REMICs                                                            $51,887,630
                                                                                        ================

     Management has included its estimate of probable losses on these loans in the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained.

     The Company provides specific valuation allowances for losses on loans when impaired, and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses and recourse obligations that is based on both historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loan and risk category to cover losses inherent in the portfolio. One-to-four single family real estate loans are evaluated as a group. In addition, periodic reviews are made of individual major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses inherent in the portfolio, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reconsidered and updated quarterly.

     The table below shows the changes in the allowance for loan losses for the years indicated.

                                    TABLE 22

                      Changes in Allowance for Loan Losses
                             (Dollars in Thousands)

                                                        2000           1999            1998            1997            1996
                                                   -------------   ------------    ------------    ------------   -------------
  Beginning allowance for loan losses                 $ 232,134      $ 244,466       $ 233,280       $ 195,702       $ 141,988
  Provision for (recovery of) loan losses
     charged to expense                                   9,195         (2,089)         11,260          57,609          84,256
  Transfer of allowance to reserve for losses
     on loans sold or securitized and retained           (4,470)       (12,043)            -0-             -0-             -0-
  Less loans charged off                                   (623)           -0-          (1,387)        (20,818)        (31,239)
  Add recoveries                                            472          1,800           1,313             787             697
                                                   -------------   ------------    ------------    ------------   -------------
  Ending allowance for loan losses                    $ 236,708      $ 232,134       $ 244,466       $ 233,280       $ 195,702
                                                   =============   ============    ============    ============   =============
  Ratio of net chargeoffs to average loans
    outstanding (including MBS with recourse)              .00%         (.01)%            .00%            .06%            .10%
                                                   =============   ============    ============    ============   =============
  Ratio of allowance for loan losses to
    nonperforming assets                                  98.9%          98.2%           80.2%           61.5%           43.0%
                                                   =============   ============    ============    ============   =============

     Net chargeoffs were minimal for the years ended 2000, 1999, and 1998 primarily due to the strong California economy and housing market.

     The table below shows the changes in the reserve for losses on loans sold with recourse or securitized and retained for the years ended 2000, 1999, 1998, and 1997.

                                    TABLE 23

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in Thousands)

                                                             2000          1999          1998          1997
                                                         ------------  ------------   -----------   -----------
   Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained          $ 15,572      $  2,256       $   886        $  602
  Initial recourse liability recognized at time of sale          168         1,273         1,370           284
  Net transfers from allowance for loan losses                 4,470        12,043           -0-           -0-
                                                         ------------  ------------   -----------   -----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained          $ 20,210      $ 15,572       $ 2,256        $  886
                                                         ============  ============   ===========   ===========

     The table below shows the composition of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained at December 31.

                                    TABLE 24
                Composition of Allowance for Loan Losses and the Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in Thousands)

                                   2000            1999            1998           1997            1996
                                ------------   -------------   -------------   ------------   -------------
Real Estate
    1 to 4 units
          General                  $229,368        $207,615        $194,429       $181,179        $148,006
          Specific                      -0-             369             363            445             573
                                ------------   -------------   -------------   ------------   -------------
                                     229,368         207,984         194,792        181,624         148,579
                                ------------   -------------   -------------   ------------   -------------
       5+ units and commercial
          General                    23,514          30,648          33,884         33,139          28,942
          Specific                    4,036           9,074          18,046         19,403          18,783
                                ------------   -------------   -------------   ------------   -------------
                                     27,550          39,722          51,930         52,542          47,725
                                ------------   -------------   -------------   ------------   -------------
     Total                         $256,918        $247,706        $246,722       $234,166        $196,304
                                ============   =============   =============   ============   =============

Ratio of allowance for loan
losses and reserve for losses
on loans sold with recourse or
securitized and retained to
total loans (including MBS with
recourse and MBS-REMICs) and to
loans sold with recourse               .48%            .60%            .68%           .63%            .58%
                                ============   =============   =============   ============   =============

     As previously indicated, the low level of nonperforming assets (NPAs) and troubled debt restructured (TDRs) over the past three years resulted from the strong economy and housing market. The impact of the favorable environment is reflected in the components of the allowance and reserve accounts. Specific valuation allowances, primarily on large multi-family and commercial real estate loans, decreased from $18 million at December 31, 1998 to $4 million at December 31, 2000. General loss reserves on large multi-family and commercial real estate loans declined from $34 million at December 31, 1998 to $24 million at December 31, 2000. The general loss allowances on one-to-four single family real estate loans increased from $194 million at December 31, 1998 to $229 million at December 31, 2000 as a result of the increase in the total loan portfolio. As a result of improved asset quality and rapid portfolio growth, the overall ratio of the allowance and recourse reserves to total loans and loans sold or securitized with recourse declined from .68% at the end of 1998 to .48% at the end of 2000. The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was 107.31%, 104.82%, and 80.90% at December 31, 2000, 1999, and 1998,
respectively.

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

                                    TABLE 25

                  Composition of Securities Available for Sale
                             (Dollars in Thousands)

                                                       2000              1999              1998
                                                  ---------------    --------------    --------------
Equity securities                                      $ 387,077         $ 264,491         $ 363,427
U.S. Treasury and Government agency obligations            5,009             6,344             5,814
Collateralized mortgage obligations                          755               787             7,764
Certificate of deposit                                       -0-             4,996               -0-
Commercial paper                                             -0-            19,818               -0-
Medium-term notes                                            -0-            23,008               -0-
                                                  ---------------    --------------    --------------
                                                       $ 392,841         $ 319,444         $ 377,005
                                                  ===============    ==============    ==============

     Included in the balances above are net unrealized gains on investment securities available for sale of $382 million, $260 million, and $358 million at December 31, 2000, 1999, and 1998, respectively. The cost basis of the securities available for sale portfolio at December 31, 2000, 1999, and 1998 was $11 million, $59 million, and $19 million, respectively, and had weighted average yields (based on cost) of 38.31%, 12.78%, and 19.21% at December 31, 2000, 1999, and 1998, respectively. The yields in 2000, 1999, and 1998 reflect the effect of the high yield on the Federal Home Loan Mortgage Corporation stock.

     The table below sets forth the composition of the Company's Other Investments at December 31.

                                    TABLE 26

                        Composition of Other Investments
                             (Dollars in Thousands)

                                               2000             1999             1998
                                           -------------    --------------   --------------
Overnight Investments:
  Federal funds                               $ 318,736         $  88,510        $ 166,896
  Eurodollar time deposits                       40,000           197,000              -0-
Longer-Term Investments:
  Bank notes                                        -0-            25,000           25,000
  Collateralized mortgage obligations             9,819           114,637          188,304
  Medium-term notes                                 -0-            42,009           42,185
                                           -------------    --------------   --------------
                                              $ 368,555         $ 467,156        $ 422,385
                                           =============    ==============   ==============

     The weighted average yields on the Other Investments portfolio were 6.21%, 5.00%, and 4.92% at December 31, 2000, 1999, and 1998, respectively. There were no sales of other investments during 2000, 1999, or 1998.

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

Stockholders' Equity

     The Company's stockholders' equity increased by $492 million during 2000 as a result of earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $426 million during 1998 as a result of earnings and increased market values of securities available for sale, partially offset by the $80 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

     In November 1999, the Company acted to effect a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this 10-K filing have been restated to reflect this stock dividend unless otherwise noted.

     Since 1993, through four separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of December 31, 2000, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 28, 1993, of which 3.7 million shares were purchased and retired at a cost of $109 million during 2000. Dividends from WSB are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued in September 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. The Company does not currently intend to use hedge accounting for the derivative financial instruments in portfolio at January 1, 2001.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under FAS 140. The implementation of SFAS 140 is not expected to have a significant impact on the Company's financial statements.

Earnings Per Share (EPS)

     The Company's Basic EPS was $3.44 for the year ended December 31, 2000, compared to $2.90 and $2.60 (before the extraordinary item) for the years ended December 31, 1999 and 1998, respectively. The Company reported Diluted EPS of $3.41 for the year ended December 31, 2000 as compared to $2.87 and $2.58 (before the extraordinary item) for the years ended December 31, 1999 and 1998, respectively.

Extraordinary Item

     During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments, which was recorded as an extraordinary item.

Yield on Interest-Earning Assets/Cost of Funds

     Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 2000, 1999, and 1998 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000, and is incorporated herein by reference.

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

                                    TABLE 27

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in Thousands)

                                             2000                              1999                              1998
                               -------------------------------   -------------------------------   --------------------------------
                                                      End of                            End of                             End of
                                 Average    Average   Period       Average     Average  Period       Average     Average   Period
                                Balances     Yield     Yield      Balances      Yield    Yield      Balances      Yield     Yield
                               ------------ --------- --------   ------------ ------------------   ------------ ---------- --------
 ASSETS
 Investment Securities         $ 2,966,636     6.61%    7.12%    $ 3,207,032      5.35%   5.88%    $ 2,956,971      5.72%    5.53%
 Mortgage-backed securities     14,018,284     7.65%    7.98%     10,929,555      7.04%   7.17%      6,891,798      7.23%    7.20%
 Loans receivable (a)           31,970,102     7.73%    8.05%     25,727,762      7.20%   7.16%     29,982,931      7.52%    7.36%
 Invest. in capital stock of
 FHLBs                             788,306     7.40%    6.53%        612,579      5.43%   5.51%        692,345      5.87%    5.50%
                               ------------ ---------            ------------ ----------           ------------ ----------
 Interest-earning assets       $49,743,328     7.63%             $40,476,928      6.98%            $40,524,045      7.31%
                               ============ =========            ============ ==========           ============ ==========

 LIABILITIES
 Deposits:
     Checking accounts         $   134,424     2.19%    2.91%    $   110,394      2.20%   3.06%    $    79,172      1.50%    2.06%
     Savings accounts            8,376,899     3.82%    3.66%      9,888,073      3.93%   3.92%      6,805,841      3.98%    3.97%
     Term accounts              20,622,941     5.68%    6.10%     17,419,254      4.94%   5.12%     19,028,844      5.32%    5.07%
                               ------------ --------- --------   ------------ ---------- -------   ------------ ---------- --------
         Total deposits         29,134,264     5.13%    5.52%     27,417,721      4.56%   4.69%     25,913,857      4.96%    4.67%
 Advances from FHLBs            14,761,217     6.51%    6.65%      6,943,505      5.48%   5.64%      7,389,038      5.94%    5.67%
 Reverse repurchases             1,399,580     6.18%    6.56%      1,189,581      5.18%   5.46%      2,004,388      5.64%    5.39%
 Other borrowings                1,462,410     7.08%    7.17%      2,123,789      6.13%   7.63%      2,408,791      6.57%    7.90%
                               ------------ ---------            ------------ ----------           ------------ ----------
 Interest-bearing liabilities  $46,757,471     5.66%             $37,674,596      4.84%            $37,716,074      5.29%
                               ============ =========            ============ ==========           ============ ==========

 Net interest spread                           1.97%                              2.14%                             2.02%
                                            =========                         ==========                        ==========
 Net interest income            $1,151,168                       $ 1,003,485                         $ 967,322
                               ============                      ============                      ============
 Net yield on average interest-
      earning assets                           2.31%                              2.48%                             2.39%
                                            =========                         ==========                        ==========

(a) Includes nonaccrual loans (90 days or more past due)

     The table below presents the changes for 2000 and 1999 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 28

        Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in Thousands)

                                                                                        Increase/Decrease in Income/Expense
                                                                                       Due to Changes in Volume and Rate (a)
                                                                    ----------------------------------------------------------------
                               2000          1999         1998               2000 versus 1999               1999 versus 1998
                            ------------  ------------ ------------ ----------------------------- ----------------------------------
                              Income/       Income/      Income/
                             Expense(b)    Expense(b)   Expense(b)   Volume     Rate      Total      Volume      Rate       Total
                            ------------  ------------ ------------ -------- ---------  --------- ----------- ----------- ----------
Interest Income
   Investments             $  196,092    $  171,498   $  169,194  $ (11,443) $  36,037   $ 24,594   $  10,175   $ (7,871) $   2,304
   Mortgage-backed
   securities               1,072,559       769,314      498,319    231,872     71,373    303,245     283,844    (12,849)   270,995
   Loans receivable         2,469,556     1,851,790    2,254,427    474,570    143,196    617,766    (309,438)   (93,199)  (402,637)
   Invest. in capital
   stock of Federal Home
   Loan Banks                  58,333        33,243       40,613     11,066     14,024     25,090      (4,467)    (2,903)    (7,370)
                          ------------  ------------ ------------
   Total interest income    3,796,540     2,825,845    2,962,553

Interest Expense
  Deposits
   Checking accounts            2,946         2,433        1,184        527        (14)       513         567        682      1,249
   Savings accounts           319,594       388,113      271,172    (57,911)   (10,608)   (68,519)    120,917     (3,976)   116,941
   Term accounts            1,171,907       859,818    1,012,987    171,259    140,830    312,089     (82,333)   (70,836)  (153,169)
                          ------------  ------------ ------------ ---------- ---------- ---------- ----------- ---------- ---------
      Total deposits        1,494,447     1,250,364    1,285,343    113,875    130,208    244,083      39,151    (74,130)   (34,979)
  Advances from Federal
   Home Loan Banks            960,824       380,189      438,660    497,261     83,374    580,635     (25,552)   (32,919)   (58,471)
  Securities sold under
   agreements to
   repurchase                  86,549        61,565      112,942     11,875     13,109     24,984     (42,794)    (8,583)   (51,377)
  Other borrowings            103,552       130,242      158,286    (53,019)    26,329    (26,690)    (17,929)   (10,115)   (28,044)
                          ------------  ------------ ------------ ---------- ---------- ---------- ----------- ---------- ---------
Total interest expense      2,645,372     1,822,360    1,995,231
                          ------------  ------------ ------------
Net interest income        $1,151,168    $1,003,485   $  967,322  $ 136,073  $  11,610   $147,683   $  27,238   $  8,925   $ 36,163
                          ============  ============ ============ ========== ========== ========== =========== ========== =========

Net interest income increase
 (decrease) as a percentage
 of average earning assets (c)                                          .28%       .02%       .30%        .07%       .02%       .09%
                                                                  ==========  ========== =========  ==========  ========= =========

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


Competition and Other Matters

     The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings institutions, commercial banks, and government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, credit unions, and others, including Internet companies. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

     Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Many of the nation's largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. In addition, the Company competes indirectly with government-sponsored enterprises, notably the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Banks.

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

Regulation

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a reserve credit capacity for its members, which may include savings associations, savings banks, commercial banks, and credit unions. As members, WSB and WTX are required to own capital stock of an FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

     LIQUIDITY. During 1998, 1999, and 2000, the Office of Thrift Supervision required insured institutions, such as WSB and WTX, to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or b) 4% of the prior quarter's ending balance of short-term deposits and borrowings. At December 31, 2000, 1999, and 1998, WSB had liquidity in excess of the regulatory requirements. WTX also met the applicable requirements during the periods under discussion. In December 2000, Congress passed legislation which eliminated the statutory requirements for the OTS to set minimum liquidity regulations.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund and the Savings Association Insurance Fund. Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. The BIF is a deposit insurance fund for commercial banks, federally chartered banks, and some state chartered banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF. As a result, WSB and WTX are subject to supervision, regulation, and examination by the FDIC. FDIC insurance is required for all federally chartered financial institutions such as WSB and WTX. Such BIF insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

     During 1996, federal legislation was enacted to capitalize the SAIF in order to bring it into parity with the FDIC's other insurance fund, the BIF. The new banking law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered savings and loan deposit insurance premiums starting in 1997. As a result of this legislation, the Company incurred a one-time charge of $133 million during 1996. The premiums paid for the years 1997 through 1999 were adjusted quarterly. Beginning on January 1, 2000, the premium paid by WSB and WTX to the FDIC was $.212 per $1,000.

     The deposits of savings institutions insured by the SAIF may be converted to BIF insurance. Further, deposits insured by the BIF may be converted to SAIF insurance. Such conversions require payment of an exit fee to the insurance fund that the institution leaves and an entrance fee to the insurance fund that the institution enters.

     OFFICE OF THRIFT SUPERVISION. Because they are federally chartered savings institutions, the principal regulator of both WSB and WTX is the OTS. Under various regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain liquid assets above specified minimums, and to comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade.

     FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. WSB and WTX are currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings institutions to exhaust all FHLB sources before borrowing from the Federal Reserve Bank.

     REGULATORY CAPITAL. The OTS requires federally insured institutions such as WSB and WTX to meet certain minimum capital requirements.

     The following table summarizes WSB's regulatory capital ratios and compares them to the OTS minimum requirements at December 31. The December 31, 1999 numbers are as reported to the OTS and have not been restated because the OTS did not require them to be restated to reflect the reorganization that took place in 2000.

                                  TABLE 29

                 World Savings Bank, a Federal Savings Bank
                          Regulatory Capital Ratios
                           (Dollars in Thousands)

                                      2000                                                         1999
             ---------------------------------------------------------   ---------------------------------------------------------
                       ACTUAL                       REQUIRED                        ACTUAL                       REQUIRED
             ---------------------------    --------------------------    ---------------------------   --------------------------
                Capital         Ratio         Capital         Ratio         Capital         Ratio          Capital       Ratio
             --------------   ----------    -------------   ----------    -------------   -----------   -------------- -----------
Tangible        $3,653,377         6.60%      $  830,326         1.50%     $ 2,514,211          6.64%      $  567,705       1.50%
Core             3,653,377         6.60        2,214,203         4.00        2,514,211          6.64        1,513,880       4.00
Risk-based       3,982,988        12.44        2,562,226         8.00        2,668,878         11.95        1,786,623       8.00

     The following table summarizes WTX's regulatory capital ratio and compares them to the OTS minimum requirements at December 31, 2000.

                                    TABLE 30

                          World Savings Bank, FSB Texas
                            Regulatory Capital Ratios
                             (Dollars in Thousands)

                                        2000
              ----------------------------------------------------------
                         ACTUAL                       REQUIRED
               ---------------------------    --------------------------
                  Capital         Ratio         Capital         Ratio
               --------------   ----------    -------------   ----------
Tangible           $ 288,409         5.34%       $  80,982         1.50%
Core                 288,409         5.34          215,951         4.00
Risk-based           288,410        26.69           86,432         8.00

     In addition, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. The OTS has determined that WSB and WTX do not have above-normal exposure to interest-rate risk.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether an institution falls into a certain classification depends primarily on its capital ratios. As of December 31, 2000, the most recent notification from the OTS categorized WSB "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB.

     The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2000.

                                    TABLE 31

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                     Core/            Tier 1            Total
                                 Equity          Tangible          Tangible         Leverage        Risk-Based       Risk-Based
                                 Capital          Capital           Equity          Capital          Capital           Capital
                              --------------   --------------   ---------------  ---------------  ---------------   --------------
Common stock                    $       300
Paid-in surplus                   2,145,764
Retained earnings                 1,507,313
Unrealized gain on
securities after tax                232,328
                              --------------
Equity capital                  $ 3,885,705      $ 3,885,705       $ 3,885,705      $ 3,885,705      $ 3,885,705      $ 3,885,705
                              ==============

Direct investment                                                                                                          (3,060)
Unrealized gain on
securities after tax                                (232,328)         (232,328)        (232,328)        (232,328)        (232,328)
General valuation allowance                                                                                               232,671
Qualifying subordinated debt                                                                                              100,000
                                               --------------   ---------------  ---------------  ---------------   --------------
Regulatory capital                               $ 3,653,377       $ 3,653,377      $ 3,653,377      $ 3,653,377      $ 3,982,988
                                               ==============   ===============  ===============  ===============   ==============
Total assets                    $55,695,385
                              ==============
Adjusted total assets                            $55,355,063       $55,355,063      $55,355,063
                                               ==============   ===============  ===============
Risk-weighted assets                                                                                 $32,027,827      $32,027,827
                                                                                                  ===============   ==============
CAPITAL RATIO - ACTUAL                6.98%            6.60%             6.60%            6.60%           11.41%           12.44%
                              ==============   ==============   ===============  ===============  ===============   ==============

Regulatory Capital
Ratio Requirements:
  Well-capitalized,
    equal to or greater than                                                              5.00%            6.00%           10.00%
                                                                                 ===============  ===============   ==============


     The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 1999.

                                    TABLE 32

                   World Savings Bank, a Federal Savings Bank
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                      Core/            Tier 1            Total
                                  Equity          Tangible          Tangible         Leverage        Risk-Based       Risk-Based
                                  Capital          Capital           Equity          Capital          Capital           Capital
                               --------------   --------------   ---------------  ---------------  ---------------   --------------
Common stock                    $        150
Paid-in surplus                    1,672,138
Retained earnings                    841,923
Unrealized loss on
securities after tax                     (20)
                               --------------
Equity capital                  $  2,514,191     $  2,514,191      $  2,514,191     $  2,514,191     $  2,514,191     $  2,514,191
                               ==============
General valuation allowance                                                                                                154,667
Unrealized loss on securities
  after tax                                                20                20               20               20               20
                                                --------------   ---------------  ---------------  ---------------   --------------
Regulatory capital                               $  2,514,211      $  2,514,211     $  2,514,211     $  2,514,211     $  2,668,878
                                                ==============   ===============  ===============  ===============   ==============
Total assets                    $ 37,835,121
                               ==============
Adjusted total assets                            $ 37,846,989      $ 37,846,989     $ 37,846,989
                                                ==============   ===============  ===============
Risk-weighted assets                                                                                 $ 22,332,788     $ 22,332,788
                                                                                                   ===============   ==============
CAPITAL RATIO - ACTUAL                 6.65%            6.64%             6.64%            6.64%           11.26%           11.95%
                               ==============   ==============   ===============  ===============  ===============   ==============

Regulatory Capital Ratio
Requirements:
  Well-capitalized, equal
    to or greater than                                                                     5.00%            6.00%           10.00%
                                                                                  ===============  ===============   ==============

     The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2000.

                                    TABLE 33

                          World Savings Bank, FSB Texas
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                     Core/           Tier 1            Total
                                Equity          Tangible          Tangible         Leverage        Risk-Based        Risk-Based
                                Capital          Capital           Equity           Capital          Capital          Capital
                             --------------   --------------   ---------------   --------------   --------------   ---------------
Common stock                   $       150
Paid-in surplus                    241,575
Retained earnings                   46,684
                             --------------
Equity capital                 $   288,409       $  288,409        $  288,409       $  288,409       $  288,409        $  288,409
                             ==============

General valuation allowance                                                                                                     1
                                              --------------   ---------------   --------------   --------------   ---------------
Regulatory capital                               $  288,409        $  288,409       $  288,409       $  288,409        $  288,410
                                              ==============   ===============   ==============   ==============   ===============
Total assets                   $ 5,398,772
                             ==============
Adjusted total assets                            $5,398,772        $5,398,772       $5,398,772
                                              ==============   ===============   ==============
Risk-weighted assets                                                                                 $1,080,394        $1,080,394
                                                                                                  ==============   ===============
CAPITAL RATIO - ACTUAL               5.34%            5.34%             5.34%            5.34%           26.69%            26.69%
                             ==============   ==============   ===============   ==============   ==============   ===============

Regulatory Capital Ratio
Requirements:
  Well-capitalized, equal
   to or greater than                                                                    5.00%            6.00%            10.00%
                                                                                 ===============  ===============  ===============


     The table below shows that WSB's regulatory capital exceeds the requirements of the well-capitalized classification at December 31.

                                    TABLE 34

                   World Savings Bank, a Federal Savings Bank
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in Thousands)

                                           2000                                                  1999
                   ----------------------------------------------------   -----------------------------------------------------
                            ACTUAL                  WELL-CAPITALIZED              ACTUAL                   WELL-CAPITALIZED
                   -----------------------   --------------------------   -----------------------    --------------------------
                     Capital      Ratio        Capital        Ratio         Capital      Ratio         Capital       Ratio
                   ------------ ----------   ------------- ------------   ------------- ---------    ------------ -------------
Leverage            $3,653,377       6.60%     $2,767,753         5.00%     $2,514,211      6.64%     $1,892,349          5.00%
Tier 1 risk based    3,653,377      11.41       1,921,670         6.00       2,514,211     11.26       1,339,967          6.00
Total risk-based     3,982,988      12.44       3,202,783        10.00       2,668,878     11.95       2,233,279         10.00

     The table below shows that WTX's regulatory capital exceeds the requirements of the well-capitalized classification at December 31, 2000.

                                    TABLE 35

                          World Savings Bank, FSB Texas
   Regulatory Capital Compared to Well-Capitalized Classification Requirement
                             (Dollars in Thousands)

                                                2000
                       -------------------------------------------------------
                                ACTUAL                  WELL-CAPITALIZED
                       -------------------------   ---------------------------
                         Capital        Ratio        Capital         Ratio
                       ------------   ----------   -------------   -----------
    Leverage             $ 288,409         5.34%      $ 269,939          5.00%
    Tier 1 risk based      288,409        26.69          64,824          6.00
    Total risk-based       288,410        26.69         108,039         10.00

     At December 31, 1999, WTX operated under the name World Savings Bank, a State Savings Bank (WSSB) and was a state chartered savings bank regulated by the FDIC. At December 31, 1999, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                    TABLE 36

                    World Savings Bank, a State Savings Bank
                            Regulatory Capital Ratios
                             (Dollars in Thousands)

                                              1999
                    ----------------------------------------------------------
                               ACTUAL                       REQUIRED
                     ---------------------------    --------------------------
                        Capital         Ratio         Capital         Ratio
                     --------------   ----------    -------------   ----------
Tier 1 leverage          $ 202,846         5.66%       $ 107,593         3.00%
Tier 1 risk-based          202,846        26.90           30,161         4.00
Total risk-based           203,087        26.93           60,322         8.00

     CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS. During 2000, WSB paid no upstream dividends to Golden West. See Item 5, "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" on page 39, for a discussion on certain limitations imposed by the OTS on dividends paid by savings institutions.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings institutions to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral".) At December 31, 2000, the maximum that WSB could have loaned to one borrower (and related entities) was $597 million while the largest amount of loans it had to one borrower was $47 million. At December 31, 2000, the maximum amount that WTX could have loaned to one borrower (and related entities) was $43 million while the largest amount of loans WTX had outstanding to any one borrower was $198 thousand.

     DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings bank, such as WSB, based upon the failure of the savings bank to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of
WSB). Thus, in the event of a liquidation of WSB or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 2000, WSB had approximately $30 billion of deposits outstanding.

     POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WSB, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation should be to accelerate the maturity of debt. Such repudiation would result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" above. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of its creditors.

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

     As WSB's parent company, Golden West is considered an "affiliate" of WSB, for regulatory purposes. Savings banks are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, and with respect to savings banks, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings institution from lending or otherwise extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining affiliates of a savings institution and in calculating compliance with the quantitative limitations on transactions with affiliates.

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 2000, WSB and WTX were in compliance with the QTL test.

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

Employee Relations

     The Company had a total of 5,088 full-time and 1,015 permanent part-time employees at December 31, 2000. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2. PROPERTIES

     Properties owned by the Company are located in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company owns a 450,000 square-foot office complex on a 111-acre site in San Antonio, Texas. This complex houses the Loan Service, Savings Operations, Information Systems Departments, and various other back-office functions.

     The Company owns 213 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note I to the Financial Statements included in Item 14.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Prices of Stock

     Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Chicago Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 2000 and 1999 were as follows:

                                    TABLE 37

                            Common Stock Price Range

                              2000                             1999
                  ----------------------------    -----------------------------
First Quarter          $27.19   -   $32.50             $29.27   -    $34.52
Second Quarter         $30.38   -   $46.00             $30.64   -    $34.95
Third Quarter          $41.81   -   $53.63             $30.27   -    $33.56
Fourth Quarter         $50.50   -   $69.44             $31.25   -    $38.02


Per Share Cash Dividends Data

     Golden West's cash dividends paid per share for 2000 and 1999 were as follows:

                                    TABLE 38

                            Cash Dividends Per Share

                        2000             1999
                     ------------     -----------
First Quarter        $ .0525          $ .0467
Second Quarter       $ .0525          $ .0467
Third Quarter        $ .0525          $ .0467
Fourth Quarter       $ .0625          $ .0525

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by WSB.

     WSB and WTX may pay capital distributions during a calendar year, without notice or application to the OTS, equal to net income for the applicable calendar year plus retained net income for the two prior calendar years. WSB and WTX must file applications for approval of a proposed distribution, if (i) they are not eligible for expedited application processing, (ii) they would not be at least adequately capitalized following the capital distribution, or (iii) they would violate a prohibition contained in any applicable statute, regulation, or agreement with the OTS or the FDIC, or would violate a condition of OTS approval by making the proposed distribution. In addition, the regulations require 30-days advance notice to be filed for proposed capital distributions that would result in the savings association being less than well-capitalized or that involve the reduction or retirement of the savings association's stock. (See "CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS" on page 35.)

     At December 31, 2000, $1.5 billion of the WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

     At the close of business on March 19, 2001, 158,554,007 shares of Golden West's Common Stock were outstanding and were held by 1,262 stockholders of record. At the close of business on March 19, 2001, the Company's common stock price was $58.25.

     The transfer agent and registrar for the Golden West common stock is Mellon Investor Services LLC, San Francisco, California 94101.

     The Securities and Exchange Commission (Commission) maintains a web site, which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the Commission including Golden West. The address is: http://www.sec.gov.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. Such information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.

                                    TABLE 39

                  Five Year Consolidated Summary of Operations
                 (Dollars in Thousands Except Per Share Figures)

                                                                           Year Ended December 31
                                              ---------------------------------------------------------------------------------
                                                  2000             1999             1998             1997            1996
                                              --------------   -------------    -------------    -------------   --------------
Interest Income:
   Interest on loans                             $2,469,556      $1,851,790       $2,254,427       $2,392,175       $2,203,752
   Interest on mortgage-backed securities         1,072,559         769,314          498,319          282,499          246,293
   Interest on dividends and investments            254,425         204,741          209,807          157,823          131,516
                                              --------------   -------------    -------------    -------------   --------------
                                                  3,796,540       2,825,845        2,962,553        2,832,497        2,581,561
Interest Expense:
  Interest on deposits                            1,494,447       1,250,364        1,285,343        1,209,646        1,061,414
  Interest on advances and other borrowings       1,150,925         571,996          709,888          732,356          689,187
                                              --------------   -------------    -------------    -------------   --------------
                                                  2,645,372       1,822,360        1,995,231        1,942,002        1,750,601
                                              --------------   -------------    -------------    -------------   --------------
Net interest income                               1,151,168       1,003,485          967,322          890,495          830,960
  Provision for (recovery of) loan losses             9,195          (2,089)          11,260           57,609           84,256
                                              --------------   -------------    -------------    -------------   --------------
Net interest income after provision for
    (recovery of) loan losses                     1,141,973       1,005,574          956,062          832,886          746,704
Noninterest Income:
  Fees                                               78,016          65,456           62,820           45,910           38,558
  Gain on the sale of securities,
    MBS, and loans                                   10,515          22,764           38,784            8,197           11,954
  Other                                              72,289          55,082           36,009           27,161           24,387
                                              --------------   -------------    -------------    -------------   --------------
                                                    160,820         143,302          137,613           81,268           74,899
Noninterest Expense
  General and administrative expenses
     Personnel                                      243,787         215,483          196,153          180,917          163,243
     Occupancy                                       72,355          67,015           62,549           55,508           50,171
     Deposit insurance                                5,699           5,358            5,925            7,454          167,528
     Advertising                                      8,450          11,928           10,412           11,525            9,277
     Other                                           94,556          86,363           79,468           71,555           63,203
                                              --------------   -------------    -------------    -------------   --------------
                                                    424,847         386,147          354,507          326,959          453,422
                                              --------------   -------------    -------------    -------------   --------------
Earnings before taxes on income                     877,946         762,729          739,168          587,195          368,181
Taxes on income                                     332,155         282,750          292,077          233,057           (1,732)
                                              --------------   -------------    -------------    -------------   --------------
Earnings before cumulative effect of change
  in accounting for goodwill and extraordinary
  item                                              545,791         479,979          447,091          354,138          369,913
Cumulative effect of change in accounting
  for goodwill                                          -0-             -0-              -0-              -0-         (205,242)
Extraordinary item                                      -0-             -0-          (12,511)             -0-              -0-
                                              --------------   -------------    -------------    -------------   --------------
Net earnings                                      $ 545,791       $ 479,979        $ 434,580        $ 354,138        $ 164,671
                                              ==============   =============    =============    =============   ==============
Basic earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    3.44       $    2.90        $    2.60        $    2.07        $    2.13
Cumulative effect of change in accounting
  for goodwill                                         0.00            0.00             0.00             0.00            (1.18)
Extraordinary item                                     0.00            0.00             (.07)            0.00             0.00
                                              --------------   -------------    -------------    -------------   --------------
Basic earnings per share                          $    3.44       $    2.90        $    2.53        $    2.07        $    0.95
                                              ==============   =============    =============    =============   ==============
Diluted earnings per share before cumulative
  effect of change in accounting for goodwill
  and extraordinary item                          $    3.41       $    2.87        $    2.58        $    2.04        $    2.09
Cumulative effect of change in accounting
  for goodwill                                         0.00            0.00             0.00             0.00            (1.16)
Extraordinary item                                     0.00            0.00             (.07)            0.00             0.00
                                              --------------   -------------    -------------    -------------   --------------
Diluted earnings per share                        $    3.41       $    2.87        $    2.51        $    2.04        $    0.93
                                              ==============   =============    =============    =============   ==============


                                    TABLE 40

                    Five Year Summary of Financial Condition
                             (Dollars in Thousands)


                                                                          At December 31
                                      -------------------------------------------------------------------------------------------
                                         2000              1999               1998                1997               1996
                                      -------------- ------------------ ------------------  -----------------  ------------------
Assets                                  $55,703,969        $42,142,205        $38,468,729        $39,590,271         $37,730,598

Cash, securities available for sale,
     And other investments                1,111,826          1,120,393          1,050,265          1,033,433           2,078,876

Mortgage-backed securities               18,580,490         11,661,621         10,031,965          3,939,746           4,293,582
Loans receivable                         33,762,643         27,919,817         25,721,288         33,260,709          30,113,421
                                      -------------- ------------------ ------------------  -----------------  ------------------
  Total loan portfolio                   52,343,133         39,581,438         35,753,253         37,200,455          34,407,003

Deposits                                 30,047,919         27,714,910         26,219,095         24,109,717          22,099,934
Advances from FHLBs                      19,731,797          8,915,218          6,163,472          8,516,605           8,798,433
Securities sold under agreements to
    repurchase and other borrowings         857,274          1,045,176          1,252,469          2,334,048           1,908,126
Medium-term notes                               -0-                -0-                -0-            109,992             589,845
Subordinated debt                           598,791            812,950            911,753          1,110,488           1,323,996
Stockholders' equity                      3,687,287          3,194,854          3,124,318          2,698,031           2,350,477

                                    TABLE 41
                          Five Year Selected Other Data
                 (Dollars in Thousands Except Per Share Figures)

                                                                            Year Ended December 31
                                               --------------------------------------------------------------------------------
                                                   2000              1999            1998             1997            1996
                                               --------------    --------------  -------------    -------------   -------------
New real estate loans originated                 $19,782,687       $12,672,211     $8,187,934       $7,482,973      $7,012,562
Fully indexed rate on new real estate loans            8.24%             7.60%          7.72%            7.59%           7.59%
Current rate on new real estate loans(a)               6.18%             5.97%          6.20%            6.42%           6.56%
New adjustable rate mortgages as a percentage         96.27%            91.00%         82.26%           95.05%          90.07%
  of new real estate loans originated
Deposits increase ($)                            $ 2,333,009       $ 1,495,815     $2,109,378       $2,009,783      $1,252,024
Deposits increase (%)                                   8.4%              5.7%           8.7%             9.1%            6.0%
Net earnings/average net worth (ROE)                  16.21%            15.19%         14.94%(b)        14.14%           7.46% (c)
Net earnings/average assets (ROA)                      1.12%             1.22%          1.11%(b)          .91%            .46% (c)
General and administrative expense(G&A) to:
    Net interest income plus other income             32.38%            33.67%         32.08%           33.64%          50.05% (c)
    Total revenues                                    10.74%            13.01%         11.44%(b)        11.22%          17.07% (c)
    Average assets                                      .87%              .98%           .90%             .84%           1.26% (c)
Ratio of earnings to fixed charges: (d)
    Including interest on deposits                     1.33x             1.42x          1.37x            1.30x           1.21x
    Excluding interest on deposits                     1.76x             2.32x          2.03x            1.79x           1.53x
Yield on loan portfolio                                8.05%             7.16%          7.36%            7.53%           7.43%
Yield on MBS                                           7.98%             7.17%          7.20%            7.23%           7.13%
Yield on investments                                   7.12%             5.88%          5.53%            6.48%           6.88%
Yield on earning assets                                8.02%             7.15%          7.30%            7.48%           7.37%
Cost of deposits                                       5.52%             4.69%          4.67%            5.04%           4.98%
Cost of borrowings                                     6.66%             5.77%          5.87%            5.99%           5.80%
Cost of funds                                          5.99%             5.00%          4.96%            5.36%           5.28%
Spread                                                 2.03%             2.15%          2.34%            2.12%           2.09%
Nonperforming asset/total assets (e)                    .43%              .56%           .79%             .96%           1.21%
Stockholders' equity/total assets                      6.62%             7.58%          8.12%            6.81%           6.23%
Average stockholders' equity/average assets            6.89%             8.04%          7.41%            6.45%           6.15%
World Savings Bank, FSB (WSB)
   regulatory capital ratios: (f)
   Tangible capital                                    6.60%             6.64%          6.77%            6.51%           6.69%
   Core capital                                        6.60%             6.64%          6.77%            6.51%           6.69%
   Risk-based capital                                 12.44%            11.95%         12.93%           12.80%          13.14%
World Savings Bank, FSB Texas (WTX)
   regulatory capital ratios: (f)
   Tangible capital                                    5.34%          ---            ---              ---             ---
   Core capital                                        5.34%          ---            ---              ---             ---
   Risk-based capital                                 26.69%          ---            ---              ---             ---
Number of savings branch offices                         253               249            248              250             244
Cash dividends per share                          $      .22       $      .193     $     .172       $     .152      $     .132
Dividend payout ratio                                  6.40%             6.64%          6.79% (b)        7.32%          13.91%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) The ratios for the year ended December 31, 1998 include an extraordinary charge of $21 million before tax, or $.07 per basic and diluted earnings per share, net of tax benefit, associated with the prepayment of FHLB advances and include a nonrecurring gain of $13 million before tax, or $.05 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par. Excluding the extraordinary item, ROE was 15.37%, ROA was 1.14%, and the dividend payout ratio was 6.59%. Excluding the one-time stock gain, G&A to total revenues was 11.48%.
(c) The numbers for the year ended December 31, 1996 include the 1996 SAIF assessment of $133 million, the special tax credit of $139 million, and the $205 million cumulative effect of the change in accounting for goodwill. The ratios for the year ended December 31, 1996, excluding the three 1996 nonrecurring items are: ROE 13.97%, ROA .86%, G&A to net interest income plus other income 34.32%, G&A to total revenues 12.08%, and G&A to average assets .89%.
(d) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, extraordinary item, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(e) NPAs includes nonaccrual loans (loans that are 90 days or more past due) and foreclosed real estate.
(f) For regulatory purposes, the requirements to be considered "well capitalized" are 5.0% and 10.0% for core and risk-based capital, respectively. In years prior to 2000, WTX was not regulated by the OTS and, therefore, these ratios were not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth Golden West Financial Corporation's (Golden West or Company) net earnings for the three years ended December 31, 2000, 1999, and 1998.

                                    TABLE 42

               Golden West Net Earnings, Basic Earnings Per Share,
                         and Diluted Earnings Per Share
                                    1998-2000
                 (Dollars in Thousands Except Per Share Figures)

                                                      For the Year Ended December 31
                                                 ------------------------------------------
                                                    2000           1999            1998
                                                 -----------    -----------     -----------
Earnings before extraordinary item (a)(b)         $ 545,791      $ 479,979       $ 447,091
Extraordinary item (c)                                  -0-            -0-         (12,511)
                                                 -----------    -----------     -----------
Net Earnings                                      $ 545,791      $ 479,979       $ 434,580
                                                 ===========    ===========     ===========

Basic earnings per share
   before extraordinary item (a)(b)               $    3.44      $    2.90       $    2.60
Extraordinary item (c)                                 0.00           0.00            (.07)
                                                 -----------    -----------     -----------
Basic earnings per share                          $    3.44      $    2.90       $    2.53
                                                 ===========    ===========     ===========

Diluted earnings per share
   before extraordinary item (a)(b)               $    3.41      $    2.87       $    2.58
Extraordinary item (c)                                 0.00           0.00            (.07)
                                                 -----------    -----------     -----------
Diluted earnings per share                        $    3.41      $    2.87       $    2.51
                                                 ===========    ===========     ===========

(a) 1999 includes a nonrecurring gain of $8 million or $.03 per basic and diluted share, after tax, from the sale of four savings branches and a nonrecurring tax benefit of $3 million or $.02 per basic and diluted share, from the donation of land to a non-profit organization.
(b) 1998 includes a nonrecurring gain of $13 million or $.05 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par.
(c) Penalties resulting from the prepayment of Federal Home Loan Bank of San Francisco advances during 1998. See "Extraordinary Item" section on page 65.

     Golden West's principal subsidiary is World Savings Bank, FSB (WSB). WSB is headquartered in Oakland, California. At December 31, 2000, WSB had $56 billion in assets. At December 31, 2000, Golden West had a savings network of 120 branches in California, 37 in Florida, 36 in Colorado, 22 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, and four in Illinois. By virtue of being federally chartered, WSB can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company had lending operations in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, and Wisconsin.

     The savings accounts offered by WSB are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC administers two separate funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks, federally chartered savings banks, and some state chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF.

     Two other subsidiaries of Golden West are Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is an investment adviser to the Atlas family of mutual funds and Atlas Securities, Inc., is the distributor of the Atlas mutual funds and annuities.

     During the fourth quarter of 2000, World Savings Bank, SSB (WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the FDIC to a federally chartered savings bank regulated by the Office of Thrift Supervision (OTS). WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX). On December 1, 2000, Golden West contributed WTX to WSB and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association, a wholly owned subsidiary of Golden West, was merged into WSB.

     The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

Financial Condition

     The following table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 2000, 1999, 1998, and 1997. As the table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities.

                                    TABLE 43

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet
                                   1997 - 2000

                                                            December 31
                                        -----------------------------------------------------
                                           2000          1999           1998          1997
                                        ----------    ----------    -----------    ----------
Assets:
   Cash and investments                       2.0%          2.7%           2.7%          2.6%
   Loans receivable including
     mortgage-backed securities              94.0          93.9           93.0          94.0
   Other assets                               4.0           3.4            4.3           3.4
                                        ----------    ----------    -----------    ----------
                                            100.0%        100.0%         100.0%        100.0%
                                        ==========    ==========    ===========    ==========

Liabilities and Stockholders' Equity:
   Deposits                                  54.0%         65.8%          68.1%         60.9%
   FHLB advances                             35.4          21.2           16.0          21.5
   Securities sold under
        agreements to repurchase              1.5           2.5            3.3           5.9
   Medium-term notes                          0.0           0.0            0.0           0.3
   Subordinated notes                         1.1           1.9            2.4           2.8
   Other liabilities                          1.4           1.0            2.1           1.8
   Stockholders' equity                       6.6           7.6            8.1           6.8
                                        ----------    ----------    -----------    ----------
                                            100.0%        100.0%         100.0%        100.0%
                                        ==========    ==========    ===========    ==========

Asset/Liability Management

     The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage interest rate risk and credit risk (see "Asset Quality" section on page 54). The Company mitigates its credit risk through strict underwriting standards and loan reviews. The Company manages interest rate risk by managing the repricing of interest-rate-sensitive assets and liabilities. The Company enters into interest rate swaps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities.

     One measure of exposure to interest rate risk is the repricing gap, the difference between the repricing of assets and liabilities. The Company is subject to interest rate risk to the extent its assets and liabilities reprice at different times. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The following table shows the Company's repricing gap at December 31, 2000:

                                    TABLE 44

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                             As of December 31, 2000
                              (Dollars in Millions)

                                                                     Projected Repricing(a)
                                          --------------------------------------------------------------------------
                                             0 - 3          4 - 12           1 - 5           Over 5
                                             Months         Months           Years           Years          Total
                                          -----------     -----------     -----------     -----------    -----------
Interest-Earning Assets:
  Investments                               $    751        $    -0-         $     3        $      7       $    761
  Mortgage-backed securities                  17,289             138             569             585         18,581
  Loans receivable:
    Rate-sensitive                            30,501           1,542             232             -0-         32,275
    Fixed-rate                                    30              87             374             899          1,390
  Other (b)                                    1,345             -0-             -0-             -0-          1,345
  Impact of interest rate swaps                  381             240            (621)            -0-            -0-
                                          -----------     -----------     -----------     -----------    -----------
Total                                       $ 50,297        $  2,007         $   557        $  1,491       $ 54,352
                                          ===========     ===========     ===========     ===========    ===========
Interest-Bearing Liabilities:
  Deposits (c)                              $ 16,079        $ 11,765         $ 2,173        $     31       $ 30,048
   FHLB advances                              18,000           1,300             109             323         19,732
   Other borrowings                              857             -0-             599             -0-          1,456
   Impact of interest rate swaps                 191             (88)           (103)            -0-            -0-
                                          -----------     -----------     -----------    -----------     -----------
 Total                                      $ 35,127        $ 12,977         $ 2,778        $    354       $ 51,236
                                          ===========     ===========     ===========    ===========     ===========

 Repricing gap                              $ 15,170        $(10,970)        $(2,221)       $  1,137       $  3,116
                                          ===========     ===========     ===========    ===========     ===========

 Cumulative gap                             $ 15,170        $  4,200         $ 1,979        $  3,116
                                          ===========     ===========     ===========    ===========
 Cumulative gap as a percentage of
     total assets                              27.2%            7.5%            3.6%
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

     The gap table shows that, as of December 31, 2000, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark the Company uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in any month reflects the actual Golden West Cost of Savings at the level it was one month prior.

     In addition to the index lags, other elements of ARM loans also have an impact on earnings. These elements are introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Partially offsetting the impact of the index lags are similar lags on a portion of the Company's liabilities. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

     The table below reflects the Company's expected cash flows and applicable yields on the balances of its interest-sensitive assets and liabilities as of December 31, 2000, and takes into consideration expected prepayments of the Company's long-term assets (primarily mortgage-backed securities and loans receivable) and the estimated current fair value.

                                    TABLE 45

                 Summary of Market Risk on Financial Instruments
                             As of December 31, 2000
                              (Dollars in Millions)

                                                             Expected Maturity Date as of December 31, 2000
                                        ------------------------------------------------------------------------------------------
                                                                                                  2006 &       Total       Fair
                                          2001       2002      2003        2004       2005      Thereafter    Balance     Value
                                        ---------  --------- ----------  ---------  ----------  -----------   ---------  ---------
Interest-Sensitive Assets:
Investments                             $   751    $     1    $   -0-    $   -0-     $     2     $      7     $   761    $   761
    Weighted average interest rate        7.17%      4.86%      0.00%      0.00%       5.58%        5.48%       7.12%
MBS
  Fixed-Rate                            $   204    $   168    $   135    $   115     $    98     $    618     $ 1,338      1,354
     Weighted average interest rate       8.18%      8.11%      8.09%      8.04%       8.00%        7.82%       7.97%
  Variable Rate                         $ 3,444    $ 2,882    $ 2,184    $ 1,688     $ 1,358     $  5,686     $17,242     17,111
    Weighted average interest rate        7.99%      7.99%      7.99%      7.99%       7.99%        7.97%       7.99%
Loans Receivable
  Fixed-Rate                            $   401    $   207    $   157    $   125     $   101     $    553     $ 1,544      1,567
     Weighted average interest rate      10.13%      9.92%      9.79%      9.58%       9.38%        8.62%       9.43%
  Variable Rate                         $ 6,395    $ 5,246    $ 4,038    $ 3,058     $ 2,482     $ 11,000     $32,219     32,263
     Weighted average interest rate(a)    8.41%      8.45%      8.45%      8.43%       8.42%        8.39%       8.03%
                                        ---------  --------- ----------  ---------  ----------  -----------   ---------  ---------
    Total                               $11,195    $ 8,504    $ 6,514    $ 4,986     $ 4,041     $ 17,864     $53,104    $53,056
                                        =========  ========= ==========  =========  ==========  ===========   =========  =========
Interest-Sensitive Liabilities:
Deposits (b)                            $27,844    $ 1,478    $   365    $    69     $   260     $     32     $30,048    $30,158
     Weighted average interest rate       5.47%      6.04%      6.15%      5.40%       6.67%        5.40%       5.52%
FHLB Advances
  Fixed-Rate                            $ 1,533    $    46    $   117    $    26     $    21     $    189     $ 1,932      2,131
     Weighted average interest rate       6.61%      7.02%      6.82%      6.68%       6.80%        6.78%       6.65%
  Variable Rate                         $ 3,100    $ 5,000    $ 6,700    $ 1,000     $ 1,500     $    500     $17,800     17,767
     Weighted average interest rate       6.65%      6.70%      6.63%      6.70%       6.54%        6.74%       6.65%
Reverse Repurchase Agreements
  Variable Rate                         $   657    $   200    $   -0-    $   -0-     $   -0-     $    -0-     $   857        857
     Weighted average interest rate       6.52%      6.71%      0.00%      0.00%       0.00%        0.00%       6.56%
Subordinated Notes                      $   -0-    $   399    $   200    $   -0-     $   -0-     $    -0-     $   599        601
     Weighted average interest rate       0.00%      7.70%      6.10%      0.00%       0.00%        0.00%       7.17%
                                        ---------  --------- ----------  ---------  ----------  -----------   ---------  ---------
    Total                               $33,134    $ 7,123    $ 7,382    $ 1,095     $ 1,781     $    721     $51,236    $51,514
                                        =========  ========= ==========  =========  ==========  ===========   =========  =========
Off-Balance Sheet Items:
Interest Rate Swaps
  Receive Fixed Swaps                   $   114    $    12    $    91    $   -0-     $   -0-     $    -0-     $   217    $     1
    Weighted average receive rate         6.35%      6.52%      6.39%      0.00%       0.00%        0.00%       6.37%
    Weighted average pay rate             6.77%      6.67%      6.86%      0.00%       0.00%        0.00%       6.80%
  Pay Fixed Swaps                       $    96    $   305    $   212    $   104     $   -0-     $    -0-     $   717        (11)
    Weighted average receive rate         6.83%      6.76%      6.80%      6.78%       0.00%        0.00%       6.78%
    Weighted average pay rate             8.13%      7.54%      6.26%      6.65%       0.00%        0.00%       7.11%
                                        ---------  --------- ----------  ---------  ----------  -----------   ---------  ---------
    Total                               $   210    $   317    $   303    $   104     $   -0-     $    -0-     $   934    $   (10)
                                        =========  ========= ==========  =========  ==========  ===========   =========  =========

(a) The total weighted average interest rate for variable loans receivable reflects loans with introductory rates in effect at December 31, 2000. Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 2000 as indicated in the total balance column.
(b)  Deposits with no maturity are included in the 2001 column.

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags previously described. The simulation model projects net interest income, net earnings, and capital ratios based on interest rate increases or decreases that are sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at December 31, 2000, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not adversely affect the Company's long-term profitability and financial strength.

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

     The Office of Thrift Supervision (OTS) requires insured institutions, such as WSB, to maintain a minimum amount of cash and certain qualifying investments for liquidity purposes. The current minimum requirement is to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either 4% of the quarterly average of daily balances of short-term deposits and borrowings or 4% of the prior quarter's ending balance of short-term deposits and borrowings. At December 31, 2000, 1999, and 1998, WSB had liquidity in excess of the regulatory requirements. WTX also met the applicable requirements during the periods under discussion.

     At December 31, 2000, and 1999, the Company had securities available for sale in the amount of $393 million and $319 million, respectively, including net unrealized gains on securities available for sale of $382 million and $260 million, respectively. At December 31, 2000 and 1999, the Company had no securities classified as trading in its investment securities portfolio.

     Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). MBS and MBS-REMICs are available to be used as collateral for borrowings. At December 31, 2000 and 1999, the balance of loans receivable including mortgage-backed securities was $52.3 billion and $39.6 billion, respectively. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of Federal National Mortgage Association (FNMA) mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA mortgage-backed securities with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS.

     The loan portfolio, including MBS, grew $12.8 billion or 32% for the year ended December 31, 2000. The balance of the loan portfolio increased by $3.8 billion or 11% for the year ended December 31, 1999. Loan portfolio repayments were $6.9 billion, $7.7 billion, and $8.3 billion for the years ended December 31, 2000, 1999, and 1998, respectively. Loan portfolio repayments were lower in 2000 and in 1999 as compared to 1998 due to a decrease in the prepayment rate.

     Mortgage-Backed Securities

     At December 31, 2000 and 1999, the Company had MBS held to maturity in the amount of $18.5 billion and $11.6 billion, respectively. The increase in MBS in 2000 was due to the securitization of $4.8 billion of adjustable rate mortgages
(ARMs) into FNMA MBS and the securitization of $4.6 billion of ARMs in MBS-REMICs. During 1999, the Company securitized $1.1 billion of adjustable rate mortgages into FNMA MBS and securitized $3.7 billion of mortgage loans into MBS-REMICs. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     At December 31, 2000 and 1999, the Company had MBS available for sale in the amount of $70 million and $79 million, respectively, including net unrealized gains on mortgage-backed securities available for sale of $1 million and $1 million, respectively. At December 31, 2000 and 1999, the Company had no trading MBS.

     At December 31, 2000, $17.2 billion of the Company's total MBS portfolios were backed by ARMs. The percentage of MBS backed by ARMs was 93% at yearend 2000 compared to 87% at yearend 1999 and 94% at yearend 1998. The large amount of adjustable rate MBS is mainly due to the large amount of ARM loans securitized in the last five years.

     Repayments of MBS during the years 2000, 1999, and 1998 amounted to $2.5 billion, $2.8 billion, and $2.1 billion, respectively. MBS repayments were lower in 2000 due to a decrease in the prepayment rate. MBS repayments were higher in 1999 due to an increase in total MBS outstanding.

     Loans

     New loan originations in 2000, 1999, and 1998 amounted to $19.8 billion, $12.7 billion, and $8.2 billion, respectively. The record high volume of originations during 2000 was due to a strong demand for adjustable rate loans, the Company's primary product. The increase in 1999 was due to renewed demand for adjustable rate loans as interest rates moved up and the cost of fixed-rate loans increased. In addition, the Company increased the size of its loan origination staff to take advantage of favorable market conditions. Refinanced loans constituted 34% of new loan originations in 2000 compared to 40% in 1999 and 44% in 1998.

     Loans originated for sale were $241 million, $793 million, and $1.2 billion for the years ended December 31, 2000, 1999, and 1998, respectively. The reduction in loans originated for sale in 2000 and in 1999 as compared to 1998 was attributable to the decrease in fixed-rate originations. During 2000, 1999, and 1998, $29 million, $522 million, and $229 million, respectively, of loans were converted at the customer's request from adjustable rate to fixed-rate. The Company continues to sell most of its new and converted fixed-rate loans. The Company sold $350 million, $1.2 billion, and $1.4 billion of loans during 2000, 1999, and 1998, respectively.

     At December 31, 2000, the Company had lending operations in 32 states. The largest source of mortgage origination is loans secured by residential properties in California. In 2000, 63% of total loan origination volume was on residential properties in California, compared to 63% and 62% in 1999 and 1998, respectively. The five largest states, other than California, for originations for the year ended December 31, 2000, were Florida, New Jersey, Texas, Washington, and Illinois with a combined total of 19% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that was comprised of residential loans in California was 63% at December 31, 2000, 64% at December 31, 1999, and 66% at December 31, 1998.

     Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change monthly in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 95% at yearend 2000 compared to 93% at yearend 1999 and 92% at yearend 1998. Golden West's ARM originations constituted approximately 96% of new mortgage loans made by the Company in 2000, compared with 91% in 1999 and 82% in 1998.

     Golden West originates ARMs tied to a variety of indexes, principally the Golden West Cost of Savings Index (COSI), the Eleventh District Cost of Funds Index (COFI), and the twelve-month rolling average of the One-Year U.S. Treasury Constant Maturity (TCM). The following table shows the distribution of ARM originations by index for the years ended December 31, 2000 and 1999.

                                    TABLE 46

                 Adjustable Rate Mortgage Originations by Index
                                   1999 - 2000
                             (Dollars in Thousands)

   ARM Index                    2000                   1999
   ---------             -------------------    -------------------
   COSI                         $12,872,834            $ 7,996,477
   COFI                           5,701,413              3,264,773
   TCM                              470,171                270,651
                         -------------------    -------------------
                                $19,044,418            $11,531,901
                         ===================    ===================

     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31, 2000 and 1999.

                                    TABLE 47

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with recourse and ARM MBS-REMICs)
                                   1999 - 2000
                             (Dollars in Thousands)

   ARM Index                      2000                   1999
   ---------            -------------------    -------------------
   COSI                        $20,460,242            $ 9,182,829
   COFI                         27,405,401             26,217,670
   TCM                           1,457,232              1,266,541
   Other                           182,778                152,470
                        -------------------    -------------------
                               $49,505,653            $36,819,510
                        ===================    ===================

     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During 2000, 19% of loans originated exceeded 80% of the appraised value of the secured property, including $353 million of firsts and $3.5 billion of combined firsts and seconds.

     The Company takes steps to minimize the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. In addition, the Company carries pool mortgage insurance on most seconds not sold, such that the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of the insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the years ended December 31, 2000 and 1999.

                                    TABLE 48
                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                                   1999 - 2000
                             (Dollars in Thousands)

                                              For the Year Ended
                                                  December 31
                                      ------------------------------------
                                             2000                1999
                                      -----------------    ---------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                         $   124,066        $    98,141
    With no insurance                          229,397            233,212
                                      -----------------    ---------------
                                               353,463            331,353
                                      -----------------    ---------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                      2,549,049          1,092,778
    With no insurance                          924,538            936,724
                                      -----------------    ---------------
                                             3,473,587          2,029,502
                                      -----------------    ---------------

    Total                                  $ 3,827,050        $ 2,360,855
                                      =================    ===============

     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2000 and 1999.

                                    TABLE 49
                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                                   1999 - 2000
                             (Dollars in Thousands)

                                                As of December 31
                                       -------------------------------------
                                             2000                 1999
                                       ----------------    -----------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                          $  388,625         $    393,580
    With no insurance                          823,864              844,847
                                       ----------------    -----------------
                                             1,212,489            1,238,427
                                       ----------------    -----------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                      2,193,990            1,131,357
    With no insurance                          722,703              308,650
                                       ----------------    -----------------
                                             2,916,693            1,440,007
                                       ----------------    -----------------

    Total                                   $4,129,182          $ 2,678,434
                                       ================    =================

     Approximately $5.2 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2000, $144 million of ARMs had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 8.01% at December 31, 2000, compared to 7.69% at December 31, 1999. Without the floor, the average yield on these loans would have been 7.80% at December 31, 2000 and 6.92% at December 31, 1999.

     Loan repayments consist of monthly loan amortization and loan payoffs. During the years 2000, 1999, and 1998, loan repayments amounted to $4.5 billion, $4.9 billion, and $6.2 billion, respectively. The decrease in repayments in 2000 was due to a decrease in loan payoffs and due to the securitization of loans into MBS. The decrease in repayments in 1999 was due to a decrease in loan prepayments during the second half of the year and due to the securitization of loans into MBS.

     Mortgage Servicing Rights

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended December 31, 2000 and 1999.

                                    TABLE 50

                      Capitalized Mortgage Servicing Rights
                                    1999-2000
                             (Dollars in Thousands)

                                           2000               1999
                                       --------------    ---------------
Beginning balance of capitalized
  mortgage servicing rights                 $ 37,295          $  28,635
New capitalized mortgage servicing
  rights from loan sales                       3,407             20,556
Amortization of capitalized
  mortgage servicing rights                  (12,344)          (11,896)
                                       --------------    ---------------
Ending balance of capitalized
  mortgage servicing rights                 $ 28,358          $  37,295
                                       ==============    ===============

     The book value of Golden West's servicing rights did not exceed the fair value at December 31, 2000 or 1999 and, therefore, no writedown of the servicing rights to their fair value was necessary.

     Asset Quality

     An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. NPAs amounted to $239 million, $236 million, and $305 million at yearends 2000, 1999, and 1998, respectively. NPAs at yearend 2000 were comparable to NPAs at yearend 1999. The NPAs during 2000 and 1999 reflected the strong economy and housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests.

     The Company's troubled debt restructured (TDRs) are made up of loans on which delinquent loan payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions. The Company's TDRs were $2 million or
 .00% of assets at December 31, 2000, compared to $11 million or .03% of assets at December 31, 1999 and $23 million or .06% of assets at December 31, 1998.

     The Company's ratio of NPAs and TDRs to total assets decreased to .43% at December 31, 2000, compared to .59% and .85% at yearends 1999 and 1998, respectively.

     The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $23 million at yearend 2000, $60 million, and $71 million at yearends 1999 and 1998, respectively.

     Allowance for Loan Losses and Reserve for Losses on Loans Sold with Recourse or Securitized and Retained

     The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses that is based on both historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a data base that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loan and risk category to cover losses inherent in the portfolio. One-to-four single family real estate loans are evaluated as a group. In addition, periodic reviews are made of individual major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses inherent in the portfolio, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the adequacy of the allowance and reserves for loan losses. The review methodology and historical analyses are updated at least annually as needed.

     The table below shows the changes in the allowance for loan losses for the three years ended December 31, 2000, 1999, and 1998.

                                    TABLE 51

                      Changes in Allowance for Loan Losses
                                    1998-2000
                             (Dollars in Thousands)

                                                      2000              1999               1998
                                                ---------------    --------------    ---------------
Beginning allowance for loan losses                   $232,134          $244,466           $233,280
Provision for (recovery of) losses
  charged to expense                                     9,195            (2,089)            11,260
Transfer of allowance to reserve for losses
  on loans sold or securitized and retained             (4,470)          (12,043)               -0-
Less loans charged off                                    (623)              -0-             (1,387)
Add recoveries                                             472             1,800              1,313
                                                ---------------    --------------    ---------------
Ending allowance for loan losses                      $236,708          $232,134           $244,466
                                                ===============    ==============    ===============

Ratio of provision for (recovery of) loan
  losses to loan portfolio (including
  MBS with recourse and MBS-REMICs)                        .02%            (.01%)               .03%
                                                ===============    ==============    ===============

Ratio of net chargeoffs (recoveries) to
  average loans outstanding (including
  MBS with recourse and MBS-REMICs)                        .00%            (.01%)               .00%
                                                ===============    ==============    ===============

     As previously mentioned, the Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because the loans underlying the MBS and MBS-REMICs are similar to the loans in its loan portfolio, the Company sets its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells loans with full credit recourse and has established a reserve for potential losses on these loans. The liability for the reserve for losses on loans sold or securitized and retained is included in other liabilities. The table below shows the changes in the reserve for losses on loans sold with recourse or securitized and retained for the years ended 2000, 1999, and 1998.

                                    TABLE 52

 Changes in Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in Thousands)

                                                                 2000          1999           1998
                                                             ------------  ------------   -----------
  Beginning balance of reserve for losses on loans
    sold with recourse or securitized and retained              $ 15,572      $  2,256      $    886
  Initial recourse liability recognized at time of sale              168         1,273         1,370
  Net transfers from allowance for loan losses                     4,470        12,043           -0-
                                                             ------------  ------------   -----------
  Ending balance of reserve for losses on loans
    sold with recourse or securitized and retained              $ 20,210      $ 15,572      $  2,256
                                                             ============  ============   ===========

     The table below shows the composition of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained at December 31.

                                    TABLE 53

                Composition of Allowance for Loan Losses and the Reserve for Losses on Loans Sold with Recourse or Securitized and Retained
                             (Dollars in Thousands)

                                     2000            1999            1998
                                  ------------   -------------   -------------
  Real Estate
    1 to 4 units
          General                    $229,368        $207,615        $194,429
          Specific                        -0-             369             363
                                  ------------   -------------   -------------
                                      229,368         207,984         194,792
                                  ------------   -------------   -------------
    5+ units and commercial
          General                      23,514          30,648          33,884
          Specific                      4,036           9,074          18,046
                                  ------------   -------------   -------------
                                       27,550          39,722          51,930
                                  ------------   -------------   -------------
  Total                              $256,918        $247,706        $246,722
                                  ============   =============   =============

  Ratio of allowance for loan
    losses and reserve for
    losses on loans sold with
    recourse or securitized and
    retained to total loans
    (including MBS with recourse
    and MBS-REMICs) and to loans
    sold with recourse                   .48%            .60%            .68%
                                  ============   =============   =============

     As previously indicated, the low level of nonperforming assets (NPAs) and troubled debt restructured (TDRs) over the past three years resulted from the strong economy and housing market. The impact of the favorable environment is reflected in the components of the allowance account. Specific valuation allowances, primarily on large multi-family and commercial real estate loans, decreased from $18 million at December 31, 1998 to $4 million at December 31, 2000. General loss reserves on large multi-family and commercial real estate loans declined from $34 million at December 31, 1998 to $24 million at December 31, 2000. The general loss allowances on one-to-four single family real estate loans increased from $194 million at December 31, 1998 to $229 million at December 31, 2000 as a result of the increase in the total loan portfolio. As a result of improved asset quality and rapid portfolio growth, the overall ratio of the allowance and recourse reserves to total loans and loans sold or securitized with recourse declined from .68% at the end of 1998 to .48% at the end of 2000. The ratio to nonperforming assets of the allowance for loan losses and the reserve for losses on loans sold with recourse or securitized and retained was 107.31%, 104.82%, and 80.90% at December 31, 2000, 1999, and 1998,
respectively.

     Foreclosed Real Estate

     At December 31, 2000, the Company had foreclosed real estate in the amount of $8 million, compared to $11 million a year earlier. The low balances in foreclosed real estate reflect the strong economy and housing market.

     Deposits

     Retail deposits increased by $2.7 billion in 2000 compared to increases of $896 million and $2.6 billion in 1999 and 1998, respectively. Retail deposits increased during 2000 primarily due to the implementation of marketing campaigns that took advantage of a favorable savings environment, especially in the second half of the year. Retail deposits increased during 1999 as the Company concentrated marketing efforts on building the loyalty of existing depositors. In addition, the Company sold four branches with a total of $149 million in deposits in 1999 and sold one branch with $36 million in deposits in 1998. At December 31, 2000, 1999, and 1998, transaction accounts (which include checking, passbook, and money market accounts) represented 24%, 35%, and 35%, respectively, of the total balance of deposits.

     The Company has a program to use government securities dealers to sell certificates of deposit (CDs) to institutional investors (wholesale CDs). The Company's deposit balance at December 31, 2000 and 1999 included $185 million and $600 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at December 31, 1998.

     Advances from the Federal Home Loan Banks

     The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to supplement cash flow and to provide funds for loan originations. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $19.7 billion at December 31, 2000, compared to $8.9 billion and $6.2 billion at December 31, 1999 and 1998, respectively. During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments. See "Extraordinary Item" discussion on page 65.

     Securities Sold Under Agreements to Repurchase

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers, large banks, and the Federal Home Loan Bank of San Francisco, using from the Company's portfolio. Reverse Repos amounted to $857 million, $1.0 billion, and $1.3 billion at yearends 2000, 1999, and 1998, respectively.

     Other Borrowings

     As of December 31, 2000, Golden West, at the holding company level, had a total of $600 million of subordinated debt issued and outstanding. As of December 31, 2000, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P), respectively.

     During 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 2000, WSB had not issued any notes under this authority.

     During July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt, subordinated debt, and preferred stock. The Company has not issued any securities under this registration statement.

     Stockholders' Equity

     The Company's stockholders' equity increased by $492 million during 2000 as a result of earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $426 million during 1998 as a result of earnings and increased market values of securities available for sale, partially offset by the $80 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

     During the fourth quarter of 1999, the Company acted to effect a three-for-one stock split of its Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this discussion have been restated to reflect this stock dividend unless otherwise noted.

     Since 1993, through four separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of December 31, 2000, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 28, 1993, of which 3.7 million shares were purchased and retired at a cost of $109 million during 2000. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     The OTS requires federally insured institutions, such as WSB and WTX, to meet minimum capital requirements. Under these regulations, a savings institution is required to meet three separate capital requirements. The first requirement is to have tangible capital of 1.5% of adjusted total assets. At December 31, 2000, WSB had tangible capital of $3.7 billion or 6.60% of adjusted total assets, $2.8 billion in excess of the regulatory requirement. At December 31, 2000, WTX had tangible capital of $288 million or 5.34% of adjusted total assets, $207 million in excess of the regulatory requirement.

     The second requirement is to have core capital of 4% of adjusted total assets. At December 31, 2000, WSB had core capital of $3.7 billion or 6.60% of adjusted total assets, $1.4 billion in excess of the regulatory requirement. At December 31, 2000, WTX had core capital of $288 million or 5.34% of adjusted total assets, $72 million in excess of the regulatory requirement.

     The third capital requirement is to have risk-based capital equal to 8% of risk-weighted assets. At December 31, 2000, WSB had risk-based capital in the amount of $4.0 billion or 12.44% of risk-weighted assets, exceeding the current requirement by $1.4 billion. At December 31, 2000, WTX had risk-based capital in the amount of $288 million or 26.69% of risk-weighted assets, exceeding the current requirement by $202 million.

     Under OTS regulations which implement the prompt corrective action system mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), an institution is well-capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to total assets is 5% or more and it is not subject to any written agreement, order or directive to meet a specified capital level. WSB and WTX exceeded the qualifications for well-capitalized institutions under the rules applicable to them.

     Because WSB is a subsidiary of a savings and loan holding company, WSB must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB to no longer be adequately capitalized, require specific OTS approval.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued September 28, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. The Company does not currently intend to use hedge accounting for the derivative financial instruments in portfolio at January 1, 2001.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under FAS 140. The implementation of SFAS 140 is not expected to have a significant impact on the Company's financial statements.

Results of Operations

     Net earnings increased in 2000 as compared to 1999 as a result of increased net interest income partially offset by an increase in general and administrative expense. Net earnings increased in 1999 as compared to 1998 primarily due to an increase in net interest income, a decrease in the provision for loan losses made possible by the Company's declining chargeoffs and nonperforming assets, and an increase in noninterest income. These increases to net earnings were partially offset by an increase in general and administrative expenses.

     Earnings Per Share

     The Company's Basic Earnings Per Share (EPS) was $3.44 for the year ended December 31, 2000 as compared to $2.90 and $2.60 (before the extraordinary item) for the years ended December 31, 1999 and 1998, respectively. The Company reported Diluted EPS of $3.41 for the year ended December 31, 2000 as compared to $2.87 and $2.58 (before the extraordinary item) for the years ended December 31, 1999 and 1998, respectively.

     Profit Margins/Spreads

     An important determinant of Golden West's earnings is its primary spread--the difference between its yield on earning assets and its cost of funds. The following table shows the components of the Company's primary spread at the end of the years 1998 through 2000.

                                    TABLE 54

           Yield on Earning Assets, Cost of Funds, and Primary Spread
                                    1998-2000

                                              December 31
                                  -------------------------------------
                                    2000          1999         1998
                                  ----------    ----------   ----------
 Yield on loan portfolio               8.03%         7.16%        7.32%
 Yield on investments                  7.12          5.88         5.53
                                  ----------    ----------   ----------
 Yield on earning assets               8.02          7.15         7.30
                                  ----------    ----------   ----------
 Cost of deposits                      5.52          4.69         4.67
 Cost of borrowings                    6.66          5.77         5.87
                                  ----------    ----------   ----------
 Cost of funds                         5.99          5.00         4.96
                                  ----------    ----------   ----------
 Primary spread                        2.03%         2.15%        2.34%
                                  ==========    ==========   ==========

     Yield on Earning Assets

     The yield on earning assets increased in 2000 versus 1999 principally due to increases in the indexes on adjustable rate mortgages due to interest rate increases that began in the third quarter of 1999 and continued into 2000. The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the indexes and because of certain loan features. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. On balance, the index lags and ARM structural features cause the Company's assets to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

     Cost of Funds

     Approximately 94% of Golden West's rate-sensitive liabilities are subject to repricing in less than one year. Golden West's cost of funds increased during 1999 and 2000 due to an increase in the cost of deposits and an increase in borrowings as a proportion of interest-costing liabilities.

     Interest Rate Swaps

     The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

     Interest rate swap activity decreased net interest income by $4 million, $11 million, and $9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     The table below summarizes the unrealized gains and losses for interest rate swaps at December 31, 2000 and 1999.

                                    TABLE 55

               Unrealized Gains and Losses on Interest Rate Swaps
                                    1999-2000
                             (Dollars in Thousands)

                                                   December 31, 2000
                              ---------------------------------------------------------
                                Unrealized           Unrealized        Net Unrealized
                                   Gains               Losses              (Loss)
                              ----------------    -----------------    ----------------
  Interest rate swaps               $   1,330            $  11,233           $  (9,903)
                              ================    =================    ================

                                                   December 31, 1999
                              ---------------------------------------------------------
                                Unrealized           Unrealized        Net Unrealized
                                   Gains               Losses              (Loss)
                              ----------------    -----------------    ----------------
  Interest rate swaps               $   7,109            $   8,986           $  (1,877)
                              ================    =================    ================

                                    TABLE 56

                           Interest Rate Swap Activity
                                    1999-2000
                         (Notional Amounts in Millions)

                                   Receive           Pay
                                    Fixed           Fixed
                                    Swaps           Swaps
                                 ------------    -------------
Balance at January 1, 1999            $  512           $  899
    Additions                             80              -0-
    Maturities                          (329)            (172)
                                 ------------    -------------
Balance at December 31, 1999             263              727
    Maturities                           (46)             (10)
                                 ------------    -------------
Balance at December 31, 2000          $  217           $  717
                                 ============    =============

     Interest on Loans

     Interest on loans was $2.5 billion, $1.9 billion, and $2.3 billion for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 was due to an increase in the average portfolio balance and an increase in the average portfolio yield. The decrease in 1999 was due to a decrease in the average portfolio balance and a decrease in the average portfolio yield. The decreases in the average loan portfolio balances during 1999 were primarily due to the securitization of loans into FNMA MBS and MBS-REMICs as discussed in " Loans Receivable and Mortgage-Backed Securities" on pages 49 and 50.

     Interest on MBS

     Interest on MBS was $1.1 billion, $769 million, and $498 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 was due to an increase in the average portfolio balance and an increase in the average portfolio yield. The increase in 1999 was due to an increase in the average portfolio balance, which was partially offset by a decrease in the average portfolio yield. The increases in the MBS portfolio during 2000 and 1999 were primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as previously discussed.

     Interest and Dividends on Investments

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was $254 million, $205 million, and $210 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 was primarily due to an increase in the average portfolio yield partially offset by a decrease in the average portfolio balance. In addition, included in interest and dividends on investments for the year ended December 31, 2000 was $3.7 million of special dividends from the FHLB of San Francisco and $2.8 million of special dividends from the FHLB of Dallas for a total of $6.5 million. The decrease in 1999 was primarily due to a decrease in the average portfolio yield which was partially offset by an increase in the average portfolio balance.

     Interest on Deposits

     Interest on deposits was $1.5 billion, $1.3 billion, and $1.3 billion for the years ended December 1, 2000, 1999, and 1998, respectively. The increase in 2000 was due to an increase in the average cost of deposits and an increase in the average balance of deposits. Interest on deposits in 1999 was comparable to 1998.

     Interest on Advances

     Interest paid on FHLB advances was $961 million, $380 million, and $439 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 was due to an increase in the average cost of these borrowings and an increase in the average balance of these borrowings. The decrease in 1999 was due to a decrease in the average cost of these borrowings and a decrease in the average outstanding balance.

     Interest on Other Borrowings

     Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $190 million, $192 million, and $271 million for the years ended 2000, 1999, and 1998, respectively. The decrease in the expense in 2000 compared with 1999 was due to a decrease in the average balance of these liabilities partially offset by an increase in the average cost. The decrease in the expense in 1999 compared with 1998 was due to a decrease in the average balance of these liabilities and a decrease in the average cost.

     Provision for (Recovery of) Loan Losses

     The provision for loan losses was $9 million for the year ended 2000, compared to a recovery of $2 million for the year ended 1999 and a provision of $11 million for the year ended 1998. The provision in 2000 reflected the rapid growth in the loan portfolio. The recoveries in 1999 reflected declining nonperforming assets as a result of the strong economy and housing market.

     Noninterest Income

     Noninterest income was $161 million, $143 million, and $138 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 was primarily due to higher loan fee income. In addition, in 2000, other income included $24 million of income earned on our check outsourcing program which started in September 1999. Under the new program, interest from float on outstanding checks is reported in other income instead of interest income as had been done previously. For the year ended December 31, 1999, noninterest income also included gains of $8 million from the sale of four savings offices located in markets with limited growth potential. There were no branch sales in 2000. Noninterest income for the year ended December 31, 1998, included a gain of $13 million from the redemption of preferred stock which was called by the issuer and a gain of $3 million from the sale of one savings branch.

     General and Administrative Expenses

     General and administrative expenses (G&A) were $425 million, $386 million, and $355 million for the years ended 2000, 1999, and 1998, respectively. Expenses increased in 2000 because of ongoing investments in personnel, facilities, and technology. Expenses increased in 1999 because of normal increases in employee compensation, the expansion of the loan origination organization to take advantage of opportunities to increase mortgage volume, investments in new computers to enhance customer service in the Company's branches, enhancements to data processing systems to take advantage of new technologies, and the completion of the "Year 2000" project.

     General and administrative expenses as a percentage of average assets was .87% for the year ended December 31, 2000 compared with .98% and .90% for the years ended December 31, 1999 and 1998, respectively. G&A as a percentage of average assets decreased in 2000 because assets grew faster than G&A expense.

     Taxes on Income

     Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings increased slightly in 2000 compared with 1999 and decreased slightly in 1999 over 1998. The decrease in the tax rate in 1999 as compared to 1998 was due to a lower overall state tax rate due to the expansion of business in lower taxing states and the tax benefit associated with the donation of land to the Alamo Community College district in San Antonio, Texas.

     Extraordinary Item

     During 1998, the Company paid off, before maturity, $4.4 billion of high-cost FHLB of San Francisco advances and, as a result, incurred a $21 million pre-tax charge for the penalties associated with these prepayments.

     Liquidity and Capital Resources

     WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; investments and borrowings from its affiliates; and debt collateralized by mortgages, MBS, or securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WTX's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB Dallas; debt collateralized by mortgages or securities, and borrowings from its parent WSB.

     The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its subsidiaries ($20 million in 2000 and $117 thousand in 1999), dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses.

     Common Stock

     The quarterly price ranges for the Company's common stock during 2000 and 1999 were as follows:

                                    TABLE 57

                            Common Stock Price Range
                                    1999-2000

                                   2000                                   1999
                    --------------------------------     ------------------------------------
First Quarter            $27.19    -    $32.50                  $29.27    -     $34.52
Second Quarter           $30.38    -    $46.00                  $30.64    -     $34.95
Third Quarter            $41.81    -    $53.63                  $30.27    -     $33.56
Fourth Quarter           $50.50    -    $69.44                  $31.25    -     $38.02


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See pages 46 through 49 in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index included on page 73 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

     Name and Age                         Position
     ------------                         --------

     Herbert M. Sandler, 69               Chairman of the Board and Chief Executive Officer

     Marion O. Sandler, 70                Chairman of the Board and Chief Executive Officer

     James T. Judd, 62                    Senior Executive Vice President

     Russell W. Kettell, 57               President, Treasurer, and Chief Financial Officer (a)

     Michael Roster, 55                   Executive Vice President, General Counsel, and Secretary (b)

     Carl M. Andersen, 40                 Group Senior Vice President (c)

     William C. Nunan, 49                 Group Senior Vice President and Chief Accounting Officer (d)

     Maryellen Cattani Herringer, 57      Director

     Louis J. Galen, 75                   Director

     Antonia Hernandez, 53                Director

     Patricia A. King, 58                 Director

     Bernard A. Osher, 73                 Director

     Kenneth T. Rosen, 52                 Director

     Leslie Tang Schilling, 46            Director

     Each of the above persons holds the same position with WSB with the exception of James T. Judd who is President, Chief Operating Officer, and Director of WSB and Russell W. Kettell who is a Senior Executive Vice President and Director of WSB. Each executive officer has had the principal occupations shown for the prior five years except as follows:

(a) Russell W. Kettell was elected Chief Financial Officer in December 1999, was elected Treasurer of the Company in January 1995, and has served as President of the Company since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984.

(b) Michael Roster was elected Executive Vice President, General Counsel and Secretary in February 2000. Prior thereto, Mr. Roster was General Counsel at Stanford University.

(c) Carl M. Andersen was elected Group Senior Vice President in 1999 and Senior Vice President of the Company in 1997. He served as Senior Vice President with WSB and WTX since 1996. Prior thereto, he served as Vice President of WSB since 1990.

(d) William C. Nunan was elected Chief Accounting Officer of the Company in December 1999, was elected Group Senior Vice President in 1999, and was elected Senior Vice President of the Company in 1997. He served as Senior Vice President with WSB and WTX since 1995. Prior thereto, he served as Vice President of WSB since 1985.

     For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 12, 2001, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 12, 2001, on pages 4 through 6 and 8 through 10 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth on pages 2, 3, 6 and 7 of Registrant's Proxy Statement dated March 12, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 9 of the Registrant's Proxy Statement dated March 12, 2001, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Index to Financial Statements

     See Index included on page 73 and the financial statements, which begin on page F-1.

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

         10(b) Annual Incentive Bonus Plan is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 14, 1997, for the Company's 1998 Annual Meeting of Stockholders.

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


                               GOLDEN WEST FINANCIAL CORPORATION


                               By:  /s/ Herbert M. Sandler
                               -------------------------------------------------
                               Herbert M. Sandler,
                               Chairman of the Board and Chief Executive Officer




                               By:  /s/ Marion O. Sandler
                               -------------------------------------------------
                               Marion O. Sandler,
                               Chairman of the Board and Chief Executive Officer



                               By:  /s/ Russell W. Kettell
                               -------------------------------------------------
                               Russell W. Kettell,
                               President and Chief Financial Officer



                               By:  /s/ William C. Nunan
                               -------------------------------------------------
                               William C. Nunan,
                               Group Senior Vice President and Chief Accounting Officer

Dated:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Maryellen Cattani Herringer 3/29/01   /s/ Bernard A. Osher          3/29/01
---------------------------------------   --------------------------------------
Maryellen Cattani Herringer               Bernard A. Osher
Director                                  Director

/s/ Louis J. Galen             3/29/01    /s/ Kenneth T. Rosen          3/29/01
--------------------------------------    --------------------------------------
Louis J. Galen                            Kenneth T. Rosen
Director                                  Director

                                          /s/ Herbert M. Sandler        3/29/01
--------------------------------------    --------------------------------------
Antonia Hernandez                         Herbert M. Sandler
Director                                  Director

/s/ Patricia A. King           3/29/01    /s/ Marion O. Sandler         3/29/01
--------------------------------------    --------------------------------------
Patricia A. King                          Marion O. Sandler
Director                                  Director

                                          /s/ Leslie Tang Schilling     3/29/01
                                          --------------------------------------
                                          Leslie Tang Schilling
                                          Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Independent Auditors' Report.........................................F-1

Golden West Financial Corporation and Subsidiaries:
    Consolidated Statement of Financial Condition as of
         December 31, 2000, and 1999.................................F-2
    Consolidated Statement of Net Earnings for the years
         ended December 31, 2000, 1999, and 1998 ....................F-3
    Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 2000, 1999, and 1998...............F-4
    Consolidated Statement of Cash Flows for the years
         ended December 31, 2000, 1999, and 1998.....................F-5, F-6
    Notes to Consolidated Financial Statements.......................F-7


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

     We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Oakland, California
January 22, 2001

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                 (Dollars in thousands except per share figures)


                                     ASSETS
                                     ------
                                                                              December 31
                                                                    --------------------------------
                                                                         2000             1999
                                                                    ---------------   --------------
Cash                                                                   $   350,430      $   333,793
Securities available for sale at fair value
  (cost of $10,784 and $59,585) (Note B)                                   392,841          319,444
Other investments at cost (fair value of $368,317 and
  $466,086) (Note C)                                                       368,555          467,156
Purchased mortgage-backed securities available for sale at
  fair value (cost of $69,159 and $77,796) (Notes D and K)                  69,960           79,009
Purchased mortgage-backed securities held to maturity at cost
  (fair value of  $389,527 and  $429,007) (Notes E, J and K)               385,543          434,711
Mortgage-backed securities with recourse held to maturity at cost
  (fair value of $18,005,387 and  $10,960,785) (Notes E, J and K)       18,124,987       11,147,901
Loans receivable less allowance for loan losses of
  $236,708 and $232,134 (Notes F and J)                                 33,762,643       27,919,817
Interest earned but uncollected (Note G)                                   276,306          175,351
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note J)                         1,067,800          541,013
Foreclosed real estate                                                       8,261           10,909
Premises and equipment, net (Note H)                                       307,652          278,493
Other assets                                                               588,991          434,608
                                                                    ---------------   --------------
                                                                       $55,703,969      $42,142,205
                                                                    ===============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                               December 31
                                                                    --------------------------------
                                                                          2000             1999
                                                                    ---------------   --------------
Deposits (Note I)                                                      $30,047,919      $27,714,910
Advances from Federal Home Loan Banks (Note J)                          19,731,797        8,915,218
Securities sold under agreements to repurchase (Note K)                    857,274        1,045,176
Subordinated notes (Note L)                                                598,791          812,950
Taxes on income (Note M)                                                   432,207          275,526
Other liabilities (Note F)                                                 348,694          183,571
                                                                    ---------------   --------------
                                                                        52,016,682       38,947,351

Stockholders' equity (Notes N and P):
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 158,410,137 and 161,357,833 shares              15,841           16,136
  Additional paid-in capital                                               151,458          135,555
  Retained earnings                                                      3,287,325        2,885,346
                                                                    ---------------   --------------
                                                                         3,454,624        3,037,037
  Accumulated other comprehensive income from unrealized gains
     on securities, net of income tax of $150,195 and $103,255             232,663          157,817
                                                                    ---------------   --------------
          Total Stockholders' Equity                                     3,687,287        3,194,854
                                                                    ---------------   --------------
                                                                       $55,703,969      $42,142,205
                                                                    ===============   ==============

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF NET EARNINGS
                     --------------------------------------
                 (Dollars in thousands except per share figures)

                                                                      Year Ended December 31
                                                            -------------------------------------------
                                                               2000            1999           1998
                                                           --------------   ------------   ------------
    Interest Income:
      Interest on loans                                      $ 2,469,556    $ 1,851,790    $ 2,254,427
      Interest on mortgage-backed securities                   1,072,559        769,314        498,319
      Interest and dividends on investments                      254,425        204,741        209,807
                                                           --------------   ------------   ------------
                                                               3,796,540      2,825,845      2,962,553
    Interest Expense:
      Interest on deposits (Note I)                            1,494,447      1,250,364      1,285,343
      Interest on advances                                       960,824        380,189        438,660
      Interest on repurchase agreements                           86,549         61,565        112,942
      Interest on other borrowings                               103,552        130,242        158,286
                                                           --------------   ------------   ------------
                                                               2,645,372      1,822,360      1,995,231
                                                           --------------   ------------   ------------
        Net Interest Income                                    1,151,168      1,003,485        967,322
    Provision for (recovery of) loan losses                        9,195         (2,089)        11,260
                                                           --------------   ------------   ------------
        Net Interest Income after Provision for
          (Recovery of) Loan Losses                            1,141,973      1,005,574        956,062
    Noninterest Income:
      Fees                                                        78,016         65,456         62,820
      Gain on the sale of securities and loans                    10,515         22,764         38,784
      Other                                                       72,289         55,082         36,009
                                                           --------------   ------------   ------------
                                                                 160,820        143,302        137,613
    Noninterest Expense:
      General and administrative:
        Personnel                                                243,787        215,483        196,153
        Occupancy                                                 72,355         67,015         62,549
        Deposit insurance                                          5,699          5,358          5,925
        Advertising                                                8,450         11,928         10,412
        Other                                                     94,556         86,363         79,468
                                                           --------------   ------------   ------------
                                                                 424,847        386,147        354,507

    Earnings before Taxes on Income                              877,946        762,729        739,168
    Taxes on income (Note M)                                     332,155        282,750        292,077
                                                           --------------   ------------   ------------
    Earnings before Extraordinary Item                           545,791        479,979        447,091
    Extraordinary item (Note A)                                      -0-            -0-        (12,511)
                                                           --------------   ------------   ------------
    Net Earnings                                             $   545,791    $   479,979     $  434,580
                                                           ==============   ============   ============

    Basic earnings per share before extraordinary item       $      3.44    $      2.90     $     2.60
    Extraordinary item                                              0.00           0.00          (0.07)
                                                           --------------   ------------   ------------
    Basic earnings per share (Note O)                        $      3.44    $      2.90     $     2.53
                                                           ==============   ============   ============

    Diluted earnings per share before extraordinary item     $      3.41    $      2.87     $     2.58
    Extraordinary item                                              0.00           0.00          (0.07)
                                                           --------------   ------------   ------------
    Diluted earnings per share (Note O)                      $      3.41    $      2.87     $     2.51
                                                            ==============   ============   ============

                 See notes to consolidated financial statements.



               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                 (Dollars in thousands except per share figures)


                                                                     Accumulated
                                               Additional               Other          Total
                                      Common   Paid-in   Retained   Comprehensive   Stockholders'  Comprehensive
                                      Stock    Capital   Earnings       Income         Equity          Income
                                     --------- --------- ---------- --------------- -------------  ---------------
Balance at January 1, 1998            $ 5,707  $ 85,532  $2,457,055    $   149,737   $ 2,698,031
  Net earnings                            -0-       -0-     434,580            -0-       434,580      $   434,580
  Change in unrealized gains on
    securities available for sale         -0-       -0-        -0-          72,833        72,833           72,833
  Reclassification adjustment for
    gains included in income              -0-       -0-        -0-          (8,022)       (8,022)          (8,022)
                                                                                                   ---------------
    Comprehensive Income                                                                              $    499,391
                                                                                                   ===============
Common stock issued upon exercise
  of stock options, including tax
  benefits - 2,382,960 shares              80    36,627        -0-             -0-        36,707
Purchase and retirement of 3,005,100
  shares of Company stock (Note N)       (101)      -0-    (80,222)            -0-       (80,323)
Cash dividends on common stock
  ($.172 per share)                       -0-       -0-    (29,488)            -0-       (29,488)
                                     --------- --------- ---------- --------------- -------------
Balance at December 31, 1998            5,686   122,159  2,781,925         214,548     3,124,318
  Net earnings                            -0-       -0-    479,979             -0-       479,979      $   479,979
  Change in unrealized gains on
    securities available for sale         -0-       -0-        -0-         (55,981)      (55,981)         (55,981)
  Reclassification adjustment for
    gains included in income              -0-       -0-        -0-            (750)         (750)            (750)
                                                                                                   ---------------
    Comprehensive Income                                                                              $   423,248
                                                                                                   ===============
Common stock issued upon exercise
  of stock options, including tax
  benefits - 1,508,461 shares              78    24,172        -0-             -0-        24,250
Purchase and retirement of
10,734,000
  shares of Company stock (Note N)       (404)      -0-   (344,655)            -0-      (345,059)
Common stock split effected by
  means of a 200% stock dividend
  (Note N)                             10,776   (10,776)       -0-             -0-           -0-
Cash dividends on common stock
  ($.193 per share)                       -0-       -0-    (31,903)            -0-       (31,903)
                                     --------- --------- ---------- --------------- -------------
Balance at December 31, 1999           16,136   135,555  2,885,346         157,817     3,194,854
  Net earnings                            -0-       -0-    545,791             -0-       545,791      $   545,791
  Change in unrealized gains on
    securities available for sale         -0-       -0-        -0-          74,849        74,849           74,849
  Reclassification adjustment for
    gains included in income              -0-       -0-        -0-              (3)           (3)              (3)
                                                                                                   ---------------
    Comprehensive Income                                                                              $   620,637
                                                                                                   ===============
Common stock issued upon exercise
  of stock options, including tax
   benefits - 725,004 shares               72    15,903        -0-             -0-        15,975
Purchase and retirement of 3,673,300
  shares of Company stock (Note N)       (367)      -0-   (108,930)            -0-      (109,297)
Cash dividends on common stock
  ($.22 per share)                        -0-       -0-    (34,882)            -0-       (34,882)
                                     --------- --------- ---------- --------------- -------------
Balance at December 31, 2000         $ 15,841  $151,458  $3,287,325    $   232,663   $ 3,687,287
                                     ========= ========= ========== =============== =============

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in thousands)


                                                                                Year Ended December 31
                                                                    -----------------------------------------------
                                                                        2000             1999             1998
                                                                    -------------    -------------    -------------
Cash Flows from Operating Activities:
  Net earnings                                                      $    545,791     $    479,979     $    434,580
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary item                                                       -0-              -0-           21,152
    Provision for (recovery of) loan losses                                9,195           (2,089)          11,260
    Amortization of net loan (fees), costs and (discounts)                 7,877          (14,100)         (22,410)
    Depreciation and amortization                                         30,242           28,215           25,913
    Loans originated for sale                                           (240,684)        (793,443)      (1,155,912)
    Sales of loans                                                       349,809        1,196,403        1,423,084
    Decrease (increase) in interest earned but uncollected               (93,118)          33,977            7,595
    Federal Home Loan Bank stock dividends                               (58,333)         (36,383)         (51,156)
    (Increase) in other assets                                          (155,637)         (76,669)         (99,601)
    Increase (decrease) in other liabilities                             160,653         (296,685)          21,888
    Increase (decrease) in taxes on income                               109,742           (8,967)          19,532
    Other, net                                                           (16,268)             717           12,782
                                                                    -------------    -------------    -------------
      Net cash provided by operating activities                          649,269          510,955          648,707

Cash Flows from Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                       (19,542,003)     (11,878,768)      (7,032,022)
    Real estate loans purchased                                             (195)          (1,375)          (2,683)
    Other, net                                                          (276,993)        (100,285)        (188,393)
                                                                    -------------    -------------    -------------
                                                                     (19,819,191)     (11,980,428)      (7,223,098)

  Real estate loan principal payments:
    Monthly payments                                                     537,989          580,428          648,331
    Payoffs, net of foreclosures                                       3,926,007        4,366,672        5,552,187
                                                                    -------------    -------------    -------------
                                                                       4,463,996        4,947,100        6,200,518
  Purchases of mortgage-backed securities                                 (4,356)             -0-              -0-
  Repayments of mortgage-backed securities                             2,457,365        2,759,224        2,093,124
  Proceeds from sales of real estate                                      43,537          109,165          146,202
  Purchases of securities available for sale                          (3,087,578)      (6,413,774)        (368,151)
  Sales of securities available for sale                                      10               19           81,373
  Matured securities available for sale                                3,140,089        6,381,785          632,284
  Decrease (increase) in other investments                                98,601          (44,771)        (169,737)
  Purchases of Federal Home Loan Bank stock                             (512,979)             -0-         (149,662)
  Redemptions of Federal Home Loan Bank stock                             36,688          275,673              -0-
  Additions to premises and equipment                                    (62,344)         (38,063)         (64,143)
                                                                    -------------    -------------    -------------
    Net cash provided by (used in) investing activities              (13,246,162)      (4,004,070)       1,178,710



                 See notes to consolidated financial statements.


                                                                              Year Ended December 31
                                                                    --------------------------------------------
                                                                        2000            1999           1998
                                                                    --------------  -------------  -------------
Cash Flows from Financing Activities:
    Net increase in deposits                                        $   2,333,009   $  1,495,815   $  2,109,378
    Additions to Federal Home Loan Bank advances                       13,664,250      4,332,230      8,363,135
    Repayments of Federal Home Loan Bank advances                      (2,847,672)    (1,580,482)   (10,737,644)
    Proceeds from agreements to repurchase securities                   7,809,989      7,826,377      6,555,115
    Repayments of agreements to repurchase securities                  (7,997,891)    (8,033,670)    (7,636,694)
    Repayments of medium-term notes                                           -0-            -0-       (110,000)
    Repayments of subordinated notes                                     (215,000)      (100,000)      (200,000)
    Dividends on common stock                                             (34,882)       (31,903)       (29,488)
    Exercise of stock options                                              11,024         12,725         17,738
    Purchase and retirement of Company stock                             (109,297)      (345,059)       (80,323)
                                                                    --------------  -------------  -------------
      Net cash provided by (used in) financing activities              12,613,530      3,576,033     (1,748,783)
                                                                    --------------  -------------  -------------
Net Increase in Cash                                                       16,637         82,918         78,634
Cash at beginning of period                                               333,793        250,875        172,241
                                                                    --------------  -------------  -------------
Cash at end of period                                                $    350,430   $    333,793   $    250,875
                                                                    ==============  =============  =============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                         $  2,543,728   $  1,814,859   $  2,018,128
    Income taxes                                                          218,385        280,536        248,086
  Cash received for interest and dividends                              3,695,585      2,859,822      2,970,148
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate                     28,930        522,047        228,529
    Loans transferred to foreclosed real estate                            35,948         65,392        112,406
    Loans securitized into mortgage-backed securities with
       recourse held to maturity                                        9,482,904      4,773,615      8,189,190

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

NOTE A - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). Intercompany accounts and transactions have been eliminated. World Savings Bank, a federally chartered savings bank (WSB), is the Company's principal operating subsidiary with $55.7 billion in assets on December 31, 2000. Certain reclassifications have been made to prior year financial statements to conform to current presentation.

Organizational Structure
------------------------

     During the fourth quarter of 2000, World Savings Bank, a State Savings Bank
(WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the Federal Deposit Insurance Corporation (FDIC) to a federally chartered savings bank regulated by the Office of Thrift Supervision (OTS). WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX).

     On December 1, 2000, Golden West contributed WTX to WSB and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association, a wholly owned subsidiary of Golden West, was merged into WSB. The reorganization of these subsidiaries had no effect on the Golden West consolidated financial statements as of December 31, 2000.

Nature of Operations
--------------------

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 253 savings branches in eight states and 278 loan offices in 32 states, of which 117 loan offices are located in savings branches. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

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

     The Office of Thrift Supervision requires insured institutions to maintain a minimum amount of liquid assets in the form of cash and securities approved by federal regulations at either (a) 4% of the quarterly average of daily balances of short-term deposits and borrowings for the prior quarter or (b) 4% of the prior quarter's ending balance of short-term deposits and borrowings.

Securities Available for Sale and Other Investments
---------------------------------------------------

     The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Held to maturity securities are recorded at cost with any discount or premium amortized using the interest method. Securities held to maturity are recorded at cost because the Company has the ability to hold these securities to maturity and because it is Management's intention to hold them to maturity. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company has other investments, consisting of overnight investments such as Eurodollar time deposits and federal funds, and longer-term investments such as Bank notes, medium-term notes, and collateralized mortgage obligations. These other investments are recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method.

                                       1
               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             -----------------------------------------------------
                  Years ended December 31, 2000, 1999, and 1998
                     (Dollars in thousands except per share)


Mortgage-Backed Securities
--------------------------

     The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its held for investment loan portfolio into MBS with recourse and into Real Estate Mortgage Investment Conduits (REMICs) which are held to maturity and available to be used as collateral for borrowings. The REMICs are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests. The REMIC securities are recorded at cost and are evaluated with the other held-to-maturity MBS for impairment based upon the characteristics of the underlying loans.

Loans Receivable
----------------

     The Company's real estate loan portfolio consists primarily of long-term loans collateralized by first deeds of trust on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans on the security of savings accounts.

     The adjustable rate mortgage (ARM) is the Company's primary real estate loan. The ARM carries an interest rate that may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. A portion of the Company's ARMs are originated with a low, fixed rate for an initial period, primarily one to 12 months.

     The Company originates loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or market.

     A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to measure impairment based on the fair value of the collateral. When the value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the fair value of the collateral. Impairment is measured on an individual loan basis for larger multi-family loans and on a group basis for smaller single family one-to-four unit loans.

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

     Troubled debt restructured consists of loans that have been modified by the lender to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or the borrower's ability to make scheduled payments.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

Foreclosed Real Estate
----------------------

     Foreclosed real estate is comprised of improved property acquired through foreclosure. All real estate owned is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business less estimated costs to repair, hold, and dispose of the property. Costs relating to holding property, net of rental and option income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

Allowance for Loan Losses
-------------------------

     The Company provides specific valuation allowances for losses on loans when impaired and on real estate owned when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Management is then able to estimate a range of general loss allowances to cover losses inherent in the portfolio. In addition, periodic reviews are made of major loans and real estate owned, and major lending areas are regularly reviewed to determine potential problems. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to, and reductions from the allowances are reflected in current earnings.

Reserve for Losses on Loans Sold with Recourse and Securitized and Retained
---------------------------------------------------------------------------

     The Company has securitized loans from its portfolio into FNMA MBS with recourse and MBS-REMICs. The Company's intent is to hold these MBS and MBS-REMICs to maturity. Because these loans underlying the MBS and MBS-REMICs are similar in all respects to the loans in its loan portfolio, the Company estimates its reserve on these securities in a manner similar to the method it uses for the allowance for loan losses. The Company also sells certain loans with full credit recourse and has established a reserve for probable losses on these loans. The liability for the reserve for losses on loans sold or securitized and retained is included in other liabilities.

Mortgage Servicing Rights
-------------------------

     Capitalized Mortgage Servicing Rights (CMSRs) are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment measurement, is determined by using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 2000 and 1999, there was no impairment. The balance of CMSRs is included in "Other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fee income" in the Consolidated Statement of Net Earnings.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)



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

Regulatory Capital Requirements
-------------------------------

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for OTS regulated institutions, such as WSB and WTX. Under FIRREA, thrifts and savings banks must have tangible capital equal to 1.5% of adjusted total assets, have core capital equal to 4% of adjusted total assets, and have risk-based capital equal to 8% of risk-weighted assets.

     At December 31, 2000, WSB had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    2000
             ---------------------------------------------------
                      ACTUAL                   REQUIRED
             ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio
             -------------  --------   -------------- --------
Tangible      $ 3,653,377      6.60%     $  830,326     1.50%
Core            3,653,377      6.60        2,214,203     4.00
Risk-based      3,982,988     12.44        2,562,226     8.00

     At December 31, 1999, WSB had the following regulatory capital calculated in accordance with FIRREA's capital standards. The December 31, 1999 numbers are as reported and have not been restated because the OTS does not require that these numbers be restated to reflect the reorganization that took place in 2000.

                                    1999
             ---------------------------------------------------
                      ACTUAL                   REQUIRED
             ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio
             -------------  --------   -------------- --------
Tangible      $ 2,514,211      6.64%     $   567,705     1.50%
Core            2,514,211      6.64        1,513,880     4.00
Risk-based      2,668,878     11.95        1,786,623     8.00

     At December 31, 2000, WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    2000
             ---------------------------------------------------
                      ACTUAL                   REQUIRED
             ------------------------- -------------------------
               Capital       Ratio        Capital      Ratio
             -------------  --------   -------------- --------
Tangible       $  288,409      5.34%      $   80,982     1.50%
Core              288,409      5.34          215,951     4.00
Risk-based        288,410     26.69           86,432     8.00

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


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

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. WSB and WTX are both regulated by the OTS. As of December 31, 2000, the most recent notification from the OTS categorized WSB as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB.

     The tables below show that WSB's regulatory capital exceeded the well-capitalized classification at December 31, 2000 and 1999.

                                      2000                                              1999
                 -----------------------------------------------  --------------------------------------------------
                         ACTUAL             WELL-CAPITALIZED              ACTUAL                WELL-CAPITALIZED
                 -----------------------  ----------------------  ------------------------   -----------------------
                   Capital      Ratio       Capital      Ratio      Capital       Ratio        Capital      Ratio
                 ------------  ---------  ------------  --------  -------------  ---------   ------------  ---------
Leverage          $3,653,377     6.60%    $2,767,753     5.00%     $ 2,514,211     6.64%     $ 1,892,349     5.00%
Tier 1 risk-based  3,653,377    11.41      1,921,670     6.00        2,514,211    11.26        1,339,967     6.00
Total risk-based   3,982,988    12.44      3,202,783    10.00        2,668,878    11.95        2,233,279    10.00

     The table below shows that WTX's regulatory capital exceeded the well-capitalized classification at December 31, 2000.

                                      2000
                 -----------------------------------------------
                         ACTUAL             WELL-CAPITALIZED
                 -----------------------  ----------------------
                   Capital      Ratio       Capital      Ratio
                 ------------  ---------  ------------  --------
Leverage           $ 288,409     5.34%     $  269,939    5.00%
Tier 1 risk-based    288,409    26.69          64,824    6.00
Total risk-based     288,410    26.69         108,039   10.00

     At December 31, 1999, WTX operated under the name World Savings Bank, a State Savings Bank and was a state chartered savings bank regulated by the FDIC. At December 31, 1999, WSSB had the following regulatory capital calculated in accordance with the FDIC's capital standards:

                                      1999
                 -----------------------------------------------
                         ACTUAL                 REQUIRED
                 ----------------------- -----------------------
                   Capital     Ratio       Capital     Ratio
                 ------------ ---------- ------------ ----------
Tier 1 leverage   $  202,846     5.66%     $ 107,593     3.00%
Tier 1 risk-based    202,846    26.90         30,161     4.00
Total risk-based     203,087    26.93         60,322     8.00

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


Retained Earnings
-----------------

     Because they are subsidiaries of a savings and loan holding company, WSB and WTX must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB or WTX to no longer be adequately capitalized, require specific OTS approval.

     At December 31, 2000, $1.5 billion of the WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WSB and WTX.

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

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued September 28, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. The Company does not currently intend to use hedge accounting for the derivative financial instruments in portfolio on January 1, 2001.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its REMIC securitizations, it does not have any effective "retained interests" requiring disclosure under SFAS 140. The implementation of SFAS 140 is not expected to have a significant impact on the Company's financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

NOTE B - Securities Available for Sale

     The following is a summary of securities available for sale:

                                                                          December 31, 2000
                                                       ---------------------------------------------------------
                                                        Amortized     Unrealized     Unrealized        Fair
                                                          Cost           Gains         Losses         Value
                                                       ------------   ------------   ------------  -------------
U.S. Treasury and government agency obligations          $   4,458      $     551       $    -0-      $   5,009
Collateralized mortgage obligations                            796            -0-             41            755
Equity securities                                            5,530        381,547            -0-        387,077
                                                       ------------   ------------   ------------  -------------
                                                         $  10,784      $ 382,098       $     41      $ 392,841
                                                       ============   ============   ============  =============

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
                                                       ============   ============   ============  =============

     The weighted average portfolio yields on securities available for sale were 38.31% and 12.78% at December 31, 2000 and 1999, respectively. Principal proceeds from the sales of securities from the securities available for sale portfolio were $14 (2000), $1,269 (1999), and $94,846 (1998) and resulted in realized gains of $4 (2000), $1,250 (1999), and $13,480 (1998) and realized losses of $-0- (2000), $-0- (1999), and $7 (1998).

     At December 31, 2000, the securities available for sale had maturities as follows:

                                    Amortized          Fair
      Maturity                        Cost             Value
      -------------------------    ------------     ------------
      No maturity                     $  9,988      $   392,086
      2001                                 -0-              -0-
      2002 through 2005                    -0-              -0-
      2006 through 2010                    601              571
      2011 and thereafter                  195              184
                                   ------------     ------------
                                      $ 10,784          392,841
                                   ============     ============

NOTE C - Other Investments

     The following is a summary of other investments:

                                                              December 31, 2000
                                           ---------------------------------------------------------
                                            Amortized     Unrealized     Unrealized        Fair
                                              Cost           Gains         Losses         Value
                                           ------------   ------------   ------------  -------------
Overnight Investments:
  Federal funds                              $ 318,736       $    -0-       $    -0-      $ 318,736
  Eurodollar time deposits                      40,000            -0-            -0-         40,000
Longer-Term Investments:
  Collateralized mortgage obligations            9,819            -0-            238          9,581
                                           ------------   ------------   ------------  -------------
                                             $ 368,555       $    -0-       $    238      $ 368,317
                                           ============   ============   ============  =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

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
                                           ============   ============   ============  =============

     The weighted average portfolio yields on other investments were 6.21% and 5.00% at December 31, 2000 and 1999, respectively. There were no sales of other investments during 2000, 1999, or 1998.

     At December 31, 2000, the other investments portfolio had maturities as follows:

                                      Amortized          Fair
      Maturity                           Cost            Value
      -------------------------    --------------   --------------
      2001                            $  358,736       $  358,736
      2002 through 2005                    2,892            2,851
      2006 through 2010                    3,201            3,160
      2011 and thereafter                  3,726            3,570
                                   --------------   --------------
                                      $  368,555       $  368,317
                                   ==============   ==============

NOTE  D - Purchased Mortgage-Backed Securities Available for Sale

     Purchased mortgage-backed securities available for sale are summarized as follows:

                                      December 31, 2000
                 -------------------------------------------------------------
                  Amortized       Unrealized      Unrealized        Fair
                     Cost           Gains           Losses          Value
                 -------------   -------------   -------------  --------------
     FNMA           $  30,195       $     352        $    122       $  30,425
     FHLMC             23,693             291             149          23,835
     GNMA              15,240             452              21          15,671
     Other                 31             -0-               2              29
                 -------------   -------------   -------------  --------------
                    $  69,159       $   1,095        $    294       $  69,960
                 =============   =============   =============  ==============

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
                 =============   =============   =============  ==============

     The weighted average portfolio yields on mortgage-backed securities available for sale were 8.98% and 8.95% at December 31, 2000, and 1999, respectively. There were no sales of securities from the mortgage-backed securities available for sale portfolio in 2000, 1999, or 1998.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

     At December 31, 2000, purchased mortgage-backed securities available for sale had contractual maturities as follows:

                                Amortized            Fair
     Maturity                      Cost              Value
     ---------------------    --------------    --------------
     2001 through 2005           $      327        $      325
     2006 through 2010                3,056             3,118
     2011 and thereafter             65,776            66,517
                              --------------    --------------
                                 $   69,159        $   69,960
                              ==============    ==============

NOTE E - Mortgage-Backed Securities Held to Maturity

     Mortgage-backed securities held to maturity are summarized as follows:

                                                                 December 31, 2000
                                          -------------------------------------------------------------
                                            Amortized      Unrealized      Unrealized         Fair
                                              Cost           Gains           Losses          Value
                                          --------------  -------------   -------------   -------------
  Purchased MBS held to maturity
  --------------------------------------
  FNMA                                      $   342,339      $   3,291       $   1,638     $   343,992
  FHLMC                                          21,397          1,543             -0-          22,940
  GNMA                                           21,807            788             -0-          22,595
                                          --------------  -------------   -------------   -------------
    Subtotal                                    385,543          5,622           1,638         389,527

  MBS with recourse held to maturity
  --------------------------------------
  FNMA                                        7,758,409         12,574          92,654       7,678,329
  REMICs                                     10,366,578         11,348          50,868      10,327,058
                                          --------------  -------------   -------------   -------------
    Subtotal                                 18,124,987         23,922         143,522      18,005,387
                                          --------------  -------------   -------------   -------------
    Total                                  $ 18,510,530      $  29,544       $ 145,160    $ 18,394,914
                                          ==============  =============   =============   =============

                                                               December 31, 1999
                                          -------------------------------------------------------------
                                            Amortized      Unrealized      Unrealized         Fair
                                              Cost           Gains           Losses          Value
                                          --------------  -------------   -------------   -------------
  Purchased MBS held to maturity
  --------------------------------------
  FNMA                                      $   380,291      $   1,351       $  10,542     $   371,100
  FHLMC                                          27,886          2,137             -0-          30,023
  GNMA                                           26,534          1,350             -0-          27,884
                                          --------------  -------------   -------------   -------------
    Subtotal                                    434,711          4,838          10,542         429,007

  MBS with recourse held to maturity
  --------------------------------------
  FNMA                                        3,910,416            -0-          51,320       3,859,096
  REMICs                                      7,237,485         10,103         145,899       7,101,689
                                          --------------  -------------   -------------   -------------
    Subtotal                                 11,147,901         10,103         197,219      10,960,785
                                          --------------  -------------   -------------   -------------
    Total                                 $ 11,582,612       $  14,941       $ 207,761    $ 11,389,792
                                          ==============  =============   =============   =============

     The weighted average portfolio yields on mortgage-backed securities held to maturity were 7.97% and 7.13% at December 31, 2000 and 1999, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2000, 1999, or 1998.

     At December 31, 2000, mortgage-backed securities held to maturity had contractual maturities as follows:

                                     Amortized           Fair
     Maturity                          Cost              Value
     ---------------------------   --------------    --------------
     2001 through 2005               $       16        $        17
     2006 through 2010                       215               219
     2011 and thereafter              18,510,299        18,394,678
                                   --------------    --------------
                                     $18,510,530       $18,394,914
                                   ==============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE  F - Loans Receivable

                                                                   December 31
                                                          -------------------------------
                                                              2000             1999
                                                          --------------  ---------------
  Loans collateralized primarily by first deeds of trust:
    One- to four-family dwelling units                      $31,353,927      $26,041,066
    Over four-family dwelling units                           2,444,832        1,979,199
    Commercial property                                          39,810           49,149
    Land                                                            347              612
                                                          --------------  ---------------
                                                             33,838,916       28,070,026
  Loans on savings accounts                                      21,429           20,107
                                                          --------------  ---------------
                                                              33,860,345      28,090,133
  Less:
    Undisbursed loan funds                                        6,703            5,022
    Unearned fees, (deferred costs), and discounts             (145,709)         (66,840)
    Allowance for loan losses                                   236,708          232,134
                                                          --------------  ---------------
                                                            $33,762,643      $27,919,817
                                                          ==============  ===============

     As of December 31, 2000, the Company had $550 million of second mortgages outstanding. The balance of the second mortgages is included in the table above in the one- to four-family dwelling units.

     In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2000 and 1999, the amount of loans sold with servicing retained by the Company was $2,899,079 and $3,093,642, respectively. At December 31, 2000 and 1999, the balance outstanding of loans sold with recourse amounted to $1,915,672 and $2,055,987, respectively.

     At December 31, 2000 and 1999, the Company had $128 million and $88 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market.

     During 1997, the Company desecuritized $856 million of MBS with recourse into adjustable rate mortgages which had a balance of $574 million at December 31, 2000. These adjustable rate mortgages were separately identified as "held to maturity" and the Company reclassified them on January 1, 2001 as "held for investment" as permitted under SFAS 133.

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following is a summary of capitalized mortgage servicing rights:

                                                                        Year Ended December 31
                                                                      ---------------------------
                                                                          2000           1999
                                                                       -----------    -----------
     Balance at January 1                                              $   37,295      $  28,635
     New capitalized mortgage servicing rights from loan sales              3,407         20,556
     Amortization of capitalized mortgage servicing rights                (12,344)       (11,896)
                                                                       -----------    -----------
     Balance at December 31                                            $   28,358     $   37,295
                                                                       ===========    ===========

     A summary of the changes in the allowance for loan losses is as follows:

                                                                         Year Ended December 31
                                                               --------------------------------------------
                                                                   2000           1999            1998
                                                                ------------   ------------   -------------
     Balance at January 1                                         $ 232,134      $ 244,466       $ 233,280
     Provision for (recovery of) loan losses
         charged to expense                                           9,195         (2,089)         11,260
     Transfer of allowance to reserve for losses on loans
         sold or securitized and retained                            (4,470)       (12,043)           -0-
     Less loans charged off                                            (623)           -0-          (1,387)
     Recoveries                                                         472          1,800           1,313
                                                                ------------   ------------   -------------
     Balance at December 31                                       $ 236,708      $ 232,134       $ 244,466
                                                                ============   ============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


     A summary of the changes in the reserve for losses on loans sold with recourse or securitized and retained, included in "Other liabilities," is as follows:

                                                                    Year Ended December 31
                                                          -------------------------------------------
                                                             2000           1999            1998
                                                          ------------   ------------   -------------
    Balance at January 1                                    $  15,572      $   2,256        $    886
    Initial recourse liability recognized at time of sale         168          1,273           1,370
    Net transfers from allowance for loan losses                4,470         12,043             -0-
                                                          ------------   ------------   -------------
    Balance at December 31                                  $  20,210      $  15,572        $  2,256
                                                          ============   ============   =============

    The following is a summary of impaired loans:
                                                       December 31
                                              -----------------------------
                                                  2000            1999
                                               ------------    ------------
    Nonperforming loans                          $ 231,155       $ 225,409
    Troubled debt restructured                       1,933          10,542
    Other impaired loans                            22,974          60,177
                                               ------------    ------------
                                                 $ 256,062       $ 296,128
                                               ============    ============

     The portion of the allowance for loan losses that was specifically provided for impaired loans was $4,036 and $9,443 at December 31, 2000 and 1999, respectively. The average recorded investment in total impaired loans was $264,895 and $328,029 during 2000 and 1999, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2000, 1999, and 1998 on the total of impaired loans at each yearend was $11,187 (2000), $13,912 (1999), and $17,265 (1998).


NOTE G - Interest Earned But Uncollected

                                                           December 31
                                                 ---------------------------------
                                                     2000               1999
                                                 --------------     --------------
    Loans receivable                                $  127,223         $   89,629
    Mortgage-backed securities                         109,021             70,120
    Interest rate swaps                                  3,210              3,911
    Other                                               36,852             11,691
                                                 --------------     --------------
                                                    $  276,306         $  175,351
                                                 ==============     ==============

NOTE  H - Premises and Equipment

                                                            December 31
                                                 -------------------------------
                                                      2000             1999
                                                 --------------   --------------
    Land                                            $   75,420       $   71,869
    Building and leasehold improvements                221,406          199,997
    Furniture, fixtures, and equipment                 216,431          190,749
                                                 --------------   --------------
                                                       513,257          462,615
    Accumulated depreciation and amortization          205,605          184,122
                                                 --------------   --------------
                                                    $  307,652       $  278,493
                                                 ==============   ==============

     Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

     The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2000, and which expire between 2001 and 2064, amounted to approximately $175,456. The approximate minimum payments during the five years ending 2005 are $20,836 (2001), $19,669 (2002), $17,616 (2003),
$14,866 (2004), and $13,306 (2005). Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $24,016 (2000), $22,233 (1999), and $20,350
(1998).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE I - Deposits

                                                                     December 31
                                               --------------------------------------------------------
                                                          2000                         1999
                                               ---------------------------  ---------------------------
                                                 Rate*         Amount         Rate*         Amount
                                               --------    --------------   ---------    --------------
Deposits by rate:
   Interest-bearing checking accounts              2.91%      $    74,598        3.06%     $   128,677
   Interest-bearing checking accounts swept
      into money market deposit accounts           3.33         3,059,928        3.50        3,206,240
   Passbook accounts                               1.53           451,228        1.77          484,132
   Money market deposit accounts                   4.21         3,534,786        4.32        5,869,963
   Term certificate accounts with original
     maturities of:
     4 weeks to 1 year                             6.19        12,325,768        5.11        8,554,573
     1 to 2 years                                  6.06         7,275,219        4.99        5,947,712
     2 to 3 years                                  5.76         1,367,147        5.26        1,349,180
     3 to 4 years                                  5.80           453,974        5.29          368,540
     4 years and over                              5.99           675,120        5.58          582,275
   Retail jumbo CDs                                5.82           644,962        4.98          623,286
   Wholesale CDs                                   6.61           185,000        5.82          600,000
   All other                                       6.88               189        7.23              332
                                                            --------------               --------------
                                                              $30,047,919                  $27,714,910
                                                            ==============               ==============

* Weighted average interest rate including the impact of interest rate swaps.

                                                         December 31
                                      ----------------------------------------------------
                                                 2000                        1999
                                      ------------------------    ------------------------
                                       Rate*        Amount        Rate*         Amount
                                      --------   -------------    -------    -------------
    Deposits by remaining maturity
     at yearend:
        No contractual maturity          3.65%   $  7,120,540       3.91%    $  9,689,012
        Maturity within one year         6.10      20,723,095       5.08       15,950,523
        1 to 5 years                     6.11       2,172,557       5.40        2,046,256
        Over 5 years                     5.40          31,727       4.99           29,119
                                                 -------------               -------------
                                                 $ 30,047,919                $ 27,714,910
                                                 =============               =============

* Weighted average interest rate including the impact of interest rate swaps.

At December 31, the weighted average cost of deposits was 5.52% (2000) and 4.69%
(1999).

Interest expense on deposits is summarized as follows:

                                                                   Year Ended December 31
                                                   -------------------------------------------------
                                                       2000              1999             1998
                                                   --------------   ---------------   --------------
     Interest-bearing checking accounts              $     2,946       $     2,433      $     1,184
     Interest-bearing checking accounts swept
          into money market deposit accounts             109,492           108,577           70,403
     Passbook accounts                                     8,837            11,761           14,027
     Money market deposit accounts                       201,265           267,775          186,742
     Term certificate accounts                         1,171,907           859,818        1,012,987
                                                   --------------   ---------------   --------------
                                                     $ 1,494,447       $ 1,250,364      $ 1,285,343
                                                   ==============   ===============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE  J - Advances from Federal Home Loan Banks

     Advances are secured by pledges of $22,817,853 of certain loans and MBS-REMIC principal, capital stock of the Federal Home Loan Banks, and other MBS with a market value of $1,575,177. These borrowings have maturities and interest rates as follows:

                       December 31, 2000
     -----------------------------------------------------

                                                 Stated
     Maturity                     Amount          Rate
     ------------------       --------------   ----------
     2001                       $  4,632,945         6.63%
     2002                          5,046,172         6.71
     2003                          6,816,453         6.63
     2004                          1,026,246         6.70
     2005                          1,521,235         6.54
     2006 and thereafter             688,746         6.74
                               --------------
                                $ 19,731,797
                               ==============


                      December 31, 1999
     -----------------------------------------------------

                                                 Stated
     Maturity                     Amount          Rate
     ------------------        --------------   ----------
     2000                        $ 2,344,443         5.56%
     2001                          2,526,428         5.78
     2002                            740,419         6.09
     2003                          2,111,286         5.43
     2004                             21,600         6.58
     2005 and thereafter           1,171,042         5.57
                               --------------
                                 $ 8,915,218
                               ==============

     At December 31, the weighted average adjusted interest rate was 6.65%
(2000) and 5.64% (1999). These borrowings averaged $14,761,217 (2000) and
$6,943,505 (1999) and the maximum outstanding at any monthend was $19,731,797
(2000) and $8,915,218 (1999). Of the advances outstanding at December 31, 2000, $18.0 billion were tied to a LIBOR index and were scheduled to reprice within 90 days.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE  K - Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $948,664 and $1,120,661 at December 31, 2000 and 1999, respectively.

                     December 31, 2000
   ----------------------------------------------------

                                               Stated
   Maturity                      Amount         Rate
   ------------------------   -------------   ---------
   2001                          $ 657,274        6.52%
   2002                            200,000        6.71
                              -------------
                                 $ 857,274
                              =============


                     December 31, 1999
   ----------------------------------------------------

                                               Stated
   Maturity                      Amount         Rate
   ------------------------   -------------   ---------
   2000                        $ 1,001,133        5.43%
   2001                             44,043        6.15
                              -------------
                               $ 1,045,176
                              =============

     At December 31, these liabilities had a weighted average adjusted interest rate of 6.56% (2000) and 5.46% (1999). These borrowings averaged $966,255 (2000)
and $909,329 (1999) and the weighted average interest rate on these averages was 5.99% for 2000 and 5.22% for 1999. The maximum outstanding at any monthend was $1,160,536 (2000) and $1,291,128 (1999). At the end of 2000 and 1999, all of the
agreements to repurchase with brokers/dealers were to reacquire the same securities.

NOTE L - Subordinated Notes

                                                                 December 31
                                                         ----------------------------
                                                            2000             1999
                                                         -----------      -----------
       Golden West Financial Corporation
       subordinated notes, unsecured, due from
       2002 to 2003, at coupon rates of 6.00%
       to 8.375%, net of unamortized discount
       of $1,209 (2000) and $2,050 (1999)                  $598,791         $812,950
                                                         ===========      ===========

     At December 31, subordinated notes had a weighted average interest rate of 7.17% (2000) and 7.63% (1999). At December 31, 2000, subordinated notes had maturities and interest rates as follows:

      Maturity            Rate*          Amount
      ----------------  ----------    --------------
      2002                   7.70%       $  399,281
      2003                   6.10           199,510
                                      --------------
                                         $  598,791
                                      ==============

     *Weighted average interest rate.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE M - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.

                                          Year Ended December 31
                              -----------------------------------------------
                                  2000            1999             1998
                              --------------  --------------   --------------
  Federal income tax:
     Current                     $  218,874      $  228,292       $  225,271
     Deferred                        65,261          19,153            6,052
   State tax:
     Current                         34,449          30,689           55,627
     Deferred                        13,571           4,616            5,127
                              --------------  --------------   --------------
                                 $  332,155      $  282,750       $  292,077
                              ==============  ==============   ==============

     The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are as follows:

                                       December 31
                              ------------------------------
                                   2000            1999
                              --------------  --------------
    Federal income tax           $  294,748      $  185,043
    State tax                        72,105          53,882


     The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                December 31
                                                      --------------------------------
                                                          2000               1999
                                                       ------------       ------------
 Deferred tax liabilities:
   Loan fees and interest income                         $ 186,900          $ 118,987
   Unrealized gains on debt and equity securities          150,176            103,254
   FHLB stock dividends                                    120,550            101,675
   Depreciation                                             17,187             16,435
   Bad debt reserve                                         17,084             20,662
   Other deferred tax liabilities                               28                 27
                                                       ------------       ------------

 Gross deferred tax liabilities                            491,925            361,040

 Deferred tax assets:
   Provision for losses on loans                            98,068             93,509
   State taxes                                              14,946             16,626
   Other deferred tax assets                                12,058             11,980
                                                       ------------       ------------

 Gross deferred tax assets                                 125,072            122,115
                                                       ------------       ------------

 Net deferred tax liability                              $ 366,853          $ 238,925
                                                       ============       ============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


     A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                           Year Ended December 31
                             ------------------------------------------------------------------------------------
                                       2000                         1999                         1998
                             --------------------------   --------------------------   --------------------------
                                              Percent                      Percent                      Percent
                                                of                           of                           of
                                              Pretax                       Pretax                       Pretax
                               Amount         Income         Amount        Income         Amount        Income
                              -----------   -----------    -----------   -----------    -----------   -----------
Computed standard
  corporate tax expense        $ 307,281         35.0%     $  266,955        35.0%      $  258,709        35.0%
Increases (reductions) in
  taxes resulting from:
  State tax, net of federal
    income tax benefit            36,579          4.2          33,877         4.5           42,504         5.7
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (9,309)        (1.1)         (8,953)       (1.2)          (7,754)       (1.0)
  Other                           (2,396)         (.3)         (9,129)       (1.2)          (1,382)        (.2)
                              -----------   -----------    -----------   -----------    -----------   -----------
                               $ 332,155         37.8%     $  282,750        37.1%      $  292,077        39.5%
                              ===========   ===========    ===========   ===========    ===========   ===========

     In accordance with Financial Accounting Standards Board Pronouncement 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2000 and 1999, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2000 and 1999, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE N - Stockholders' Equity

     The Company's Board of Directors, through four separate actions beginning in 1993, authorized the purchase by the Company of up to 44.7 million shares of Golden West's common stock. As of December 31, 2000, 42,897,148 of such shares had been repurchased and retired at a cost of $915 million since October 28, 1993. During 2000, 3,673,300 of the shares were purchased and retired at a cost of $109 million.

     In November 1999, the Company's Board of Directors authorized a three-for-one stock split of the outstanding common stock of the Company by declaring a 200 percent stock dividend. The stock split became effective on December 10, 1999. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts have been restated to reflect the stock split.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)

NOTE O - Earnings Per Share

     The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. Basic EPS is calculated by dividing net earnings for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

     The following is a summary of the calculation of basic and diluted EPS:

                                                                     Year Ended December 31
                                                         ------------------------------------------------
                                                            2000              1999             1998
                                                        --------------    --------------   --------------

 Earnings before extraordinary item                        $  545,791      $    479,979      $   447,091

 Extraordinary item                                               -0-               -0-          (12,511)
                                                        --------------    --------------   --------------
 Net earnings                                              $  545,791      $    479,979          434,580
                                                        ==============    ==============   ==============

 Weighted average shares                                  158,559,273       165,767,526      171,731,268
   Add: Options outstanding at yearend                      6,271,425         5,650,829        5,086,890
   Less: Shares assumed purchased back with
          proceeds from the exercise of options             4,552,701         4,466,889        3,356,223
                                                        --------------    --------------   --------------
 Diluted average shares outstanding                       160,277,997       166,951,466      173,461,935
                                                        ==============    ==============   ==============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before
   extraordinary item                                      $     3.44      $       2.90      $      2.60
 Extraordinary item                                              0.00              0.00             (.07)
                                                        --------------    --------------   --------------
 Basic earnings per share                                  $     3.44      $       2.90      $      2.53
                                                        ==============    ==============   ==============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before
   extraordinary item                                      $     3.41      $       2.87      $      2.58
 Extraordinary item                                              0.00              0.00             (.07)
                                                        --------------    --------------   --------------
 Diluted earnings per share                                $     3.41      $       2.87      $      2.51
                                                        ==============    ==============   ==============

NOTE P - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 21 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available to be granted under options amounted to 4,002,650 (2000), 5,348,250 (1999), and 7,420,650 (1998).
Outstanding options at December 31, 2000, were held by 491 employees and had expiration dates ranging from December 2, 2001, to December 18, 2010.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


     The following table sets forth the range of exercise prices on outstanding options at December 31, 2000:

                                            Weighted             Weighted
                                             Average              Average
     Range of            Number of          Exercise             Remaining
  Exercise Price          Options             Price          Contractual Life
-------------------    --------------   ------------------   ------------------
 $11.67 - $15.33         1,624,250           $ 13.03              2.9 years
 $17.42 - $17.83           580,400             17.67              5.2 years
 $27.60 - $30.83         2,845,525             29.89              8.5 years
 $31.58 - $38.75         1,207,750             31.66              8.7 years
 $47.94 - $57.75            13,500             53.40              9.1 years
                       --------------
                         6,271,425
                       ==============

     All of the options in the range from $11.67 to $17.83 are exercisable. Of the options in the range from $27.60 to $30.83, 613,675 are exercisable. None of the options in the range $31.58 to $57.75 are exercisable.

     A summary of the transactions of the stock option plan follows:

                                                            Average
                                                           Exercise
                                                           Price per
                                           Shares            Share
                                        -------------     ------------
  Outstanding, January 1, 1998             6,629,250         $  10.20
    Granted                                  863,550            27.62
    Exercised                             (2,382,960)            7.44
    Canceled                                 (22,950)           27.60
                                        -------------     ------------
  Outstanding, December 31, 1998           5,086,890         $  14.37
    Granted                                2,177,850            31.27
    Exercised                             (1,508,461)            8.44
    Canceled                                (105,450)           30.37
                                        -------------     ------------
  Outstanding, December 31, 1999           5,650,829         $  22.17
    Granted                                1,375,150            30.59
    Exercised                               (725,004)           15.21
    Canceled                                 (29,550)           30.25
                                        -------------     ------------
  Outstanding, December 31, 2000           6,271,425         $  24.78
                                        =============     ============

     At December 31, options exercisable amounted to 2,818,325 (2000), 2,736,929
(1999), and 4,237,290 (1998).

     The weighted-average fair value per share of options granted during 2000 was $8.88 per share, $9.93 per share for those granted during 1999, and $7.77 per share for those granted during 1998. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 1.1% (2000) and 0.9% (1999 and 1998); expected volatility of 25% (2000), 23%
(1999) and 24% (1998); expected lives of 5.3 years for all years; and risk-free interest rates of 4.97% (2000), 6.28% (1999) and 4.54% (1998).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


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

                                          Year Ended December 31
                                 -----------------------------------------
                                    2000           1999           1998
                                 ------------   -----------    -----------
Net income
  As reported                      $ 545,791     $ 479,979      $ 434,580
  Pro forma                          539,802       477,235        432,661
Basic earnings per share
  As reported                      $    3.44     $    2.90      $    2.53
  Pro forma                             3.40          2.88           2.52
Diluted earning per share
  As reported                      $    3.41     $    2.87      $    2.51
  Pro forma                             3.37          2.86           2.49

NOTE Q - Financial Instruments with Off-Balance-Sheet Risk and Concentrations of
         Credit Risk

     As of December 31, 2000, the balance of the Company's loans receivable and MBS with recourse held to maturity was $52 billion. Of that $52 billion balance, 32% were Northern California loans, 31% were Southern California loans, 5% were Florida loans, 4% were Texas loans, 4% were New Jersey loans, 3% were Washington loans, 3% were Illinois loans, 3% were Colorado loans, 2% were Arizona loans and 2% were Pennsylvania loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

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

     Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 2000 and 1999, was $596 million and $594 million, respectively. Most of these commitments were for adjustable rate mortgages.

     The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2000 or 1999.

     Interest rate swaps are utilized to limit the Company's sensitivity to interest rate changes. The Company is exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the other parties.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE R - Interest Rate Swaps

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

     The information presented below is based on interest rates at December 31, 2000. To the extent that rates change, variable interest rate information will change.

     The following table illustrates the maturities and weighted average rates as of December 31, 2000 for interest rate swaps held by the Company by product type.

                         Maturities of Interest Rate Swaps at December 31, 2000
---------------------------------------------------------------------------------------------------------
                                                       Maturity
                                   --------------------------------------------------        Balance at
                                       2001          2002         2003         2004       December 31, 2000
                                   ------------   -----------  -----------  -----------   -----------------
Receive fixed generic swaps:
  Notional amount                    $ 114,401     $  11,500    $  91,300    $     -0-        $ 217,201
  Weighted average receive rate          6.35%         6.52%        6.39%        0.00%            6.37%
  Weighted average pay rate              6.77%         6.67%        6.86%        0.00%            6.80%
Pay fixed generic swaps:
  Notional amount                    $  96,495     $ 305,000    $ 212,000    $ 103,600        $ 717,095
  Weighted average receive rate          6.83%         6.76%        6.80%        6.78%            6.78%
  Weighted average pay rate              8.13%         7.54%        6.26%        6.65%            7.11%

                                     ----------   -----------  -----------  -----------     ------------
 Total notional value                $ 210,896     $ 316,500    $ 303,300    $ 103,600        $ 934,296
                                     ==========   ===========  ===========  ===========     ============

 Total weighted average rate on swaps:
    Receive rate                          6.57%         6.75%        6.68%        6.78%            6.69%
                                      ==========   ===========  ===========  ===========     ============
    Pay rate                              7.39%         7.51%        6.44%        6.65%            7.04%
                                      ==========   ===========  ===========  ===========     ============

     During 2000, the range of floating interest rates received on swap contracts was 5.68% to 7.11% and the range of floating interest rates paid on swap contracts was 6.00% to 6.87%. The range of fixed interest rates received on swap contracts was 5.50% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

     Activity in interest rate swaps is summarized as follows:

                           Interest Rate Swap Activity
              For the years ended December 31, 2000, 1999, and 1998
                         (Notional amounts in millions)

                                   Receive         Pay
                                    Fixed         Fixed
                                    Swaps         Swaps
                                 ------------  ------------
Balance, January 1, 1998            $  1,679      $  1,108
  Maturities                          (1,167)        (209)
                                 ------------  ------------
Balance, December 31, 1998               512           899
  Additions                               80           -0-
  Maturities                            (329)         (172)
                                 ------------  ------------
Balance, December 31, 1999               263           727
  Maturities                             (46)          (10)
                                 ------------  ------------
Balance, December 31, 2000          $    217      $    717
                                 ============  ============

     Interest rate swap activity decreased net interest income by $4 million, $11 million, and $9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


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

     The values presented are based upon information as of December 31, 2000 and 1999, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


     The table below discloses the carrying value and the fair value of Golden West's financial instruments as of December 31.

                                                                           December 31
                                                 ----------------------------------------------------------------
                                                              2000                             1999
                                                 -------------------------------  -------------------------------
                                                   Carrying         Estimated       Carrying         Estimated
                                                    Amount         Fair Value        Amount         Fair Value
                                                 --------------   --------------  --------------   --------------
Financial Assets:
  Cash                                             $   350,430      $   350,430     $   333,793      $   333,793
  Securities available for sale                        392,841          392,841         319,444          319,444
  Other investments                                    368,555          368,317         467,156          466,086
  Mortgage-backed securities available for sale         69,960           69,960          79,009           79,009
  Mortgage-backed securities held to maturity       18,510,530       18,394,914      11,582,612       11,389,792
  Loans receivable                                  33,762,643       33,830,104      27,919,817       27,877,258
  Interest earned but uncollected                      276,306          276,306         175,351          175,351
  Investment in capital stock of Federal Home
    Loan Banks                                       1,067,800        1,067,800         541,013          541,013
  Capitalized mortgage servicing rights                 28,358           58,162          37,295           56,785

Financial Liabilities:
  Deposits                                          30,047,919       30,158,096      27,714,910       27,762,116
  Advances from Federal Home Loan Banks             19,731,797       19,897,503       8,915,218        8,878,027
  Securities sold under agreements to
    repurchase                                         857,274          857,430       1,045,176        1,042,395
  Subordinated notes                                   598,791          601,094         812,950          812,545

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                          -----------------------------------------------------------------------------------------
                                                                December 31
                          -----------------------------------------------------------------------------------------
                                             2000                                          1999
                          -------------------------------------------   -------------------------------------------
                                                            Net                                           Net
                          Unrealized     Unrealized      Unrealized     Unrealized     Unrealized      Unrealized
                             Gains         Losses       Gain (Loss)        Gains         Losses       Gain (Loss)
                          ------------   ------------   -------------   ------------   ------------   -------------
Interest rate swaps:
  Receive fixed              $  1,156       $     28       $   1,128      $     70       $  2,106       $  (2,036)
  Pay fixed                       174         11,205         (11,031)        7,039          6,880             159
Loan commitments                7,552            -0-           7,552         5,962            -0-           5,962
                          ------------   ------------   -------------   ------------   ------------   -------------
  Total                      $  8,882       $ 11,233       $  (2,351)     $ 13,071       $  8,986       $   4,085
                          ============   ============   =============   ============   ============   =============


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE T - Parent Company Financial Information

Statement of Net Earnings
-------------------------

                                                           Year Ended December 31
                                               --------------------------------------------
                                                  2000            1999            1998
                                               ------------    ------------   -------------
    Revenues:
      Investment income                          $  31,306       $  42,580       $  71,480
      Insurance commissions                          1,389           1,453           1,298
      Other                                            -0-             -0-               5
                                               ------------    ------------   -------------
                                                    32,695          44,033          72,783
    Expenses:
      Interest                                      54,119          60,358          69,549
      General and administrative                     4,617           4,338           3,826
                                               ------------    ------------   -------------
                                                    58,736          64,696          73,375
                                               ------------    ------------   -------------
    Loss before earnings of subsidiaries
      and income tax credit                        (26,041)        (20,663)           (592)

    Income tax credit                               10,140           8,091           1,122

    Earnings of subsidiaries before
      extraordinary item                           561,692         492,551         446,561
                                               ------------    ------------   -------------

    Earnings before Extraordinary Item             545,791         479,979         447,091
    Extraordinary item                                 -0-             -0-         (12,511)
                                               ------------    ------------   -------------
         Net Earnings                            $ 545,791       $ 479,979       $ 434,580
                                               ============    ============   =============


Statement of Financial Condition
--------------------------------

                                            Assets
                                            ------
                                                                    December 31
                                                          --------------------------------
                                                              2000              1999
                                                          --------------    --------------
  Cash                                                      $     4,255       $     6,675
  Securities available for sale                                   3,246             3,651
  Overnight note receivable from subsidiary                     279,012             3,962
  Other investments                                                  97           147,095
  Notes receivable from subsidiary                                  -0-           600,000
  Subordinated note receivable from subsidiary                  100,000               -0-
  Other assets                                                   20,014            22,711
  Investment in subsidiaries                                  3,894,618         3,242,576
                                                          ---------------   --------------
                                                            $ 4,301,242       $ 4,026,670
                                                          ===============   ==============

                             Liabilities and Stockholders' Equity
                             ------------------------------------

  Other liabilities                                          $    15,164      $    18,866
  Subordinated notes, net                                        598,791          812,950
  Stockholders' equity                                         3,687,287        3,194,854
                                                           --------------   --------------
                                                             $ 4,301,242      $ 4,026,670
                                                           ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE T- Parent Company Financial Information (Continued)

Statement of Cash Flows
-----------------------

                                                                        Year Ended December 31
                                                               ------------------------------------------
                                                                   2000          1999           1998
                                                               -------------  ------------   ------------
   Cash flows from operating activities:
     Net earnings                                              $    545,791   $   479,979     $  434,580
     Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Earnings of subsidiaries before extraordinary item          (561,692)     (492,551)      (446,561)
       Extraordinary item                                               -0-           -0-         21,152
       Amortization of discount on subordinated notes                   841         1,015          1,144
       Other, net                                                     4,114        10,388         (6,618)
                                                               -------------  ------------   ------------
        Net cash provided by (used in) operating activities          (10,946)       (1,169)         3,697

   Cash flows from investing activities:
     Loans purchased from subsidiary                                    -0-           -0-       (317,520)
     Capital contributed to subsidiaries                            (20,000)         (117)      (171,007)
     Dividends received from subsidiaries                             4,746       228,267        731,215
     Purchases of securities available for sale                         (44)          (17)           (15)
     Sales of securities available for sale                             -0-           -0-         73,648
     Matured securities available for sale                               31             1            -0-
     Decrease (increase) in overnight notes receivable
       from subsidiary                                             (275,050)       69,015          3,169
     Decrease (increase) in other investments                       146,998      (147,005)       179,997
     Issuances of notes receivable from subsidiary                      -0-      (600,000)      (200,000)
     Issuance of subordinated note receivable
       from subsidiary                                             (100,000)         -0-             -0-
     Repayments of notes receivable from subsidiary                 600,000       800,000            -0-
                                                               -------------  ------------   ------------
       Net cash provided by investing activities                    356,681       350,144        299,487

   Cash flows from financing activities:
     Repayment of subordinated notes                               (215,000)         -0-        (200,000)
     Dividends on common stock                                      (34,882)      (31,903)       (29,488)
     Exercise of stock options                                       11,024        12,725         17,738
     Purchase and retirement of Company stock                      (109,297)     (345,059)       (80,323)
                                                               -------------  ------------   ------------
       Net cash used in financing activities                       (348,155)     (364,237)      (292,073)

   Net increase (decrease) in cash                                   (2,420)      (15,262)        11,111
   Cash at beginning of period                                        6,675        21,937         10,826
                                                               -------------  ------------   ------------
   Cash at end of period                                       $      4,255     $   6,675     $   21,937
                                                               =============  ============   ============

   Supplemental cash flow information:
     Loans contributed to subsidiary                           $        -0-     $    -0-      $  317,520


               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2000, 1999, and 1998
                 (Dollars in thousands except per share figures)


NOTE U - Selected Quarterly Financial Data (Unaudited)

                                                                           2000
                                              ----------------------------------------------------------------
                                                                       Quarter Ended
                                              ----------------------------------------------------------------
                                                March 31         June 30        September 30     December 31
                                             ---------------   -------------   ---------------  --------------
    Interest income                              $  792,554      $  892,392       $ 1,014,434     $ 1,097,160
    Interest expense                                522,923         611,865           726,522         784,062
                                             ---------------   -------------   ---------------  --------------

    Net interest income                             269,631         280,527           287,912         313,098

    Provision for loan losses                           969           3,842             1,106           3,278
    Noninterest income                               33,491          39,925            41,376          46,028
    Noninterest expense                              99,960         102,387           107,136         115,364
                                             ---------------   -------------   ---------------  --------------

    Earnings before taxes on income                 202,193         214,223           221,046         240,484
    Taxes on income                                  76,259          80,961            83,643          91,292
                                             ---------------   -------------   ---------------  --------------

    Net earnings                                 $  125,934      $  133,262       $   137,403      $  149,192
                                             ===============   =============   ===============  ==============

    Basic earnings per share                     $      .79      $      .84       $      .87       $      .94
                                             ===============   =============   ===============  ==============

    Diluted earnings per share                   $      .78      $      .84       $      .86       $      .93
                                             ===============   =============   ===============  ==============

    Cash dividends per share                     $    .0525      $    .0525       $    .0525       $    .0625
                                             ===============   =============   ===============  ==============

                                                                           1999
                                              ----------------------------------------------------------------
                                                                       Quarter Ended
                                              ----------------------------------------------------------------
                                               March 31          June 30       September 30      December 31
                                             --------------   --------------   --------------   --------------
   Interest income                              $  694,961       $  685,298       $  702,253       $  743,333
   Interest expense                                444,260          436,792          450,289          491,019
                                             --------------   --------------   --------------   --------------

   Net interest income                             250,701          248,506          251,964          252,314

   Provision for (recovery of) loan losses             574             (727)          (1,253)            (683)
   Noninterest income                               35,299           42,548           31,438           34,017
   Noninterest expense                              93,046           96,026           96,047          101,028
                                             --------------   --------------   --------------   --------------

   Earnings before taxes on income                 192,380          195,755          188,608          185,986
   Taxes on income                                  72,012           73,368           70,537           66,833
                                             --------------   --------------   --------------   --------------

   Net earnings                                 $  120,368       $  122,387       $  118,071       $  119,153
                                             ==============   ==============   ==============   ==============

   Basic earnings per share                     $      .71       $      .73       $      .72       $      .74
                                             ==============   ==============   ==============   ==============

   Diluted earnings per share                   $      .70       $      .72       $      .71       $      .73
                                             ==============   ==============   ==============   ==============

   Cash dividends per share                     $    .0467       $    .0467       $    .0467       $    .0525
                                             ==============   ==============   ==============   ==============