Form 10-Q
period 2001-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2001-05-10
CIK 42293

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


                          Commission file number 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated Pursuant to the Laws of Delaware State


                             -----------------------


        Internal Revenue Service - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                             -----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     The number of shares outstanding of the registrant's common stock as of
                                April 30, 2001:

                       Common Stock -- 158,663,132 shares.




================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION


                                TABLE OF CONTENTS


                                                                                                          Page No.
PART I - FINANCIAL INFORMATION                                                                            --------
------------------------------
     Item 1.   Financial Statements

               Consolidated Statement of Financial Condition -
                   March 31, 2001 and 2000 and December 31, 2000.................................................1

               Consolidated Statement of Net Earnings -
                   For the three months ended March 31, 2001 and 2000............................................2

               Consolidated Statement of Cash Flows -
                   For the three months ended March 31, 2001 and 2000............................................3

               Consolidated Statement of Stockholders' Equity -
                   For the three months ended March 31, 2001 and 2000............................................5

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation..............6
               New Accounting Pronouncements.....................................................................7
               Financial Highlights..............................................................................8
               Financial Condition..............................................................................10
               Cash and Investments.............................................................................12
               Loans Receivable and Mortgage-Backed Securities..................................................12
               Mortgage Servicing Rights........................................................................18
               Asset Quality....................................................................................19
               Deposits.........................................................................................21
               Advances from Federal Home Loan Banks............................................................22
               Securities Sold Under Agreements to Repurchase...................................................23
               Other Borrowings.................................................................................23
               Stockholders' Equity.............................................................................23
               Regulatory Capital...............................................................................24
               Results of Operations............................................................................26
               Liquidity and Capital Resources..................................................................31

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................32

PART II - OTHER INFORMATION
---------------------------

     Item 4.   Submission of Matters to a Vote of Security Holders..............................................32
     Item 6.    Exhibits and Reports on Form 8-K................................................................33

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three-month periods have been included. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)

                                                                           March 31          December 31       March 31
                                                                             2001               2000             2000
                                                                         -------------      --------------   -------------
                                                                         (Unaudited)                         (Unaudited)
                                                                         -------------                       -------------
Assets
  Cash                                                                    $   363,672        $    350,430     $   277,667
  Securities available for sale at fair value                                 369,690             392,841         455,709
  Other investments at cost                                                   199,873             368,555       1,088,499
  Purchased mortgage-backed securities available for sale                     105,867              69,960          74,745
  Purchased mortgage-backed securities held to maturity                       369,268             385,543         423,160
  Mortgage-backed securities with recourse held to maturity                20,003,219          18,124,987      10,952,263
  Loans receivable                                                         32,825,480          33,762,643      30,432,413
  Interest earned but uncollected                                             276,699             276,306         190,986
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         1,084,264           1,067,800         671,056
  Foreclosed real estate                                                        7,284               8,261          11,214
  Premises and equipment--at cost less accumulated depreciation               310,216             307,652         289,047
  Other assets                                                                816,477             588,991         769,481
                                                                         -------------      --------------   -------------
                                                                         $ 56,732,009        $ 55,703,969    $ 45,636,240
                                                                         =============      ==============   =============
Liabilities and Stockholders' Equity
  Deposits                                                               $ 31,356,959        $ 30,047,919    $ 27,974,252
  Advances from Federal Home Loan Banks                                    18,936,789          19,731,797      12,224,073
  Securities sold under agreements to repurchase                              854,507             857,274         867,049
  Federal funds purchased                                                     270,000                 -0-             -0-
  Subordinated notes--net of discount                                         598,968             598,791         713,167
  Taxes on income                                                             520,224             432,207         344,296
  Other liabilities                                                           358,445             348,694         300,739
  Stockholders' equity                                                      3,836,117           3,687,287       3,212,664
                                                                         -------------      --------------   -------------
                                                                         $ 56,732,009        $ 55,703,969    $ 45,636,240
                                                                         =============      ==============   =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                              Three Months Ended
                                                                  March 31
                                                          --------------------------
                                                            2001            2000
                                                          ----------     -----------
Interest Income
    Interest on loans                                    $  704,824      $  537,087
    Interest on mortgage-backed securities                  365,597         211,317
    Interest and dividends on investments                    63,762          44,150
                                                          ----------     -----------
                                                          1,134,183         792,554
Interest Expense
    Interest on deposits                                    430,748         340,010
    Interest on advances                                    293,436         144,490
    Interest on repurchase agreements                        17,689          16,664
    Interest on other borrowings                             29,715          21,759
                                                          ----------     -----------
                                                            771,588         522,923
                                                          ----------     -----------
Net Interest Income                                         362,595         269,631
Provision for loan losses                                     3,183             969
                                                          ----------     -----------
Net Interest Income after Provision
    for Loan Losses                                         359,412         268,662
Noninterest Income
    Fees                                                     31,312          16,242
    Gain on the sale of securities and loans                  5,877           1,438
    Change in fair value of derivatives                      (7,502)           -0-
    Other                                                    13,636          15,811
                                                          ----------     -----------
                                                             43,323          33,491
Noninterest Expense
    General and administrative:
        Personnel                                            68,196          57,280
        Occupancy                                            19,809          17,058
        Deposit insurance                                     1,386           1,412
        Advertising                                           1,877           2,174
        Other                                                26,149          22,036
                                                          ----------     -----------
                                                            117,417          99,960
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                  285,318         202,193
    Taxes on Income                                         109,239          76,259
                                                          ----------     -----------
Income before Cumulative Effect of Accounting Change        176,079         125,934
Cumulative effect of accounting change, net of tax           (6,018)            -0-
                                                          ----------     -----------
Net Earnings                                             $  170,061      $  125,934
                                                          ==========     ===========

Basic Earnings Per Share before
    Cumulative Effect of Accounting Change               $     1.11      $      .79
Cumulative effect of accounting change, net of tax             (.04)            .00
                                                          ----------     -----------
Basic Earnings Per Share                                 $     1.07      $      .79
                                                          ==========     ===========

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change               $     1.10      $      .78
Cumulative effect of accounting change, net of tax             (.04)            .00
                                                          ----------     -----------
Diluted Earnings Per Share                               $     1.06      $      .78
                                                          ==========     ===========

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Three Months Ended
                                                                     March 31
                                                            ----------------------------
                                                               2001            2000
                                                            ------------    ------------
Cash Flows from Operating Activities
  Net earnings                                              $   170,061     $   125,934
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Provision for loan losses                                     3,183             969
    Amortization of loan (fees), costs, and (discounts)           4,814             971
    Depreciation and amortization                                 8,295           7,034
    Loans originated for sale                                  (222,192)        (54,746)
    Sales of loans                                              274,572          72,509
    Increase in interest earned but uncollected                    (342)        (14,958)
    Federal Home Loan Bank stock dividends                      (17,108)         (8,457)
    Increase in other assets                                   (227,486)       (334,719)
    Increase in accounts payable and accrued expenses             7,720         117,355
    Increase in taxes on income                                  96,796          76,031
    Other, net                                                   (7,921)         (1,434)
                                                            ------------    ------------
      Net cash provided by (used in) operating activities        90,392         (13,511)

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio           (3,571,818)     (3,711,665)
    Real estate loans purchased                                     -0-            (185)
    Other, net                                                  (73,975)        (43,346)
                                                            ------------    ------------
                                                             (3,645,793)     (3,755,196)
  Real estate loan principal payments:
    Monthly payments                                            119,049         140,453
    Payoffs, net of foreclosures                              1,513,365         796,793
                                                            ------------    ------------
                                                              1,632,414         937,246

  Purchase of mortgage-backed securities                        (38,463)            -0-
  Repayments of mortgage-backed securities                    1,033,126         485,476
  Proceeds from sales of real estate                              9,519          12,811
  Increase in securities available for sale                         (13)       (152,003)
  Decrease (increase) in other investments                      168,682        (621,343)
  Purchases of Federal Home Loan Bank stock                         -0-        (122,263)
  Redemptions of Federal Home Loan Bank stock                       593             -0-
  Additions to premises and equipment                           (10,805)        (18,404)
                                                            ------------    ------------
    Net cash used in investing activities                      (850,740)     (3,233,676)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Three Months Ended
                                                                  March 31
                                                          --------------------------
                                                             2001           2000
                                                          -----------    -----------
Cash Flows from Financing Activities
  Net increase in deposits                               $ 1,309,040    $   259,342
  Additions to Federal Home Loan Bank advances               413,690      4,116,650
  Repayments of Federal Home Loan Bank advances           (1,208,698)      (807,795)
  Proceeds from agreements to repurchase securities        2,300,957        706,987
  Repayments of agreements to repurchase securities       (2,303,724)      (885,114)
  Increase in federal funds purchased                        270,000            -0-
  Repayment of subordinated debt                                 -0-       (100,000)
  Dividends on common stock                                   (9,904)        (8,406)
  Exercise of stock options                                    2,229          1,187
  Purchase and retirement of Company stock                       -0-        (91,790)
                                                          -----------    -----------
    Net cash provided by financing activities                773,590      3,191,061
                                                          -----------    -----------
Net Increase (Decrease) in Cash                               13,242        (56,126)
Cash at beginning of period                                  350,430        333,793
                                                          -----------    -----------
Cash at end of period                                     $  363,672     $  277,667
                                                          ===========    ===========

Supplemental cash flow information:
  Cash paid for:
    Interest                                              $  789,397     $  487,535
    Income taxes                                               8,756            347
  Cash received for interest and dividends                 1,133,790        766,919
  Noncash investing activities:
    Loans converted from adjustable rate to
        fixed-rate                                            11,996          8,021
    Loans transferred to foreclosed real estate                7,900         11,730
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                     2,995,949        312,700

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                            For the Three Months Ended March 31, 2001
                                  -------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                  Additional                        Other              Total
                                       Common       Paid-in      Retained       Comprehensive      Stockholders'   Comprehensive
                                       Stock        Capital      Earnings          Income              Equity          Income
                                     -----------  ------------  ------------  ------------------  -------------------------------

Balance at January 1, 2001             $ 15,841     $ 151,458   $ 3,287,325      $    232,663       $  3,687,287
Comprehensive income:
  Net earnings                              -0-           -0-       170,061               -0-            170,061    $    170,061
  Change in unrealized gains on
    securities available for sale,
    net of tax                              -0-           -0-           -0-           (13,556)           (13,556)        (13,556)
                                                                                                                    -------------
    Comprehensive Income                                                                                            $    156,505
                                                                                                                    =============
Common stock issued upon
  exercise of stock options,
  including tax benefits                     15         2,214           -0-               -0-              2,229
Cash dividends on common
  stock ($.0625 per share)                  -0-           -0-        (9,904)              -0-             (9,904)
                                     -----------  ------------  ------------  ------------------  -----------------
Balance at March 31, 2001              $ 15,856     $ 153,672   $ 3,447,482      $    219,107       $  3,836,117
                                     ===========  ============  ============  ==================  =================



                                                                  For the Three Months Ended March 31, 2000
                                     ---------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                 Additional                        Other             Total
                                       Common      Paid-in       Retained      Comprehensive      Stockholders'   Comprehensive
                                       Stock       Capital       Earnings          Income            Equity            Income
                                     ----------  ------------  ------------  ------------------  --------------   ----------------

Balance at January 1, 2000            $ 16,136     $ 135,555   $ 2,885,346        $    157,817     $ 3,194,854
Comprehensive income:
 Net earnings                              -0-           -0-       125,934                 -0-         125,934     $    125,934
 Change in unrealized gains on
   securities available for sale,
   net of tax                              -0-           -0-           -0-              (9,115)        (9,115)          (9,115)
                                                                                                                  ---------------
   Comprehensive Income                                                                                            $    116,819
                                                                                                                  ===============
Common stock issued upon
   exercise of stock options,
   including tax benefits                   12         1,175           -0-                 -0-           1,187
Purchase and retirement of
   Company stock                          (314)          -0-       (91,476)                -0-         (91,790)
Cash dividends on common
   stock ($.0525 per share)                -0-           -0-        (8,406)                -0-          (8,406)
                                     ----------  ------------  ------------  ------------------  --------------
Balance at March 31, 2000             $ 15,834     $ 136,730   $ 2,911,398        $    148,702     $ 3,212,664
                                     ==========  ============  ============  ==================  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2000, as well as material changes in results of operations during the three month periods ended March 31, 2001 and 2000, respectively.

     The following narrative is written with the presumption that the users have read or have access to the Company's 2000 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

     This report contains certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report on Form 10-K.

     During the fourth quarter of 2000, World Savings Bank, a State Savings Bank
(WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the Federal Deposit Insurance Corporation (FDIC) to a federally chartered Savings bank regulated by the Office of Thrift Supervision (OTS). WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX). On December 1, 2000, Golden West contributed WTX to World Savings Bank, FSB (WSB) and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association
(WSL), formerly a wholly owned subsidiary of Golden West, was merged into WSB. The reorganization of these subsidiaries had no effect on the Golden West consolidated financial statements as of December 31, 2000 or March 31, 2000.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued September 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has elected not to use permitted hedge accounting for the derivative financial instruments in portfolio on March 31, 2001, the changes in fair value of these instruments are reflected in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives".

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under FAS 140. The adoption of SFAS 140 will require the Company to classify certain newly formed MBS as loans that would have been classified as Securities Held to Maturity under SFAS 125. The implementation of SFAS 140 is not expected to have a significant impact on the Company's financial statements.

                  Golden West Financial Corporation
                        Financial Highlights
                             (Unaudited)
           (Dollars in thousands except per share figures)

                                                          March 31        December 31        March 31
                                                            2001              2000             2000
                                                        --------------   ---------------   -------------
Assets                                                 $ 56,732,009      $ 55,703,969     $ 45,636,240
Loans receivable including mortgage-backed securities    53,303,834        52,343,133       41,882,581
Deposits                                                 31,356,959        30,047,919       27,974,252
Stockholders' equity                                      3,836,117         3,687,287        3,212,664

Stockholders' equity/total assets                             6.76%             6.62%            7.04%
Book value per common share                            $      24.19      $      23.28     $      20.29
Common shares outstanding                               158,563,907       158,410,137      158,340,533

Yield on loan portfolio                                       8.03%             8.05%            7.36%
Yield on mortgage-backed securities                           7.97%             7.98%            7.36%
Yield on investments                                          7.35%             7.12%            6.38%
Yield on earning assets                                       8.01%             8.02%            7.33%
Cost of deposits                                              5.35%             5.52%            4.84%
Cost of borrowings                                            5.59%             6.66%            5.94%
Cost of funds                                                 5.45%             5.99%            5.21%
Yield on earning assets less cost of funds                    2.56%             2.03%            2.12%

Ratio of nonperforming assets to total assets                  .48%              .43%             .51%
Ratio of troubled debt restructured to total assets            .00%              .00%             .01%

Loans serviced for others with recourse                $  1,944,903      $  1,915,672     $  2,038,339
Loans serviced for others without recourse                1,054,007           983,407        1,048,015

World Savings Bank, FSB (WSB)(a)
  Total assets                                         $ 56,724,124      $ 55,695,385     $ 41,525,715
  Net worth                                               4,045,248         3,885,705        2,611,547
  Net worth/total assets                                      7.13%             6.98%            6.29%
  Regulatory capital ratios:(b)
    Core capital                                              6.78%             6.60%            6.29%
    Risk-based capital                                       12.71%            12.44%           11.57%
World Savings Bank, FSB Texas(WTX)
  Total assets                                         $  5,404,069      $  5,398,772     $  4,001,810
  Net worth                                                 291,338           288,409          206,952
  Net worth/total assets                                      5.39%             5.34%            5.17%
  Regulatory capital ratios:(b)
    Core capital                                              5.39%             5.34%               --
    Risk-based capital                                       26.94%            26.69%               --

(a) Figures for WSB as of March 31, 2000 have not been restated for WSB's merger with WSL in December 2000.
(b) For regulatory purposes, the requirements to be considered "well capitalized" are 5.0% and 10.0% for core and risk-based capital, respectively. Prior to December 2000, WTX was not regulated by the OTS and, therefore, these ratios were not applicable.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                             ---------------------------------
                                                                                   2001               2000
                                                                             --------------     --------------
New real estate loans originated                                            $  3,794,010        $  3,766,411
New adjustable rate mortgages as a percentage of new
  real estate loans originated                                                    88.31%              96.37%
Refinances as a percentage of new real estate loans originated                    51.55%              38.07%

Deposits increase(a)                                                        $  1,309,040        $    259,342

Net earnings before cumulative effect of accounting change                  $    176,079        $    125,934
Net earnings                                                                     170,061             125,934
Basic earnings per share before cumulative effect of accounting change              1.11                 .79
Basic earnings per share                                                            1.07                 .79
Diluted earnings per share before cumulative effect of accounting change            1.10                 .78
Diluted earnings per share                                                          1.06                 .78

Cash dividends on common stock                                              $      .0625        $      .0525
Average common shares outstanding                                            158,478,170         159,958,610
Average diluted common shares outstanding                                    160,694,897         160,831,775

Ratios:(b)
  Net earnings before accounting change/average net worth (ROE)                   18.78%              15.70%
  Net earnings before accounting change/average assets (ROA)                       1.25%               1.16%
  Net interest income/average assets (Net interest margin)                         2.58%               2.49%
  General and administrative expense/average assets                                 .84%                .92%
  Efficiency ratio(c)                                                             28.93%              32.98%

(a) Includes an increase of $560 million and $150 million of wholesale deposits for the quarters ended March 31, 2001 and 2000, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
(c) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

  Financial Condition

         The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 2001, December 31, 2000, and March 31, 2000. The reader is referred to page 45 of the Company's 2000 Annual Report on Form 10-K for similar information for the years 1997 through 2000 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                   March 31         December 31        March 31
                                                     2001              2001              2000
                                                  -----------      --------------     -----------
Assets
   Cash and investments                                  1.6%                2.0%            4.0%
   Loans receivable including mortgage-backed
     securities                                         94.0                94.0            91.8
   Other assets                                          4.4                 4.0             4.2
                                                  -----------      --------------     -----------
                                                       100.0%              100.0%          100.0%
                                                  ===========      ==============     ===========
Liabilities and Stockholders' Equity
   Deposits                                             55.3%               54.0%           61.3%
   Federal Home Loan Bank advances                      33.4                35.4            26.8
   Securities sold under agreements to repurchase        1.5                 1.5             1.9
   Federal funds purchased                               0.5                 0.0             0.0
   Subordinated debt                                     1.0                 1.1             1.6
   Other liabilities                                     1.5                 1.4             1.4
   Stockholders' equity                                  6.8                 6.6             7.0
                                                  -----------      --------------     -----------
                                                       100.0%              100.0%          100.0%
                                                  ===========      ==============     ===========

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

     The following gap table shows that, as of March 31, 2001, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in any month reflects the actual Golden West Cost of Savings at the level it was one month prior.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 2001
                              (Dollars in Millions)

                                                                     Projected Repricing(a)
                                           --------------------------------------------------------------------------
                                              0 - 3          4 - 12           1 - 5         Over 5
                                             Months          Months           Years          Years          Total
                                           -----------    -------------    -----------    -----------    ------------
Interest-Earning Assets
  Investments                                 $    566        $     -0-        $   -0-       $      3       $     569
  Mortgage-backed securities                    19,213              156            557            552          20,478
  Loans receivable:
    Rate-sensitive                              29,625            1,258            271            -0-          31,154
    Fixed-rate                                      44              130            442            924           1,540
  Other(b)                                       1,394              -0-            -0-            -0-           1,394
  Impact of interest rate swaps                    521               25           (546)           -0-             -0-
                                           -----------    -------------    -----------    -----------    ------------
Total                                         $ 51,363        $   1,569        $   724       $  1,479       $  55,135
                                           ===========    =============    ===========    ===========    ============
Interest-Bearing Liabilities
  Deposits(c)                                 $ 18,729        $  10,503        $ 2,093       $     32       $  31,357
  FHLB advances                                 17,450            1,055            104            328          18,937
  Other borrowings                               1,124              100            499            -0-           1,723
  Impact of interest rate swaps                    188              (85)          (103)           -0-             -0-
                                           -----------    -------------    -----------    -----------    ------------
Total                                         $ 37,491        $  11,573        $ 2,593       $    360       $  52,017
                                           ===========    =============    ===========    ===========    ============

Repricing gap                                 $ 13,872        $ (10,004)       $(1,869)      $  1,119
                                           ===========    =============    ===========    ===========
Cumulative gap                                $ 13,872        $   3,868        $ 1,999       $  3,118
                                           ===========    =============    ===========    ===========
Cumulative gap as a percentage of
    total assets                                  24.5%             6.8%           3.5%
                                           ===========    =============    ===========

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

Cash and Investments

     At March 31, 2001, December 31, 2000, and March 31, 2000, the Company had securities available for sale in the amount of $370 million, $393 million and $456 million, respectively, including unrealized gains on securities available for sale of $359 million, $382 million, and $244 million, respectively. At March 31, 2001, December 31, 2000, and March 31, 2000, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs), and purchases MBS. MBS and MBS-REMICs are available to be used as collateral for borrowings. At March 31, 2001, December 31, 2000, and March 31, 2000, the balance of loans receivable including mortgage backed securities was $53.3 billion, $52.3 billion, and $41.9 billion, respectively. Included in the $53.3 billion at March 31, 2001 was $7.3 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $12.7 billion of MBS-REMICs, and $475 million of purchased MBS. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $41.9 billion at March 31, 2000 was $4.0 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $6.9 billion of MBS-REMICs, and $498 million of purchased MBS.

     Mortgage-Backed Securities

     At March 31, 2001, December 31, 2000, and March 31, 2000, the Company had MBS held to maturity in the amount of $20.4 billion, $18.5 billion, and $11.4 billion, respectively. The increase in MBS from March 31, 2000 to March 31, 2001 was due to the securitization of $4.5 billion of adjustable rate mortgages
(ARMs) into FNMA MBS and the securitization of $4.6 billion of ARMs into MBS-REMICs during the last nine months of 2000. In addition, the Company securitized $3.0 billion of ARMs into MBS-REMICs during the first quarter of 2001. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     At March 31, 2001, December 31, 2000, and March 31, 2000, the Company had MBS available for sale in the amount of $106 million, $70 million, and $75 million, respectively, including unrealized gains on MBS available for sale of $1 million for each of the respective periods. At March 31, 2001, December 31, 2000, and March 31, 2000, the Company had no trading MBS.

     Repayments of MBS during the first quarter of 2001 were $1.0 billion compared to $485 million in the same period of 2000. MBS repayments were higher during the first three months of 2001 as compared to the first three months of 2000 due to an increase in the prepayment rate as well as an increase of the balance of MBS outstanding.

Loans

     New loan originations for the three months ended March 31, 2001 amounted to $3.79 billion compared to $3.77 billion for the same period in 2000. The volume of originations during 2001 was comparable to the 2000 volume due to a continued strong demand for mortgage loans. The decrease in interest rates over the past 12 months led to an increase in refinance activity nationwide. Refinanced loans constituted 52% of new loan originations for the three months ended March 31, 2001, compared to 38% for the three months ended March 31, 2000.

     First mortgages originated for sale amounted to $200 million for the three months ended March 31, 2001, compared to $24 million for the same period in 2000. During the first three months of 2001, $12 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $8 million for the same period in 2000. The Company continues to sell most of its new and converted fixed-rate loans. For the three months ended March 31, 2001 and 2000, the Company sold $215 million and $46 million, respectively, of fixed-rate first mortgage loans.

     At March 31, 2001, the Company had lending operations in 34 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three months ended March 31, 2001, 70% of total loan originations were on residential properties in California compared to 62% for the same period in 2000. The five largest states, other than California, for originations for the three months ended March 31, 2001, were Florida, Texas, New Jersey, Colorado, and Washington with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 63% at March 31, 2001 compared to 63% at December 31, 2000 and 64% at March 31, 2000.

     Golden West originates ARMs tied primarily to the Golden West Cost of Savings Index (COSI) and the Eleventh District Cost of Funds Index (COFI), and occasionally originates ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the first quarter of 2001 and 2000.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                  March 31
                        -----------------------------
        ARM Index           2001           2000
   -----------------    -------------   -------------
   COSI                  $ 2,236,244    $ 2,329,187
   COFI                    1,114,239      1,107,887
   TCM                           -0-        192,411
                        -------------   ------------
                         $ 3,350,483    $ 3,629,485
                        =============   ============

     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at March 31, 2001, December 31, 2000, and March 31, 2000.

                                     TABLE 4

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

-----------------------     March 31        December 31        March 31
      ARM Index               2001             2000              2000
-----------------------   -------------   ----------------   -------------
COSI                      $ 21,745,292       $ 20,460,242    $ 11,292,632
COFI                        27,045,052         27,405,401      26,282,919
TCM                          1,354,833          1,457,232       1,399,167
Other                          192,065            182,778         153,274
                          -------------   ----------------   -------------
                          $ 50,337,242       $ 49,505,653    $ 39,127,992
                          =============   ================   =============


     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first three months of 2001, 12% of loans originated exceeded 80% of the appraised value of the secured property, including $56 million of firsts and $417 million of combined firsts and seconds. For the first quarter of 2000, 20% of loans originated were in excess of 80% of the appraised value of the residence.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $60 million and $26 million for the first quarters of 2001 and 2000, respectively. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended March 31, 2001 and 2000.

                                     TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                        For the Three Months Ended
                                                March 31
                                     --------------------------------
                                         2001              2000
                                     --------------    --------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                      $   35,752        $   17,937

    With no insurance                       19,996            65,898
                                     --------------    --------------
                                            55,748            83,835
                                     --------------    --------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                    234,018           431,337
    With no insurance                      183,316           221,904
                                     --------------    --------------
                                           417,334           653,241
                                     --------------    --------------

    Total                               $  473,082        $  737,076
                                     ==============    ==============


     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at March 31, 2001 and 2000.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)


                                                   March 31
                                        --------------------------------
                                            2001              2000
                                        --------------    --------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                         $  395,009        $  382,682
    With no insurance                         770,039           860,295
                                        --------------    --------------
                                            1,165,048         1,242,977
                                        --------------    --------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                     2,259,406         1,474,347
    With no insurance                         862,232           343,320
                                        --------------    --------------
                                            3,121,638         1,817,667
                                        --------------    --------------

    Total                                 $ 4,286,686       $ 3,060,644
                                        ==============    ==============

     The following tables show the Company's loan portfolio by state at March 31, 2001 and 2000.

                                     TABLE 7

                             Loan Portfolio by State
                                 March 31, 2001
                             (Dollars in thousands)

                                Residential
                                Real Estate                            Commercial                            Loans
                        -----------------------------                     Real             Total           as a% of
       State               1 - 4             5+            Land          Estate           Loans(a)         Portfolio
---------------------   -------------   -------------    ----------   --------------    -------------    ---------------
California               $30,136,430     $ 3,426,309        $  103        $  23,975     $ 33,586,817           63.49%
Florida                    2,589,922          15,205           -0-              213        2,605,340            4.92
Texas                      2,103,290          60,129           208            1,022        2,164,649            4.09
New Jersey                 1,981,352             -0-           -0-            2,263        1,983,615            3.75
Washington                 1,084,615         588,355           -0-              -0-        1,672,970            3.16
Illinois                   1,497,373         124,391           -0-              -0-        1,621,764            3.07
Colorado                   1,285,309         184,313           -0-            4,616        1,474,238            2.79
Pennsylvania               1,068,376           2,183           -0-              171        1,070,730            2.02
Arizona                    1,039,360          16,644           -0-               14        1,056,018            2.00
Other(b)                   5,604,269          59,763            15            4,480        5,668,527           10.71
                        -------------   -------------    ----------   --------------    -------------    ------------
  Totals                 $48,390,296     $ 4,477,292        $  326        $  36,754       52,904,668          100.00%
                        =============   =============    ==========   ==============                     ============

SFAS 91 deferred loan costs                                                                  149,097
Loan discount on purchased loans                                                              (1,363)
Undisbursed loan funds                                                                        (5,716)
Allowance for loan losses                                                                   (237,964)
Loans to facilitate (LTF) interest reserve                                                      (188)
Troubled debt restructured (TDR) interest reserve                                               (303)
Loans on deposits                                                                             20,468
                                                                                       --------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                                         52,828,699
Loans securitized into FNMA MBS and MBS-REMICs                                           (20,003,219)(c)
                                                                                       --------------
  Total loan portfolio                                                                  $ 32,825,480
                                                                                       ==============

(a) The Company has no commercial loans other than commercial real estate loans.
(b) Includes states with loans less than 2% of total loans.
(c) The above schedule includes the March 31, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

                                     TABLE 8

                             Loan Portfolio by State
                                 March 31, 2000
                             (Dollars in thousands)

                             Residential
                             Real Estate                               Commercial                           Loans as
                     ----------------------------                         Real             Total             a% of
     State              1 - 4            5+             Land             Estate           Loans(a)          Portfolio
----------------    --------------  -------------    ----------     ----------------   -------------     --------------
California           $23,167,754     $ 3,364,154        $  180            $  26,555    $ 26,558,643           63.98%
Florida                1,919,802          14,815           -0-                  457       1,935,074            4.66
Texas                  1,673,129          57,312           366                1,172       1,731,979            4.17
New Jersey             1,446,977             -0-           -0-                3,574       1,450,551            3.49
Washington               788,672         506,111           -0-                  -0-       1,294,783            3.12
Illinois               1,270,942         119,156           -0-                  -0-       1,390,098            3.35
Colorado               1,050,957         176,666           -0-                5,127       1,232,750            2.97
Pennsylvania             823,883           4,079           -0-                2,529         830,491            2.00
Arizona                  896,166          18,341           -0-                  -0-         914,507            2.20
Other(b)               4,127,268          42,206            47                6,128       4,175,649           10.06
                    -------------   -------------    ----------     ----------------   -------------     -----------
  Totals             $37,165,550     $ 4,302,840        $  593            $  45,542      41,514,525          100.00%
                    =============   =============    ==========     ================                     ===========

SFAS 91 deferred loan costs                                                                  92,159
Loan discount on purchased loans                                                             (1,847)
Undisbursed loan funds                                                                       (5,761)
Allowance for loan losses                                                                  (233,016)
LTF interest reserve                                                                           (258)
TDR interest reserve                                                                           (677)
Loans on deposits                                                                            19,551
                                                                                       -------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                      41,384,676
Loans securitized into FNMA MBS with recourse and MBS-REMICs                            (10,952,263)(c)
                                                                                       -------------
     Total loan portfolio                                                              $ 30,432,413
                                                                                       =============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the March 31, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 95% at March 31, 2001 compared to 95% at December 31, 2000, and 94% at March 31, 2000. The Company's ARM originations constituted 88% of new mortgage loans made for the first three months of 2001 compared to 96% for the first three months of 2000.

     During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs before any reduction for loan servicing fees) was 12.26% or 4.13% above the actual weighted average rate at March 31, 2001, versus 12.40% or 5.04% above the weighted average rate at March 31, 2000.

     Approximately $5.1 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2001, $154 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.99% at March 31, 2001 compared to 7.73% at March 31, 2000. Without the floor, the average rate on these loans would have been 7.73% at March 31, 2001 and 7.14% at March 31, 2000.

     Loan repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 2001, loan repayments were $1.6 billion compared to $937 million in the same period of 2000. The increase in loan repayments was primarily due to an increase in loan payoffs in the first quarter of 2001.

Mortgage Servicing Rights

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three months ended March 31, 2001 and 2000.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                       Three Months Ended
                                                                            March 31
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
  Beginning balance of capitalized mortgage servicing rights         $ 28,355       $ 37,295
  New capitalized mortgage servicing rights from loan sales             4,290            822
  Amortization of capitalized mortgage servicing rights                (2,667)        (3,021)
                                                                  ------------   ------------
  Ending balance of capitalized mortgage servicing rights            $ 29,978       $ 35,096
                                                                  ============   ============

     The book value of Golden West's servicing rights did not exceed the fair value at March 31, 2001 or 2000 and, therefore, no write-down of the servicing rights to their fair value was necessary.

Asset Quality

     An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans swapped into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions.

     The following table shows the components of the Company's NPAs and TDRs and the various ratios to total assets.

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                             March 31      December 31      March 31
                                               2001           2000            2000
                                            -----------   --------------   -----------
Non-accrual loans                            $ 267,298        $ 231,155     $ 221,070
Real estate acquired through foreclosure         7,142            8,061        11,131
Real estate in judgment                            142              200            83
                                            -----------   --------------   -----------
Total nonperforming assets                   $ 274,582        $ 239,416     $ 232,284
                                            ===========   ==============   ===========

TDRs                                         $   1,945        $   1,933     $   4,903
                                            ===========   ==============   ===========

Ratio of NPAs to total assets                     .48%             .43%          .51%
                                            ===========   ==============   ===========

Ratio of TDRs to total assets                     .00%             .00%          .01%
                                            ===========   ==============   ===========
Ratio of NPAs and TDRs to total assets            .48%             .43%          .52%
                                            ===========   ==============   ===========


     The increase in NPAs during the first quarter of 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $2 million for the three months ended March 31, 2001 compared to $1 million for the same period in 2000. Interest foregone on TDRs amounted to $27 thousand for the three months ended March 31, 2001, compared to $66 thousand for the three months ended March 31, 2000.

     The tables on the following page show the Company's nonperforming assets by state as of March 31, 2001 and 2000.


                                    TABLE 11

                          Nonperforming Assets by State
                                 March 31, 2001
                             (Dollars in thousands)

                             Non-Accrual Loans(a)                      Foreclosed Real Estate
                   ------------------------------------------   -------------------------------------
                         Residential            Commercial                              Commercial                      NPAs as
                         Real Estate               Real              Residential            Real           Total        a% of
     State           1 - 4          5+            Estate          1 - 4         5+         Estate         NPAs(b)        Loans
----------------   -----------   ----------   ---------------   ----------   ---------   ------------    -----------   -----------
California           $135,027       $  450          $    684      $ 2,399      $  -0-         $  -0-      $138,560           .41%
Florida                24,580          -0-                25           14         -0-            -0-        24,619           .95
Texas                  13,891          -0-               -0-          302         -0-            -0-        14,193           .66
New Jersey             15,938          -0-               -0-          392         -0-            156        16,486           .83
Washington              5,191          -0-               -0-          -0-         -0-            -0-         5,191           .31
Illinois               10,825          215               -0-          592         -0-            -0-        11,632           .72
Colorado                1,719          -0-               -0-          -0-         -0-            -0-         1,719           .12
Pennsylvania           12,105          -0-               -0-        1,238         -0-            -0-        13,343          1.25
Arizona                 4,811          -0-               -0-          564         -0-            -0-         5,375           .51
Other (c)              41,753           84               -0-        1,793         -0-            -0-        43,630           .08
                   -----------   ----------   ---------------   ----------   ---------   ------------    -----------   -----------
  Totals             $265,840       $  749          $    709      $ 7,294      $  -0-         $  156       274,748           .52%
                   ===========   ==========   ===============   ==========   =========   ============

REO general valuation allowance                                                                               (166)         (.00)
                                                                                                         -----------   -----------
Total nonperforming assets                                                                                $274,582           .52%
                                                                                                         ===========   ===========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The March 31, 2001 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                                 March 31, 2000
                             (Dollars in thousands)

                            Non-Accrual Loans(a)                    Foreclosed Real Estate
                   -----------------------------------------   ---------------------------------
                         Residential            Commercial                           Commercial                   NPAa as
                         Real Estate               Real            Residential          Real         Total         a% of
     State           1 - 4           5+           Estate        1 - 4        5+        Estate       NPAs(b)        Loans
-----------------  -----------    ---------    -------------   ---------   --------   ----------   -----------   -----------
California           $122,461      $ 1,249        $   1,469     $ 6,539      $ -0-      $   -0-      $131,718           .50%
Florida                16,193          -0-              178         309        -0-          -0-        16,680           .86
Texas                   8,695          -0-              -0-       1,245        -0-          -0-         9,940           .57
New Jersey             13,856          -0-              503         633        -0-          -0-        14,992          1.03
Washington              3,400          -0-              -0-         -0-        -0-          -0-         3,400           .26
Illinois               10,495          215              -0-         898        -0-          -0-        11,608           .84
Colorado                2,005          -0-              -0-         147        -0-          -0-         2,152           .17
Pennsylvania           10,557          -0-              -0-         398        -0-          -0-        10,955          1.32
Arizona                 5,195          -0-              -0-         222        -0-          -0-         5,417           .59
Other(c)               23,771           84              744       1,059        -0-          -0-        25,658           .61
                   -----------    ---------    -------------   ---------   --------   ----------   -----------   -----------
  Totals             $216,628      $ 1,548        $   2,894    $ 11,450      $ -0-        $ -0-       232,520           .56
                   ===========    =========    =============   =========   ========   ==========

REO general valuation allowance                                                                          (236)         (.00)
                                                                                                   -----------   -----------
Total nonperforming assets                                                                           $232,284           .56%
                                                                                                   ===========   ===========

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The March 31, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)  Includes states with loans less than 2% of total loans.

     The Company provides specific valuation allowances for losses on loans when impaired, and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses and recourse obligations that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loan and risk category to cover losses inherent in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses inherent in the portfolio, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reconsidered quarterly.

     The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                         March 31
                                                                 -----------------------
                                                                   2001         2000
                                                                 ----------   ----------
  Beginning allowance for loan losses                            $ 236,708    $ 232,134
  Provision for losses charged to expense                            3,183          969
  Less loans charged off                                               (29)        (351)
  Recoveries                                                           133           77
  Net transfer of allowance (to) from recourse liability            (2,031)         187
                                                                 ----------   ----------
  Ending allowance for loan losses                               $ 237,964    $ 233,016
                                                                 ==========   ==========

  Ratio of net chargeoffs (recoveries) to average loans
    outstanding (including MBS with recourse)                         .00%         .00%
                                                                 ==========   ==========

  Ratio of allowance for loan losses to total loans
    (including MBS with recourse and MBS-REMICs)                      .45%         .56%
                                                                 ==========   ==========

  Ratio of allowance for loan losses to nonperforming assets         86.7%       100.3%
                                                                 ==========   ==========

     Deposits

     The Company raises deposits through its retail branch system as well as through the capital markets.

     Retail deposits increased during the first quarter of 2001 by $749 million, including interest credited of $348 million, compared to an increase of $109 million, including interest credited of $268 million in the first quarter of 2000. Retail deposits increased during the first three months of 2001 due to customer promotions and interest credited. The increase in 2000 was primarily due to interest credited. At March 31, 2001 and 2000, transaction accounts (which include checking, passbook, and money market accounts) represented 23% and 34%, respectively, of the total balance of deposits.

     The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of March 31, 2001, December 31, 2000, and March 31, 2000, included $745 million, $185 million, and $750 million, respectively, of these wholesale CDs.


     The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 2001 and 2000.

                                    TABLE 14

                                    Deposits
                              (Dollars in Millions)

                                                                              March 31
                                                        ---------------------------------------------------
                                                                  2001                       2000
                                                        ------------------------   ------------------------
                                                          Rate*         Amount       Rate*        Amount
                                                        ---------    -----------   ------------------------
 Deposits by rate:
   Interest-bearing checking accounts                       3.18%      $     90        3.10%      $    128
   Interest-bearing checking accounts swept
     into money market deposit accounts                     3.28          3,167        3.50          3,322
   Passbook accounts                                        1.52            454        1.47            482
   Money market deposit accounts                            4.21          3,422        4.30          5,483
   Term certificate accounts with original maturities of:
     4 weeks to 1 year                                      5.82         13,455        5.32          8,697
     1 to 2 years                                           6.04          6,931        5.28          6,155
     2 to 3 years                                           5.73          1,352        5.36          1,360
     3 to 4 years                                           5.80            466        5.41            394
     4 years and over                                       5.92            673        5.64            580
   Retail jumbo CDs                                         5.73            602        5.20            623
   Wholesale CDs                                            5.23            745        5.97            750
                                                                     -----------               ------------
                                                                       $ 31,357                   $ 27,974
                                                                     ===========               ============


                                                                         2001                      2000
                                                                     -----------               ------------
 Deposits by remaining maturity:
     No contractual maturity                                3.61%      $  7,133        3.85%      $  9,415
     Maturity within one year                               5.87         22,099        5.29         16,022
     1 to 5 years                                           5.79          2,093        5.70          2,506
     Over 5 years                                           5.41             32        5.13             31
                                                                     -----------               ------------
                                                                       $ 31,357                   $ 27,974
                                                                     ===========               ============

     * Weighted average interest rate, including the impact of interest rate swaps.

     At March 31, the weighted average cost of deposits was 5.35% (2001) and 4.84% (2000).

Advances from Federal Home Loan Banks

     The Company uses borrowings from FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of FHLBs. FHLB advances amounted to $18.9 billion at March 31, 2001, compared to $19.7 billion at December 31, 2000, and $12.2 billion at March 31, 2000, respectively.

Securities Sold Under Agreements to Repurchase

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $855 million, $857 million and $867 million, and at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

Other Borrowings

     At March 31, 2001, Golden West, at the holding company level, had principal amounts outstanding of $600 million of subordinated debt issued and outstanding. As of March 31, 2001, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     In November 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of March 31, 2001, WSB had not issued any notes under this authority.

     In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt.

Stockholders' Equity

     The Company's stockholders' equity increased by $149 million during the first three months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $18 million during the first three months of 2000 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $92 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at March 31, 2001, December 31, 2000, and March 31, 2000, were $219 million, $233 million, and $149 million, respectively.

     Since 1993, through four separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 44.7 million shares of Golden West's common stock. During the first three months of 2001, the company did not repurchase and retire any shares. As of March 31, 2001, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 1993. Dividends from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

     The OTS requires federally insured institutions such as WSB and WTX to meet certain minimum capital requirements. The following table shows WSB's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2001 and 2000. The March 31, 2000 numbers are as reported to the OTS and have not been restated because the OTS did not require them to be restated to reflect the reorganization that took place in 2000 as discussed on page 6.

                                    TABLE 15

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                             March 31, 2001                                   March 31, 2000
             -----------------------------------------------  -----------------------------------------------
                    ACTUAL                  REQUIRED                 ACTUAL                  REQUIRED
             ----------------------   ----------------------  ----------------------   ----------------------
              Capital      Ratio       Capital      Ratio      Capital      Ratio       Capital      Ratio
             ----------   ---------   ----------   ---------  -----------  ---------   -----------  ---------
Tangible     $3,826,199     6.78%     $  846,144     1.50%    $ 2,611,550     6.29%     $  622,922    1.50%
Core          3,826,199     6.78       2,256,384     4.00       2,611,550     6.29       1,661,124    4.00
Risk-based    4,157,555    12.71       2,616,279     8.00       2,770,849    11.57       1,916,541    8.00

     The following table shows WTX's current regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2001.

                                    TABLE 16

                          World Savings Bank, FSB Texas
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                             March 31, 2001
             ------------------------------------------------
                     ACTUAL                  REQUIRED
             -----------------------   ----------------------
              Capital       Ratio       Capital      Ratio
             -----------   ---------   -----------  ---------
Tangible      $ 291,338      5.39%       $  81,061     1.50%
Core            291,338      5.39          216,163     4.00
Risk-based      291,339     26.94           86,510     8.00


     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether a savings bank falls into a certain classification depends primarily on its capital ratios. As of March 31, 2001, WSB and WTX exceeded the qualifications for well-capitalized institutions under the rules applicable to them.

     The table below shows that WSB's regulatory capital exceeded the requirements of the well-capitalized classification at March 31, 2001.

                                    TABLE 17

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                ACTUAL                       WELL-CAPITALIZED
                         -------------------------     ----------------------------
                          Capital         Ratio          Capital           Ratio
                         ----------     ----------     -----------      -----------
Leverage                $ 3,826,199       6.78%        $ 2,820,480          5.00%
Tier 1 risk-based         3,826,199      11.70           1,962,209          6.00
Total risk-based          4,157,555      12.71           3,270,349         10.00

     The table below shows that WTX's regulatory capital exceeded the requirements of the well-capitalized classification at March 31, 2001.

                                    TABLE 18

                          World Savings Bank, FSB Texas
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                                  ACTUAL                     WELL-CAPITALIZED
                         -------------------------     ----------------------------
                          Capital       Ratio            Capital           Ratio
                         -----------    ----------     -----------      -----------
Leverage                  $ 291,338       5.39%          $ 270,203          5.00%
Tier 1 risk-based           291,338      26.94              64,882          6.00
Total risk-based            291,339      26.94             108,137         10.00

Results Of Operations

     Net Earnings

     Net earnings for the three months ended March 31, 2001 were $176 million (excluding the cumulative effect of the accounting change) compared to net earnings of $126 million for the three months ended March 31, 2000. Net earnings increased in 2001 as compared to 2000 primarily as a result of increased net interest income, which was partially offset by an increase in general and administrative expenses. Net earnings for the three months ended March 31, 2001, including the cumulative effect of the accounting change, net of tax, were $170 million.

     Spread

     An important determinant of the Company's earnings is its primary spread -- the difference between its yield on earning assets and its cost of funds. The table below shows the components of the Company's spread at March 31, 2001, December 31, 2000, and March 31, 2000.

                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                March 31        December 31        March 31
                                  2001             2000              2000
                               ------------    --------------    -------------
  Yield on loan portfolio          8.03%            8.05%            7.36%
  Yield on MBS                     7.97             7.98             7.36
  Yield on investments             7.35             7.12             6.38
                               ---------       ----------        ---------
  Yield on earning assets          8.01             8.02             7.33
                               ---------       ----------        ---------
  Cost of deposits                 5.35             5.52             4.84
  Cost of borrowings               5.59             6.66             5.94
                               ---------       ----------        ---------
  Cost of funds                    5.45             5.99             5.21
                               ---------       ----------        ---------
  Primary spread                   2.56%            2.03%            2.12%
                               =========       ==========        =========

     The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates because of lags related to the index and because of certain loan features. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). As previously discussed, there is a two-month reporting lag for the COFI and a one-month reporting lag for COSI. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall. See the Gap discussion on page 11 for further information.

                                    TABLE 20

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                Three Months Ended                             Three Months Ended
                                                  March 31, 2001                                 March 31, 2000
                                     ------------------------------------------   ---------------------------------------------
                                                       Annualized      End of                      Annualized         End of
                                        Average          Average       Period       Average          Average          Period
                                       Balances(a)        Yield        Yield       Balances(a)        Yield           Yield
                                     ---------------   ------------  ----------  ---------------   -------------   ------------
  ASSETS
  Investment Securities                  $ 3,164,205         5.90%       7.35%      $  2,361,747          6.05%          6.38%
  Mortgage-backed securities              18,315,427         7.98%       7.97%        11,596,149          7.29%          7.36%
  Loans receivable(b)                     34,633,307         8.14%       8.03%        29,189,953          7.36%          7.36%
  Invest. in capital stock of FHLBs        1,078,277         6.35%       6.49%           576,984          5.86%          5.83%
                                      ---------------   ------------              ---------------   -------------
  Interest-earning assets                $57,191,216         7.93%                  $ 43,724,833          7.25%
                                      ===============   ============              ===============   =============

  LIABILITIES
  Deposits:
      Checking accounts                  $   137,933         2.19%       3.18%      $    121,679          2.28%          3.10%
      Savings accounts                     6,957,652         3.55%       3.62%         9,381,502          3.89%          3.86%
      Term accounts                       24,795,967         5.94%       5.86%        19,124,735          5.19%          5.34%
                                      ---------------   ------------  ----------  ---------------   -------------   ------------
          Total deposits                  31,891,552         5.40%       5.35%        28,627,916          4.75%          4.84%
  Advances from FHLBs                     19,293,276         6.08%       5.56%        10,041,562          5.76%          5.87%
  Reverse repurchases                      1,229,272         5.76%       5.15%         1,190,630          5.60%          5.57%
  Other borrowings                         1,943,601         6.12%       6.65%         1,259,344          6.91%          7.69%
                                      ---------------   ------------              ---------------   -------------
                                         $54,357,701         5.68%                  $ 41,119,452          5.09%
                                      ===============   ============              ===============   =============

  Net interest spread                                        2.25%                                        2.16%
                                                        ============                                =============
  Net interest income                    $   362,595                                $    269,631
                                      ===============                             ===============
  Net yield on average interest-
      earning assets                                         2.54%                                        2.47%
                                                        ============                                =============

(a)  Averages are computed using daily balances.

(b)  Includes nonaccrual loans (90 days or more past due).

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 2001 and 2000.

                                    TABLE 21

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                           2001          2000
                                                         ----------     --------
    Interest on loans                                         59.9%        65.0%
    Interest on mortgage-backed securities                    31.0         25.6
    Interest and dividends on investments                      5.4          5.3
                                                         ----------     --------
                                                              96.3         95.9
    Less:
      Interest on deposits                                    36.6         41.2
      Interest on advances and other borrowings               28.9         22.1
                                                         ----------     --------
                                                              65.5         63.3

    Net interest income                                       30.8         32.6
      Provision for loan losses                                0.3          0.1
                                                         ----------     --------
    Net interest income after provision for loan losses       30.5         32.5

    Add:
      Fees                                                     2.7          2.0
      Gain on the sale of securities and loans                 0.5          0.2
      Change in fair value of derivatives                     (0.7)         0.0
      Other non-interest income                                1.2          1.9
                                                         ----------     --------
                                                               3.7          4.1
    Less:
      General and administrative expenses                     10.0         12.1
      Taxes on income                                          9.3          9.2
      Cumulative effect of change in accounting                0.5          0.0
                                                         ----------     --------
    Net earnings                                              14.4%        15.3%
                                                         ==========     ========

     Interest Rate Swaps

     The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any interest rate swaps or other derivative financial instruments for trading purposes.

                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                            Three Months Ended
                                              March 31, 2001
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 2000                $   217         $   717
Maturities                                       (9)            (19)
                                        ------------    ------------
Balance at March 31, 2001                   $   208         $   698
                                        ============    ============

     The range of floating interest rates received on swap contracts in the first three months of 2001 was 4.65% to 6.90%, and the range of floating interest rates paid on swap contracts was 4.87% to 6.76%. The range of fixed interest rates received on swap contracts in the first three months of 2001 was 5.81% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

     Interest rate swap payment activity decreased net interest income by $1.2 million for the three months ended March 31, 2001, as compared to an increase of $1.2 million for the same period in 2000.

     Upon adoption of SFAS 133 on January 1, 2001 (refer to discussion on page
7), the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time charge, the Company reported a pre-tax expense of $8 million, or $.03 after tax per diluted share, associated with the on going quarterly valuation of the Company's swaps. This additional expense occurred because the market value of Golden West's swaps declined during the first quarter of 2001 in conjunction with falling short-term rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Condition with offsetting amounts displayed in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives".

     Interest on Loans

         In the first quarter of 2001, interest on loans was higher than in the comparable 2000 period by $168 million or 31.2%. The increase in the first quarter of 2001 was due to a $5.4 billion increase in the average portfolio balance and a 78 basis point increase in the average portfolio yield.

     Interest on Mortgage-Backed Securities

     In the first quarter of 2001, interest on mortgage-backed securities was higher than in the comparable 2000 period by $154 million or 73.0%. The increase in the first quarter of 2001 was due to a $6.7 billion increase in the average portfolio balance and a 70 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on page 12.

     Interest and Dividends on Investments

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the first quarter of 2001, interest and dividends on investments increased by $20 million or 44.4% from the comparable period in 2000. The increase in the first quarter of 2001 was primarily due to an $802 million increase in the average portfolio balance, which was partially offset by a 15 basis point decrease in the average portfolio yield.

     Interest on Deposits

     In the first quarter of 2001, interest on deposits increased by $91 million or 26.7% from the comparable period in 2000. The increase in the first quarter of 2001 was due to a $3.3 billion increase in the average balance of deposits and a 72 basis point increase in the average cost of deposits.

     Interest on Advances and Other Borrowings

     In the first quarter of 2001, interest on advances and other borrowings increased by $158 million or 86.3% from the comparable period of 2000. The increase in the first quarter of 2001 was primarily due to a $10.0 billion increase in the average balance and a 28 basis point increase in the average cost of these borrowings.

     Provision for Loan Losses

     The provision for loan losses was $3.2 million for the three months ended March 31, 2001, compared to $969 thousand for the same period in 2000. The increase in the provision for loan losses in 2001 reflected the substantial growth in the loan portfolio over the prior year.

     General and Administrative Expenses

     For the first quarter of 2001, general and administrative expenses (G&A) were $117 million compared to $100 million for the comparable period in 2000. G&A as a percentage of average assets on an annualized basis was .84% for the first quarter of 2001 compared to .92% for the same period in 2000. G&A expenses increased in 2001 because of ongoing investments in personnel, facilities, and technology.

     Taxes on Income

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings were 38.3% for the first quarter of 2001 compared to 37.7% for the same period a year ago.

Liquidity and Capital Resources

     WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB; borrowings from its parent; and debt collateralized by mortgages, MBS, or securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WTX's principal sources of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from affiliates.

     The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At March 31, 2001, December 31, 2000, and March 31, 2000, Golden West's total cash and investments amounted to $385 million, $387 million, and $575 million, respectively. Included in the cash and investments above are notes receivable from WSB in the amount of $500 million at March 31, 2000 and a subordinated note receivable from WSB in the amount of $100 million at December 31, 2000 and March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 11 and 26. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at March 31, 2001, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   May 1, 2001 - Annual Meeting

                                                For           Against      Withheld       Abstain
                                          ----------------  ------------  ------------  ------------
(b)    Directors elected:
       Patricia A. King                       143,437,323                     652,218
       Marion O. Sandler                      143,633,056                     456,485
       Leslie Tang Schilling                  143,639,382                     450,159

(c)    Ratification of Auditors:

       Appointment of Deloitte &
       Touche LLP, independent public
       accountants, for the fiscal
       year 2001                              143,605,993        48,573                     434,975

Other Directors continuing in office are:
Louis J. Galen, Antonia Hernandez, Maryellen Cattani Herringer, Bernard A. Osher, Kenneth T. Rosen, and Herbert M. Sandler.

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

     11   Statement of Computation of Earnings Per Share

(b)  Reports on Form 8-K

     The Registrant filed the following report on Form 8-K with the Commission during 2001:

     1. Report filed May 8, 2001. Item 7. Financial Statements and Exhibits. The report included a press release announcing the Company's first quarter financial results.


                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 10, 2001                  /s/ Russell W. Kettell
                                      ---------------------------------
                                      Russell W. Kettell
                                      President and Chief Financial Officer


                                      /s/ William C. Nunan
                                      ----------------------------------
                                      William C. Nunan
                                      Group Senior Vice President and Chief
                                      Accounting Officer