Form 10-Q
period 2001-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2001-08-14
CIK 42293

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

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


                             ---------------------


        Internal Revenue Service - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                             ----------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


       The number of shares outstanding of the registrant's common stock as of July 31, 2001:

                       Common Stock -- 158,931,557 shares.




===============================================================================

                        GOLDEN WEST FINANCIAL CORPORATION


                                TABLE OF CONTENTS


                                                                                                   Page No.
PART I - FINANCIAL INFORMATION                                                                     ________
______________________________

     Item 1.   Financial Statements

               Consolidated Statement of Financial Condition -
                   June 30, 2001 and 2000 and December 31, 2000..........................................1

               Consolidated Statement of Net Earnings -
                   For the three and six months ended June 30, 2001 and 2000.............................2

               Consolidated Statement of Cash Flows -
                   For the three and six months ended June 30, 2001 and 2000.............................3

               Consolidated Statement of Stockholders' Equity -
                   For the six months ended June 30, 2001 and 2000.......................................5

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation......6
               New Accounting Pronouncements.............................................................7
               Financial Highlights......................................................................8
               Financial Condition......................................................................10
               Cash and Investments.....................................................................12
               Loans Receivable and Mortgage-Backed Securities..........................................12
               Mortgage Servicing Rights................................................................18
               Asset Quality............................................................................19
               Deposits.................................................................................21
               Advances from Federal Home Loan Banks....................................................23
               Securities Sold Under Agreements to Repurchase...........................................23
               Other Borrowings.........................................................................23
               Stockholders' Equity.....................................................................23
               Regulatory Capital.......................................................................24
               Results of Operations....................................................................26
               Liquidity and Capital Resources..........................................................33

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................34

PART II - OTHER INFORMATION
___________________________

     Item 6.    Exhibits and Reports on Form 8-K........................................................35

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and six-month periods have been included. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                           June 30           December 31       June 30
                                                                             2001               2000             2000
                                                                         -------------      --------------   -------------
                                                                          (Unaudited)                         (Unaudited)
                                                                         -------------                       -------------
Assets
  Cash                                                                   $    439,590        $   350,430      $   254,442
  Securities available for sale at fair value                                 672,055             392,841         234,629
  Other investments at cost                                                       375             368,555         302,252
  Purchased mortgage-backed securities available for sale                     218,876              69,960          71,113
  Purchased mortgage-backed securities held to maturity                       337,212             385,543         410,054
  Mortgage-backed securities with recourse held to maturity                17,657,738          18,124,987      13,651,191
  Loans receivable                                                         35,511,200          33,762,643      31,683,917
  Interest earned but uncollected                                             268,954             276,306         218,351
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         1,074,756           1,067,800         783,667
  Foreclosed real estate                                                        8,472               8,261           9,608
  Premises and equipment--at cost less accumulated depreciation               316,760             307,652         299,039
  Other assets                                                                925,555             588,991         929,621
                                                                         -------------      --------------   -------------
                                                                         $ 57,431,543        $ 55,703,969    $ 48,847,884
                                                                         =============      ==============   =============

Liabilities and Stockholders' Equity
  Deposits                                                               $ 31,491,959        $ 30,047,919    $ 27,726,782
  Advances from Federal Home Loan Banks                                    18,945,452          19,731,797      15,231,522
  Securities sold under agreements to repurchase                              851,197             857,274       1,160,536
  Bank notes                                                                  634,951                 -0-             -0-
  Subordinated notes--net of discount                                         599,148             598,791         713,377
  Taxes on income                                                             471,232             432,207         332,104
  Other liabilities                                                           385,474             348,694         373,852
  Stockholders' equity                                                      4,052,130           3,687,287       3,309,711
                                                                         -------------      --------------   -------------
                                                                         $ 57,431,543        $ 55,703,969    $ 48,847,884
                                                                         =============      ==============   =============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
                                                           --------------------------    ----------------------------
                                                              2001           2000            2001           2000
                                                           -----------    -----------    -------------   ------------
Interest Income
    Interest on loans                                      $  672,823     $  595,615      $ 1,377,647    $ 1,132,702
    Interest on mortgage-backed securities                    371,669        231,982          737,266        443,299
    Interest and dividends on investments                      53,252         64,795          117,014        108,945
                                                           -----------    -----------    -------------   ------------
                                                            1,097,744        892,392        2,231,927      1,684,946
Interest Expense
    Interest on deposits                                      406,117        358,313          836,865        698,323
    Interest on advances                                      239,572        206,925          533,008        351,415
    Interest on repurchase agreements                          14,537         21,969           32,226         38,633
    Interest on other borrowings                               34,217         24,658           63,932         46,417
                                                           -----------    -----------    -------------   ------------
                                                              694,443        611,865        1,466,031      1,134,788
                                                           -----------    -----------    -------------   ------------
Net Interest Income                                           403,301        280,527          765,896        550,158
Provision for loan losses                                       5,641          3,842            8,824          4,811
                                                           -----------    -----------    -------------   ------------
Net Interest Income after Provision for Loan Losses           397,660        276,685          757,072        545,347
Noninterest Income
    Fees                                                       42,721         18,445           74,033         34,687
    Gain on the sale of securities and loans                    7,883          1,833           13,760          3,271
    Change in fair value of derivatives                         1,588            -0-           (5,914)           -0-
    Other                                                      14,636         19,647           28,272         35,458
                                                           -----------    -----------    -------------   ------------
                                                               66,828         39,925          110,151         73,416
Noninterest Expense
    General and administrative:
        Personnel                                              72,002         58,125          140,198        115,405
        Occupancy                                              19,480         17,549           39,289         34,607
        Deposit insurance                                       1,418          1,442            2,804          2,854
        Advertising                                             3,048          1,488            4,925          3,662
        Other                                                  29,167         23,783           55,316         45,819
                                                           -----------    -----------    -------------   ------------
                                                              125,115        102,387          242,532        202,347
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                    339,373        214,223          624,691        416,416
    Taxes on income                                           130,444         80,961          239,683        157,220
                                                           -----------    -----------    -------------   ------------
Income before Cumulative Effect of Accounting Change          208,929        133,262          385,008        259,196
Cumulative effect of accounting change, net of tax                -0-            -0-           (6,018)           -0-
                                                           -----------    -----------    -------------   ------------
Net Earnings                                               $  208,929     $  133,262      $   378,990       $259,196
                                                           ===========    ===========    =============   ============

Basic Earnings Per Share before
    Cumulative Effect of Accounting Change                 $     1.32     $      .84      $      2.43    $      1.63
Cumulative effect of accounting change, net of tax                .00            .00             (.04)           .00
                                                           -----------    -----------    -------------   ------------
Basic Earnings Per Share                                   $     1.32     $      .84      $      2.39    $      1.63
                                                           ===========    ===========    =============   ============

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change                 $     1.30     $      .84      $      2.40     $     1.62
Cumulative effect of accounting change, net of tax                .00            .00             (.04)           .00
                                                           -----------    -----------    -------------   ------------
Diluted Earnings Per Share                                 $     1.30     $      .84      $      2.36     $     1.62
                                                           ===========    ===========    =============   ============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                             Three Months Ended             Six Months Ended
                                                                   June 30                       June 30
                                                          --------------------------   ----------------------------
                                                              2001          2000          2001            2000
                                                          -------------  -----------   ------------    ------------
Cash Flows from Operating Activities
  Net earnings                                              $  208,929   $  133,262     $  378,990      $  259,196
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Provision for loan losses                                    5,641        3,842          8,824           4,811
    Amortization of loan (fees), costs, and (discounts)          6,276        1,973         11,090           2,944
    Depreciation and amortization                                7,967        7,333         16,262          14,367
    Loans originated for sale                                 (671,234)     (59,709)      (893,426)       (114,455)
    Sales of loans                                             712,205       62,787        986,777         135,296
    Decrease (increase) in interest earned but uncollected       6,215      (24,635)         5,873         (40,270)
    Federal Home Loan Bank stock dividends                     (15,137)     (17,479)       (32,245)        (25,259)
    Increase in other assets                                  (109,309)    (160,140)      (336,795)       (494,859)
    Increase in accounts payable and accrued expenses           29,193       71,254         36,913         188,609
    Increase (decrease) in taxes on income                     (55,639)      (3,856)        41,157          72,175
    Other, net                                                  (6,153)      (5,629)       (14,074)         (7,063)
                                                          -------------  -----------   ------------    ------------
      Net cash provided by (used in) operating activities      118,954        9,003        209,346          (4,508)

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio          (4,957,486)  (5,615,895)    (8,529,304)     (9,327,560)
    Real estate loans purchased                                    -0-          (10)           -0-            (195)
    Other, net                                                (110,010)     (67,008)      (183,985)       (110,354)
                                                          -------------  -----------   ------------    ------------
                                                            (5,067,496)  (5,682,913)    (8,713,289)     (9,438,109)
  Real estate loan principal payments:
    Monthly payments                                           135,532      136,796        254,581         277,249
    Payoffs, net of foreclosures                             2,512,510    1,050,072      4,025,875       1,846,865
                                                          -------------  -----------   ------------    ------------
                                                             2,648,042    1,186,868      4,280,456       2,124,114

  Purchase of mortgage-backed securities                      (123,520)         -0-       (161,983)            -0-
  Repayments of mortgage-backed securities                   2,057,621      547,467      3,090,747       1,032,943
  Proceeds from sales of real estate                             8,110       11,857         17,629          24,668
  Decrease (increase) in securities available for sale        (278,656)     203,557       (278,669)         51,554
  Decrease in other investments                                199,498      786,247        368,180         164,904
  Purchases of Federal Home Loan Bank stock                        -0-     (140,657)           -0-        (262,920)
  Redemptions of Federal Home Loan Bank stock                   26,175       42,795         26,768          42,795
  Additions to premises and equipment                          (14,868)     (17,613)       (25,673)        (36,017)
                                                          -------------  -----------   ------------    ------------
    Net cash used in investing activities                     (545,094)  (3,062,392)    (1,395,834)     (6,296,068)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Three Months Ended             Six Months Ended
                                                                   June 30                       June 30
                                                          --------------------------   ----------------------------
                                                              2001          2000          2001            2000
                                                          -------------  -----------   ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in deposits (a)                  $   135,000   $ (247,470)    $ 1,444,040     $    11,872
  Additions to Federal Home Loan Bank advances                 467,860    3,515,420         881,550       7,632,070
  Repayments of Federal Home Loan Bank advances               (459,197)    (507,972)     (1,667,895)     (1,315,767)
  Proceeds from agreements to repurchase securities          1,205,285    2,400,087       3,506,242       3,107,074
  Repayments of agreements to repurchase securities         (1,208,595)  (2,106,600)     (3,512,319)     (2,991,714)
  Decrease in federal funds purchased                         (270,000)         -0-             -0-             -0-
  Increase in bank notes                                       634,923          -0-         634,923             -0-
  Repayment of subordinated debt                                   -0-          -0-             -0-        (100,000)
  Dividends on common stock                                     (9,920)      (8,288)        (19,824)        (16,694)
  Exercise of stock options                                      6,702        2,494           8,931           3,681
  Purchase and retirement of Company stock                         -0-      (17,507)            -0-        (109,297)
                                                          -------------  -----------   ------------    ------------
    Net cash provided by financing activities                  502,058    3,030,164       1,275,648       6,221,225
                                                          -------------  -----------   ------------    ------------
Net Increase (Decrease) in Cash                                 75,918      (23,225)         89,160         (79,351)
Cash at beginning of period                                    363,672      277,667         350,430         333,793
                                                          -------------  -----------   ------------    ------------
Cash at end of period                                      $   439,590   $  254,442     $   439,590     $   254,442
                                                          =============  ===========   ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                               $   713,127   $  587,439     $ 1,502,524     $ 1,074,974
    Income taxes                                               186,100       84,818         194,856          85,165
  Cash received for interest and dividends                   1,105,489      875,027       2,239,279       1,641,946
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate         190,117        8,426         202,113          16,447
    Loans transferred to foreclosed real estate                  8,806        9,382          16,706          21,112
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                             -0-    3,249,414       2,995,949       3,562,114
    Loans securitized into mortgage-backed securities
        with recourse held to maturity recorded as loans
        receivable per SFAS 140                              3,004,577          -0-       3,004,577             -0-


(a) Includes a decrease of $626 million of wholesale deposits for the quarter ended June 30, 2001 and a decrease of $750 million of wholesale deposits for the quarter ended June 30, 2000. Includes a decrease of $66 million of wholesale deposits for the six months ended June 30, 2001 and a decrease of $600 million of wholesale deposits for the six months ended June 30, 2000.

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                              For the Six Months Ended June 30, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                  Additional                      Other              Total
                                       Common       Paid-in      Retained     Comprehensive      Stockholders'      Comprehensive
                                       Stock        Capital      Earnings        Income              Equity             Income
                                     -----------  ------------  ------------ -----------------  -----------------  -----------------
Balance at January 1, 2001             $ 15,841     $ 151,458   $ 3,287,325      $    232,663       $  3,687,287
Comprehensive income:
  Net earnings                              -0-           -0-       378,990               -0-            378,990       $    378,990
  Change in unrealized gains on
    securities available for sale,
    net of tax                              -0-           -0-           -0-            (3,254)            (3,254)            (3,254)
                                                                                                                   -----------------
    Comprehensive Income                                                                                               $    375,736
                                                                                                                   =================
Common stock issued upon
  exercise of stock options                  47         8,884           -0-               -0-              8,931
Cash dividends on common
  stock ($.125 per share)                   -0-           -0-       (19,824)              -0-            (19,824)
                                     -----------  ------------  ------------ -----------------  -----------------
Balance at June 30, 2001               $ 15,888     $ 160,342   $ 3,646,491      $    229,409       $  4,052,130
                                     ===========  ============  ============ =================  =================



                                                                     For the Six Months Ended June 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                   Additional                        Other             Total
                                         Common      Paid-in       Retained      Comprehensive     Stockholders'     Comprehensive
                                         Stock       Capital       Earnings          Income            Equity            Income
                                       ----------  ------------  ------------  ------------------  --------------   ----------------
Balance at January 1, 2000             $  16,136     $ 135,555   $ 2,885,346        $    157,817     $ 3,194,854
Comprehensive income:
 Net earnings                                -0-           -0-       259,196                 -0-         259,196      $    259,196
 Change in unrealized gains on
   securities available for sale,
   net of tax                                -0-           -0-           -0-             (22,029)        (22,029)          (22,029)
                                                                                                                    ----------------
   Comprehensive Income                                                                                               $    237,167
                                                                                                                    ================
Common stock issued upon
   exercise of stock options                  26         3,655           -0-                 -0-           3,681
Purchase and retirement of
   Company stock                            (367)          -0-      (108,930)                -0-        (109,297)
Cash dividends on common
   stock ($.105 per share)                   -0-           -0-       (16,694)                -0-         (16,694)
                                       ----------  ------------  ------------  ------------------  --------------
Balance at June 30, 2000               $  15,795     $ 139,210   $ 3,018,918        $    135,788     $ 3,309,711
                                       ==========  ============  ============  ==================  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2000, as well as material changes in results of operations during the three and six month periods ended June 30, 2001 and 2000, respectively.

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

     This report may contain certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, forward-looking statements are subject to change. Actual results may differ materially from the results discussed in forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report on Form 10-K.

     During the fourth quarter of 2000, World Savings Bank, a State Savings Bank
(WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the Federal Deposit Insurance Corporation (FDIC) to a federally chartered savings bank regulated by the Office of Thrift Supervision (OTS). WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX). On December 1, 2000, Golden West contributed WTX to World Savings Bank, FSB (WSB) and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association
(WSL), formerly a wholly owned subsidiary of Golden West, was merged into WSB. The reorganization of these subsidiaries had no affect on the Golden West consolidated financial statements as of December 31, 2000 or June 30, 2000.


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued September 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has elected not to use permitted hedge accounting for the derivative financial instruments in portfolio on June 30, 2001, the changes in fair value of these instruments are reflected in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives".

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 will result in securitized loans being recorded as loans receivable.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company does not expect the adoption of SFAS 142 for its fiscal year beginning January 1, 2002 to have a material effect on its financial statements.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                 June 30        December 31         June 30
                                                                   2001             2000             2000
                                                               -------------   ---------------   --------------
      Assets                                                   $ 57,431,543    $ 55,703,969     $ 48,847,884
      Loans receivable including mortgage-backed securities      53,725,026      52,343,133       45,816,275
      Deposits                                                   31,491,959      30,047,919       27,726,782
      Stockholders' equity                                        4,052,130       3,687,287        3,309,711

      Stockholders' equity/total assets                               7.06%           6.62%            6.78%
      Book value per common share                              $      25.50    $      23.28     $      20.95
      Common shares outstanding                                 158,876,757     158,410,137      157,948,933

      Yield on loan portfolio                                         7.53%           8.05%            7.53%
      Yield on mortgage-backed securities                             7.54%           7.98%            7.49%
      Yield on investments                                            5.50%           7.12%            7.76%
      Yield on earning assets                                         7.52%           8.02%            7.52%
      Cost of deposits                                                4.80%           5.52%            5.11%
      Cost of borrowings                                              4.62%           6.66%            6.43%
      Cost of funds                                                   4.73%           5.99%            5.61%
      Yield on earning assets less cost of funds                      2.79%           2.03%            1.91%

      Ratio of nonperforming assets to total assets                    .53%            .43%             .45%
      Ratio of troubled debt restructured to total assets              .00%            .00%             .01%

      Loans serviced for others with recourse                  $  2,124,614    $  1,915,672     $  1,993,278
      Loans serviced for others without recourse                  1,366,016         983,407        1,009,793

      World Savings Bank, FSB (WSB)(a)
        Total assets                                           $ 57,423,598    $ 55,695,385     $ 44,856,959
        Net worth                                                 4,267,107       3,885,705        2,713,085
        Net worth/total assets                                        7.43%           6.98%            6.05%
        Regulatory capital ratios:(b)
          Core capital                                                7.07%           6.60%            6.05%
          Risk-based capital                                         13.19%          12.44%           10.98%
      World Savings Bank, FSB Texas(WTX)
        Total assets                                           $  5,733,238    $  5,398,772     $  4,516,249
        Net worth                                                   293,387         288,409          233,350
        Net worth/total assets                                        5.12%           5.34%            5.17%
        Regulatory capital ratios:(b)
          Core capital                                                5.12%           5.34%               --
          Risk-based capital                                         25.57%          26.69%               --

(a) Figures for WSB as of June 30, 2000 have not been restated for WSB's merger with WSL in December 2000.
(b)  For regulatory purposes, the requirements to be considered
     "well-capitalized" are 5.0% and 10.0% for core and risk-based capital, respectively. Prior to December 2000, WTX was not regulated by the OTS and, therefore, these ratios were not applicable.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                          Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                     ------------------------------   ------------------------------
                                                           2001             2000            2001            2000
                                                     -------------    -------------   -------------   --------------
New real estate loans originated                      $ 5,628,720      $ 5,675,604     $ 9,422,730      $ 9,442,015
New adjustable rate mortgages as a percentage of
  new real estate loans originated                         83.31%           96.47%          85.33%           96.43%
Refinances as a percentage of new real estate
  loans originated                                         58.20%           31.14%          55.52%           33.91%

Deposits increase (decrease)(a)                       $   135,000      $  (247,470)    $ 1,444,040      $    11,872

Net earnings before cumulative effect of
  accounting change                                   $   208,929      $   133,262     $   385,008      $   259,196
Net earnings                                              208,929          133,262         378,990          259,196
Basic earnings per share before cumulative effect
  of accounting change                                       1.32              .84            2.43             1.63
Basic earnings per share                                     1.32              .84            2.39             1.63
Diluted earnings per share before cumulative effect
  of accounting change                                       1.30              .84            2.40             1.62
Diluted earnings per share                                   1.30              .84            2.36             1.62

Cash dividends on common stock                        $     .0625      $     .0525     $      .125      $      .105
Average common shares outstanding                     158,724,536      157,999,885     158,602,033      158,979,248
Average diluted common shares outstanding             160,968,179      159,593,955     160,771,429      160,227,370

Ratios:(b)
  Net earnings before accounting change/
    average net worth (ROE)                                21.19%           16.32%          20.01%           16.00%
  Net earnings before accounting change/
    average assets (ROA)                                    1.47%            1.13%           1.36%            1.15%
  Net interest income/average assets
    (Net interest margin)                                   2.83%            2.39%           2.71%            2.44%
  General and administrative expense/average assets          .88%             .87%            .86%             .90%
  Efficiency ratio(c)                                      26.61%           31.95%          27.68%           32.45%

(a) Includes a decrease of $626 million of wholesale deposits for the quarter ended June 30, 2001 and a decrease of $750 million of wholesale deposits for the quarter ended June 30, 2000. Includes a decrease of $66 million of wholesale deposits for the six months ended June 30, 2001 and a decrease of $600 million of wholesale deposits for the six months ended June 30, 2000.
(b) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six-month period and dividing by four and seven, respectively.
(c) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

Financial Condition

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 2001, December 31, 2000, and June 30, 2000. The reader is referred to page 45 of the Company's 2000 Annual Report on Form 10-K for similar information for the years 1997 through 2000 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                    June 30          December 31        June 30
                                                      2001               2001             2000
                                                  -----------      --------------     -----------
Assets
   Cash and investments                                  1.9%               2.0%           1.6%
   Loans receivable including mortgage-backed
     securities                                         93.5               94.0            93.8
   Other assets                                          4.6                4.0             4.6
                                                  -----------      --------------     -----------
                                                       100.0%             100.0%          100.0%
                                                  ===========      ==============     ===========
Liabilities and Stockholders' Equity
   Deposits                                             54.8%              54.0%           56.8%
   Federal Home Loan Bank advances                      33.0               35.4            31.2
   Securities sold under agreements to repurchase        1.5                1.5             2.4
   Bank notes                                            1.1                0.0             0.0
   Subordinated debt                                     1.0                1.1             1.4
   Other liabilities                                     1.5                1.4             1.4
   Stockholders' equity                                  7.1                6.6             6.8
                                                  -----------      --------------     -----------
                                                       100.0%             100.0%          100.0%
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

     The following gap table shows that, as of June 30, 2001, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in any month reflects the actual Golden West Cost of Savings at the level it was one month prior. For more information on how these lags effect net interest income, see page 26.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 2001
                              (Dollars in Millions)

                                                                Projected Repricing (a)
                                       --------------------------------------------------------------------------
                                          0 - 3          4 - 12           1 - 5         Over 5
                                         Months          Months           Years          Years          Total
                                       -----------    -------------    -----------    -----------    ------------
Interest-Earning Assets
  Investments                             $    671        $     -0-       $    -0-       $      1       $     672
  Mortgage-backed securities                16,962              180            541            531          18,214
  Loans receivable:
    Rate-sensitive                          31,092            1,910            426            -0-          33,428
    Fixed-rate                                  55              155            589          1,145           1,944
  Other(b)                                   1,446              -0-            -0-            -0-           1,446
  Impact of interest rate swaps                376               75           (451)           -0-             -0-
                                       -----------    -------------    -----------    -----------    ------------
Total                                     $ 50,602        $   2,320       $  1,105       $  1,677       $  55,704
                                       ===========    =============    ===========    ===========    ============
Interest-Bearing Liabilities
  Deposits(c)                             $ 19,210        $  10,216       $  2,035       $     31       $  31,492
  FHLB advances                             17,400            1,055            104            386          18,945
  Other borrowings                           1,486              200            400            -0-           2,086
  Impact of interest rate swaps                103              -0-           (103)           -0-             -0-
                                       -----------    -------------    -----------    -----------    ------------
Total                                     $ 38,199        $  11,471       $  2,436       $    417       $  52,523
                                       ===========    =============    ===========    ===========    ============

Repricing gap                             $ 12,403        $  (9,151)      $ (1,331)      $  1,260
                                       ===========    =============    ===========    ===========
Cumulative gap                            $ 12,403        $   3,252       $  1,921       $  3,181
                                       ===========    =============    ===========    ===========
Cumulative gap as a percentage of
    total assets                             21.6%             5.7%           3.3%
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

Cash and Investments

     At June 30, 2001, December 31, 2000, and June 30, 2000, the Company had securities available for sale in the amount of $672 million, $393 million and $235 million, respectively, including unrealized gains on securities available for sale of $377 million, $382 million, and $223 million, respectively. At June 30, 2001, December 31, 2000, and June 30, 2000, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit securities (MBS-REMICs). Because the Company currently retains all of the beneficial interest in these MBS and MBS-REMIC securitizations and because the securitizations meet all the requirements for separate security recognition, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see page 7 for further discussion). Additionally, from time to time, the Company purchases MBS. MBS, MBS-REMICs and securitized loans are available to be used as collateral for borrowings.

     At June 30, 2001, December 31, 2000, and June 30, 2000, the balance of loans receivable including mortgage backed securities was $53.7 billion, $52.3 billion, and $45.8 billion, respectively. Included in the $53.7 billion at June 30, 2001 was $6.4 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $11.3 billion of MBS-REMICs, $3.0 billion of securitized loans, and $556 million of purchased MBS. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $45.8 billion at June 30, 2000 was $5.0 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $8.6 billion of MBS-REMICs, and $481 million of purchased MBS.

     Mortgage-Backed Securities

     At June 30, 2001, December 31, 2000, and June 30, 2000, the Company had MBS held to maturity in the amount of $18.0 billion, $18.5 billion, and $14.1 billion, respectively. The increase in MBS from June 30, 2000 to June 30, 2001 was due to the securitization of $3.3 billion of adjustable rate mortgages
(ARMs) into FNMA MBS and the securitization of $2.6 billion of ARMs into MBS-REMICs during the last six months of 2000. In addition, the Company securitized $3.0 billion of ARMs into MBS-REMICs during the first six months of 2001. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     At June 30, 2001, December 31, 2000, and June 30, 2000, the Company had MBS available for sale in the amount of $219 million, $70 million, and $71 million, respectively, including unrealized gains on MBS available for sale of $24 thousand at June 30, 2001, and $1 million at December 31, 2000 and June 30, 2000. At June 30, 2001, December 31, 2000, and June 30, 2000, the Company had no trading MBS.

     Repayments of MBS during the second quarter and first six months of 2001 were $2.1 billion and $3.1 billion, respectively, compared to $547 million and $1.0 billion during the same periods of 2000. MBS repayments were higher during the first six months of 2001 as compared to the first six months of 2000 due to an increase in the prepayment rate as well as an increase of the balance of MBS outstanding.

     Securitized Loans

     At June 30, 2001, the Company had $3.0 billion of loans that were securitized during the second quarter of 2001. These loans are classified as loans receivable on the statement of financial position.

     Loans

     New loan originations for the three and six months ended June 30, 2001 amounted to $5.6 billion and $9.42 billion, respectively, compared to $5.7 billion and $9.44 billion for the same periods in 2000. The volume of originations during 2001 was comparable to the 2000 volume due to a continued strong demand for mortgage loans. The decrease in interest rates over the past 12 months led to an increase in refinance activity nationwide. Refinanced loans constituted 58% and 56%, respectively, of new loan originations for the three and six months ended June 30, 2001, compared to 31% and 34% for the three and six months ended June 30, 2000.

     First mortgages originated for sale amounted to $640 million and $840 million for the three and six months ended June 30, 2001, compared to $21 million and $45 million for the same periods in 2000. During the second quarter and first six months of 2001, $190 million and $202 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $8 million and $16 million for the same periods in 2000. The Company continues to sell most of its new and converted fixed-rate loans. For the three and six months ended June 30, 2001, the Company sold $672 million and $887 million, respectively, of fixed-rate first mortgage loans compared to $27 million and $73 million for the same periods in 2000.

     At June 30, 2001, the Company had lending operations in 35 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and six months ended June 30, 2001, 71% of total loan originations were on residential properties in California compared to 60% and 61% for the same periods in 2000. The five largest states, other than California, for originations for the six months ended June 30, 2001, were Florida, Texas, Colorado, Washington, and New Jersey with a combined total of 15% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 64% at June 30, 2001 compared to 63% at December 31, 2000 and at June 30, 2000. Of the 64% at June 30, 2001, 51.6% were in Northern California and 48.4% were in Southern California.

     Golden West originates ARMs tied primarily to the Golden West Cost of Savings Index (COSI) and the Eleventh District Cost of Funds Index (COFI), and occasionally originates ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2001 and 2000.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                     Three Months Ended               Six Months Ended
                           June 30                         June 30
                 ----------------------------    ----------------------------
  ARM Index          2001            2000            2001            2000
---------------- ------------    ------------    ------------    ------------
COSI             $ 2,435,626     $ 1,758,896     $ 4,671,870     $ 2,866,783
COFI               2,253,906       3,507,389       3,368,145       5,836,576
TCM                      -0-         209,148             -0-         401,559
                 ------------    ------------    ------------    ------------
                 $ 4,689,532     $ 5,475,433     $ 8,040,015     $ 9,104,918
                 ============    ============    ============    ============

     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at June 30, 2001, December 31, 2000, and June 30, 2000.

                                     TABLE 4

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

                   June 30         December 31        June 30
   ARM Index         2001             2000              2000
--------------   -------------   ----------------   -------------
COSI             $ 22,205,572       $ 20,460,242    $ 14,428,092
COFI               26,736,755         27,405,401      26,874,901
TCM                 1,174,994          1,457,232       1,538,953
Other                 233,926            182,778         149,656
                 -------------   ----------------   -------------
                 $ 50,351,247       $ 49,505,653    $ 42,991,602
                 =============   ================   =============

     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first six months of 2001, 12% of loans originated exceeded 80% of the appraised value of the secured property, including $151 million of firsts and $1.0 billion of combined firsts and seconds. For the first six months of 2000, 20% of loans originated were in excess of 80% of the appraised value of the residence.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $40 million and $100 million for the second quarter and first six months of 2001 as compared to $36 million and $62 million for the same periods in 2000. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and six months ended June 30, 2001 and 2000.

                                     TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                      Three Months Ended            Six Months Ended
                                            June 30                      June 30
                                   --------------------------   --------------------------
                                      2001          2000           2001          2000
                                   -----------   ------------   -----------  -------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                  $  65,812     $   28,113    $  101,564    $    46,050
    With no insurance                  29,369        100,725        49,365        166,623
                                   -----------   ------------   -----------  -------------
                                       95,181        128,838       150,929        212,673
                                   -----------   ------------   -----------  -------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance               300,969        765,892       534,987      1,197,229
    With no insurance                 297,974        282,261       481,290        504,165
                                   -----------   ------------   -----------  -------------
                                      598,943      1,048,153     1,016,277      1,701,394
                                   -----------   ------------   -----------  -------------

    Total                           $ 694,124    $ 1,176,991    $1,167,206    $ 1,914,067
                                   ===========   ============   ===========  =============

     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at June 30, 2001 and 2000.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                               As of June 30
                                        -----------------------------
                                           2001             2000
                                        ------------    -------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                      $   404,813      $   371,260
    With no insurance                       672,187          892,275
                                        ------------    -------------
                                          1,077,000        1,263,535
                                        ------------    -------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                   1,323,985        1,787,737
    With no insurance                       532,637          488,469
                                        ------------    -------------
                                          1,856,622        2,276,206
                                        ------------    -------------

    Total                               $ 2,933,622      $ 3,539,741
                                        ============    =============

     The following tables show the Company's loan portfolio by state at June 30, 2001 and 2000.

                                     TABLE 7

                             Loan Portfolio by State
                                  June 30, 2001
                             (Dollars in thousands)

                               Residential
                               Real Estate                             Commercial                            Loans
                      -------------------------------                     Real             Total           as a % of
      State               1 - 4              5+            Land          Estate           Loans(a)         Portfolio
-------------------   ---------------   -------------    ----------   --------------   --------------    ---------------
California               $30,640,474     $ 3,404,325        $   99       $   22,580      $34,067,478           63.99%
Florida                    2,632,552          17,699           -0-              208        2,650,459            4.98
Texas                      2,101,291          65,593           191              982        2,168,057            4.07
New Jersey                 1,978,178             -0-           -0-            2,111        1,980,289            3.72
Washington                 1,074,793         611,148           -0-              -0-        1,685,941            3.17
Illinois                   1,439,747         115,959           -0-              -0-        1,555,706            2.92
Colorado                   1,244,450         186,905           -0-            4,596        1,435,951            2.70
Pennsylvania               1,042,117           1,250           -0-              149        1,043,516            1.96
Arizona                    1,008,579          15,747           -0-               14        1,024,340            1.92
Other (b)                  5,561,591          62,441            14            4,228        5,628,274           10.57
                      ---------------   -------------    ----------   --------------   --------------    ------------
  Totals                 $48,723,772     $ 4,481,067        $  304       $   34,868       53,240,011          100.00%
                      ===============   =============    ==========   ==============                     ============

SFAS 91 deferred loan costs                                                                  162,358
Loan discount on purchased loans                                                              (1,259)
Undisbursed loan funds                                                                        (6,169)
Allowance for loan losses                                                                   (245,078)
Loans to facilitate (LTF) interest reserve                                                      (183)
Troubled debt restructured (TDR) interest reserve                                                 (8)
Loans on deposits                                                                             19,266
                                                                                       --------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                                         53,168,938
Loans securitized into FNMA MBS and MBS-REMICs                                           (17,657,738)(c)
                                                                                       --------------
  Total loans receivable                                                                $ 35,511,200
                                                                                       ==============

(a) The Company has no commercial loans other than commercial real estate loans.
(b) All states included in other have total loan balances with less than 2% of total loans.
(c) The above schedule includes the June 30, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.


                                     TABLE 8

                             Loan Portfolio by State
                                  June 30, 2000
                             (Dollars in thousands)

                                Residential
                                Real Estate                            Commercial                             Loans
                       ------------------------------                     Real             Total            as a % of
        State              1 - 4             5+            Land          Estate           Loans(a)          Portfolio
  -------------------  --------------   -------------    ----------   --------------   --------------     --------------
  California            $ 25,362,479     $ 3,395,439        $  174        $  25,248     $ 28,783,340           63.35%
  Florida                  2,176,946          14,753           -0-              415        2,192,114            4.82
  Texas                    1,842,343          54,591           307            1,136        1,898,377            4.18
  New Jersey               1,623,540             -0-           -0-            2,983        1,626,523            3.58
  Washington                 899,414         526,412           -0-              -0-        1,425,826            3.14
  Illinois                 1,376,204         119,021           -0-              -0-        1,495,225            3.29
  Colorado                 1,162,879         182,164           -0-            5,102        1,350,145            2.97
  Pennsylvania               917,792           3,105           -0-            2,453          923,350            2.03
  Arizona                    974,528          18,236           -0-              -0-          992,764            2.18
  Other (b)                4,706,240          42,137            46            5,139        4,753,562           10.46
                       --------------   -------------    ----------   --------------   --------------     -----------
    Totals              $ 41,042,365     $ 4,355,858        $  527        $  42,476       45,441,226          100.00%
                       ==============   =============    ==========   ==============                      ===========

  SFAS 91 deferred loan costs                                                                117,551
  Loan discount on purchased loans                                                            (1,728)
  Undisbursed loan funds                                                                      (6,891)
  Allowance for loan losses                                                                 (234,834)
  Loans to facilitate (LTF) interest reserve                                                    (258)
  Troubled debt restructured (TDR) interest reserve                                             (496)
  Loans on deposits                                                                           20,538
                                                                                       --------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                       45,335,108
  Loans securitized into FNMA MBS and MBS-REMICs                                         (13,651,191)(c)
                                                                                       --------------
    Total loans receivable                                                              $ 31,683,917
                                                                                       ==============

(a) The Company has no commercial loans other than commercial real estate loans.
(b) All states included in other have total loan balance less than 2% of total loans.
(c) The above schedule includes the June 30, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at June 30, 2001 compared to 95% at December 31, 2000, and 94% at June 30, 2000. The Company's ARM originations constituted 85% of new mortgage loans made for the first half of 2001 compared to 96% for the first half of 2000.

     During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs before any reduction for loan servicing fees) was 12.25% or 4.60% above the actual weighted average rate at June 30, 2001, versus 12.35% or 4.81% above the weighted average rate at June 30, 2000.

     Approximately $5.0 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2001, $323 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.74% at June 30, 2001 compared to 7.76% at June 30, 2000. Without the floor, the average rate on these loans would have been 7.19% at June 30, 2001 and 7.30% at June 30, 2000.

     Loan repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 2001, loan repayments were $2.6 billion and $4.3 billion, respectively, compared to $1.2 billion and $2.1 billion in the same periods of 2000. The increase in loan repayments was primarily due to an increase in loan payoffs in the first half of 2001.

Mortgage Servicing Rights

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 2001 and 2000.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                               Three Months Ended           Six Months Ended
                                                                     June 30                     June 30
                                                            ------------------------    ------------------------
                                                                2001         2000          2001          2000
                                                            -----------   ----------    ----------    ----------
 Beginning balance of capitalized mortgage servicing rights   $ 29,970     $ 35,096      $ 28,355      $ 37,295
 New capitalized mortgage servicing rights from loan sales       9,176          663        13,458         1,485
 Amortization of capitalized mortgage servicing rights          (3,037)      (3,064)       (5,704)       (6,085)
                                                            -----------   ----------    ----------    ----------
 Ending balance of capitalized mortgage servicing rights      $ 36,109     $ 32,695      $ 36,109      $ 32,695
                                                            ===========   ==========    ==========    ==========


     The book value of Golden West's servicing rights did not exceed the fair value at June 30, 2001 or 2000 and, therefore, no write-down of the servicing rights was necessary.

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

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                             June 30       December 31      June 30
                                               2001           2000            2000
                                            -----------   --------------   -----------
Non-accrual loans                            $ 295,537       $  231,155     $ 210,127
Real estate acquired through foreclosure         7,733            8,061         9,156
Real estate in judgment                            739              200           452
                                            -----------   --------------   -----------
Total nonperforming assets                   $ 304,009       $  239,416     $ 219,735
                                            ===========   ==============   ===========

TDRs                                         $     127       $    1,933     $   4,053
                                            ===========   ==============   ===========

Ratio of NPAs to total assets                     .53%             .43%          .45%
                                            ===========   ==============   ===========

Ratio of TDRs to total assets                     .00%             .00%          .01%
                                            ===========   ==============   ===========

Ratio of NPAs and TDRs to total assets            .53%             .43%          .46%
                                            ===========   ==============   ===========

     The increase in NPAs during the first six months of 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the slowing economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $2 million and $5 million for the three and six months ended June 30, 2001 compared to $1 million and $2 million for the same periods in 2000. Interest foregone on TDRs amounted to $13 thousand and $39 thousand for the three and six months ended June 30, 2001, compared to $46 thousand and $112 thousand for the three and six months ended June 30, 2000.

     The tables on the following page show the Company's nonperforming assets by state as of June 30, 2001 and 2000.



                                    TABLE 11

                          Nonperforming Assets by State
                                  June 30, 2001
                             (Dollars in thousands)

                             Non-Accrual Loans(a)                      Foreclosed Real Estate
                   ------------------------------------------   -------------------------------------
                         Residential            Commercial                                Commercial                      NPAs as
                         Real Estate               Real              Residential             Real           Total          a % of
     State           1 - 4          5+            Estate          1 - 4          5+         Estate         NPAs (b)        Loans
----------------   -----------   ----------   ---------------   ----------   ---------   ------------    -----------   -----------
California          $ 144,941      $   772          $    667      $ 1,506    $    -0-       $    -0-      $147,886           .43%
Florida                28,437          -0-                81          265         -0-            -0-        28,783          1.09
Texas                  14,453          -0-               -0-          974         -0-            -0-        15,427           .71
New Jersey             17,662          -0-               -0-          579         -0-            -0-        18,241           .92
Washington              7,385          -0-               -0-          -0-         -0-            -0-         7,385           .44
Illinois               13,801          -0-               -0-          420         194            -0-        14,415           .93
Colorado                3,378          -0-               -0-          -0-         -0-            -0-         3,378           .24
Pennsylvania           13,623          -0-               -0-        1,388         -0-            -0-        15,011          1.44
Arizona                 5,522          -0-               -0-          249         -0-            -0-         5,771           .56
Other (c)              44,517          298               -0-        3,143         -0-            -0-        47,958           .85
                   -----------   ----------   ---------------   ----------   ---------   ------------    -----------   -----------
  Totals            $ 293,719      $ 1,070          $    748      $ 8,524    $    194       $    -0-       304,255           .57%
                   ===========   ==========   ===============   ==========   =========   ============

FRE general valuation allowance                                                                               (246)         (.00)
                                                                                                         -----------   -----------
Total nonperforming assets                                                                                $304,009           .57%
                                                                                                         ===========   ===========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The June 30, 2001 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c) All states included in other have total loan balances with less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                                  June 30, 2000
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                   Foreclosed Real Estate
                   -----------------------------------------   ---------------------------------
                         Residential            Commercial                            Commercial                   NPAa as
                         Real Estate               Real            Residential           Real         Total         a % of
     State           1 - 4           5+           Estate        1 - 4          5+       Estate        NPAs(b)        Loans
-----------------  -----------    ---------    -------------   ---------   --------   ----------   -----------   -----------
California          $ 114,337       $  528         $    668     $ 4,548      $ -0-      $   -0-     $ 120,081           .42%
Florida                16,757          -0-              178          78        -0-          -0-        17,013           .78
Texas                   8,759          -0-              -0-         670        -0-          -0-         9,429           .50
New Jersey             13,516          -0-              383         689        -0-          284        14,872           .91
Washington              2,887          -0-              -0-         118        -0-          -0-         3,005           .21
Illinois               10,938          215              -0-         470        -0-          -0-        11,623           .78
Colorado                2,129          -0-              -0-         196        -0-          -0-         2,325           .17
Pennsylvania            9,682          -0-              -0-       1,044        -0-          -0-        10,726          1.16
Arizona                 4,575          -0-              -0-         -0-        -0-          -0-         4,575           .46
Other (c)              24,491           84              -0-       1,256        -0-          508        26,339           .55
                   -----------    ---------    -------------   ---------   --------   ----------   -----------   -----------
  Totals            $ 208,071       $  827         $  1,229     $ 9,069      $ -0-      $   792       219,988           .48
                   ===========    =========    =============   =========   ========   ==========

FRE general valuation allowance                                                                          (253)         (.00)
                                                                                                   -----------   -----------
Total nonperforming assets                                                                           $219,735           .48%
                                                                                                   ===========   ===========

(a) Non-accruals loans are 90 days or more past due and have no unpaid interest accrued.
(b) The June 30, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c) All states included in other have total loan balance less than 2% of total loans.

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

     The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30                      June 30
                                                                -------------------------    -------------------------
                                                                   2001          2000           2001          2000
                                                                -----------   -----------    -----------   -----------
     Beginning allowance for loan losses                         $ 237,964     $ 233,016      $ 236,708     $ 232,134
     Provision for losses charged to expense                         5,641         3,842          8,824         4,811
     Less loans charged off                                           (726)         (269)          (755)         (620)
     Recoveries                                                         35           104            168           181
     Net transfer of allowance (to) from recourse liability          2,164        (1,859)           133        (1,672)
                                                                -----------   -----------    -----------   -----------
     Ending allowance for loan losses                            $ 245,078     $ 234,834      $ 245,078     $ 234,834
                                                                ===========   ===========    ===========   ===========

     Ratio of net chargeoffs (recoveries) to average loans
       outstanding (including MBS with recourse
       and MBS-REMIC)                                                 .01%          .00%           .00%          .00%
                                                                ===========   ===========    ===========   ===========
     Ratio of allowance for loan losses to total loans
       (including MBS with recourse and MBS-REMICs)                                                .46%          .52%
                                                                                             ===========   ===========
     Ratio of allowance for loan losses to nonperforming assets                                   80.6%        106.9%
                                                                                             ===========   ===========


Deposits

     The Company raises deposits through its retail branch system as well as through the capital markets.

     Retail deposits increased during the second quarter of 2001 by $761 million, including interest credited of $334 million, compared to an increase of $503 million, including interest credited of $301 million in the second quarter of 2000. Retail deposits increased during the first half of 2001 by $1.5 billion, including interest credited of $682 million, compared to an increase of $612 million, including interest credited of $568 million in the first half of 2000. Retail deposits increased during the first six months of 2001 due to marketing efforts and interest credited. The increase in 2000 was primarily due to interest credited. At June 30, 2001 and 2000, transaction accounts (which include checking, passbook, and money market accounts) represented 28% and 31%, respectively, of the total balance of deposits.

     The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of June 30, 2001 and December 31, 2000, included $119 million and $185 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at June 30, 2000.

     The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 2001 and 2000.

                                    TABLE 14

                                    Deposits
                              (Dollars in Millions)

                                                                                 June 30
                                                           ---------------------------------------------------
                                                                     2001                       2000
                                                           ------------------------   ------------------------
                                                             Rate*         Amount       Rate*        Amount
                                                           ---------    -----------   ------------------------
    Deposits by rate:
      Interest-bearing checking accounts                       3.55%      $     94        2.93%      $    116
      Interest-bearing checking accounts swept
        into money market deposit accounts                     3.29          3,577        3.45          3,157
      Passbook accounts                                        1.42            452        1.48            469
      Money market deposit accounts                            4.10          4,548        4.27          4,739
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      4.92         13,166        5.75          9,129
        1 to 2 years                                           5.73          6,406        5.64          6,922
        2 to 3 years                                           5.61          1,434        5.52          1,400
        3 to 4 years                                           5.68            537        5.60            431
        4 years and over                                       5.88            680        5.90            655
      Retail jumbo CDs                                         5.39            479        5.56            709
      Wholesale CDs                                            4.70            119        0.00            -0-
                                                                        -----------               ------------
                                                                          $ 31,492                   $ 27,727
                                                                        ===========               ============


                                                                            2001                      2000
                                                                        -----------               ------------
    Deposits by remaining maturity:
        No contractual maturity                                3.62%      $  8,671        3.79%      $  8,481
        Maturity within one year                               5.22         20,755        5.64         16,396
        1 to 5 years                                           5.50          2,035        6.00          2,818
        Over 5 years                                           5.48             31        5.24             32
                                                                        -----------               ------------
                                                                          $ 31,492                   $ 27,727
                                                                        ===========               ============

     * Weighted average interest rate, including the impact of interest rate swaps.

     At June 30, the weighted average cost of deposits was 4.80% (2001) and 5.11% (2000).

Advances from Federal Home Loan Banks

     The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.9 billion at June 30, 2001, compared to $19.7 billion at December 31, 2000, and $15.2 billion at June 30, 2000, respectively.

Securities Sold Under Agreements to Repurchase

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $851 million, $857 million, and $1.2 billion at June 30, 2001, December 31, 2000, and June 30, 2000, respectively.

Other Borrowings

     At June 30, 2001, Golden West, at the holding company level, had principal amounts outstanding of $600 million of subordinated debt issued and outstanding. As of June 30, 2001, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. In August 2001, the Company issued $200 million of five-year senior debt in connection with the aforementioned registration statement.

     In November 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of June 30, 2001, WSB had not issued any notes under this authority.


Stockholders' Equity

     The Company's stockholders' equity increased by $365 million during the first six months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $115 million during the first six months of 2000 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $109 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at June 30, 2001, December 31, 2000, and June 30, 2000 were $229 million, $233 million, and $136 million, respectively.

     Since 1993, through four separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 44.7 million shares of Golden West's common stock. During the first six months of 2001, the Company did not repurchase any shares. As of June 30, 2001, 42.9 million shares had been repurchased and retired at a cost of $915 million since October 1993. Dividends from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

     The OTS requires federally insured institutions such as WSB and WTX to meet certain minimum capital requirements. The following table shows WSB's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 2001 and 2000. The June 30, 2000 numbers are as reported to the OTS and have not been restated because the OTS did not require them to be restated to reflect the reorganization that took place in 2000 as discussed on page 6.

                                    TABLE 15

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                             June 30, 2001                                    June 30, 2000
             ----------------------------------------------   -----------------------------------------------
                    ACTUAL                 REQUIRED                  ACTUAL                  REQUIRED
             ----------------------  ----------------------   ----------------------   ----------------------
              Capital      Ratio      Capital       Ratio      Capital      Ratio       Capital      Ratio
             ----------   ---------  -----------   --------   -----------  ---------   -----------  ---------
Tangible     $4,038,042     7.07%     $  856,399     1.50%    $ 2,713,085     6.05%     $  672,890    1.50%
Core          4,038,042     7.07       2,283,732     4.00       2,713,085     6.05       1,794,373    4.00
Risk-based    4,376,473    13.19       2,653,570     8.00       2,877,950    10.98       2,097,301    8.00

     The following table shows WTX's current regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 2001.

                                    TABLE 16

                          World Savings Bank, FSB Texas
                            Regulatory Capital Ratios
                             (Dollars in thousands)

                              June 30, 2001
             ------------------------------------------------
                     ACTUAL                  REQUIRED
             -----------------------   ----------------------
              Capital       Ratio       Capital      Ratio
             -----------   ---------   -----------  ---------
Tangible      $ 293,387     5.12%       $  86,003     1.50%
Core            293,387     5.12          229,341     4.00
Risk-based      293,388    25.57           91,799     8.00

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether a savings bank falls into a certain classification depends primarily on its capital ratios. As the following two tables show, as of June 30, 2001, WSB and WTX exceeded the qualifications for well-capitalized institutions under the rules applicable to them.

                                    TABLE 17

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                           ACTUAL                    WELL-CAPITALIZED
                    ----------------------      ----------------------------
                     Capital       Ratio         Capital           Ratio
                    ----------     -------      -----------      -----------
Leverage           $ 4,038,042       7.07%     $ 2,854,665          5.00%
Tier 1 risk-based    4,038,042      12.17        1,990,178          6.00
Total risk-based     4,376,473      13.19        3,316,963         10.00

                                    TABLE 18

                          World Savings Bank, FSB Texas
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)

                          ACTUAL                   WELL-CAPITALIZED
                   ----------------------     ----------------------------
                    Capital       Ratio        Capital           Ratio
                   -----------    -------     -----------      -----------
Leverage            $ 293,387       5.12%      $ 286,676          5.00%
Tier 1 risk-based     293,387      25.57          68,849          6.00
Total risk-based      293,388      25.57         114,749         10.00

Results Of Operations

     Net Earnings

     Net earnings for the three months ended June 30, 2001 were $209 million compared to net earnings of $133 million for the three months ended June 30, 2000. Net earnings for the six months ended June 30, 2001 were $385 million (excluding the cumulative effect of the accounting change) compared to net earnings of $259 million for the six months ended June 30, 2000. Net earnings increased in 2001 as compared to 2000 primarily as a result of increased net interest income and increased noninterest income, which were partially offset by an increase in general and administrative expenses. Net earnings for the six months ended June 30, 2001, including the cumulative effect of the accounting change, net of tax, were $379 million. See page 7 for further discussion on SFAS 133 and the cumulative effect of the accounting change.

     Net Interest Income

     The largest component of the Company's revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company's net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company's primary earning asset, by originating and retaining high-quality adjustable rate home loans. Over the short term, however, net interest income can be influenced by business conditions, especially movements in interest rates, which can temporarily accelerate or restrain net interest income changes.

     Net interest income amounted to $403 million and $766 million, respectively, for the three and six months ended June 30, 2001. These amounts represented 44% and 39% increases, respectively, over the $281 million and $550 million reported during the same periods in 2000. As discussed below, the significant growth of net interest income in 2001 compared with the prior year resulted from two principal factors: the substantial growth of the mortgage portfolio during 2000; and an increase in 2001 in the Company's primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

     Net interest income in 2001 benefited from the 32% growth of the mortgage portfolio in the prior year. Specifically, in 2000, the Company originated a record loan volume that, in combination with a moderate level of mortgage repayments, resulted in unusually rapid growth of the Company's loans receivable. Thus, there was a significantly larger loan portfolio at the beginning of 2001 versus the beginning of 2000, and this contributed to the substantial net interest income increase in 2001.

     Net interest income increases in 2001 were also influenced by a temporary widening of the Company's primary spread. As noted in the discussion of the Gap on page 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, and when short-term interest rates move up, the Company's primary spread compresses for a period of time. When interest rates stabilize, the primary spread returns to more normal levels. For the five years ended June 30, 2001, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.17% with a high of 2.79% and a low of 1.88%.

     During the first six months of 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by 275 basis points in order to stimulate the economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 126 basis points between December 31, 2000 and June 30, 2001. This large drop occurred, in part, because the Company used primarily adjustable market-rate borrowings to fund the rapid expansion of the loan portfolio in 2000. As a result, a significant portion of the Company's liabilities responded almost immediately to the sharp decrease in market rates in 2001. While the Company's cost of funds declined considerably during the first half of 2001, the yield on the Company's assets fell by only 50 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially in the second quarter of 2001, reaching 2.79%, the highest point since 1992, and resulted in a temporary boost to net interest income in the first half of 2001.

     The table below shows the components of the Company's spread at June 30, 2001, December 31, 2000, and June 30, 2000.

                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                June 30        December 31        June 30
                                 2001             2000              2000
                              ------------    --------------    -------------
 Yield on loan portfolio          7.53%            8.05%            7.53%
 Yield on MBS                     7.54             7.98             7.49
 Yield on investments             5.50             7.12             7.76
                              ---------       ----------        ---------
 Yield on earning assets          7.52             8.02             7.52
                              ---------       ----------        ---------
 Cost of deposits                 4.80             5.52             5.11
 Cost of borrowings               4.62             6.66             6.43
                              ---------       ----------        ---------
 Cost of funds                    4.73             5.99             5.61
                              ---------       ----------        ---------
 Primary spread                   2.79%            2.03%           1.91%
                              =========       ==========        =========


     The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates principally because of lags related to the indexes. Most of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (the COFI). The Company also originates loans that are tied to the Golden West Cost of Savings Index (COSI). As previously discussed, there is a two-month reporting lag for the COFI and a one-month reporting lag for COSI. Additionally, certain loan features cause the yield on the Company's ARM portfolio to lag changes in market interest rates. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.


                                    TABLE 20

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                Three Months Ended                          Three Months Ended
                                                  June 30, 2001                                June 30, 2000
                                     -----------------------------------------   ------------------------------------------
                                                       Annualized     End of                       Annualized     End of
                                        Average          Average      Period        Average         Average        Period
                                      Balances(a)         Yield        Yield       Balances(a)       Yield          Yield
                                     --------------  --------------  ---------   -------------   -------------   ----------
ASSETS
Investment Securities                   $ 3,153,417          4.84%      5.50%      $  2,956,673         6.49%        7.76%
Mortgage-backed securities               19,188,526          7.75%      7.53%        12,502,949         7.42%        7.49%
Loans receivable (b)                     34,323,819          7.84%      7.52%        31,398,571         7.59%        7.53%
Invest. in capital stock of FHLBs         1,077,496          5.62%      5.53%           709,991         9.47%        6.29%
                                      --------------   -------------              --------------  -------------
Interest-earning assets                 $57,743,258          7.60%                 $ 47,568,184         7.50%
                                      ==============   =============              ==============  =============

LIABILITIES
Deposits:
    Checking accounts                   $   134,038          2.50%      3.55%      $    131,306         2.34%        2.93%
    Savings accounts                      7,539,395          3.57%      3.62%         8,869,768         3.78%        3.80%
    Term accounts                        24,516,130          5.52%      5.24%        19,744,895         5.55%        5.69%
                                      --------------   -------------   --------   --------------  -------------    ---------
        Total deposits                   32,189,563          5.05%      4.80%        28,745,969         4.98%        5.11%
Advances from FHLBs                      18,995,132          5.05%      4.58%        13,535,342         6.12%        6.40%
Reverse repurchases                       1,250,331          4.65%      4.25%         1,458,960         6.02%        6.16%
Other borrowings                          2,605,557          5.25%      5.51%         1,389,851         7.10%        7.69%
                                      --------------   -------------              --------------  -------------
                                        $55,040,583          5.05%                 $ 45,130,122         5.42%
                                      ==============   =============              ==============  =============

Net interest spread                                          2.55%                                      2.08%
                                                       =============                              =============
Net interest income                     $   403,301                                 $   280,527
                                      ==============                              ==============
Net yield on average interest-
    earning assets                                           2.79%                                      2.36%
                                                       =============                              =============

(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

                                    TABLE 21

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                  Six Months Ended                            Six Months Ended
                                                   June 30, 2001                                June 30, 2000
                                      -----------------------------------------   ------------------------------------------
                                                        Annualized     End of                       Annualized      End of
                                         Average         Average       Period        Average         Average        Period
                                       Balances(a)        Yield        Yield       Balances(a)        Yield          Yield
                                      --------------  --------------  ---------   -------------   -------------   ----------
 ASSETS
 Investment Securities                   $ 3,158,811          5.37%      5.50%       $ 2,659,210         6.29%        7.76%
 Mortgage-backed securities               18,751,977          7.86%      7.53%        12,049,549         7.36%        7.49%
 Loans receivable(b)                      34,478,563          7.99%      7.52%        30,294,263         7.48%        7.53%
 Invest. in capital stock of FHLBs         1,077,887          5.98%      5.53%           643,488         7.85%        6.29%
                                       --------------   -------------              --------------  -------------
 Interest-earning assets                 $57,467,238          7.77%                  $45,646,510         7.38%
                                       ==============   =============              ==============  =============

 LIABILITIES
 Deposits:
     Checking accounts                   $   128,680          2.47%      3.55%       $   126,493         2.31%        2.93%
     Savings accounts                      7,248,566          3.56%      3.62%         9,191,983         3.81%        3.80%
     Term accounts                        24,664,048          5.73%      5.24%        19,368,466         5.39%        5.69%
                                       --------------   -------------   --------   --------------  -------------    ---------
         Total deposits                   32,041,294          5.22%      4.80%        28,686,942         4.87%        5.11%
 Advances from FHLBs                      19,144,204          5.57%      4.58%        11,788,452         5.96%        6.40%
 Reverse repurchases                       1,239,802          5.20%      4.25%         1,324,795         5.83%        6.16%
 Other borrowings                          2,274,579          5.62%      5.51%         1,324,598         7.01%        7.69%
                                       --------------   -------------              --------------  -------------
                                         $54,699,879          5.36%                  $43,124,787         5.26%
                                       ==============   =============              ==============  =============

 Net interest spread                                          2.41%                                      2.12%
                                                        =============                              =============

 Net interest income                     $   765,896                                 $   550,158
                                       ==============                              ==============

 Net yield on average interest-
     earning assets                                           2.67%                                      2.41%
                                                        =============                              =============

(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 2001 and 2000.

                                    TABLE 22

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                       Three Months Ended          Six Months Ended
                                                             June 30                    June 30
                                                     ------------------------    ----------------------
                                                       2001           2000         2001         2000
                                                     ----------     ---------    ---------    ---------
Interest on loans                                         57.8%         63.9%        58.8%        64.4%
Interest on mortgage-backed securities                    31.9          24.9         31.5         25.2
Interest and dividends on investments                      4.6           6.9          5.0          6.2
                                                     ----------     ---------    ---------    ---------
                                                          94.3          95.7         95.3         95.8
Less:
  Interest on deposits                                    34.9          38.4         35.7         39.7
  Interest on advances and other borrowings               24.8          27.2         26.9         24.8
                                                     ----------     ---------    ---------    ---------
                                                          59.7          65.6         62.6         64.5

Net interest income                                       34.6          30.1         32.7         31.3
  Provision for loan losses                                 .5            .4           .4           .3
                                                     ----------     ---------    ---------    ---------
Net interest income after provision for loan losses       34.1          29.7         32.3         31.0

Add:
  Fees                                                     3.7           2.0          3.2          2.0
  Gain on the sale of securities and loans                  .7            .2           .6           .2
  Change in fair value of derivatives                       .1           0.0          (.3)         0.0
  Other non-interest income                                1.2           2.1          1.2          2.0
                                                     ----------     ---------    ---------    ---------
                                                           5.7           4.3          4.7          4.2
Less:
  General and administrative expenses                     10.7          11.0         10.3         11.5
  Taxes on income                                         11.2           8.7         10.2          9.0
  Cumulative effect of accounting change                   0.0           0.0           .3          0.0
                                                     ----------     ---------    ---------    ---------
Net earnings                                              17.9%         14.3%        16.2%        14.7%
                                                     ==========     =========    =========    =========

     Interest Rate Swaps

     The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any interest rate swaps or other derivative financial instruments for trading purposes.

                                    TABLE 23

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                             Six Months Ended
                                               June 30, 2001
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 2000                $   217         $   717
Maturities                                      (29)           (39)
                                        ------------    ------------
Balance at June 30, 2001                    $   188         $   678
                                        ============    ============

     The range of floating interest rates received on swap contracts in the first six months of 2001 was 3.71% to 6.90%, and the range of floating interest rates paid on swap contracts was 3.74% to 6.76%. The range of fixed interest rates received on swap contracts in the first six months of 2001 was 5.81% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

     Interest rate swap payment activity decreased net interest income by $2.5 million and $3.7 million for the three and six months ended June 30, 2001, as compared to decreases of $4.1 million and $2.9 million for the same periods in 2000.

     Upon adoption of SFAS 133 on January 1, 2001 (refer to discussion on page
7), the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time charge, the Company reported pre-tax income of $2 million, or $.01 after tax per diluted share for the three months ended June 30, 2001, associated with the on going quarterly valuation of the Company's swaps and pre-tax expense of $6 million, or $.02 after tax per diluted share for the six months ended June 30, 2001. This additional expense occurred because the market value of Golden West's swaps increased during the second quarter and declined during the first six months of 2001 in conjunction with falling short-term rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Condition with corresponding amounts displayed in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives."

     Interest on Loans

     In the second quarter of 2001, interest on loans was higher than in the comparable 2000 period by $77 million or 13.0%. The increase in the second quarter of 2001 was due to a $2.9 billion increase in the average portfolio balance and a 25 basis point increase in the average portfolio yield. In the first six months of 2001, interest on loans was higher than in the comparable 2000 period by $245 million or 21.6%. The increase in the first six months of 2001 was due to a $4.2 billion increase in the average portfolio balance and a 51 basis point increase in the average portfolio yield.

     Interest on Mortgage-Backed Securities

     In the second quarter of 2001, interest on mortgage-backed securities was higher than in the comparable 2000 period by $140 million or 60.2%. The increase in the second quarter of 2001 was due to a $6.7 billion increase in the average portfolio balance and a 33 basis point increase in the average portfolio yield. In the first six months of 2001, interest on mortgage-backed securities was higher than in the comparable 2000 period by $294 million or 66.3%. The increase in the first six months of 2001 was due to a $6.7 billion increase in the average portfolio balance and a 51 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on page 12.

     Interest and Dividends on Investments

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the second quarter of 2001, interest and dividends on investments decreased by $12 million or 17.8% from the comparable period in 2000. The decrease in the second quarter of 2001 was primarily due to a 184 basis point decrease in the average portfolio yield which was partially offset by a $197 million increase in the average portfolio balance. In the first six months of 2001, interest and dividends on investments increased by $8 million or 7.4% from the comparable period in 2000. The increase in the first six months of 2001 was primarily due to a $500 million increase in the average portfolio balance, which was partially offset by a 103 basis point decrease in the average portfolio yield.

     Interest on Deposits

     In the second quarter of 2001, interest on deposits increased by $48 million or 13.3% from the comparable period in 2000. The increase in the second quarter of 2001 was due to a $3.3 billion increase in the average balance of deposits and an 8 basis point increase in the average cost of deposits. In the first six months of 2001, interest on deposits increased by $139 million or 19.8% from the comparable period in 2000. The increase in the first six months of 2001 was due to a $3.3 billion increase in the average balance of deposits and a 40 basis point increase in the average cost of deposits.

     Interest on Advances and Other Borrowings

     In the second quarter of 2001, interest on advances and other borrowings increased by $35 million or 13.7% from the comparable period of 2000. The increase in the second quarter of 2001 was primarily due to a $6.5 billion increase in the average balance, which was partially offset by a 115 basis point decrease in the average cost of these borrowings. In the first six months of 2001, interest on advances and other borrowings increased by $193 million or 44.2% from the comparable period of 2000. The increase in the first six months of 2001 was primarily due to an $8.2 billion increase in the average balance, which was partially offset by a 47 basis point decrease in the average cost of these borrowings.

     Provision for Loan Losses

     The provision for loan losses was $6 million and $9 million for the three and six months ended June 30, 2001, compared to $4 million and $5 million for the same periods in 2000. The increase in the provision for loan losses in 2001 reflected the growth in the loan portfolio over the prior year and the increase in nonperforming assets.

     General and Administrative Expenses

     For the second quarter and first six months of 2001, general and administrative expenses (G&A) were $125 million and $243 million compared to $102 million and $202 million for the comparable periods in 2000. G&A as a percentage of average assets on an annualized basis was .88% and .86% for the second quarter and first six months of 2001 compared to .87% and .90% for the same periods in 2000. G&A expenses increased in 2001 because of ongoing investments in personnel, facilities, and technology.

     Taxes on Income

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings were 38.4% for the second quarter and first six months of 2001 compared to 37.8% for the same periods a year ago.

Liquidity and Capital Resources

     WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB of San Francisco; borrowings from its parent; and debt collateralized by mortgages, MBS, or securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, the issuance of medium-term notes and bank notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

     WTX's principal sources of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from affiliates.

     The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At June 30, 2001, December 31, 2000, and June 30, 2000, Golden West's total cash and investments amounted to $379 million, $387 million, and $522 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at June 30, 2001 and December 31, 2000 and a notes receivable from WSB in the amount of $400 million at June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 11 and 26. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at June 30, 2001, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.  Description
__________   ___________

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

    11    Statement of Computation of Earnings Per Share

(b) Reports on Form 8-K

     The Registrant filed the following report on Form 8-K with the Commission during the quarter for which the report is filed:

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

                                       GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 14, 2001
                                       /s/ Russell W. Kettell
                                       ---------------------------------
                                       Russell W. Kettell
                                       President and Chief Financial Officer


                                       /s/ William C. Nunan
                                       ----------------------------------
                                       William C. Nunan
                                       Group Senior Vice President and
                                       Chief Accounting Officer