Form 10-Q/A
period 2001-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2001-08-17
CIK 42293

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q/A

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

                       Common Stock -- 158,931,557 shares.




================================================================================

EXPLANATORY NOTE


     This amendment to Form 10-Q on Form 10-Q/A has been prepared to reflect the correction of two sets of numbers that were inverted in Table 3 on page 14. The inverted amounts were the Adjustable Rate Mortgage Originations by the COSI and COFI indexes for both the three and the six-month periods ended June 30, 2000. The amounts shown in Table 3 for 2001 are correct as submitted on Form 10-Q.

     These amended items had no effect on net income, total assets, total liabilities, or total equity as previously reported. No part of the Form 10-Q for June 30, 2001 as previously filed, other than Table 3, was affected by this amendment.

     The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2001 and 2000.


                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                           Three Months Ended                     Six Months Ended
                                 June 30                              June 30
                     --------------------------------     ---------------------------------
   ARM Index              2001              2000                2001              2000
--------------       --------------    --------------     ---------------   ---------------
    COSI               $ 2,435,626       $ 3,507,389         $ 4,671,870       $ 5,836,576
    COFI                 2,253,906         1,758,896           3,368,145         2,866,783
    TCM                        -0-           209,148                 -0-           401,559
                     --------------    --------------     ---------------   ---------------
                       $ 4,689,532       $ 5,475,433         $ 8,040,015       $ 9,104,918
                     ==============    ==============     ===============   ===============

     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at June 30, 2001, December 31, 2000, and June 30, 2000.

                                     TABLE 4

                       Adjustable Rate Mortgage Portfolio
                        by Index (Including ARM MBS with
                          Recourse and ARM MBS-REMICs)
                             (Dollars in thousands)

                         June 30           December 31            June 30
   ARM Index              2001                2000                 2000
---------------      ----------------   ------------------    ----------------
    COSI                $ 22,205,572         $ 20,460,242        $ 14,428,092
    COFI                  26,736,755           27,405,401          26,874,901
    TCM                    1,174,994            1,457,232           1,538,953
    Other                    233,926              182,778             149,656
                     ----------------   ------------------    ----------------
                        $ 50,351,247         $ 49,505,653        $ 42,991,602
                     ================   ==================    ================

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

                                       GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 17, 2001
                                       /s/ Russell W. Kettell
                                       ---------------------------------
                                       Russell W. Kettell
                                       President and Chief Financial Officer


                                       /s/ William C. Nunan
                                       ----------------------------------
                                       William C. Nunan
                                       Group Senior Vice President and
                                       Chief Accounting Officer