Form 10-Q
period 2001-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2001-11-14
CIK 42293

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

                For the Quarterly Period ended September 30, 2001

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


                              ---------------------


                  IRS - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                              ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of shares outstanding of the registrant's common stock as of October 31, 2001:

                       Common Stock -- 157,619,237 shares.




================================================================================

================================================================================
                        GOLDEN WEST FINANCIAL CORPORATION


                                TABLE OF CONTENTS


                                                                        Page No.
PART I - FINANCIAL INFORMATION

      Item 1.   Financial Statements

                 Consolidated Statement of Financial Condition -
                      September 30, 2001 and 2000 and December 31, 2000....................................1

                 Consolidated Statement of Net Earnings -
                      For the three and nine months ended September 30, 2001 and 2000......................2

                 Consolidated Statement of Cash Flows -
                      For the three and nine months ended September 30, 2001 and 2000......................3

                 Consolidated Statement of Stockholders' Equity -
                      For the nine months ended September 30, 2001 and 2000................................5

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation.......6
                 New Accounting Pronouncements.............................................................6
                 Financial Highlights......................................................................8
                 Financial Condition.......................................................................10
                 Cash and Investments......................................................................12
                 Loans Receivable and Mortgage-Backed Securities...........................................12
                 Mortgage Servicing Rights.................................................................18
                 Asset Quality.............................................................................19
                 Deposits..................................................................................21
                 Advances from Federal Home Loan Banks.....................................................23
                 Securities Sold Under Agreements to Repurchase............................................23
                 Other Borrowings..........................................................................23
                 Stockholders' Equity......................................................................23
                 Regulatory Capital........................................................................24
                 Results of Operations.....................................................................26
                 Liquidity and Capital Resources...........................................................33

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................34

PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K..........................................................35

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company) for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three and nine-month periods have been included. The operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                       September 30         December 31          September 30
                                                                           2001                 2000                 2000
                                                                     ------------------   -----------------    ------------------
                                                                        (Unaudited)                               (Unaudited)
                                                                     ------------------                        ------------------

Assets
  Cash                                                                    $    383,927         $   350,430          $    213,884
  Securities available for sale at fair value                                  725,881             392,841               310,916
  Other investments at cost                                                        -0-             368,555               138,096
  Purchased mortgage-backed securities available for sale                      243,659              69,960                68,464
  Purchased mortgage-backed securities held to maturity                        309,171             385,543               397,897
  Mortgage-backed securities with recourse held to maturity                 15,244,959          18,124,987            14,109,347
  Loans receivable                                                          38,673,021          33,762,643            34,906,911
  Interest earned but uncollected                                              253,328             276,306               245,175
  Investment in capital stock of Federal Home Loan Banks--at cost                                1,067,800
      which approximates fair value                                          1,099,758                                   937,752
  Foreclosed real estate                                                         9,458               8,261                 9,884
  Premises and equipment--at cost less accumulated depreciation                321,593             307,652               302,027
  Other assets                                                                 858,367             588,991               725,028
                                                                     ------------------   -----------------    ------------------
                                                                          $ 58,123,122         $55,703,969          $ 52,365,381
                                                                     ==================   =================    ==================

Liabilities and Stockholders' Equity
  Deposits                                                                $ 33,133,942         $30,047,919          $ 28,249,069
  Advances from Federal Home Loan Banks                                     17,859,941          19,731,797            18,230,468
  Securities sold under agreements to repurchase                               420,596             857,274               858,676
  Federal funds purchased                                                          -0-                 -0-                50,000
  Bank notes                                                                   693,976                 -0-                   -0-
  Senior debt--net of discount                                                 198,117                 -0-                   -0-
  Subordinated notes--net of discount                                          599,329             598,791               713,589
  Taxes on income                                                              579,691             432,207               375,874
  Other liabilities                                                            422,391             348,694               398,699
  Stockholders' equity                                                       4,215,139           3,687,287             3,489,006
                                                                     ------------------   -----------------    ------------------
                                                                          $ 58,123,122         $55,703,969          $ 52,365,381
                                                                     ==================   =================    ==================


                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                        September 30
                                                              -------------------------------     --------------------------------
                                                                  2001              2000               2001             2000
                                                              -------------     -------------     ---------------   --------------
Interest Income
    Interest on loans                                          $   683,732       $   653,432       $   2,061,379     $  1,786,134
    Interest on mortgage-backed securities                         298,303           283,360           1,035,569          726,659
    Interest and dividends on investments                           46,119            77,642             163,133          186,587
                                                              -------------     -------------     ---------------   --------------
                                                                 1,028,154         1,014,434           3,260,081        2,699,380
Interest Expense
    Interest on deposits                                           365,666           385,442           1,202,531        1,083,765
    Interest on advances                                           200,752           283,681             733,760          635,096
    Interest on repurchase agreements                                7,265            23,827              39,491           62,460
    Interest on other borrowings                                    39,338            33,572             103,270           79,989
                                                              -------------     -------------     ---------------   --------------
                                                                   613,021           726,522           2,079,052        1,861,310
                                                              -------------     -------------     ---------------   --------------
Net Interest Income                                                415,133           287,912           1,181,029          838,070
Provision for loan losses                                            3,639             1,106              12,463            5,917
                                                              -------------     -------------     ---------------   --------------
Net Interest Income after Provision for Loan Losses                411,494           286,806           1,168,566          832,153
Noninterest Income
    Fees                                                            37,873            19,896             111,906           54,583
    Gain on the sale of securities and loans                        12,630             2,765              26,390            6,036
    Change in fair value of derivatives                             (7,923)              -0-             (13,837)             -0-
    Other                                                           13,770            18,715              42,042           54,173
                                                              -------------     -------------     ---------------   --------------
                                                                    56,350            41,376             166,501          114,792
Noninterest Expense
    General and administrative:
        Personnel                                                   77,289            62,313             217,487          177,718
        Occupancy                                                   20,517            18,426              59,806           53,033
        Deposit insurance                                            1,466             1,444               4,270            4,298
        Advertising                                                  4,632               979               9,557            4,641
        Other                                                       28,243            23,974              83,559           69,793
                                                              -------------     -------------     ---------------   --------------
                                                                   132,147           107,136             374,679          309,483
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                         335,697           221,046             960,388          637,462
    Taxes on income                                                129,857            83,643             369,540          240,863
                                                              -------------     -------------     ---------------   --------------
Income before Cumulative Effect of Accounting Change               205,840           137,403             590,848          396,599
Cumulative effect of accounting change, net of tax                     -0-               -0-              (6,018)             -0-
                                                              -------------     -------------     ---------------   --------------
Net Earnings                                                   $   205,840       $   137,403       $     584,830     $    396,599
                                                              =============     =============     ===============   ==============

Basic Earnings Per Share before
    Cumulative Effect of Accounting Change                     $      1.30       $       .87       $        3.73     $       2.50
Cumulative effect of accounting change, net of tax                     .00               .00                (.04)             .00
                                                              -------------     -------------     ---------------   --------------
Earnings Per Share                                             $      1.30       $       .87       $        3.69     $       2.50
                                                              =============     =============     ===============   ==============

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change                     $      1.28       $       .86       $        3.68     $       2.48
Cumulative effect of accounting change, net of tax                     .00               .00                (.04)             .00
                                                              -------------     -------------     ---------------   --------------
Diluted Earnings Per Share                                     $      1.28       $       .86       $        3.64     $       2.48
                                                              =============     =============     ===============   ==============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30                       September 30
                                                                ------------------------------    --------------------------------
                                                                     2001            2000             2001              2000
                                                                ---------------  -------------    --------------   ---------------
Cash Flows from Operating Activities
  Net earnings                                                   $     205,840    $   137,403      $    584,830     $     396,599
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                            3,639          1,106            12,463             5,917
    Amortization of loan (fees), costs, and (discounts)                  5,601          1,952            16,691             4,896
    Depreciation and amortization                                        8,484          7,547            24,746            21,914
    Loans originated for sale                                         (524,923)       (54,698)       (1,418,349)         (169,153)
    Sales of loans                                                     795,851         89,923         1,782,628           225,219
    Decrease (increase) in interest earned but uncollected              14,521        (23,547)           20,394           (63,817)
    Federal Home Loan Bank stock dividends                             (13,529)       (16,036)          (45,774)          (41,295)
    Decrease (increase) in other assets                                 66,337        203,716          (270,458)         (291,143)
    Increase in accounts payable and accrued expenses                   39,111         24,409            76,024           213,018
    Increase in taxes on income                                        113,190         13,753           154,347            85,928
    Other, net                                                           9,487         (4,443)           (4,587)          (11,506)
                                                                ---------------  -------------    --------------   ---------------
      Net cash provided by operating activities                        723,609        381,085           932,955           376,577

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                  (5,075,815)    (5,423,515)      (13,605,119)      (14,751,075)
    Real estate loans purchased                                            -0-            -0-               -0-              (195)
    Other, net                                                        (122,871)       (87,983)         (306,856)         (198,337)
                                                                ---------------  -------------    --------------   ---------------
                                                                    (5,198,686)    (5,511,498)      (13,911,975)      (14,949,607)
  Real estate loan principal payments:
    Monthly payments                                                   157,656        142,645           412,237           419,894
    Payoffs, net of foreclosures                                     2,217,278      1,002,439         6,243,153         2,849,304
                                                                ---------------  -------------    --------------   ---------------
                                                                     2,374,934      1,145,084         6,655,390         3,269,198

  Purchases of mortgage-backed securities                              (27,528)           -0-          (189,511)              -0-
  Repayments of mortgage-backed securities                           1,810,759        659,231         4,901,506         1,692,174
  Proceeds from sales of real estate                                     8,353          9,361            25,982            34,029
  Decrease (increase) in securities available for sale                 (71,077)           (11)         (349,746)           51,543
  Decrease in other investments                                            375        164,156           368,555           329,060
  Purchases of Federal Home Loan Bank stock                            (10,480)      (141,326)          (10,480)         (398,139)
  Redemptions of Federal Home Loan Bank stock                              112            -0-            26,880            36,688
  Additions to premises and equipment                                  (13,347)       (11,407)          (39,020)          (47,424)
                                                                ---------------  -------------    --------------   ---------------
    Net cash used in investing activities                           (1,126,585)    (3,686,410)       (2,522,419)       (9,982,478)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30                       September 30
                                                                ------------------------------    --------------------------------
                                                                     2001            2000             2001              2000
                                                                ---------------  -------------    --------------    --------------
Cash Flows from Financing Activities
  Net increase in deposits (a)                                   $   1,641,983    $   522,287      $  3,086,023      $    534,159
  Additions to Federal Home Loan Bank advances                         425,000      3,022,180         1,306,550        10,654,250
  Repayments of Federal Home Loan Bank advances                     (1,510,511)       (23,234)       (3,178,406)       (1,339,001)
  Proceeds from agreements to repurchase securities                  1,301,440      1,801,836         4,807,682         4,908,910
  Repayments of agreements to repurchase securities                 (1,732,041)    (2,103,696)       (5,244,360)       (5,095,410)
  Increase in federal funds purchased                                      -0-         50,000               -0-            50,000
  Increase in bank notes                                                58,880            -0-           693,803               -0-
  Proceeds from senior debt                                            198,060            -0-           198,060               -0-
  Repayment of subordinated debt                                           -0-            -0-               -0-          (100,000)
  Dividends on common stock                                             (9,936)        (8,297)          (29,760)          (24,991)
  Exercise of stock options                                              3,550          3,691            12,481             7,372
  Purchase and retirement of Company stock                             (29,112)           -0-           (29,112)         (109,297)
                                                                ---------------  -------------    --------------    --------------
    Net cash provided by financing activities                          347,313      3,264,767         1,622,961         9,485,992
                                                                ---------------  -------------    --------------    --------------
Net Increase (Decrease) in Cash                                        (55,663)       (40,558)           33,497          (119,909)
Cash at beginning of period                                            439,590        254,442           350,430           333,793
                                                                ---------------  -------------    --------------    --------------
Cash at end of period                                            $     383,927    $   213,884      $    383,927      $    213,884
                                                                ===============  =============    ==============    ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                     $     632,138    $   694,079      $  2,134,662      $  1,769,053
    Income taxes                                                        16,694         69,890           211,550           155,055
  Cash received for interest and dividends                           1,043,780        987,610         3,283,059         2,629,556
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate                  79,393          4,075           281,506            20,522
    Loans transferred to foreclosed real estate                          8,496          8,055            25,202            29,167
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                                     -0-      1,133,656         2,995,949         4,695,770
    Loans securitized into mortgage-backed securities
        with recourse held to maturity recorded as loans
        receivable per SFAS 140                                      3,007,296            -0-         6,011,873               -0-


(a) Includes a decrease of $119 million of wholesale deposits for the quarter ended September 30, 2001. Includes a decrease of $185 million of wholesale deposits for the nine months ended September 30, 2001 and a decrease of $600 million of wholesale deposits for the nine months ended September 30, 2000.


                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)


                                                                  For the Nine Months Ended September 30, 2001
                                   -----------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                Additional                        Other            Total
                                     Common      Paid-in       Retained       Comprehensive     Stockholders'      Comprehensive
                                     Stock       Capital       Earnings           Income          Equity              Income
                                   ----------  -----------   -------------    --------------   ---------------   ----------------

Balance at January 1, 2001         $  15,841   $  151,458    $  3,287,325     $    232,663     $  3,687,287
Comprehensive income:
  Net earnings                           -0-          -0-         584,830              -0-          584,830      $    584,830
  Change in unrealized gains on
    securities available for sale,
    net of tax                           -0-          -0-             -0-          (10,587)         (10,587)          (10,587)
                                                                                                                 -----------------
    Comprehensive Income                                                                                         $    574,243
                                                                                                                 =================
Common stock issued upon
  exercise of stock options               67       12,414             -0-              -0-            12,481
Purchase and retirement of
   Company stock                         (53)         -0-         (29,059)             -0-           (29,112)
Cash dividends on common
   stock ($.1875 per share)              -0-          -0-         (29,760)             -0-           (29,760)
                                    -----------  ----------   -------------   ---------------   ---------------
Balance at September 30, 2001      $  15,855     $ 163,872    $ 3,813,336     $    222,076      $  4,215,139
                                   ===========  ===========   =============   ===============   ===============


                                                           For the Nine Months Ended September 30, 2000
                                    ------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                 Additional                       Other           Total
                                     Common        Paid-in     Retained      Comprehensive    Stockholders'    Comprehensive
                                     Stock         Capital     Earnings           Income          Equity          Income
                                    ----------  -----------  -------------  ---------------  --------------  -----------------
Balance at January 1, 2000          $ 16,136    $  135,555   $  2,885,346   $    157,817     $  3,194,854
Comprehensive income:
  Net earnings                           -0-           -0-        396,599            -0-          396,599     $    396,599
  Change in unrealized gains on
    securities available for sale,
    net of tax                           -0-           -0-            -0-         24,472           24,472           24,472
Reclassification adjustment for
    gains included in income             -0-           -0-            -0-             (3)              (3)              (3)
                                                                                                             ------------------
    Comprehensive Income                                                                                      $    421,068
                                                                                                             ==================

Common stock issued upon
   exercise of stock options              44         7,328            -0-            -0-            7,372
Purchase and retirement of
   Company stock                        (367)          -0-       (108,930)           -0-         (109,297)
Cash dividends on common
   stock ($.1575 per share)              -0-           -0-        (24,991)           -0-          (24,991)
                                    ---------   ------------  -------------   -------------   --------------
Balance at September 30, 2000       $ 15,813    $  142,883    $ 3,148,024     $  182,286      $ 3,489,006
                                    =========   ============  =============   =============   ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2000, as well as material changes in results of operations during the three and nine month periods ended September 30, 2001 and 2000, respectively.

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

           During the fourth quarter of 2000, World Savings Bank, a State Savings Bank (WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the Federal Deposit Insurance Corporation (FDIC) to a federally chartered savings bank regulated by the Office of Thrift Supervision (OTS). WSSB's new name as a result of this change is World Savings Bank, FSB Texas (WTX). On December 1, 2000, Golden West contributed WTX to World Savings Bank, FSB (WSB) and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association (WSL), formerly a wholly owned subsidiary of Golden West, was merged into WSB. The reorganization of these subsidiaries had no effect on the Golden West consolidated financial statements as of December 31, 2000 or September 30, 2000.

New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with amendments issued September 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has elected not to use permitted hedge accounting for the derivative financial instruments in portfolio on September 30, 2001, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 have resulted in securitized loans being recorded as loans receivable (see pages 12 and 13 for further discussions).

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company does not expect the adoption of SFAS 142 for its fiscal year beginning January 1, 2002 to have a material effect on its financial statements.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                                    September 30         December 31        September 30
                                                                        2001                2000                2000
                                                                  ------------------   ----------------   ------------------
Assets                                                            $     58,123,122     $  55,703,969       $   52,365,381
Loans receivable including mortgage-backed securities                   54,470,810        52,343,133           49,482,619
Deposits                                                                33,133,942        30,047,919           28,249,069
Stockholders' equity                                                     4,215,139         3,687,287            3,489,006

Stockholders' equity/total assets                                             7.25%             6.62%                6.66%
Book value per common share                                       $          26.59     $       23.28       $        22.06
Common shares outstanding                                              158,550,637       158,410,137          158,127,033

Yield on loan portfolio                                                       7.01%             8.05%                7.88%
Yield on mortgage-backed securities                                           6.95%             7.98%                7.82%
Yield on investments                                                          4.34%             7.12%                8.70%
Yield on earning assets                                                       6.97%             8.02%                7.86%
Cost of deposits                                                              4.19%             5.52%                5.28%
Cost of borrowings                                                            4.05%             6.66%                6.58%
Cost of funds                                                                 4.14%             5.99%                5.82%
Yield on earning assets less cost of funds                                    2.83%             2.03%                2.04%

Ratio of nonperforming assets to total assets                                  .60%              .43%                 .43%
Ratio of troubled debt restructured to total assets                            .00%              .00%                 .01%

Loans serviced for others with recourse                           $      2,448,472     $   1,915,672       $    1,947,895
Loans serviced for others without recourse                               1,603,864           983,407              996,138

World Savings Bank, FSB (WSB) (a)
   Total assets                                                   $      57,916,010     $  55,695,385       $   48,516,389
   Net worth                                                              4,469,582         3,885,705            2,817,341
   Net worth/total assets                                                      7.72%             6.98%                5.81%
   Regulatory capital ratios: (b)
     Core capital                                                              7.38%             6.60%                5.81%
     Risk-based capital                                                       13.72%            12.44%               10.62%
World Savings Bank, FSB Texas (WTX)
   Total assets                                                   $       5,945,315     $   5,398,772       $    4,518,247
   Net worth                                                                310,217           288,409              238,336
   Net worth/total assets                                                      5.22%             5.34%                5.27%
   Regulatory capital ratios: (b)
     Core capital                                                              5.22%             5.34%                  --
     Risk-based capital                                                       26.08%            26.69%                  --

(a) Figures for WSB as of September 30, 2000 have not been restated for WSB's merger with WSL in December 2000.

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

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30                          September 30
                                                         -----------------------------------   -----------------------------------
                                                                2001               2000               2001                2000
                                                         ---------------    ----------------   ----------------    ---------------
New real estate loans originated                          $   5,600,738       $   5,478,213     $   15,023,468      $  14,920,228
New adjustable rate mortgages as a percentage of
  new real estate loans originated                                86.57%              96.37%             85.79%             96.41%
Refinances as a percentage of new real estate
  loans originated                                                56.91%              30.98%             56.04%             32.83%

Deposits increase (a)                                     $   1,641,983       $     522,287     $    3,086,023      $     534,159

Net earnings before cumulative effect of
  accounting change                                       $     205,840       $     137,403     $      590,848      $     396,599
Net earnings                                                    205,840             137,403            584,830            396,599
Basic earnings per share before cumulative effect
  of accounting change                                             1.30                 .87               3.73               2.50
Basic earnings per share                                           1.30                 .87               3.69               2.50
Diluted earnings per share before cumulative effect
  of accounting change                                             1.28                 .86               3.68               2.48
Diluted earnings per share                                         1.28                 .86               3.64               2.48

Cash dividends on common stock                            $       .0625       $       .0525     $        .1875      $       .1575
Average common shares outstanding                           158,868,462         158,032,942        158,691,819        158,661,510
Average diluted common shares outstanding                   161,000,195         160,095,066        160,784,091        160,214,868

Ratios: (b)
  Net earnings before accounting change/
    average net worth (ROE)                                       19.89%              16.23%             19.97%             16.07%
  Net earnings before accounting change/
    average assets (ROA)                                           1.42%               1.08%              1.38%              1.12%
  Net interest margin (c)                                          2.96%               2.33%              2.84%              2.45%
  General and administrative expense/average assets                 .91%                .84%               .88%               .88%
  Efficiency ratio (d)                                            28.03%              32.54%             27.80%             32.48%


(a) Includes a decrease of $119 million of wholesale deposits for the quarter ended September 30, 2001. Includes a decrease of $185 million of wholesale deposits for the nine months ended September 30, 2001 and a decrease of $600 million of wholesale deposits for the nine months ended September 30, 2000.
(b) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.
(c) Net interest margin is net interest income divided by average interest-earnings assets.
(d) The efficiency ratio is calculated by dividing general and administrative expense by net interest income plus other income.

Financial Condition

     The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 2001, December 31, 2000, and September 30, 2000. The reader is referred to page 45 of the Company's 2000 Annual Report on Form 10-K for similar information for the years 1997 through 2000 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                            September 30             December 31            September 30
                                                                2001                    2001                    2000
                                                          ------------------       ---------------       -----------------
Assets
   Cash and investments                                                 1.9%                  2.0%                    1.3%
   Loans receivable including mortgage-backed
     securities                                                        93.7                  94.0                    94.5
   Other assets                                                         4.4                   4.0                     4.2
                                                           -----------------       ----------------       -----------------
                                                                      100.0%                100.0%                  100.0%
                                                          ==================       ================       =================
Liabilities and Stockholders' Equity
   Deposits                                                            57.0%                 54.0%                   53.9%
   Federal Home Loan Bank advances                                     30.7                  35.4                    34.8
   Securities sold under agreements to repurchase                       0.7                   1.5                     1.6
   Federal funds purchased                                              0.0                   0.0                     0.1
   Bank notes                                                           1.2                   0.0                     0.0
   Senior debt                                                          0.3                   0.0                     0.0
   Subordinated debt                                                    1.0                   1.1                     1.4
   Other liabilities                                                    1.8                   1.4                     1.5
   Stockholders' equity                                                 7.3                   6.6                     6.7
                                                          ------------------       ----------------       -----------------
                                                                      100.0%                100.0%                  100.0%
                                                          ==================       ================       =================


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

     The following gap table shows that, as of September 30, 2001, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index (COFI), which is the benchmark Golden West uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to initially reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in any month reflects the actual Golden West Cost of Savings at the level it was one month prior. For more information on how these lags affect net interest income, see page 26.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 2001
                              (Dollars in Millions)


                                                                Projected Repricing (a)
                                       ---------------------------------------------------------------------------------------
                                           0 - 3             4 - 12             1 - 5             Over 5
                                          Months             Months             Years             Years             Total
                                       -------------     ---------------    --------------    --------------    --------------
Interest-Earning Assets
  Investments                          $         725     $           -0-    $          -0-    $            1    $          726
  Mortgage-backed securities:
    Rate-sensitive                            14,536                 -0-               -0-               -0-            14,536
    Flex-rate                                     80                 201               524               457             1,262
  Loans receivable:
    Rate-sensitive                            33,358               2,710               504               -0-            36,572
    Fixed-rate                                    53                 156               560             1,148             1,917
  Other (b)                                    1,411                 -0-               -0-               -0-             1,411
  Impact of interest rate swaps                  481                 (50)             (431)              -0-               -0-
                                       -------------     ---------------    --------------    --------------    --------------
Total                                  $      50,644     $         3,017    $        1,157    $       1,606     $       56,424
                                       =============     ===============    ==============    ==============    ==============
Interest-Bearing Liabilities
  Deposits (c)                         $      19,921     $        10,745    $        2,448    $           20    $       33,134
  FHLB advances                               17,150                 210                99               401            17,860
  Other borrowings                               915                 600               397               -0-             1,912
  Impact of interest rate swaps                  103                 (12)              (91)              -0-               -0-
                                       -------------     ---------------    --------------    --------------    --------------
Total                                  $      38,089     $        11,543    $        2,853    $          421    $       52,906
                                       =============     ===============    ==============    ==============    ==============

Repricing gap                          $      12,555     $        (8,526)   $       (1,696)   $        1,185
                                       =============     ===============    ==============    ==============
Cumulative gap                         $      12,555     $         4,029    $        2,333    $        3,518
                                       =============     ===============    ==============    ==============
Cumulative gap as a percentage of
    total assets                                21.6%                6.9%              4.0%
                                       =============     ===============    ==============

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Liabilities with no maturity date, such as checking, passbook and money market deposit accounts, are assigned zero months.

Cash and Investments

     At September 30, 2001, December 31, 2000, and September 30, 2000, the Company had securities available for sale in the amount of $726 million, $393 million and $311 million, respectively, including unrealized gains on securities available for sale of $360 million, $382 million, and $299 million, respectively. At September 30, 2001, December 31, 2000, and September 30, 2000, the Company had no securities held for trading in its investment securities portfolio.

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

     At September 30, 2001, December 31, 2000, and September 30, 2000, the balance of loans receivable including mortgage-backed securities was $54.5 billion, $52.3 billion, and $49.5 billion, respectively. Included in the $54.5 billion at September 30, 2001 was $5.4 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $9.8 billion of MBS-REMICs, $5.7 billion of securitized loans, and $553 million of purchased MBS. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $49.5 billion at September 30, 2000 was $5.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $8.2 billion of MBS-REMICs, and $466 million of purchased MBS.

     Mortgage-Backed Securities

     At September 30, 2001, December 31, 2000, and September 30, 2000, the Company had MBS held to maturity in the amount of $15.6 billion, $18.5 billion, and $14.5 billion, respectively. The increase in MBS from September 30, 2000 to September 30, 2001 was due to the securitization of $2.2 billion of adjustable rate mortgages (ARMs) into FNMA MBS and the securitization of $2.6 billion of ARMs into MBS-REMICs during the last three months of 2000. In addition, the Company securitized $3.0 billion of ARMs into MBS-REMICs in the first quarter of 2001. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     At September 30, 2001, December 31, 2000, and September 30, 2000, the Company had MBS available for sale in the amount of $244 million, $70 million, and $68 million, respectively, including unrealized gains on MBS available for sale of $6 million at September 30, 2001, and $1 million at December 31, 2000 and September 30, 2000. At September 30, 2001, December 31, 2000, and September 30, 2000, the Company had no trading MBS.

     Repayments of MBS during the third quarter and first nine months of 2001 were $1.8 billion and $4.9 billion, respectively, compared to $659 million and $1.7 billion during the same periods of 2000. MBS repayments were higher during the first nine months of 2001 as compared to the first nine months of 2000 due to an increase in the prepayment rate as well as an increase of the balance of MBS outstanding.

     Securitized Loans

     At September 30, 2001, the Company had $6.0 billion of loans that were securitized during the second and third quarters of 2001. These loans are classified as loans receivable on the statement of financial position.

     Loans

     New loan originations for the three and nine months ended September 30, 2001 amounted to $5.6 billion and $15.0 billion, respectively, compared to $5.5 billion and $14.9 billion for the same periods in 2000. The volume of originations during 2001 was comparable to the 2000 volume due to a continued strong demand for mortgage loans. The decrease in interest rates over the past 12 months led to an increase in refinance activity nationwide. Refinanced loans constituted 57% and 56%, respectively, of new loan originations for the three and nine months ended September 30, 2001, compared to 31% and 33% for the three and nine months ended September 30, 2000.

     First mortgages originated for sale amounted to $506 million and $1.3 billion for the three and nine months ended September 30, 2001, compared to $24 million and $69 million for the same periods in 2000. During the third quarter and first nine months of 2001, $79 million and $282 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $4 million and $21 million for the same periods in 2000. The Company continues to sell most of its new and converted fixed-rate loans. For the three and nine months ended September 30, 2001, the Company sold $756 million and $1.6 billion, respectively, of fixed-rate first mortgage loans compared to $33 million and $107 million for the same periods in 2000.

     At September 30, 2001, the Company had lending operations in 37 states. The largest source of mortgage origination is loans secured by residential properties in California. For the three and nine months ended September 30, 2001, 69% and 70%, respectively, of total loan originations were on residential properties in California compared to 63% and 62% for the same periods in 2000. The five largest states, other than California, for originations for the nine months ended September 30, 2001, were Florida, Texas, Colorado, New Jersey, and Washington with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 64% at September 30, 2001 compared to 63% at December 31, 2000 and at September 30, 2000. Of the 64% at September 30, 2001, 51.9% were in Northern California and 48.1% were in Southern California.

     Golden West originates ARMs tied primarily to the Golden West Cost of Savings Index (COSI) and the Eleventh District Cost of Funds Index (COFI). Prior to 2001, the Company also originated ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 2001 and 2000.

                                     TABLE 3

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)


                              Three Months Ended                    Nine Months Ended
                                 September 30                         September 30
                       ---------------------------------    ----------------------------------
    ARM Index                2001              2000               2001              2000
-----------------      ---------------    --------------    ----------------  ----------------
COSI                    $   1,086,362      $  3,572,980      $   5,758,232      $  9,409,556
COFI                        3,761,926         1,639,846          7,130,071         4,506,629
TCM                               -0-            66,454                -0-           468,013
                       ---------------    --------------    ----------------  ----------------
                        $   4,848,288      $  5,279,280      $  12,888,303      $ 14,384,198
                       ===============    ==============    ================  ================


     The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at September 30, 2001, December 31, 2000, and September 30, 2000.

                                     TABLE 4

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                             (Dollars in thousands)


                            September 30           December 31          September 30
     ARM Index                 2001                  2000                  2000
---------------------    ------------------    ------------------    -----------------
COSI                      $    21,501,188       $    20,460,242       $   17,552,743
COFI                           28,332,486            27,405,401           27,369,143
TCM                             1,038,355             1,457,232            1,532,717
Other                             303,786               182,778              150,142
                         ------------------    ------------------    -----------------
                          $    51,175,815       $    49,505,653       $   46,604,745
                         ==================    ==================    =================

     The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. During the first nine months of 2001, 13% of loans originated exceeded 80% of the appraised value of the secured property, including $259 million of firsts and $1.7 billion of combined firsts and seconds. For the first nine months of 2000, 20% of loans originated were in excess of 80% of the appraised value of the residence.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $40 million and $140 million for the third quarter and first nine months of 2001 as compared to $56 million and $118 million for the same periods in 2000. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

     The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and nine months ended September 30, 2001 and 2000.

                                    TABLE 5

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                             Three Months Ended                 Nine Months Ended
                                                September 30                      September 30
                                        ------------------------------    ------------------------------
                                            2001             2000             2001            2000
                                        -------------    -------------    --------------  --------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                       $    61,838      $    37,706      $    163,458    $     83,756
    With no insurance                         37,826           42,889            95,565         209,512
                                        -------------    -------------    --------------  --------------
                                              99,664           80,595           259,023         293,268
                                        -------------    -------------    --------------  --------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                      435,052          761,747           894,530       1,958,975
    With no insurance                        251,141          226,441           800,651         730,606
                                        -------------    -------------    --------------  --------------
                                             686,193          988,188         1,695,181       2,689,581
                                        -------------    -------------    --------------  --------------

    Total                                $   785,857      $ 1,068,783      $  1,954,204    $  2,982,849
                                        =============    =============    ==============  ==============

     The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at September 30, 2001 and 2000.

                                     TABLE 6

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                              As of September 30
                                        ---------------------------------
                                             2001               2000
                                        ---------------   ---------------
First mortgages with loan
to value ratios greater than 80%:
    With insurance                       $     416,028     $    371,363
    With no insurance                          612,677          870,215
                                        ---------------   ---------------
                                             1,028,705        1,241,578
                                        ---------------   ---------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                      2,359,929         1,785,294
    With no insurance                          524,951           772,960
                                         ---------------   --------------
                                             2,884,880         2,558,254
                                         ---------------   --------------

    Total                                $   3,913,585     $   3,799,832
                                         ===============   ==============


(a)  Amounts restated from prior period.

     The following tables show the Company's loan portfolio by state at September 30, 2001 and 2000.

                                     TABLE 7

                             Loan Portfolio by State
                               September 30, 2001
                             (Dollars in thousands)



                             Residential
                             Real Estate                              Commercial                             Loans
                 ------------------------------------                    Real            Total              as a % of
    State                1 - 4              5+            Land          Estate           Loans (a)          Portfolio
-------------    ----------------    --------------   ------------   -------------    ----------------     -------------
California       $     31,182,293    $    3,396,248    $      23      $    20,192      $  34,598,756          64.10%
Florida                 2,696,823            21,319          -0-              202          2,718,344           5.04
Texas                   2,128,283            72,278          182              941          2,201,684           4.08
New Jersey              1,973,278               -0-          -0-            2,083          1,975,361           3.66
Washington              1,090,659           628,098          -0-              -0-          1,718,757           3.18
Illinois                1,425,232           122,257          -0-              -0-          1,547,489           2.87
Colorado                1,236,884           191,115          -0-            4,576          1,432,575           2.65
Pennsylvania            1,038,547             1,202          -0-              133          1,039,882           1.93
Arizona                 1,004,192            17,829          -0-               14          1,022,035           1.89
Other (b)               5,649,251            68,795           14            3,745          5,721,805          10.60
                 -----------------   ---------------   -----------   -------------    ----------------     -------------
  Totals         $     49,425,442    $    4,519,141    $     219      $    31,886         53,976,688         100.00%
                 =================   ===============   ===========   =============                         =============

SFAS 91 deferred loan costs                                                                  181,498
Loan discount on purchased loans                                                              (1,159)
Undisbursed loan funds                                                                        (6,951)
Allowance for loan losses                                                                   (250,444)
Loans to facilitate (LTF) interest reserve                                                      (169)
Troubled debt restructured (TDR) interest reserve                                                 (6)
Loans on deposits                                                                             18,523
                                                                                       ----------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse
   and MBS-REMICs                                                                         53,917,980
Loans securitized into FNMA MBS and MBS-REMICs                                           (15,244,959) (c)
                                                                                       ----------------
  Total loans receivable                                                               $  38,673,021
                                                                                       ================

(a) The Company has no commercial loans other than commercial real estate loans.
(b) All states included in other have total loan balances with less than 2% of total loans.
(c) The above schedule includes the September 30, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

                                     TABLE 8

                             Loan Portfolio by State
                               September 30, 2000
                             (Dollars in thousands)


                                Residential
                                Real Estate                               Commercial                           Loans
                    -----------------------------------                      Real            Total           as a % of
    State               1 - 4                5+              Land           Estate           Loans (a)        Portfolio
--------------     ----------------    ---------------   -------------  --------------   ----------------   ----------------
California          $   27,507,502      $  3,430,029      $     167      $    24,926      $  30,962,624          63.07%
Florida                  2,375,465            15,035            -0-              290          2,390,790           4.87
Texas                    1,976,429            56,581            297            1,099          2,034,406           4.14
New Jersey               1,819,686               -0-            -0-            2,588          1,822,274           3.71
Washington                 986,057           551,405            -0-              -0-          1,537,462           3.13
Illinois                 1,473,469           120,634            -0-              -0-          1,594,103           3.25
Colorado                 1,239,024           185,371            -0-            4,651          1,429,046           2.91
Pennsylvania             1,010,560             2,695            -0-            2,375          1,015,630           2.07
Arizona                  1,023,546            17,450            -0-              -0-          1,040,996           2.12
Other (b)                5,211,631            48,084             43            5,002          5,264,760          10.73
                   ----------------   ---------------    -------------  --------------    ----------------   ------------
Totals              $   44,623,369     $   4,427,284      $     507      $    40,931         49,092,091         100.00%
                   ================   ===============    =============  ==============                       ============

  SFAS 91 deferred loan costs                                                                   147,307
  Loan discount on purchased loans                                                               (1,581)
  Undisbursed loan funds                                                                         (6,836)
  Allowance for loan losses                                                                    (235,569)
  Loans to facilitate (LTF) interest reserve                                                       (237)
  Troubled debt restructured (TDR) interest reserve                                                (475)
  Loans on deposits                                                                              21,558
                                                                                         ----------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                           49,016,258
  Loans securitized into FNMA MBS and MBS-REMICs                                             (14,109,347) (c)
                                                                                         ----------------
    Total loans receivable                                                                $   34,906,911
                                                                                         ================

(a) The Company has no commercial loans other than commercial real estate loans.
(b) All states included in other have total loan balance less than 2% of total loans.
(c) The above schedule includes the September 30, 2000 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

     The Company continues to emphasize ARM loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at September 30, 2001 compared to 95% at December 31, 2000, and 94% at September 30, 2000. The Company's ARM originations constituted 86% of new mortgage loans made for the first nine months of 2001 compared to 96% for the first nine months of 2000.

     During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs before any reduction for loan servicing fees) was 12.23% or 5.16% above the actual weighted average rate at September 30, 2001, versus 12.31% or 4.41% above the weighted average rate at September 30, 2000.

     Approximately $5.1 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2001, $406 million of ARM loans had reached their rate floors. The weighted average floor rate on the loans that had reached their floor was 7.55% at September 30, 2001 compared to 7.92% at September 30, 2000. Without the floor, the average rate on these loans would have been 6.54% at September 30, 2001 and 7.65% at September 30, 2000.

     Loan repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 2001, loan repayments were $2.4 billion and $6.7 billion, respectively, compared to $1.1 billion and $3.3 billion in the same periods of 2000. The increase in loan repayments was primarily due to an increase in loan payoffs in the first nine months of 2001.

Mortgage Servicing Rights

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2001 and 2000.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)



                                                                      Three Months Ended          Nine Months Ended
                                                                          September 30                  September 30
                                                                  ---------------------------   ---------------------------
                                                                      2001           2000           2001            2000
                                                                  -----------    ------------   ------------    -----------
Beginning balance of capitalized mortgage servicing rights        $   36,109      $   32,695     $   28,355      $  37,295
New capitalized mortgage servicing rights from loan sales             11,899             694         25,357          2,179
Amortization of capitalized mortgage servicing rights                 (3,652)         (3,105)        (9,356)        (9,190)
                                                                  -----------    ------------   ------------    -----------
Ending balance of capitalized mortgage servicing rights           $   44,356      $   30,284     $   44,356      $  30,284
                                                                  ===========    ============   ============    ===========

     The book value of Golden West's servicing rights did not exceed the fair value at September 30, 2001 or 2000 and, therefore, no write-down of the servicing rights was necessary.

Asset Quality

     An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions.

     The following table shows the components of the Company's NPAs and TDRs and the various ratios to total assets.

                                    TABLE 10

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)


                                                   September 30         December 31         September 30
                                                       2001                2000                 2000
                                                 ------------------   ----------------    ------------------
Non-accrual loans                                 $        336,686     $      231,155       $       213,956
Real estate acquired through foreclosure                     8,200              8,061                 9,774
Real estate in judgment                                      1,258                200                   110
                                                 ------------------   ----------------    ------------------
Total nonperforming assets                        $        346,144     $      239,416       $       223,840
                                                 ==================   ================    ==================

TDRs                                              $            129     $        1,933       $         4,175
                                                 ==================   ================    ==================

Ratio of NPAs to total assets                                  .60%               .43%                  .43%
                                                 ==================   ================    ==================

Ratio of TDRs to total assets                                  .00%               .00%                  .01%
                                                 ==================   ================    ==================

Ratio of NPAs and TDRs to total assets                         .60%               .43%                  .44%
                                                 ==================   ================    ==================



     The increase in NPAs during the first nine months of 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the slowing of the economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $3 million and $7 million for the three and nine months ended September 30, 2001 compared to $885 thousand and $2 million for the same periods in 2000. Interest foregone on TDRs amounted to $1 thousand and $40 thousand for the three and nine months ended September 30, 2001, compared to $41 thousand and $153 thousand for the three and nine months ended September 30, 2000.

     The tables on the following page show the Company's nonperforming assets by state as of September 30, 2001 and 2000.

                                    TABLE 11

                          Nonperforming Assets by State
                               September 30, 2001
                             (Dollars in thousands)


                       Non-Accrual Loans (a)                 Foreclosed Real Estate
               -----------------------------------   -----------------------------------
                   Residential          Commercial                          Commercial                     NPAs as
                   Real Estate             Real           Residential          Real          Total         a % of
  State         1 - 4          5+         Estate       1 - 4        5+        Estate         NPAs (b)      Loans
-----------  -----------   ----------   ----------   ---------   --------  ------------   ------------   ------------
California   $  172,974    $     821    $    667     $  1,647    $  -0-    $    -0-       $  176,109           .51%
Florida          30,426          -0-          80          280       -0-         -0-           30,786          1.13
Texas            17,126          -0-         -0-          758       -0-         -0-           17,884           .81
New Jersey       18,813          -0-         -0-          573       -0-         -0-           19,386           .98
Washington        8,554          -0-         -0-          425       -0-         -0-            8,979           .52
Illinois         14,770          -0-         -0-          594       215         -0-           15,579          1.01
Colorado          2,745          -0-         -0-          -0-       -0-         -0-            2,745           .19
Pennsylvania     12,940          -0-         -0-          603       -0-         -0-           13,543          1.30
Arizona           5,178          -0-         -0-           88       -0-         -0-            5,266           .52
Other (c)        51,294          298         -0-        4,589       -0-         -0-           56,181           .98
             ------------  ----------   ----------   ---------   -------   ------------   ------------    ------------
 Totals      $  334,820    $   1,119    $    747     $  9,557    $ 215     $    -0-          346,458           .64%
             ============  ==========   ==========   =========   =======   ============

FRE general valuation allowance                                                                 (314)         (.00)
                                                                                          ------------    ------------
Total nonperforming assets                                                                $  346,144           .64%
                                                                                          ============    ============

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The September 30, 2001 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c) All states included in other have total loan balance less than 2% of total loans.

                                    TABLE 12

                          Nonperforming Assets by State
                               September 30, 2000
                             (Dollars in thousands)

                            Non-Accrual Loans (a)                    Foreclosed Real Estate
               ------------------------------------------   --------------------------------------
                       Residential           Commercial                              Commercial                  NPAs as
                        Real Estate             Real              Residential          Real         Total         a % of
    State          1 - 4           5+          Estate         1 - 4        5+         Estate         NPAs (b)     Loans
-------------  -------------   ----------   ------------    ----------  ---------   -----------   -----------   ----------
California      $   111,403     $   985      $    576        $  3,649    $  -0-      $   -0-      $  116,613        .38%
Florida              16,819         -0-            57             675       -0-          108          17,659        .74
Texas                10,074         -0-           -0-             523       -0-          -0-          10,597        .52
New Jersey           16,004         -0-            18             243       -0-          314          16,579        .91
Washington            3,555         -0-           -0-             113       -0-          -0-           3,668        .24
Illinois             10,320         215           -0-             696       -0-          -0-          11,231        .70
Colorado              2,377         -0-           -0-             -0-       -0-          -0-           2,377        .17
Pennsylvania         10,147         -0-           -0-           1,420       -0-          -0-          11,567       1.14
Arizona               4,812         -0-           -0-             -0-       -0-          -0-           4,812        .46
Other (c)            26,510          84           -0-           1,875       -0-          508          28,977        .55
               -------------   ----------   ------------    ----------  ---------   -----------   -----------   ------------
  Totals        $   212,021     $ 1,284      $    651        $  9,194    $  -0-      $   930         224,080        .46
               =============   ==========   ============    ==========  =========   ===========

FRE general valuation allowance                                                                         (240)      (.00)
                                                                                                  -----------   ------------
Total nonperforming assets                                                                        $  223,840        .46%
                                                                                                  ============  ============

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

     The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                     September 30
                                                                -----------------------------    ------------------------------
                                                                    2001            2000             2001             2000
                                                                -------------  -------------    -------------    -------------
Beginning allowance for loan losses                              $   245,078    $   234,834      $   236,708      $   232,134
Provision for losses charged to expense                                3,639          1,106           12,463            5,917
Less loans charged off                                                  (628)           (54)          (1,383)            (674)
Recoveries                                                               161            121              329              302
Net transfer of allowance (to) from recourse liability                 2,194           (438)           2,327           (2,110)
                                                                -------------   -------------   -------------    -------------
Ending allowance for loan losses                                 $   250,444    $   235,569      $   250,444      $   235,569
                                                                =============   =============   =============    =============

Ratio of net chargeoffs (recoveries) to average loans
  outstanding (including MBS with recourse
  and MBS-REMICs)                                                        .00%           .00%             .00%             .00%
                                                                =============   =============    =============    =============

Ratio of allowance for loan losses to total loans
  (including MBS with recourse and MBS-REMICs)                                                           .46%             .48%
                                                                                                 =============    =============
Ratio of allowance for loan losses to nonperforming assets                                              72.4%           105.2%
                                                                                                 =============    =============


Deposits

     The Company raises deposits through its retail branch system as well as through the capital markets.

     Retail deposits increased during the third quarter of 2001 by $1.8 billion, including interest credited of $312 million, compared to an increase of $522 million, including interest credited of $328 million in the third quarter of 2000. Retail deposits increased during the first nine months of 2001 by $3.3 billion, including interest credited of $994 million, compared to an increase of $1.1 billion, including interest credited of $896 million in the first nine months of 2000. Retail deposits increased during the first nine months of 2001 because the public found savings to be a more favorable investment compared with other alternatives. The increase in 2000 was primarily due to interest credited. At September 30, 2001 and 2000, transaction accounts (which include checking, passbook, and money market accounts) represented 34% and 28%, respectively, of the total balance of deposits.

     The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of December 31, 2000 included $185 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at September 30, 2001 or September 30, 2000.

The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 2001 and 2000.

                                    TABLE 14
                                    Deposits
                              (Dollars in Millions)

                                                                                             September 30
                                                                     -----------------------------------------------------------
                                                                                 2001                           2000
                                                                     ----------------------------   ----------------------------
                                                                        Rate*           Amount         Rate*           Amount
                                                                     -----------    -------------   ----------------------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.85%        $     98          3.02%        $     74
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 3.06            4,317          3.40            3,157
      Passbook accounts                                                    1.20              461          1.48              463
      Money market deposit accounts                                        3.66            6,341          4.24            4,217
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  4.21           11,908          5.95            9,569
        1 to 2 years                                                       5.02            6,785          5.85            7,511
        2 to 3 years                                                       5.45            1,560          5.62            1,388
        3 to 4 years                                                       5.54              602          5.74              451
        4 years and over                                                   5.78              735          5.96              678
      Retail jumbo CDs                                                     4.86              327          5.81              741
                                                                                    -------------                  -------------
                                                                                        $ 33,134                       $ 28,249
                                                                                    =============                  =============



                                                                                         2001                           2000
                                                                                    -------------                  -------------
    Deposits by remaining maturity:
        No contractual maturity                                            3.31%        $ 11,217          3.73%        $  7,911
        Maturity within one year                                           4.58           19,449          5.86           18,054
        1 to 5 years                                                       5.12            2,448          6.08            2,252
        Over 5 years                                                       5.74               20          5.35               32
                                                                                    -------------                  -------------
                                                                                        $ 33,134                       $ 28,249
                                                                                    =============                  =============

     * Weighted average interest rate, including the impact of interest rate swaps.

     At September 30, the weighted average cost of deposits was 4.19% (2001) and 5.28% (2000).

Advances from Federal Home Loan Banks

     The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $17.9 billion at September 30, 2001, compared to $19.7 billion at December 31, 2000, and $18.2 billion at September 30, 2000, respectively.

Securities Sold Under Agreements to Repurchase

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $421 million, $857 million, and $859 million at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

Other Borrowings

     At September 30, 2001, Golden West, at the holding company level, had principal amounts of $600 million of subordinated debt issued and outstanding as compared to $715 million at September 30, 2000. As of September 30, 2001, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

     In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. At September 30, 2001, the Company had issued and outstanding $200 million of five-year senior debt in connection with the aforementioned registration statement.

     At September 30, 2001, WSB had $694 million of bank notes outstanding.

     In November 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 2001, WSB had not issued any notes under this authority.

Stockholders' Equity

     The Company's stockholders' equity increased by $528 million during the first nine months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders and the $29 million cost of the repurchase of Company stock. The Company's stockholders' equity increased by $294 million during the first nine months of 2000 as a result of net earnings and increased market values of securities available for sale, partially offset by the payment of quarterly dividends to stockholders and the $109 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 2001, December 31, 2000, and September 30, 2000 were $222 million, $233 million, and $182 million, respectively.

     Since 1993, through five separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of September 30, 2001, 43.4 million shares had been repurchased and retired at a cost of $944 million since October 1993, of which 529,000 were purchased and retired at a cost of $29 million during the first nine months of 2001. Dividends from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

     The OTS requires federally insured institutions such as WSB and WTX to meet certain minimum capital requirements. The following table shows WSB's regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 2001 and 2000. The September 30, 2000 numbers are as reported to the OTS and have not been restated because the OTS did not require them to be restated to reflect the reorganization that took place in 2000 as discussed on page 6.

                                    TABLE 15

                             World Savings Bank, FSB
                            Regulatory Capital Ratios
                             (Dollars in thousands)


                                       September 30, 2001                                        September 30, 2000
                     -----------------------------------------------------    ----------------------------------------------------
                              ACTUAL                      REQUIRED                       ACTUAL                      REQUIRED
                     -------------------------   -------------------------    -------------------------    -----------------------
                       Capital         Ratio        Capital         Ratio         Capital      Ratio         Capital        Ratio
                     -------------   ---------   -------------   ---------    ------------   ----------    ------------   --------
       Tangible        $4,247,559      7.38%        $  863,820      1.50%        $2,817,341      5.81%        $  727,749     1.50%
       Core             4,247,559      7.38          2,303,520      4.00          2,817,341      5.81          1,940,664     4.00
       Risk-based       4,591,460     13.72          2,676,943      8.00          2,985,238     10.62          2,249,282     8.00


     The following table shows WTX's current regulatory capital ratios and compares them to the OTS minimum requirements at September 30, 2001.

                                    TABLE 16

                          World Savings Bank, FSB Texas
                            Regulatory Capital Ratios
                             (Dollars in thousands)


                                  September 30, 2001
               --------------------------------------------------------
                         ACTUAL                       REQUIRED
               ---------------------------   --------------------------
                 Capital         Ratio         Capital         Ratio
               -------------   -----------   -------------   ----------
Tangible          $ 310,217      5.22%           $ 89,180      1.50%
Core                310,217      5.22             237,813      4.00
Risk-based          310,218     26.08              95,167      8.00

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The determination of whether a savings bank falls into a certain classification depends primarily on its capital ratios. As the following two tables show, as of September 30, 2001, WSB and WTX exceeded the qualifications for well-capitalized institutions under the rules applicable to them.

                                    TABLE 17

                             World Savings Bank, FSB
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)



                                      ACTUAL                             WELL-CAPITALIZED
                            ----------------------------      --------------------------------
                              Capital           Ratio             Capital             Ratio
                            -------------     ----------      --------------      ------------
Leverage                      $ 4,247,559         7.38%         $ 2,879,400           5.00%
Tier 1 risk-based               4,247,559        12.69            2,007,708           6.00
Total risk-based                4,591,460        13.72            3,346,179          10.00


                                    TABLE 18

                          World Savings Bank, FSB Texas
         Regulatory Capital Compared to Well-Capitalized Classification
                             (Dollars in thousands)



                                      ACTUAL                             WELL-CAPITALIZED
                            ----------------------------      ---------------------------------
                               Capital         Ratio             Capital             Ratio
                            --------------    ----------      --------------      -------------
Leverage                       $ 310,217         5.22%           $297,266             5.00%
Tier 1 risk-based                310,217        26.08              71,375             6.00
Total risk-based                 310,218        26.08             118,959            10.00

Results Of Operations

     Net Earnings

     Net earnings for the three months ended September 30, 2001 were $206 million compared to net earnings of $137 million for the three months ended September 30, 2000. Net earnings for the nine months ended September 30, 2001 were $591 million (excluding the cumulative effect of the accounting change) compared to net earnings of $397 million for the nine months ended September 30, 2000. Net earnings increased in 2001 as compared to 2000 primarily as a result of increased net interest income and increased noninterest income, which were partially offset by an increase in general and administrative expenses. Net earnings for the nine months ended September 30, 2001, including the cumulative effect of the accounting change, net of tax, were $585 million. See page 6 for further discussion on SFAS 133 and the cumulative effect of the accounting change.

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

     Net interest income amounted to $415 million and $1.2 billion, respectively, for the three and nine months ended September 30, 2001. These amounts represented 44% and 41% increases, respectively, over the $288 million and $838 million reported during the same periods in 2000. As discussed below, the significant growth of net interest income in 2001 compared with the prior year resulted from two principal factors: the substantial growth of the mortgage portfolio during 2000; and an increase in 2001 in the Company's primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

     Net interest income in 2001 benefited from the 32% growth of the mortgage portfolio in the prior year. Specifically, in 2000, the Company originated a record loan volume that, in combination with a moderate level of mortgage repayments, resulted in unusually rapid growth of the Company's loans receivable. Thus, there was a significantly larger average loan balance outstanding during 2001 versus 2000, and this contributed to the substantial net interest income increase in 2001.

     Net interest income increases in 2001 were also influenced by a temporary widening of the Company's primary spread. As noted in the discussion of the Gap on page 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, and when short-term interest rates move up, the Company's primary spread compresses for a period of time. When interest rates stabilize, the primary spread returns to more normal levels. For the five years ended September 30, 2001, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.21% with a high of 2.83% and a low of 1.88%.

     During the first nine months of 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 350 basis points in order to stimulate the economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 185 basis points between December 31, 2000 and September 30, 2001. This large drop occurred, in part, because the Company used primarily adjustable market-rate borrowings to fund the rapid expansion of the loan portfolio in 2000. As a result, a significant portion of the Company's liabilities responded almost immediately to the sharp decrease in market rates in 2001. While the Company's cost of funds declined considerably during the first nine months of 2001, the yield on the Company's assets fell by only 105 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, reaching 2.83%, the highest point since 1987, and resulted in a temporary boost to net interest income in 2001.

     The table below shows the components of the Company's spread at September 30, 2001, December 31, 2000, and September 30, 2000.

                                    TABLE 19

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread


                                                      September 30         December 31         September 30
                                                          2001               2000                  2000
                                                    ---------------    ----------------     ----------------

                     Yield on loan portfolio                7.01%               8.05%                 7.88%
                     Yield on MBS                           6.95                7.98                  7.82
                     Yield on investments                   4.34                7.12                  8.70
                                                    -------------        ------------         -------------
                     Yield on earning assets                6.97                8.02                  7.86
                                                    -------------        ------------         -------------
                     Cost of deposits                       4.19                5.52                  5.28
                     Cost of borrowings                     4.05                6.66                  6.58
                                                    -------------        ------------         -------------
                     Cost of funds                          4.14                5.99                  5.82
                                                    -------------        ------------         -------------
                     Primary spread                         2.83%               2.03%                 2.04%
                                                    =============        ============         =============


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

                                    TABLE 20

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)



                                                  Three Months Ended                                  Three Months Ended
                                                  September 30, 2001                                  September 30, 2000
                                    ---------------------------------------------   -----------------------------------------------
                                                      Annualized       End of                            Annualized       End of
                                        Average      Average Yield     Period           Average            Average        Period
                                     Balances (a)                        Yield       Balances (a)           Yield          Yield
                                    --------------  ----------------   ----------   ----------------   --------------   -----------
 ASSETS
 Investment securities               $  3,184,270          4.09%         4.34%       $   3,600,512            6.84%         8.70%
 Mortgage-backed securities            16,797,464          7.10%         6.95%          14,791,819            7.66%         7.82%
 Loans receivable (b)                  37,237,843          7.34%         7.01%          33,067,747            7.90%         7.88%
 Invest. in capital stock of FHLBs      1,091,375          4.96%         4.97%             886,441            7.24%         6.55%
                                    --------------  ---------------                 ----------------   --------------
 Interest-earning assets             $ 58,310,952          7.05%                     $  52,346,519            7.75%
                                    ==============  ===============                 ================   ==============

 LIABILITIES
 Deposits:
     Checking accounts               $    120,250          2.77%         1.85%       $     156,644            1.84%         3.02%
     Savings accounts                  10,115,826          3.45%         3.32%           8,189,258            3.76%         3.74%
     Term accounts                     22,255,697          4.99%         4.65%          20,820,381            5.91%         5.88%
                                    --------------- ---------------    ----------   ----------------   ---------------  -----------
         Total deposits                32,491,773          4.50%         4.19%          29,166,283            5.29%         5.28%
 Advances from FHLBs                   18,681,114          4.30%         4.00%          17,250,092            6.58%         6.55%
 Reverse repurchases                      758,561          3.83%         3.01%           1,486,301            6.41%         6.24%
 Other borrowings                       3,545,252          4.44%         4.95%           1,883,200            7.13%         7.63%
                                   ---------------  --------------                 ----------------   ---------------
 Interest-bearing liabilities        $ 55,476,700          4.42%                     $  49,785,876            5.84%
                                   ===============  ==============                 ================   ===============

 Net interest spread                                       2.63%                                              1.91%
                                                    ==============                                    ===============

 Net interest income                 $    415,132                                    $     287,912
                                   ===============                                 ================

 Net yield on average interest-
     earning assets                                        2.85%                                              2.20%
                                                    ==============                                    ===============


(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

                                    TABLE 21

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)



                                                    Nine Months Ended                                   Nine Months Ended
                                                   September 30, 2001                                  September 30, 2000
                                     -----------------------------------------------   --------------------------------------------
                                                          Annualized       End of                          Annualized      End of
                                         Average         Average Yield     Period           Average          Average       Period
                                      Balances (a)                          Yield       Balances (a)         Yield         Yield
                                     ----------------   ----------------   ---------   ----------------  --------------  ----------
  ASSETS
  Investment securities               $   3,167,297             4.94%        4.34%      $    2,972,977          6.52%        8.70%
  Mortgage-backed securities             18,100,472             7.63%        6.95%          12,963,639          7.47%        7.82%
  Loans receivable (b)                   35,398,324             7.77%        7.01%          31,218,757          7.63%        7.88%
  Invest. in capital stock of FHLBs       1,082,383             5.64%        4.97%             724,472          7.60%        6.55%
                                     ---------------    ---------------                ----------------  --------------
  Interest-earning assets             $  57,748,476             7.53%                   $   47,879,845          7.52%
                                     ===============    ===============                ================  ==============

  LIABILITIES
  Deposits:
      Checking accounts               $     125,870             2.57%        1.85%      $      136,543          2.13%      3.02%
      Savings accounts                    8,204,319             3.51%        3.32%           8,857,741          3.80%      3.74%
      Term accounts                      23,861,265             5.50%        4.65%          22,167,349          4.99%      5.88%
                                     ---------------    ---------------    ---------   ----------------  ---------------  --------
          Total deposits                 32,191,454             4.98%        4.19%          31,161,633          4.64%      5.28%
  Advances from FHLBs                    18,989,841             5.15%        4.00%          13,608,999          6.22%      6.55%
  Reverse repurchases                     1,079,398             4.88%        3.01%           1,378,630          6.04%      6.24%
  Other borrowings                        2,698,127             5.10%        4.95%           1,510,799          7.06%      7.63%
                                     ---------------    ---------------                ----------------  ---------------
  Interest-bearing liabilities        $  54,958,820             5.04%                   $   47,660,061          5.21%
                                     ===============    ===============                ================  ===============
  Net interest spread                                           2.49%                                           2.31%
                                                        ===============                                  ===============

  Net interest income                 $   1,181,028                                     $      838,071
                                     ===============                                   ================

  Net yield on average interest-
      earning assets                                            2.73%                                            2.33%
                                                        ===============                                   ===============


(a)  Averages are computed using daily balances.
(b)  Includes nonaccrual loans (90 days or more past due).

     The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 2001 and 2000.

                                    TABLE 22

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues



                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                              ---------------------------      -------------------------
                                                                  2001            2000            2001           2000
                                                              ------------     ----------      ----------     ----------
Interest on loans                                                    63.0%          61.8%           60.1%          63.5%
Interest on mortgage-backed securities                               27.5           26.8            30.2           25.8
Interest and dividends on investments                                 4.3            7.4             4.8            6.6
                                                              ------------     ----------      ----------     ----------
                                                                     94.8           96.0            95.1           95.9
Less:
  Interest on deposits                                               33.7           36.5            35.1           38.5
  Interest on advances and other borrowings                          22.8           32.3            25.5           27.6
                                                              ------------     ----------      ----------     ----------
                                                                     56.5           68.8            60.6           66.1

Net interest income                                                  38.3           27.2            34.5           29.8
  Provision for loan losses                                            .3             .1              .4             .2
                                                              ------------     ----------      ----------     ----------
Net interest income after provision for loan losses                  38.0           27.1            34.1           29.6

Add:
  Fees                                                                3.5            1.9             3.3            1.9
  Gain on the sale of securities and loans                            1.2             .3              .8             .2
  Change in fair value of derivatives                                 (.7)           0.0             (.4)           0.0
  Other non-interest income                                           1.2            1.8             1.2            2.0
                                                              ------------     ----------      ----------     ----------
                                                                      5.2            4.0             4.9            4.1
Less:
  General and administrative expenses                                12.2           10.2            10.9           11.0
  Taxes on income                                                    12.0            7.9            10.8            8.6
  Cumulative effect of accounting change                              0.0            0.0              .2            0.0
                                                              ------------     ----------      ----------     ----------
Net earnings                                                         19.0%          13.0%           17.1%          14.1%
                                                              ============     ==========      ==========     ==========


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

                                    TABLE 23

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)


                                                       Nine Months Ended
                                                      September 30, 2001
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2000                       $   217            $   717
Maturities                                            (114)               (56)
                                               --------------    ---------------
Balance at September 30, 2001                      $   103            $   661
                                               ==============    ===============

     The range of floating interest rates received on swap contracts in the first nine months of 2001 was 2.58% to 6.90%, and the range of floating interest rates paid on swap contracts was 3.36% to 6.76%. The range of fixed interest rates received on swap contracts in the first nine months of 2001 was 5.81% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

     Interest rate swap payment activity decreased net interest income by $3.8 million and $7.5 million for the three and nine months ended September 30, 2001, as compared to decreases of $682 thousand and $3.5 million for the same periods in 2000.

     Upon adoption of SFAS 133 on January 1, 2001 (refer to discussion on page
6), the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time charge, the Company reported pre-tax expense of $8 million, or $.03 after tax per diluted share for the three months ended September 30, 2001, associated with the on going quarterly valuation of the Company's swaps and pre-tax expense of $14 million, or $.05 after tax per diluted share for the nine months ended September 30, 2001. This additional expense occurred because the market value of Golden West's swaps declined during the third quarter and the first nine months of 2001 in conjunction with falling short-term rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has elected not to use permitted hedge accounting for the derivative financial instruments in portfolio at September 30, 2001.

     Interest on Loans

     In the third quarter of 2001, interest on loans was higher than in the comparable 2000 period by $30 million or 4.6%. The increase in the third quarter of 2001 was due to a $4.2 billion increase in the average portfolio balance, which was partially offset by a 56 basis point decrease in the average portfolio yield. In the first nine months of 2001, interest on loans was higher than in the comparable 2000 period by $275 million or 15.4%. The increase in the first nine months of 2001 was due to a $4.2 billion increase in the average portfolio balance and a 14 basis point increase in the average portfolio yield.

     Interest on Mortgage-Backed Securities

     In the third quarter of 2001, interest on mortgage-backed securities was higher than in the comparable 2000 period by $15 million or 5.3%. The increase in the third quarter of 2001 was primary due to a $2.0 billion increase in the average portfolio balance, which was partially offset by a 56 basis point decrease in the average portfolio yield. In the first nine months of 2001, interest on mortgage-backed securities was higher than in the comparable 2000 period by $309 million or 42.5%. The increase in the first nine months of 2001 was due to a $5.1 billion increase in the average portfolio balance and a 16 basis point increase in the average portfolio yield. The increase in the mortgage-backed securities portfolio was primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed on page 12.

     Interest and Dividends on Investments

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the third quarter of 2001, interest and dividends on investments decreased by $32 million or 40.6% from the comparable period in 2000. The decrease in the third quarter of 2001 was due to a $416 million decrease in the average portfolio balance and a 289 basis point decrease in the average portfolio yield. In the first nine months of 2001, interest and dividends on investments decreased by $23 million or 12.6% from the comparable period in 2000. The decrease in the first nine months of 2001 was primarily due to a 170 basis point decrease in the average portfolio yield, which was partially offset by a $194 million increase in the average portfolio balance.

     Interest on Deposits

     In the third quarter of 2001, interest on deposits decreased by $20 million or 5.1% from the comparable period in 2000. The decrease in the third quarter of 2001 was due to a 76 basis point decrease in the average cost of deposits partially offset by a $3.2 billion increase in the average balance of deposits. In the first nine months of 2001, interest on deposits increased by $119 million or 11.0% from the comparable period in 2000. The increase in the first nine months of 2001 was due to a $3.3 billion increase in the average balance of deposits.

     Interest on Advances and Other Borrowings

     In the third quarter of 2001, interest on advances and other borrowings decreased by $94 million or 27.5% from the comparable period of 2000. The decrease in the third quarter of 2001 was primarily due to a 229 basis point decrease in the average cost of these borrowings partially offset by a $2.4 billion increase in the average balance. In the first nine months of 2001, interest on advances and other borrowings increased by $99 million or 12.7% from the comparable period of 2000. The increase in the first nine months of 2001 was primarily due to a $6.3 billion increase in the average balance, which was partially offset by a 115 basis point decrease in the average cost of these borrowings.

     Provision for Loan Losses

     The provision for loan losses was $4 million and $12 million for the three and nine months ended September 30, 2001, compared to $1 million and $6 million for the same periods in 2000. The increase in the provision for loan losses in

2001 reflected the growth in the loan portfolio over the prior year and the increase in nonperforming assets.

     Noninterest Income

     Noninterest income was $56 million and $167 million, respectively, for the three and nine months ended September 30, 2001, compared to $41 million and $115 million for the same periods in 2000. The increases in 2001 as compared to 2000 resulted primarily from a higher amount of prepayment fees and increased gains on the sale of fixed-rate mortgages.

     General and Administrative Expenses

     For the third quarter and first nine months of 2001, general and administrative expenses (G&A) were $132 million and $375 million compared to $107 million and $309 million for the comparable periods in 2000. G&A as a percentage of average assets on an annualized basis was .91% and .88% for the third quarter and first nine months of 2001 compared to .84% and .88% for the same periods in 2000. G&A expenses increased in 2001 because of the costs associated with the 32% growth of the mortgage portfolio in the prior year as well as ongoing investments in personnel, facilities, and technology.

     Taxes on Income

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses purchase accounting in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

     Taxes as a percentage of earnings were 38.7% and 38.5%for the third quarter and first nine months of 2001, respectively, compared to 37.8% for both the third quarter and first nine months of 2000.

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

     The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 23), and general and administrative expenses. At September 30, 2001, December 31, 2000, and September 30, 2000, Golden West's total cash and investments amounted to $532 million, $387 million, and $516 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at September 30, 2001 and December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 11 and 27. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at September 30, 2001, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

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

11   Statement of Computation of Earnings Per Share

(b)  Reports on Form 8-K

     The Registrant filed the following report on Form 8-K with the Commission during the quarter for which the report is filed:

1. Report filed July 27, 2001. Item 7. Financial Statements and Exhibits. The report included a press release announcing the Company's second quarter financial results.
2. Report filed August 3, 2001. Item 7. Financial Statements and Exhibits. This report included a Statement of Eligibility on Form T-1 of Bankers Trust Company, as trustee under the Company's Senior Debt Indenture dated as of August 8, 2001.
3. Report filed August 8, 2001. Item 7. Financial Statements and Exhibits. This report included the final form of the Company's Senior Debt Indenture dated as of August 8, 2001 with Bankers Trust Company, as trustee, as well as the form of the 5 1/2% Senior Note due August 8, 2006 issued by the Company on August 8, 2001.




                                             Signatures

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 14, 2001                   /s/ Russell W. Kettell
                                           -------------------------------------
                                           Russell W. Kettell
                                           President and Chief Financial Officer


                                            /s/ William C. Nunan
                                           -------------------------------------
                                           William C. Nunan
                                           Group Senior Vice President
                                           and Chief Accounting Officer