Form 10-K
period 2001-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2002-03-28
CIK 42293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                           ___________________________

                                    FORM 10-K
                           ___________________________


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           ___________________________

                          Commission File Number 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated pursuant to the Laws of Delaware State

                           ___________________________

        Internal Revenue Service - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                           ___________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The approximate aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant on February 28, 2002, was $9,902,656,421. The number of shares outstanding of the Registrant's common stock on February 28, 2002, was 155,335,787 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated March 15, 2002, furnished to stockholders in connection with registrant's Annual Meeting of Stockholders, is incorporated by reference into Part III.

================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I ............................................................................................................    1
     Item 1.  Business ............................................................................................    1
          Registrant ..............................................................................................    1
          Forward Looking Statements ..............................................................................    1
          Regulatory Framework ....................................................................................    2
          Office Structure ........................................................................................    2
          Operations ..............................................................................................    2
          Deposit Activities ......................................................................................    3
          Borrowings ..............................................................................................    5
          Loans Receivable and Mortgage-Backed Securities .........................................................    7
          Mortgage Servicing Rights ...............................................................................   18
          Asset Quality ...........................................................................................   19
          Investment Activities ...................................................................................   23
          Stockholders' Equity ....................................................................................   24
          New Accounting Pronouncements ...........................................................................   25
          Earnings Per Share ......................................................................................   27
          Yield on Interest-Earning Assets/Cost of Funds ..........................................................   27
          Competition and Other Matters ...........................................................................   29
          Thrift Industry .........................................................................................   30
          Regulation ..............................................................................................   30
          Employee Relations ......................................................................................   39
     Item 2.  Properties ..........................................................................................   39
     Item 3.  Legal Proceedings ...................................................................................   39
     Item 4.  Submission of Matters to a Vote of Security Holders .................................................   39
PART II ...........................................................................................................   40
     Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters ........................   40
          Market Prices of Stock ..................................................................................   40
          Per Share Cash Dividends Data ...........................................................................   40
          Stockholders ............................................................................................   41
     Item 6.  Selected Financial Data .............................................................................   41
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............   45
          Financial Condition .....................................................................................   46
          Results of Operations ...................................................................................   61
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .........................................   68
     Item 8.  Financial Statements and Supplementary Data .........................................................   68
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................   68
PART III ..........................................................................................................   69
     Item 10.  Directors and Executive Officers of the Registrant .................................................   69
     Item 11.  Executive Compensation .............................................................................   70
     Item 12.  Security Ownership of Certain Beneficial Owners and Management .....................................   70
     Item 13.  Certain Relationships and Related Transactions .....................................................   70
PART IV ...........................................................................................................   71
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................................   71

                                     PART I

ITEM 1.  BUSINESS

Registrant

         Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned savings bank subsidiary, World Savings Bank, FSB (WSB). Golden West also has two other operating subsidiaries, Atlas Advisers, Inc. and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a registered open-end management investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s fourteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

         During the fourth quarter of 2000, World Savings Bank, a State Savings Bank (WSSB), a wholly owned subsidiary of Golden West, received approval to change from a Texas state savings bank regulated by the FDIC to a federally chartered savings bank regulated by the OTS. WSSB's new name as a result of this change is World Savings Bank, FSB (Texas) (WTX). On December 1, 2000, Golden West contributed WTX to WSB and WTX became a wholly owned subsidiary of WSB. In addition, on December 31, 2000, World Savings and Loan Association, formerly a wholly owned subsidiary of Golden West, was merged into WSB.

         WSB is a federally chartered savings bank, with deposits insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks, and certain savings banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF.

         WSB's home office is in Oakland, California. As of December 31, 2001 and 2000, WSB had assets of $58.4 billion and $55.7 billion, respectively. For the years ended December 31, 2001, 2000, and 1999, WSB had net income of $827 million, $540 million, and $479 million, respectively.

Forward Looking Statements

         This report contains certain forward-looking statements which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

Regulatory Framework

         The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA) and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WTX is a member of the FHLB system and owns stock in the FHLB of Dallas. WSB's and WTX's savings accounts are insured by the FDIC up to the maximum amounts provided by law. The Company, WSB, and WTX are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS) and the FDIC. Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, capital requirements, and the payment of dividends. WSB and WTX are also subject to regulations of the FDIC and the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to deposit accounts, reserve requirements, and certain other matters (see Regulation), and regulations of other federal and state agencies concerning consumers, lending, and securities activities.

Office Structure

         As of December 31, 2001, the Company operated 121 savings branch offices in California, 44 in Florida, 36 in Colorado, 23 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, five in Illinois, and two in Nevada. The Company also operated 330 loan origination offices of which 270 were located in the states listed above. The remaining 60 loan origination offices were located in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. Of the 330 loan offices, 21 were fully-staffed offices that were located in the same premises as savings branch offices, and 133 others were savings branch offices that have a single loan officer on site. The remaining loan origination offices were located in facilities that were separate from savings branch offices.

Operations

         The principal business of the Company, through WSB and WTX, is attracting funds from the investing public and the capital markets and investing those funds principally in loans secured by deeds of trust or mortgages on residential real estate, and mortgage-backed securities (MBS). WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; bank notes; borrowings from the Federal Home Loan Bank of San Francisco; borrowings from its parent; borrowings from its WTX subsidiary; and debt collateralized by mortgages, MBS, or securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, issuance of commercial paper, and borrowings from commercial banks. Furthermore, under certain limited conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending on policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board. WTX's principal source of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from WSB and WSB's parent.

         The principal sources of funds for the holding company, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt and equity securities.

Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on debt securities, capital contributions to WSB, dividends to stockholders, the repurchase of Company stock, and general and administrative expenses.

Deposit Activities

         Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to seven years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. The Company uses government securities dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs." All other deposits offered by the Company are considered "retail deposits." The Company's deposit balance at December 31, 2000 and 1999 included $185 million and $600 million, of these wholesale CDs. There were no outstanding wholesale CDs at December 31, 2001.

         Retail deposits increased $4.6 billion during 2001, including interest credited of $1.3 billion, compared to an increase of $2.7 billion during 2000, including interest credited of $1.3 billion, and an increase of $896 million, including interest credited of $1.1 billion during 1999. Retail deposits increased in 2001 because the Company utilized effective marketing campaigns to attract consumer funds in an environment where the public found savings to be a more favorable investment compared with other alternatives. Retail deposits increased in 2000 primarily due to the implementation of marketing campaigns that took advantage of the favorable savings environment, especially in the second half of the year. Retail deposits increased in 1999 as the Company concentrated efforts on building the loyalty of existing depositors. At December 31, 2001, 2000, and 1999, transaction accounts (which include checking, passbook, and money market accounts) represented 40%, 24%, and 35%, respectively, of the total balance of deposits.

         The table on the following page summarizes the Company's deposits by original term to maturity at December 31.

                                     TABLE 1

                                    Deposits
                          by Original Term to Maturity
                             (Dollars in Thousands)

                                           2001           2000           1999         1998          1997
                                       -----------   -----------    -----------   -----------   -----------
Interest-bearing checking accounts...  $   155,799   $    74,598    $   128,677   $   102,874   $    85,343
Interest-bearing checking accounts
  swept into money market deposit
  accounts ..........................    4,613,087     3,059,928      3,206,240     2,706,811     1,386,398
Passbook accounts ...................      459,953       451,228        484,132       514,265       528,727
Money market deposit accounts........    8,569,759     3,534,786      5,869,963     5,825,450     2,774,336
Time certificates of deposit with
    original maturities of:
    4 weeks to 1 year................   10,852,181    12,325,768      8,554,573     5,893,772     8,996,965
    1 to 2 years.....................    6,415,700     7,275,219      5,947,712     7,717,692     5,750,387
    2 to 3 years.....................    1,619,868     1,367,147      1,349,180     1,417,606     1,478,756
    3 to 4 years.....................      737,981       453,974        368,540       368,615       431,400
    4 years and over ................      799,025       675,120        582,275     1,150,056     1,440,434
Retail jumbo CDs /(a)/ ..............      249,088       644,962        623,286       521,478       711,010
Wholesale CDs........................          -0-       185,000        600,000           -0-       525,305
All other ...........................          144           189            332           476           656
                                       -----------   -----------    -----------   -----------   -----------
Total deposits.......................  $34,472,585   $30,047,919    $27,714,910   $26,219,095   $24,109,717
                                       ===========   ===========    ===========   ===========   ===========

    (a) Retail jumbo CDs are certificates of deposit with a minimum balance of $100,000.

         The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in Thousands)


                                                                    2001              2000
                                                               -------------    --------------
                     0.00 %    --    4.00 % ..............      $ 25,131,059      $  4,107,186
                     4.01 %    --    6.00 % ..............         7,572,962         9,314,068
                     6.01 %    --    8.00 % ..............         1,759,311        16,617,334
                     8.01 %    --   10.00 % ..............               -0-               -0-
                    10.01 %    --   12.00 % ..............             9,253             9,331
                                                               -------------    --------------
                                                                $ 34,472,585      $ 30,047,919
                                                               =============    ==============

         At December 31, the weighted average cost of deposits was 3.39% (2001) and 5.52% (2000).

         The table below shows the maturities of deposits at December 31, 2001 by interest rate.

                                     TABLE 3

                               Deposit Maturities
                                by Interest Rate
                             (Dollars in Thousands)

                                                                                         2006 and
                             2002/(a)/         2003           2004           2005        thereafter        Total
                          -------------   -------------   -----------    -----------   ------------   -------------
   0.00 %    --  4.00 %     $24,323,513       $ 682,873      $122,128       $  1,717        $   828     $25,131,059
   4.01 %    --  6.00 %       6,124,473         838,589       339,025         17,776        253,099       7,572,962
   6.01 %    --  8.00 %       1,244,246         228,418        14,014        262,621         10,012       1,759,311
   8.01 %    -- 10.00 %             -0-             -0-           -0-            -0-            -0-             -0-
  10.01 %    -- 12.00 %              89           9,164           -0-            -0-            -0-           9,253
                          -------------   -------------   -----------    -----------   ------------   -------------
                            $31,692,321      $1,759,044     $ 475,167       $282,114      $ 263,939     $34,472,585
                          =============   =============   ===========    ===========   ============   =============

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

       As of December 31, 2001, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $4.1 billion, of which $249 million were retail jumbo CDs, the remainder were non-jumbo retail CDs, and there were no wholesale CDs. The following table presents the maturity of these time certificates of deposit at December 31, 2001.

                                     TABLE 4

            Maturities of Time Certificates of Deposit Equal to or Greater than
                                    $100,000
                             (Dollars in Thousands)


                     3 months or less                            $ 1,712,642
                     Over 3 months through 6 months                1,036,826
                     Over 6 months through 12 months                 835,482
                     Over 12 months                                  547,146
                                                               -------------
                                                                 $ 4,132,096
                                                               =============

       More information regarding deposits is included in Note I to the Financial Statements included in Item 14.

Borrowings

         The Company generally may borrow from the FHLB upon the security of (a) the capital stock of the FHLB owned by the Company, (b) certain of its residential mortgage loans and MBS, or (c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances," to supplement cash flow and to provide funds for loan originations. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable. At December 31, 2001, the Company had $18.0 billion in FHLB advances outstanding, compared to $19.7 billion at yearend 2000.

         The Company enters into reverse repurchase agreements with selected major government securities dealers, large banks, or the FHLB of San Francisco and the FHLB of Dallas. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a counterparty coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

         The Company also enters into dollar reverse repurchase agreements (dollar reverses) with selected major government securities dealers, as well as large banks. A dollar reverse involves the sale and delivery of mortgage-backed securities by the Company to a broker or dealer, coupled with an agreement to purchase securities of the same type and interest coupon at a fixed price for settlement at a later date. Under generally accepted accounting principles, these transactions are accounted for as borrowings secured by mortgage-backed securities. The Company pays the brokers and dealers a fixed rate of interest for the use of the funds for the period involved, which is generally short-term. At maturity, the secured borrowings are repaid (by purchase of similar securities) and similar securities are delivered to the Company.

         The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses amounted to $224 million at December 31, 2001, compared to $857 million at yearend 2000.

         At December 31, 2001, Golden West, at the holding company level, had a total of $600 million of subordinated debt issued and outstanding. As of December 31, 2001, Golden West's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. In January 2002, Moody's upgraded the credit rating of Golden West's subordinated debt to A2.

         In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. At December 31, 2001, the Company had issued and had outstanding $200 million of five-year senior debt in connection with the aforementioned registration statement. As of December 31, 2001, the Company's senior debt was rated A2 and A by Moody's and S&P, respectively. In January 2002, Moody's upgraded the credit rating for Golden West's senior debt to A1.

         During November 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 2001, WSB had not issued any notes under this authority. As of December 31, 2001, WSB's long-term deposits and other senior obligations were rated A1 and A+ by Moody's and S&P, respectively. In January 2002, Moody's upgraded the credit rating for WSB's long-term deposits and other senior obligations to Aa3.

         The table below sets forth the composition of the Company's borrowings at December 31.

                                     TABLE 5

                            Composition of Borrowings
                             (Dollars in Thousands)

                                         2001           2000           1999          1998           1997
                                      -----------    -----------    -----------    ----------    -----------
FHLB advances .....................   $18,037,509    $19,731,797    $ 8,915,218    $6,163,472    $ 8,516,605
Reverse repurchase agreements .....       223,523        857,274        970,129     1,252,469      2,334,048
Dollar reverse repurchase
    agreements ....................           -0-            -0-         75,047           -0-            -0-
Medium-term notes .................           -0-            -0-            -0-           -0-        109,992
Senior debt .......................       198,215            -0-            -0-           -0-            -0-
Subordinated debt .................       599,511        598,791        812,950       911,753      1,110,488
                                      -----------    -----------    -----------    ----------    -----------
    Total borrowings ..............   $19,058,758    $21,187,862    $10,773,344    $8,327,694    $12,071,133
                                      ===========    ===========    ===========    ==========    ===========
Weighted average interest rate
    of total borrowings ...........          2.72%          6.66%          5.77%         5.87%          5.99%
                                      ===========    ===========    ===========    ==========    ===========

         More information concerning the borrowings of the Company is included in Notes J, K, L and M to the Financial Statements, which are included in Item 14.

Loans Receivable and Mortgage-Backed Securities

         The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Because the Company currently retains all of the beneficial interest in these MBS and MBS-REMIC securitizations and because the securitizations meet all the requirements for separate security recognition, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140. Additionally, from time to time, the Company purchases MBS. MBS, MBS-REMICs, and securitized loans are available to be used as collateral for borrowings.

         At December 31, 2001, 2000, and 1999, the balance of loans receivable including MBS was $55.1 billion, $52.3 billion, and $39.6 billion, respectively. Included in the $55.1 billion at December 31, 2001 was $4.7 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $8.8 billion of MBS-REMICs, $5.2 billion of securitized loans, and $509 million of purchased MBS. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS. Included in the $39.6 billion at December 31, 1999 was $3.9 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $7.2 billion of MBS-REMICs, and $514 million of purchased MBS. Under terms of full credit recourse, the Company agrees to absorb the credit risk of the underlying loans.

         New loan volume was $20.8 billion, $19.8 billion, and $12.7 billion for the years ended December 31, 2001, 2000, and 1999, respectively. Loan portfolio repayments, including MBS repayments, were $15.6 billion, $6.9 billion, and $7.7 billion for the years ended December 31, 2001, 2000, and 1999, respectively. Loan sales were $2.9 billion, $350 million, and $1.2 billion for the years ended December 31, 2001, 2000, and 1999, respectively. The loan portfolio, including MBS, grew

$2.8 billion or 5% and $12.8 billion or 32% for the years ended December 31, 2001 and 2000, respectively.

         Loan portfolio repayments were higher in 2001 as compared to 2000 due to an increase in the prepayment rate as well as an increase in the balance of the total loan portfolio outstanding. Loan portfolio repayments were lower in 2000 as compared to 1999 due to a decrease in prepayments.

Mortgage-Backed Securities

         The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 2001, 2000, and 1999, the Company had MBS held to maturity in the amount of $13.8 billion, $18.5 billion, and $11.6 billion, respectively. During the first quarter of 2001, the Company securitized $3.0 billion of ARMs into MBS-REMICs. Loans securitized after March 31, 2001 were classified as securitized loans in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). During 2000, the Company securitized $4.8 billion of ARMs into FNMA MBS and securitized $4.6 billion of ARMs into MBS-REMICs. During 1999, the Company securitized $1.1 billion of ARMs into FNMA MBS and securitized $3.7 billion of mortgage loans into MBS-REMICs. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings.

         MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 2001, 2000, and 1999, the Company had MBS available for sale in the amount of $233 million, $70 million, and $79 million, respectively, including unrealized gains on MBS available for sale of $2 million, $1 million, and $1 million, respectively. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS adjusted for any unamortized premium or discount.

         During the first quarter of 2001 and for the years ended 2000 and 1999, the Company securitized $3.0 billion, $4.6 billion, and $3.7 billion, respectively, of mortgage loans from its loan portfolio into Real Estate Mortgage Investment Conduits. Classified as MBS held to maturity, MBS-REMICs are being used as collateral for borrowings. The REMICs are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests.

         Repayments of MBS during the years 2001, 2000, and 1999 amounted to $6.4 billion, $2.5 billion, and $2.8 billion, respectively. MBS repayments were higher in 2001 due to an increase in the prepayment rate. MBS repayments were lower in 2000 due to a decrease in the prepayment rate.

         For more information on MBS, see Notes D and E to the Financial Statements included in Item 14.

Securitized Loans

         At December 31, 2001, the Company had $5.2 billion of loans outstanding that were securitized during the second and third quarters of 2001. These loans are classified as loans receivable on the Statement of Financial Position in accordance with SFAS 140 (see New Accounting Pronouncements).

Loans

         Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 2001, the Company was originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 2001 and 2000.

         The following tables set forth the Company's loan portfolio by state as of December 31, 2001 and 2000.

                                     TABLE 6

                             Loan Portfolio by State
                                December 31, 2001
                             (Dollars in Thousands)

                              Residential                       Commercial                        Loans
                              Real Estate                          Real          Total          as a % of
                       --------------------------
       State              1 - 4           5+          Land        Estate       Loans/(a)/       Portfolio
--------------------   ------------   -----------   ---------  -------------  -------------   -----------
Northern California    $16,668,387    $1,773,468      $   19      $  15,156   $ 18,457,030        33.75 %
Southern California     15,136,951     1,579,418         -0-          2,871     16,719,240        30.57
Florida                  2,767,388        23,931         -0-            194      2,791,513         5.10
Texas                    2,159,023        82,468         169            899      2,242,559         4.10
New Jersey               1,987,905           -0-         -0-          1,817      1,989,722         3.64
Washington               1,094,565       650,818         -0-            -0-      1,745,383         3.19
Illinois                 1,407,339       119,020         -0-            -0-      1,526,359         2.79
Colorado                 1,222,142       186,155         -0-          4,548      1,412,845         2.58
Arizona                    990,100        25,438         -0-             13      1,015,551         1.86
Pennsylvania             1,013,702         1,150         -0-            111      1,014,963         1.86
Other/(b)/               5,701,125        72,773          11          3,508      5,777,417        10.56
                       -----------    ----------    ---------     ----------  -------------   ----------
  Totals               $50,148,627    $4,514,639      $  199      $  29,117     54,692,582       100.00 %
                       ===========    ==========    =========     ==========                  ==========
Deferred loan costs                                                                195,245
Loan discount on purchased loans                                                    (1,063)
Undisbursed loan funds                                                              (7,171)
Allowance for loan losses                                                         (261,013)
Loans to facilitate (LTF) interest reserve                                            (182)
Troubled debt restructured (TDR) interest reserve                                      (76)
Loans on deposits                                                                   16,672
                                                                              -------------
   Total loan portfolio including loans securitized into FNMA MBS with          54,634,994
   recourse and MBS-REMICs
Loans securitized into FNMA MBS with recourse and MBS-REMICs                   (13,569,619)/(c)/
                                                                              -------------
  Total loans receivable                                                      $ 41,065,375
                                                                              =============

(a) The Company has no commercial loans other than commercial real estate loans.
(b)  Includes states with loans less than 2% of total loans.
(c) The above schedule includes the December 31, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

                                     TABLE 7

                             Loan Portfolio by State
                                December 31, 2000
                             (Dollars in Thousands)

                             Residential                       Commercial                             Loans
                             Real Estate                          Real         Total                as a % of
                      --------------------------
      State              1 - 4           5+          Land        Estate      Loans/(a)/             Portfolio
-----------------     ------------   -----------   ---------  ------------   --------------        -----------
Northern California   $ 14,961,082   $ 1,796,032   $     108  $     20,066   $  16,777,288           32.28%
Southern California     14,385,935     1,638,631         -0-         4,246      16,028,812           30.85
Florida                  2,518,245        15,862         -0-           256       2,534,363            4.88
Texas                    2,079,256        60,746         220         1,061       2,141,283            4.12
New Jersey               1,949,096           -0-         -0-         2,516       1,951,612            3.76
Washington               1,075,055       574,651         -0-           -0-       1,649,706            3.17
Illinois                 1,520,620       121,102         -0-           -0-       1,641,722            3.16
Colorado                 1,290,477       185,567         -0-         4,634       1,480,678            2.85
Arizona                  1,052,636        17,273         -0-            14       1,069,923            2.06
Pennsylvania             1,064,820         2,332         -0-         2,297       1,069,449            2.06
Other/(b)/               5,559,064        55,264          19         4,720       5,619,067           10.81
                      ------------   -----------   ---------  ------------   --------------        -------
  Totals              $ 47,456,286   $ 4,467,460   $     347  $     39,810      51,963,903          100.00%
                      ============   ===========   =========  ============                         =======
Deferred loan costs                                                                147,751
Loan discount on purchased loans                                                    (1,470)
Undisbursed loan funds                                                              (6,703)
Allowance for loan losses                                                         (236,708)
Loans to facilitate (LTF) interest reserve                                            (237)
Troubled debt restructured (TDR) interest reserve                                     (335)
Loans on deposits                                                                   21,429
                                                                             --------------
   Total loan portfolio including loans securitized into FNMA MBS with
recourse and MBS-REMICs                                                         51,887,630
Loans securitized into FNMA MBS with recourse and MBS-REMICs                   (18,124,987)/(c)/
                                                                             --------------
  Total loans receivable                                                     $  33,762,643
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

                                     TABLE 8

                       Loan Portfolio by Type of Security
                             (Dollars in Thousands)

                                                 2001            2000           1999            1998            1997
                                               ------------   -------------   ------------   -------------   -------------
Loans collateralized primarily
   by first deeds of trust:
   One-to four-family units ..............     $38,326,759    $ 31,353,927    $26,041,066    $ 21,639,015    $ 28,978,476
   Over four-family units.................       2,766,888       2,444,832      1,979,199       4,260,631       4,462,990
   Commercial real estate.................          29,117          39,810         49,149          65,865          82,888
   Land. .................................             199             347            612             798             977
Loans on deposits  .......................          16,672          21,429         20,107          25,279          28,167
Less:
   Undisbursed loan funds.................           7,171           6,703          5,022           3,080           3,306
   Unearned fees, (deferred costs)
      and discounts ......................        (194,182)       (146,281)       (68,244)         15,273          41,470
   LTF and TDR interest reserve ..........             258             572          1,404           2,356           4,483
   Unamortized discount arising

      from acquisitions ..................             -0-             -0-            -0-           5,125          10,250
  Allowance for loan losses ..............         261,013         236,708        232,134         244,466         233,280
                                               ------------   -------------   ------------   -------------   -------------
Total loans receivable ...................      41,065,375      33,762,643     27,919,817      25,721,288      33,260,709

Loans collateralized primarily
   By first deeds of trust which
   have been securitized into MBS:
   One-to four-family units ..............      11,821,868      16,102,358      8,853,027       9,346,004       3,030,390
   Over four-family units.................       1,747,751       2,022,629      2,294,874             -0-             -0-
                                               ------------   -------------   ------------   -------------   -------------
Total loans securitized into MBS .........      13,569,619      18,124,987     11,147,901       9,346,004       3,030,390
                                               ------------   -------------   ------------   -------------   -------------
Loan portfolio including MBS..............     $54,634,994    $ 51,887,630    $39,067,718    $ 35,067,292    $ 36,291,099
                                               ============   =============   ============   =============   =============

         At December 31, 2001, 99% of the loans in the portfolio (including loans securitized into MBS) had remaining terms to maturity in excess of 10 years.

         The following table sets forth the amount of loans due after one year that have fixed interest rates and the amount that have adjustable interest rates at December 31, 2001.

                                     TABLE 9

                            Loans Due After One Year
                             (Dollars in Thousands)

                                   Loans
                                Securitized          Loans
                                 into MBS         Receivable          Total
                               --------------    --------------   --------------

        Adjustable Rate           $12,910,860       $38,795,047      $51,705,907
        Fixed Rate                    657,293         2,241,910        2,899,203
                               --------------    --------------   --------------
                                  $13,568,153       $41,036,957      $54,605,110
                               ==============    ==============   ==============

         The following table sets forth information concerning new loans made by the Company during 2001, 2000, and 1999 by type and purpose of loan.

                                    TABLE 10

              New Mortgage Loan Originations by Type and by Purpose
                             (Dollars in Thousands)


                                        2001                                 2000                               1999
                          ------------------------------    ----------------------------------    --------------------------------
                          No. of                    % of      No. of                      % of     No. of                    % of
By Type                    Loans       Amount      Total       Loans        Amount       Total      Loans      Amount       Total
-------------------       -------   -----------   ------    ----------    ----------    ------    -------   -----------   --------
Residential
   (one unit)              97,224   $19,501,525     93.9%      108,539   $18,627,153      94.2%    77,790   $11,740,910       92.7%
Residential
   (2 to 4 units)           2,495       575,585      2.8         2,238       478,297       2.4      1,907       356,340        2.8
Residential
  (5 or more units)         1,105       686,127      3.3           941       677,237       3.4        865       574,961        4.5
                          -------   -----------   ------    ----------   -----------    ------    -------   -----------   --------
Totals                    100,824   $20,763,237    100.0%      111,718   $19,782,687     100.0%    80,562   $12,672,211      100.0%
                          =======   ===========   ======    ==========   ===========    ======    =======   ===========   ========

                                        2001                                 2000                               1999
                          ------------------------------    ----------------------------------    --------------------------------
                          No. of                    % of      No. of                      % of     No. of                    % of
By Purpose                 Loans       Amount      Total       Loans        Amount       Total      Loans      Amount       Total
-------------------       -------   -----------   ------    ----------    ----------    ------    -------   -----------   --------
Purchase                   45,989   $ 8,604,296     41.4%       79,038   $13,045,821      65.9%    52,685   $ 7,664,726       60.5%
Refinance                  54,835    12,158,941     58.6        32,680     6,736,866      34.1     27,877     5,007,485       39.5
                          -------   -----------   ------    ----------   -----------    ------    -------   -----------   --------
Totals                    100,824   $20,763,237    100.0%      111,718   $19,782,687     100.0%    80,562   $12,672,211      100.0%
                          =======   ===========   ======    ==========   ===========    ======    =======   ===========   ========

         New mortgage loan originations in 2001, 2000, and 1999 amounted to $20.8 billion, $19.8 billion, and $12.7 billion, respectively. The increase in 2001 was due to an increase in the market demand for loans. The increase in 2000 was due to a strong demand for adjustable rate loans, the Company's primary product.

         The largest source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $14.4 billion in 2001 compared to $12.4 billion in 2000 and $8.0 billion in 1999. In 2001, 70% of total origination volume was on California residential property compared to 63% in 2000 and in 1999. The five largest states, other than California, for originations for the year ended December 31, 2001, were Florida, Texas, Colorado, New Jersey, and Washington with a combined total of 16% of total originations. The percentage of loans originated in California has remained consistently high during the three years under discussion due to the strong California real estate market. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that is comprised of residential loans in California was 64% in 2001 compared to 63% in 2000 and 64% in 1999. Of the 64% in 2001, 52.5% were in Northern California and 47.5% were in Southern California.

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

         Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages, and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio

(including MBS) composed of rate-sensitive loans (loans with interest rates tied to indexes that periodically adjust, primarily COSI and COFI) was 94% at yearend 2001 compared to 95% at yearend 2000 and 93% at yearend 1999. The Company's ARM originations constituted approximately 84% of new mortgage loans made in 2001, compared with 96% in 2000 and 91% in 1999.

         In 2001, 2000, and 1999, the Company originated ARMs tied primarily to the Golden West Cost of Savings Index (COSI) and the Eleventh District Cost of Funds Index (COFI).

         The following table shows the distribution of ARM originations by index for the years ended December 31, 2001, 2000, and 1999.

                                    TABLE 11

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in Thousands)

                 ARM Index             2001           2000           1999
             ----------------      ------------   -----------    ------------
             COSI                   $7,064,962    $12,872,834     $7,996,477
             COFI                    9,813,174      5,701,413      3,264,773
             Other                     554,390        470,171        270,651
                                   ------------   -----------    ------------
                                   $17,432,526    $19,044,418    $11,531,901
                                   ============   ===========    ============

         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31.

                                    TABLE 12

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                              (Dollars in Thousands)

                 ARM Index             2001           2000            1999
             ----------------      ------------   -----------    ------------
             COSI                  $ 20,943,596   $20,460,242    $  9,182,829
             COFI                    29,010,008    27,405,401      26,217,670
             Other                    1,840,796     1,640,010       1,419,011
                                   ------------   -----------    ------------
                                   $ 51,794,400   $49,505,653    $ 36,819,510
                                   ============   ===========    ============

         Most of the Company's ARMs carry an interest rate that changes monthly based on movements in certain indexes. The Company also offers a "modified" ARM, a loan that offers an introductory rate generally below the initial fully indexed contract rate for a specified period, normally one to 12 months. However, the borrower must qualify at the initial fully indexed contract rate.

         During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS and MBS-REMICs before any reduction for loan servicing fees) was 12.21%, or 5.77% above the actual weighted average rate at December 31, 2001, versus 12.28%, or 4.17% above the weighted average rate at yearend 2000.

         The following table shows the Company's ARM loans by lifetime cap bands as of December 31, 2001.

                                    TABLE 13

            Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands
                                December 31, 2001
                             (Dollars in Thousands)

                                          ARM           Number      % of Total
                  Cap Bands             Balance        of Loans       Balance
           ---------------------   --------------   ------------    ----------
               Less than 9.00%      $      9,900             54          .0%
               9.00% - 9.49%                 383              2          .0%
               9.50% - 9.99%                 571              5          .0%
              10.00% - 10.49%              1,277             10          .0%
              10.50% - 10.99%              6,508             39          .0%
              11.00% - 11.49%            104,678            751          .2%
              11.50% - 11.99%         38,513,734        205,916        74.4%
              12.00% - 12.49%          4,398,808         31,911         8.5%
              12.50% - 12.99%          5,146,130         24,060         9.9%
              13.00% - 13.49%            336,334          1,775          .7%
              13.50% - 13.99%          1,007,852          7,528         2.0%
              14.00% or greater        1,937,116         13,953         3.7%
              No Cap                     331,109          9,760          .6%
                                   --------------   ------------   -----------
               Total                $ 51,794,400        295,764       100.0%
                                   ==============   ============   ===========

         Approximately $5.0 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor, set at the time of origination or assumption. As of December 31, 2001, $560 million of ARM loans had reached their rate floors compared with $144 million at December 31, 2000. The weighted average floor rate on the loans that had reached their floor was 7.15% at yearend 2001 compared to 8.01% at yearend 2000. Without the floor, the average rate on these loans would have been 5.91% at December 31, 2001 and 7.80% at December 31, 2000.

         On most of the Company's ARMs, monthly payments of principal and interest are adjusted annually with a maximum increase or decrease of 7-1/2% of the prior year's payment. If the contractual payment is not large enough to cover the interest due on the loan, within parameters contained in the mortgage, the customer has the option of paying the portion of interest not covered by the payment or adding the interest to the balance of the loan. The portion of interest not covered by the payment that is added to the balance of the loan is referred to as negative amortization or deferred interest. At five-year intervals beginning in the sixth or eleventh year, the payment may be adjusted without limit to amortize the loan fully within the then-remaining term. Within these five-year periods, negative amortization may occur to the extent that the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount.

         On certain other ARMs, the payment and interest rate may change every six months, with the maximum rate per change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7-1/2% payment change limitation.

         Interest rates set at the time of origination by the Company on real estate loans are affected principally by competition, and also by the supply of money available for lending, loan demand, and factors that are, in turn, affected by general economic conditions, regulatory and monetary policies of the federal government, the OTS and the Federal Reserve Board, and legislation and other governmental action dealing with budgetary and tax matters.

         The Company originates loans through offices that are staffed by employees who primarily contact local real estate brokers, mortgage brokers, and consumers regarding possible lending opportunities. In addition, customers may also apply for home loans on line at www.worldsavings.com. The Company's loan
                                     --------------------
approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the proposed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Antonio, Texas.

         The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property.

         The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $184 million, $198 million, and $99 million in 2001, 2000 and 1999, respectively. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of the insured pool.

        The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the years ended December 31, 2001, 2000, and 1999.

                                    TABLE 14

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                                                         For the Year Ended
                                                                            December 31
                                                           ---------------------------------------------
                                                                2001            2000             1999
                                                           -------------    -----------      -----------
        First mortgages with loan to value ratios
        greater than 80%:
           With mortgage insurance                          $    225,464    $   124,066      $    98,141
           With no mortgage insurance                            123,387        229,397          233,212
                                                           -------------    -----------      -----------
                                                                 348,851        353,463          331,353
                                                           -------------    -----------      -----------
        First and second mortgages with combined
        loan to value ratios greater than 80%:
           With pool insurance on second mortgages             1,354,754      2,549,049        1,092,778
           With no pool insurance                                911,214        924,538          936,724
                                                           -------------    -----------      -----------
                                                               2,265,968      3,473,587        2,029,502
                                                           -------------    -----------      -----------
           Total                                            $  2,614,819    $ 3,827,050      $ 2,360,855
                                                           =============    ===========      ===========


        The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2001, 2000, and 1999.

                                    TABLE 15

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                                                         As of December 31
                                                           ---------------------------------------------
                                                                2001            2000            1999
                                                           -------------    -----------      -----------
        First mortgages with loan to value ratios
        greater than 80%:
           With mortgage insurance                          $    431,498    $   388,625      $   393,580
           With no mortgage insurance                            548,507        823,864          844,847
                                                           -------------    -----------      -----------
                                                                 980,005      1,212,489        1,238,427
                                                           -------------    -----------      -----------
        First and second mortgages with combined
        loan to value ratios greater than 80%:
           With pool insurance on second mortgages             2,396,954      2,193,990        1,131,357
           With no pool insurance                                454,289        722,703          308,650
                                                           -------------    -----------      -----------
                                                               2,851,243      2,916,693        1,440,007
                                                           -------------    -----------      -----------
           Total                                            $  3,831,248    $ 4,129,182      $ 2,678,434
                                                           =============    ===========      ===========


        The Company requires title insurance for all mortgage loans and requires that fire and casualty insurance be maintained on all improved properties that are security for its loans. The original contractual loan payment period for residential loans normally ranges from 15 to 40 years with most loans having original terms of 30 years. However, the majority of these loans remain outstanding for a shorter period of time.

         To generate income and to provide additional funds for lending and liquidity, the Company sells first mortgages to the Federal National Mortgage Association without recourse. The Company also sells first mortgages to FNMA with recourse, for which a recourse liability is provided. The Company continues to collect payments on the loans sold to FNMA as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on FNMA's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income. The Company also sells second mortgages without recourse privately on a servicing released basis and to FNMA on a servicing retained basis.

         First mortgages originated for sale were $2.2 billion, $114 million, and $626 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in loans originated for sale in 2001 as compared to 2000 was due to an increase in fixed-rate mortgage originations. The reduction in loans originated for sale in 2000 as compared to 1999 was attributable to the decrease in fixed-rate originations. During 2001, 2000, and 1999, $465 million, $29 million, and $522 million, respectively, of loans were converted at the customer's request from adjustable rate to fixed-rate. The Company continues to sell most of its new and converted fixed-rate loans. The Company sold $2.7 billion, $152 million, and $1.1 billion of fixed-rate first mortgage loans during 2001, 2000, and 1999, respectively. The Company recognized pre-tax gains on the sale of loans of $43 million in 2001 compared to $10 million in 2000 and $22 million in 1999. Included in the gains in 2001, 2000, and 1999 was $42 million, $3 million, and $21 million, respectively, due to the capitalization of mortgage servicing rights (see page 18 for further information). At December 31, 2001, the loans held for sale portfolio had a balance of $429 million, all of which are carried at the lower of cost or market. At December 31, 2001, the balance of loans sold with recourse was $2.8 billion.

         In addition to the loan portfolio (including MBS with recourse and MBS-REMICs), the Company was engaged in servicing approximately $4.8 billion of loan participations and whole loans for others at December 31, 2001. For each of the years ended December 31, 2001, 2000, and 1999, fees received for such servicing activities totaled $35 million, $28 million and $21 million, respectively.

         Loan repayments consist of monthly loan amortization and loan payoffs. During 2001, 2000, and 1999, loan repayments (excluding MBS) amounted to $9.2 billion, $4.5 billion, and $4.9 billion, respectively. The increase in repayments in 2001 was due to an increase in loan prepayments. The decrease in repayments in 2000 was due to a decrease in loan payoffs and due to the securitization of loans into MBS.

         In addition to interest earned on loans, the Company receives points and fees for originating loans. The income represented by such fees varies with the volume and types of loans made. In 2001, 2000, and 1999, the Company responded to competition by offering more adjustable rate mortgage options to its customers with no or low points. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments, and other miscellaneous services.

     The following table sets forth information relating to interest rates and loan points charged for the years indicated.

                                    TABLE 16

    Weighted Average Interest Rates and Points on New Loan Originations/(a)/

                                                       2001        2000        1999       1998       1997
                                                     ---------   --------   ---------   --------   ---------
Fully-indexed weighted average interest rate on
   new real estate loans originated                     7.72%      8.24%       7.60%      7.72%       7.59%
Current weighted average interest rate on new
   real estate loans originated/(b)/                    5.59%      6.18%       5.97%      6.20%       6.42%
Weighted average points received on new real
   estate loans originated                               .20%       .10%        .16%       .26%        .18%

/(a)/ Excludes loans purchased.
/(b)/ The current rate reflects the introductory rate on new loans being paid by the borrower.

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

          Various antideficiency and homeowner protective provisions of state law may limit the remedies available to lenders when a purchase money residential mortgage borrower is in default. The effect of these provisions, in most cases, is to limit the Company to foreclosing upon, or otherwise obtaining ownership of, the property securing the loan after default and to prevent the Company from recovering from the borrower any deficiency between the amount realized from the sale of the property and the amount owed by the borrower.

Mortgage Servicing Rights

          Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended 2001, 2000, and 1999.

                                    TABLE 17

                      Capitalized Mortgage Servicing Rights
                             (Dollars in Thousands)

                                                                         2001          2000         1999
                                                                        --------     --------      --------
     Beginning balance of capitalized mortgage servicing rights         $ 28,355     $ 37,295      $ 28,635
     New capitalized mortgage servicing rights from loan sales            41,587        3,404        20,556
     Amortization of capitalized mortgage servicing rights               (13,886)     (12,344)      (11,896)
                                                                        --------     --------      --------
     Ending balance of capitalized mortgage servicing rights            $ 56,056     $ 28,355      $ 37,295
                                                                        ========     ========      ========

         The book value of the Company's servicing rights did not exceed the fair value at December 31, 2001, 2000, or 1999 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 18

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in Thousands)

                                                  2001          2000          1999          1998          1997
                                                --------      --------      --------      --------      --------
Non-accrual loans                               $382,510      $231,155      $225,409      $262,332      $317,550
Real estate acquired through foreclosure          10,177         8,061        10,840        42,572        61,517
Real estate in judgment                              924           200            69            74            67
                                                --------      --------      --------      --------      --------
Total nonperforming assets                      $393,611      $239,416      $236,318      $304,978      $379,134
                                                ========      ========      ========      ========      ========

TDRs, net of interest reserve                   $  1,505      $  1,933      $ 10,542      $ 22,774      $ 43,795
                                                ========      ========      ========      ========      ========

Ratio of NPAs to total assets                        .67%          .43%          .56%          .79%          .96%
                                                ========      ========      ========      ========      ========

Ratio of TDRs to total assets                        .00%          .00%          .03%          .06%          .11%
                                                ========      ========      ========      ========      ========

Ratio of NPAs and TDRs to total assets               .67%          .43%          .59%          .85%         1.07%
                                                ========      ========      ========      ========      ========

         NPAs at yearend 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the general recessionary economic trends of the U.S. economy. The lower level of NPAs during 2000 and 1999 reflected the strong economy and housing market in those years. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $10 million in 2001, $4 million in 2000, and $4 million in 1999.

         The Company's TDRs were $1 million or .00% of assets at December 31, 2001 compared to $2 million or .00% of assets at December 31, 2000, and $11 million or .03% of assets at yearend 1999. Interest foregone on TDRs amounted to $46 thousand in 2001 compared to $181 thousand in 2000 and $446 thousand in 1999.

         The tables on the following page show the Company's nonperforming assets by state at December 31, 2001 and 2000.

                                    TABLE 19

                          Nonperforming Assets by State
                                December 31, 2001
                             (Dollars in Thousands)

                               Non-Accrual Loans/(a)/             Foreclosed Real Estate (FRE)
                         ------------------------------------    -----------------------------
                              Residential         Commercial        Residential      Commercial                   NPAs as
                              Real Estate           Real            Real Estate        Real          Total         a % of
        State               1 - 4        5+        Estate         1 - 4      5+       Estate       NPAs/(b)/       Loans
----------------------   ---------    -------   -------------    -------   -------   ----------   ----------   -----------
Northern California       $ 71,038      $ 496   $         103    $     55  $    -0-  $      -0-   $   71,692          .39%
Southern California        131,975        707             611       2,399       -0-         -0-      135,692          .81
Florida                     32,674         -0-             23         590       -0-         -0-       33,287         1.19
Texas                       17,713         -0-             -0-      1,795       -0-         -0-       19,508          .87
New Jersey                  16,663         -0-             -0-        484       -0-         -0-       17,147          .86
Washington                  10,427        421              -0-        317       -0-         -0-       11,165          .64
Illinois                    16,507         -0-             -0-        512      215          -0-       17,234         1.13
Colorado                     3,445         -0-             -0-         -0-      -0-         -0-        3,445          .24
Arizona                      6,170         -0-             13         308       -0-         -0-        6,491          .64
Pennsylvania                13,524         -0-             -0-        608       -0-         -0-       14,132         1.39
Other/(c)/                  59,702        298              -0-      4,135       -0-         -0-       64,135         1.11
                         ----------   -------   -------------    --------  -------   ---------    ----------   ----------
  Totals                 $ 379,838     $1,922   $         750    $ 11,203  $   215   $      -0-      393,928          .72
                         ==========   =======   =============    ========  =======   =========

FRE general valuation allowance                                                                       (317)          (.00)
                                                                                                 ----------    ----------
Total nonperforming assets                                                                       $  393,611           .72%
                                                                                                 ==========    ==========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 2001 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)    Includes states with loans less than 2% of total loans.

                                    TABLE 20

                          Nonperforming Assets by State
                                December 31, 2000
                             (Dollars in Thousands)

                                Non-Accrual Loans/(a)/               Foreclosed Real Estate
                         ------------------------------------   ------------------------------
                              Residential        Commercial         Residential     Commercial                  NPAs as
                              Real Estate           Real            Real Estate        Real          Total       a % of
        State              1 - 4        5+         Estate        1 - 4       5+       Estate       NPAs/(b)/     Loans
----------------------   ---------   -------    ------------    -------   -------   ----------   ----------   -----------
Northern California      $ 40,954    $    -0-  $         240   $    256   $    -0-  $      -0-   $   41,450         .25 %
Southern California        73,665        333             570      1,541        -0-         -0-       76,109         .47
Florida                    22,438         -0-             26        283        -0-         73        22,820         .90
Texas                      11,147         -0-             -0-       586        -0-         -0-       11,733         .55
New Jersey                 16,169         -0-             45        447        -0-        188        16,849         .86
Washington                  3,766        298              -0-       113        -0-         -0-        4,177         .25
Illinois                   11,118        216              -0-       384        -0-         -0-       11,718         .71
Colorado                    1,190         -0-             -0-        -0-       -0-         -0-        1,190         .08
Arizona                     3,652         -0-             -0-       657        -0-         -0-        4,309         .40
Pennsylvania               12,919         -0-             -0-     1,268        -0-         -0-       14,187        1.33
Other/(c)/                 32,276        133              -0-     2,187        -0-        488        35,084         .62
                         ---------  --------   -------------   --------   -------  ----------   -----------   ---------
  Totals                 $229,294   $    980   $         881   $  7,722   $    -0-  $     749       239,626         .46
                         =========  ========   =============   ========   =======  ==========

FRE general valuation allowance                                                                       (210)        (.00)
                                                                                                ----------    ---------
Total nonperforming assets                                                                      $  239,416          .46 %
                                                                                                ==========    =========

(a) Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b) The December 31, 2000 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)    Includes states with loans less than 2% of total loans.

           A risk profile of loans, including securitized loans, is displayed by components in the following table as of December 31, 2001:

                                    TABLE 21

                   Risk Profile of Loans and Securitized Loans
                                December 31, 2001
                             (Dollars in Thousands)

                                                      Residential
                                                      Real Estate             Commercial
                                                  1 - 4           5+          Real Estate       Total
                                               ------------   -----------     -------------  -------------
         Nonaccural loans                      $    379,838   $     1,922     $        750   $     382,510
         Loans 30 to 89 days past due               757,252         2,771               -0-        760,023
         Loans performing under
             bankruptcy protection                  167,836           726              132         168,694
         Troubled debt restructured                      -0-        1,582               -0-          1,582
         Other impaired loans                           371         7,525            3,329          11,225
         Performing loans not
             otherwise classified                37,225,286     2,752,595           24,938      40,002,819
         Securitized loans not
             otherwise classified                11,618,044     1,747,518              167      13,365,729
                                               ------------   -----------     ------------   -------------
             Totals gross loans                $ 50,148,627   $ 4,514,639     $     29,316      54,692,582
                                               ============   ===========     ============

         Deferred loan costs                                                                       195,245
         Loan discount on purchased loans                                                           (1,063)
         Undisbursed loan funds                                                                     (7,171)
         Allowance for loan losses                                                                (261,013)
         LTF interest reserve                                                                         (182)
         TDR interest reserve                                                                          (76)
         Loans on deposits                                                                          16,672
                                                                                             -------------
             Total loan portfolio and loans securitized into FNMA MBS
             with recourse and MBS-REMICs                                                    $  54,634,994
                                                                                             =============

           The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loan and risk category to cover losses inherent in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio by management. The review methodology and historical analyses are reconsidered quarterly.

           The table below shows the changes in the allowance for loan losses for the years indicated.

                                    TABLE 22

                      Changes in Allowance for Loan Losses
                             (Dollars in Thousands)

                                                             2001          2000          1999          1998          1997
                                                        ---------     ---------     ---------     ---------     ---------
Beginning allowance for loan losses                     $ 236,708     $ 232,134     $ 244,466     $ 233,280     $ 195,702
Provision for (recovery of) loan losses
   charged to expense                                      22,265         9,195        (2,089)       11,260        57,609
Transfer of allowance from (to) reserve for
   losses on loans sold or securitized and retained         4,114        (4,470)      (12,043)          -0-           -0-
Less loans charged off                                     (2,425)         (623)          -0-        (1,387)      (20,818)
Add recoveries                                                351           472         1,800         1,313           787
                                                        ---------     ---------     ---------     ---------     ---------
Ending allowance for loan losses                        $ 261,013     $ 236,708     $ 232,134     $ 244,466     $ 233,280
                                                        =========     =========     =========     =========     =========
Ratio of net chargeoffs to average loans
   outstanding (including MBS with
   recourse and MBS-REMICs)                                   .00%          .00%         (.01)%         .00%          .06%
                                                        =========     =========     =========     =========     =========
Ratio of allowance for loan losses to
   nonperforming assets                                      66.3%         98.9%         98.2%         80.2%         61.5%
                                                        =========     =========     =========     =========     =========

         Net chargeoffs were slightly higher in 2001 due to an increase in nonperforming loans and the recessionary economy. Net chargeoffs were minimal for the years ended 2000 and 1999 primarily due to the then strong economy and housing market,.

         The table below shows the composition of the allowance for loan losses at December 31.

                                    TABLE 23

                    Composition of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                    2001          2000         1999         1998          1997
                                                 ---------    ----------   ----------    ---------    ----------
   Real Estate
    1 to 4 units
          General                                $ 240,135    $  213,507   $  200,499    $ 184,357    $  178,615
          Specific                                     -0-           -0-          369          363           445
                                                 ---------    ----------   ----------    ---------    ----------
                                                   240,135       213,507      200,868      184,720       179,060
                                                 ---------    ----------   ----------    ---------    ----------
    5+ units and commercial
          General                                   18,166        19,165       22,192       41,700        34,817
          Specific                                   2,712         4,036        9,074       18,046        19,403
                                                 ---------    ----------   ----------    ---------    ----------
                                                    20,878        23,201       31,266       59,746        54,220
                                                 ---------    ----------   ----------    ---------    ----------

  Total                                          $ 261,013    $  236,708   $  232,134    $ 244,466    $  233,280
                                                 =========    ==========   ==========    =========    ==========

  Ratio of allowance for loan losses
    to total loans (including MBS with
    recourse and MBS-REMICs)                           .48%          .46%         .59%         .70%          .64%
                                                 =========    ==========   ==========    =========    ==========

         The increase in the allowance account during 2001 reflected the increase in NPAs and the recessionary economy. The impact of the favorable economy and housing environment during 2000 and 1999 is reflected in the components of the allowance account. The general loss allowances on one-to-four unit single-family real estate loans increased from $200 million at December 31, 1999 to $240 million at December 31, 2001 as a result of the increase in the total loan portfolio and the weakening economic conditions in 2001.

Investment Activities

         The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Securities held to maturity are recorded at cost with any discount or premium amortized using the interest method. Securities held to maturity are recorded at cost because the Company has the ability and intent to hold these securities to maturity. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. In 2000 and 1999, the Company had Other Investments, which were recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The Company had no Other Investments outstanding at December 31, 2001.

         The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 24

                  Composition of Securities Available for Sale
                             (Dollars in Thousands)

                                                                         2001            2000           1999
                                                                      ---------       ---------      ---------
         Equity securities                                            $ 367,548       $ 387,077      $ 264,491
         U.S. Treasury and Government agency obligations                  4,999           5,009          6,344
         Collateralized mortgage obligations                                726             755            787
         Certificate of deposit                                             -0-             -0-          4,996
         Commercial paper                                                   -0-             -0-         19,818
         Medium-term notes                                                  -0-             -0-         23,008
         Federal funds                                                   49,397             -0-            -0-
         Eurodollar time deposits                                       200,000             -0-            -0-
                                                                      ---------       ---------      ---------
                                                                      $ 622,670       $ 392,841      $ 319,444
                                                                      =========       =========      =========


         Included in the balances above are net unrealized gains on investment securities available for sale of $362 million, $382 million, and $260 million at December 31, 2001, 2000, and 1999, respectively. The cost basis of the securities available for sale portfolio at December 31, 2001, 2000, and 1999 was $260 million, $11 million, and $59 million, respectively, and had weighted average yields (based on cost) of 2.86%, 38.31%, and 12.78% at December 31, 2001, 2000, and 1999, respectively. The yields in 2000 and 1999 primarily reflect the effect of the high yield on the Federal Home Loan Mortgage Corporation stock because of its low cost basis.

         The table below sets forth the composition of the Company's Other Investments at December 31.

                                    TABLE 25

                        Composition of Other Investments
                             (Dollars in Thousands)

                                                          2000        1999
                                                       ---------   ---------
          Overnight Investments:
            Federal funds                              $ 318,736    $ 88,510
            Eurodollar time deposits                      40,000     197,000
          Longer-Term Investments:
            Bank notes                                       -0-      25,000
            Collateralized mortgage obligations            9,819     114,637
            Medium-term notes                                -0-      42,009
                                                       ---------   ---------
                                                       $ 368,555   $ 467,156
                                                       =========   =========

         At December 31, 2001, the Company had no Other Investments outstanding. The weighted average yields on the Other Investments portfolio were 6.21% and 5.00% at December 31, 2000 and 1999. There were no sales of other investments during 2001, 2000, or 1999.

Stockholders' Equity

         The Company's stockholders' equity increased by $597 million during 2001 as a result of net earnings partially offset by decreased market values of securities available for sale, the $186 million cost of the repurchase of Company stock, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $492 million during 2000 as a result of net earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders.

         In November 1999, the Company acted to effect a three-for-one split of its outstanding Common Stock in the form of a 200% stock dividend. This dividend was payable December 10, 1999, to holders of record at the close of business on November 15, 1999. Per share amounts in this 10-K filing have been restated to reflect this stock dividend unless otherwise noted.

         Since 1993, through five separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2001, 46.6 million shares had been repurchased and retired at a cost of $1.1 billion since October 28, 1993, including 3.7 million shares purchased and retired at a cost of $186 million during 2001. Dividends from the Company's subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2001, the changes in fair value of these instruments since adoption are reflected in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives."

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its REMIC securitizations, it does not have any effective "retained interests" requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and being recorded as loans receivable.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company does not expect the adoption of SFAS 142 for its fiscal year beginning January 1, 2002 to have a material effect on its financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

Uses of Estimates

         Golden West's financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Most of Golden West's assets, liabilities, revenues, and expenses are reported using actual results for the reporting period. However, GAAP requires that certain assets, liabilities, revenues, and expenses be reported using estimates of fair value that are based on a variety of assumptions, including such items as future interest rate levels and repayment rates. As a consequence, assets, liabilities, revenues, and expenses reported using fair value estimates may fluctuate from one reporting period to the next because of changes in the business environment that lead to revisions to the assumptions underlying the fair value calculations.

         The following is a discussion of the most critical accounting policies involving the use of estimates.

         As of December 31, 2001, Golden West's Consolidated Statement of Financial Condition reflected fair value estimates for equity and debt securities available for sale and for purchased mortgage-backed securities available for sale as follows. Equity securities available for sale amounted to $368 million and $387 million at yearend 2001 and 2000, respectively, compared with amortized costs of $6 million at yearends 2001 and 2000. Debt securities available for sale amounted to $255 million and $6 million at yearend 2001 and 2000, respectively, compared with amortized costs of $255 million and $5 million at yearends 2001 and 2000, respectively. Purchased mortgage-backed securities available for sale amounted to $233 million and $70 million at yearend 2001 and 2000, respectively, compared with amortized costs of $232 million and $69 million at yearend 2001 and 2000, respectively.

         For the year ended December 31, 2001, Golden West's Consolidated Statement of Net Earnings reflected fair value estimates for the Company's interest rate swap portfolio, amounting to a pre-tax loss of $9.7 million as seen in "Change in Fair Value of Derivatives." In addition, upon the adoption of SFAS 133 on January 1, 2001, Golden West reported a one-time pre-tax charge of $10 million associated with the initial valuation of the Company's interest rate swap portfolio. For the year ended December 31, 2001, these fair value changes related to SFAS 133 were the principal fair value items affecting Golden West's earnings.

         Additionally, pursuant to GAAP, Golden West establishes Capitalized Mortgage Servicing Rights when the Company sells mortgage loans and retains the servicing for them. The Company periodically reviews the CMSRs for impairment based on fair value. Golden West's CMSRs have never experienced impairment. Golden West's CMSR balances amounted to $56 million and $28 million at yearend 2001 and 2000, respectively.

         As discussed on page 21, the Company has a methodology of estimating probable loan losses.

Earnings Per Share (EPS)

         The Company reported Basic EPS of $5.18 (before the cumulative effect of the accounting change) for the year ended December 31, 2001, compared to $3.44 and $2.90 for the years ended December 31, 2000 and 1999, respectively. The Company reported Diluted EPS of $5.11 (before the cumulative effect of the accounting change) for the year ended December 31, 2001 as compared to $3.41 and $2.87 for the years ended December 31, 2000 and 1999, respectively.

Yield on Interest-Earning Assets/Cost of Funds

         Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 2001, 2000, and 1999 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

         The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001, and is incorporated herein by reference.

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

                                    TABLE 26

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in Thousands)

                                             2001                            2000                             1999
                               -----------------------------  -------------------------------- --------------------------------
                                                     End of                           End of                            End of
                                 Average    Average  Period     Average     Average   Period    Average      Average    Period
                                Balances     Yield    Yield    Balances      Yield     Yield    Balances      Yield      Yield
                               ----------- --------- -------  -----------  ---------  -------- -----------  ---------  --------
  ASSETS
  Investment securities        $ 3,200,407   4.30%    2.86%   $ 2,966,636    6.61%      7.12%  $ 3,207,032    5.35%     5.88%
  Mortgage-backed securities    17,264,807   7.39     6.35     14,040,134    7.64       7.98    10,896,831    7.06      7.17
  Loans receivable(a)           36,566,720   7.49     6.39     31,970,102    7.73       8.05    25,638,530    7.22      7.16
  Invest. in capital stock
    of FHLBs                     1,084,383   5.10     3.51        788,306    7.40       6.53       617,280    5.39      5.51
                               ----------- ---------          -----------  ---------           ------------ ---------
  Interest-earning assets      $58,116,317   7.24%            $49,765,178    7.63%             $40,359,673    7.00%
                               =========== =========          ===========  =========           ============ =========
  LIABILITIES
  Deposits:
      Checking accounts        $   122,451   2.56%    1.33%   $   134,424    2.19%      2.91%  $   110,394    2.20      3.06%
      Savings accounts           9,317,765   3.28     2.50      8,376,899    3.82       3.66     9,888,073    3.93      3.92
      Term accounts             23,220,480   5.23     3.99     20,622,941    5.68       6.10    17,419,254    4.94      5.12
                               ----------- --------- -------- -----------  ---------  -------- ------------ ---------  --------
          Total deposits        32,660,696   4.66     3.39     29,134,264    5.13       5.52    27,417,721    4.56      4.69
  Advances from FHLBs           18,738,987   4.70     2.55     15,087,379    6.37       6.65     6,978,289    5.45      5.64
  Reverse repurchases              917,287   4.59     1.96      1,399,580    6.18       6.56     1,189,604    5.18      5.46
  Other borrowings               2,949,185   4.54     6.81      1,462,410    7.08       7.17     2,123,766    6.13      7.63
                               ----------- ---------          -----------  ---------           ------------ ---------
  Interest-bearing
  liabilities                  $55,266,155   4.67%            $47,083,633    5.62%             $37,709,380    4.83%
                               =========== =========          ===========  =========           ============ =========
  Average net interest spread                2.57%                           2.01%                            2.17%
                                           =========                       =========                        =========
  Net interest income          $ 1,631,332                    $ 1,151,168                      $ 1,003,485
                               ===========                    ===========                      ============
  Net yield on average
  interest-earning assets                    2.81%                           2.31%                            2.48%
                                           =========                       =========                        =========

(a)  Includes nonaccrual loans (90 days or more past due).

         The table below presents the changes for 2001 and 2000 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 27

         Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in Thousands)

                                                                                    Increase/(Decrease) in Income/Expense
                                                                                    Due to Changes in Volume and Rate/(a)/
                                                                     ---------------------------------------------------------------
                               2001          2000         1999               2001 versus 2000                2000 versus 1999
                           ------------- ------------ ------------   -------------------------------  ------------------------------
                              Income/       Income/       Income/
                           Expense/(b)/  Expense/(b)/  Expense/(b)/    Volume       Rate      Total     Volume     Rate     Total
                           ------------  ------------  ------------  ---------  -----------  --------  --------  -------- ---------
Interest Income
   Investments               $  137,562  $    196,092  $    171,498  $  17,024  $   (75,554) $(58,530) $(11,443) $ 36,037  $ 24,594
   Mortgage-backed
    securities                1,276,648     1,072,559       769,314    237,170      (33,081)  204,089   236,092    67,153   303,245
   Loans receivable           2,740,101     2,469,556     1,851,790    341,651      (71,106)  270,545   482,109   135,657   617,766
   Invest. in capital
    stock of Federal
    Home Loan Banks              55,301        58,333        33,243    (17,583)      14,551    (3,032)   10,677    14,413    25,090
                             ----------  ------------  ------------
   Total interest income      4,209,612     3,796,540     2,825,845

Interest Expense
 Deposits
  Checking accounts               3,132         2,946         2,433       (212)         398       186       527       (14)      513
  Savings accounts              305,532       319,594       388,113     55,980      (70,042)  (14,062)  (57,911)  (10,608)  (68,519)
  Term accounts               1,213,664     1,171,907       859,818    114,997      (73,240)   41,757   171,259   140,830   312,089
                             ----------  ------------  ------------  ---------  -----------  --------  --------  --------  --------
   Total deposits             1,522,328     1,494,447     1,250,364    170,765     (142,884)   27,881   113,875   130,208   244,083
 Advances from Federal
  Home Loan Banks               879,842       960,824       380,189    947,060   (1,028,042)  (80,982)  506,949    73,686   580,635
 Securities sold under
  agreements to repurchase       42,113        86,549        61,565    (25,428)     (19,008)  (44,436)   11,874    13,110    24,984
 Other borrowings               133,997       103,552       130,242     47,017      (16,572)   30,445   (53,017)   26,327   (26,690)
                             ----------  ------------  ------------  ---------  -----------  --------  --------  --------  --------
Total interest expense        2,578,280     2,645,372     1,822,360
                             ----------  ------------  ------------
Net interest income          $1,631,332  $  1,151,168  $  1,003,485  $(561,152) $ 1,041,316  $480,164  $137,754  $  9,929  $147,683
                             ==========  ============  ============  =========  ===========  ========  ========  ========  ========
Net interest income
  increase (decrease)
  as a percentage of
average earning assets(c)                                                 (.96%)       1.79%      .83%      .28%      .02%      .30%
                                                                     =========  ===========  ========  ========  ========  ========

/(a)/ The change in volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the prior year's average yield. The change in rate is calculated by multiplying the difference between the average yield of the current year and the prior year by the prior year's average balance. The mixed changes in rate/volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the difference between the average yield of the current year and the prior year. This amount is then allocated proportionately to the volume and rate changes calculated previously.

/(b)/ The effects of interest rate swap activity have been included in income and expense of the related assets and liabilities.

/(c)/ Includes nonaccrual loans (90 days or more past due).

Competition and Other Matters

     The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from money market mutual funds, other savings institutions, commercial banks, and issuers of government and corporate debt securities. In addition, traditional financial institutions have found themselves in competition with other financial services entities, such as securities dealers, insurance companies, credit unions, and others. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of services and the convenience of office locations and hours of public operation.

     Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Many of the nation's largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. In addition, the Company competes indirectly with government-sponsored enterprises, notably the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

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

Regulation

     OFFICE OF THRIFT SUPERVISION. Because they are federally chartered savings institutions, the principal regulator of both WSB and WTX is the OTS. Under various regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain a satisfactory level of liquid assets, and to comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade and comply with regulations governing deposits and mortgage loans.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. The BIF is a deposit insurance fund for commercial banks, federally chartered banks, and some state chartered banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. At December 31, 2001, 10% of WSB's deposits were SAIF insured. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF. As a result, WSB and WTX are subject to supervision, regulation, and examination by the FDIC. FDIC insurance is required for all federally chartered financial institutions such as WSB and WTX. Such BIF insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

     During 1996, federal legislation was enacted to capitalize the SAIF in order to bring it into parity with the FDIC's other insurance fund, the BIF. The new law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered thrift deposit insurance premiums for SAIF members starting in 1997. As a result of this legislation, the Company incurred a one-time charge of $133 million during 1996. The premiums paid for the years

1997 through 1999 were adjusted quarterly and premiums paid in 2000 were adjusted semi-annually. As of January 1, 2001, the premium paid by WSB and WTX to the FDIC was $.196 per $1,000.

     FEDERAL RESERVE BOARD. Federal Reserve Board regulations require financial institutions to maintain noninterest-earning reserves against their checking accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements. WSB and WTX are currently in compliance with all applicable Federal Reserve Board reserve requirements.

     Savings institutions have authority to borrow from the Federal Reserve Bank but the Federal Reserve Board requires savings institutions to exhaust all FHLB sources before borrowing from the relevant Federal Reserve Bank.

     REGULATORY CAPITAL. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for federally insured financial institutions, such as WSB and WTX. Under FIRREA, thrifts must have tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 4% of adjusted total assets, and risk-based capital equal to at least 8% of risk-weighted assets.

     The OTS and other bank regulatory agencies have adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a financial institution is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2001, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

         At December 31, 2001 and 2000, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    TABLE 28

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                             As of December 31, 2001
                             (Dollars in Thousands)

                                                                                   WELL-CAPITALIZED
                                                           MINIMUM CAPITAL              CAPITAL
                                       ACTUAL                REQUIREMENTS            REQUIREMENTS
                                ---------------------  ---------------------    -----------------------
                                  Capital     Ratio      Capital     Ratio        Capital        Ratio
                                -----------  -------   ----------    ------     -----------     -------
WSB and Subsidiaries
--------------------
Tangible                        $4,480,834     7.71%   $  871,198      1.50 %           ---        ---
Tier 1 (core or leverage)        4,480,834     7.71     2,323,194      4.00     $ 2,903,992       5.00 %
Tier 1 risk-based                4,480,834    13.20           ---       ---       2,037,158       6.00
Total risk-based                 4,836,208    14.24     2,716,210      8.00       3,395,263      10.00

WTX
---

Tangible                        $  401,886     5.23%   $  115,211      1.50 %           ---        ---
Tier 1 (core or leverage)          401,886     5.23       307,229      4.00     $   384,036       5.00 %
Tier 1 risk-based                  401,886    25.04           ---       ---          96,289       6.00
Total risk-based                   402,025    25.05       128,385      8.00         160,481      10.00

                                    TABLE 29

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                             As of December 31, 2000
                             (Dollars in Thousands)

                                                                                    WELL-CAPITALIZED
                                                          MINIMUM CAPITAL               CAPITAL
                                        ACTUAL             REQUIREMENTS              REQUIREMENTS
                                ---------------------  ---------------------    -----------------------
                                  Capital      Ratio     Capital      Ratio      Capital        Ratio
                                ----------   --------  ----------    -------    ----------      -------
WSB and Subsidiaries
--------------------
Tangible                        $3,653,377     6.60 %  $  830,326      1.50 %          ---         ---
Tier 1 (core or leverage)        3,653,377     6.60     2,214,203      4.00     $2,767,753        5.00 %
Tier 1 risk-based                3,653,377    11.41           ---       ---      1,921,670        6.00
Total risk-based                 3,982,988    12.44     2,562,226      8.00      3,202,783       10.00

WTX
---
Tangible                        $  288,409     5.34 %  $   80,982      1.50 %          ---         ---
Tier 1 (core or leverage)          288,409     5.34       215,951      4.00     $  269,939        5.00 %
Tier 1 risk-based                  288,409    26.69           ---       ---         64,824        6.00
Total risk-based                   288,410    26.69        86,432      8.00        108,039       10.00

         The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2001.

                                    TABLE 30

                    World Savings Bank, FSB and Subsidiaries
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                        Core/         Tier 1         Total
                                             Equity        Tangible      Tangible       Leverage      Risk-Based    Risk-Based
                                             Capital       Capital        Equity         Capital       Capital        Capital
                                           -----------    -----------  ------------   ------------  -------------  ------------
Common stock                               $       300
Paid-in surplus                              2,145,764
Retained earnings                            2,334,770
Unrealized gain on securities after tax        221,088
                                           -----------
Equity capital                             $ 4,701,922    $ 4,701,922   $ 4,701,922    $ 4,701,922    $ 4,701,922   $ 4,701,922
                                           ===========
Direct investments                                                                                                       (2,927)
Unrealized gain on securities after tax                      (221,088)     (221,088)      (221,088)      (221,088)     (221,088)
General valuation allowance                                                                                             258,301
Qualifying subordinated debt                                                                                            100,000
                                                          -----------   -----------    -----------    -----------   -----------
Regulatory capital                                        $ 4,480,834   $ 4,480,834    $ 4,480,834    $ 4,480,834   $ 4,836,208
                                                          ===========   ===========    ===========    ===========   ===========
Total assets                               $58,377,834
                                           ===========
Adjusted total assets                                     $58,079,843   $58,079,843    $58,079,843
                                                          ===========   ===========    ===========
Risk-weighted assets                                                                                  $33,952,627   $33,952,627
                                                                                                      ===========   ===========
CAPITAL RATIO - ACTUAL                            8.05%          7.71%         7.71%          7.71%         13.20%        14.24%
                                           ===========    ===========    ==========     ==========    ===========    ==========

Regulatory Capital Ratio Requirements:


  Well-capitalized, equal to
    or greater than                                                                           5.00%          6.00%        10.00%
                                                                                       ===========    ===========    ==========

         The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2000.

                                    TABLE 31

                    World Savings Bank, FSB and Subsidiaries
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                      Core/         Tier 1        Total
                                             Equity       Tangible      Tangible     Leverage     Risk-Based    Risk-Based
                                             Capital      Capital        Equity      Capital        Capital      Capital
                                           ------------  ------------  ------------  ------------  ------------  ------------
Common stock                               $       300
Paid-in surplus                              2,145,764
Retained earnings                            1,507,313
Unrealized gain on securities after tax        232,328
                                           -----------
Equity capital                             $ 3,885,705   $ 3,885,705   $ 3,885,705   $ 3,885,705   $ 3,885,705   $ 3,885,705
                                           ===========
Direct investments                                                                                                    (3,060)
Unrealized gain on securities after tax                     (232,328)     (232,328)     (232,328)     (232,328)     (232,328)
General valuation allowance                                                                                          232,671
Qualifying subordinated debt                                                                                         100,000
                                                         -----------   -----------   -----------   -----------   -----------
Regulatory capital                                       $ 3,653,377   $ 3,653,377   $ 3,653,377   $ 3,653,377   $ 3,982,988
                                                         ===========   ===========   ===========   ===========   ===========
Total assets                               $55,695,385
                                           ===========
Adjusted total assets                                    $55,355,063   $55,355,063   $55,355,063
                                                         ===========   -==========   ===========
Risk-weighted assets                                                                               $ 2,027,827   $32,027,827
                                                                                                   ===========   ===========
CAPITAL RATIO - ACTUAL                            6.98%         6.60%         6.60%         6.60%        11.41%        12.44%
                                           ===========   ===========   ===========   ===========   ===========   ===========

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                         5.00%         6.00%        10.00%
                                                                                     ===========   ===========   ===========

         The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2001.

                                    TABLE 32

                         World Savings Bank, FSB (Texas)
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                     ----------    -----------   ------------  ------------   ------------   ------------
Common stock                         $      150
Paid-in surplus                         346,575
Retained earnings                        55,161
                                     ----------
Equity capital                       $  401,886     $  401,886     $  401,886    $  401,886     $  401,886     $  401,886
                                     ==========

General valuation allowance                                                                                           139
                                                   -----------    -----------   -----------    -----------    -----------
Regulatory capital                                  $  401,886     $  401,886    $  401,886     $  401,886     $  402,025
                                                   ===========    ===========   ===========    ===========    ===========
Total assets                         $7,680,360
                                     ==========
Adjusted total assets                               $7,680,727     $7,680,727    $7,680,727
                                                   ===========    ===========   ===========
Risk-weighted assets                                                                            $1,604,811     $1,604,811
                                                                                               ===========    ===========
CAPITAL RATIO - ACTUAL                     5.23%          5.23%          5.23%         5.23%         25.04%         25.05%
                                     ==========    ===========    ===========   ===========    ===========    ===========

Regulatory Capital Ratio Requirements:

  Well-capitalized, equal to
    or greater than                                                                    5.00%          6.00%         10.00%
                                                                                =============  ===========    ===========

         The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2000.

                                    TABLE 33

                         World Savings Bank, FSB (Texas)
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                   Core/         Tier 1          Total
                                      Equity        Tangible       Tangible      Leverage      Risk-Based     Risk-Based
                                      Capital        Capital        Equity        Capital        Capital        Capital
                                    ------------   ------------  -------------  ------------   ------------   ------------
Common stock                         $      150
Paid-in surplus                         241,575
Retained earnings                        46,684
                                    -----------
Equity capital                       $  288,409     $  288,409     $  288,409    $  288,409     $  288,409     $  288,409
                                    ===========

General valuation allowance                                                                                             1
                                                   -----------    -----------   -----------    -----------    -----------
Regulatory capital                                  $  288,409     $  288,409    $  288,409     $  288,409     $  288,410
                                                   ===========    ===========   ===========    ===========    ===========
Total assets                         $5,398,772
                                    ===========
Adjusted total assets                               $5,398,772     $5,398,772    $5,398,772
                                                   ===========    ===========   ===========
Risk-weighted assets                                                                            $1,080,394     $1,080,394
                                                                                               ===========    ===========
CAPITAL RATIO - ACTUAL                     5.34%          5.34%          5.34%         5.34%         26.69%         26.69%
                                    ===========    ===========    ===========   ===========    ===========    ===========

Regulatory Capital Ratio Requirements:

  Well-capitalized, equal to
    or greater than                                                                    5.00%          6.00%         10.00%
                                                                                ============   ===========    ===========

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB system functions in a credit capacity for its members, which may include savings associations, savings banks, commercial banks, and credit unions. As members, WSB and WTX are required to own capital stock of an FHLB in an amount that depends generally upon their outstanding home mortgage loans or advances from such FHLB, and are authorized to borrow funds from such FHLB (see Borrowings).

         CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS. See Item 5, "MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS" on page 40, for a discussion on certain limitations imposed by the OTS on dividends paid by savings institutions. During 2001, WSB paid no upstream dividends to Golden West.

         LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings institutions to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral".) At December 31, 2001, the maximum that WSB could have loaned to one borrower (and related entities) was $725 million, while the largest amount of loans it had to one borrower was $38 million. At December 31, 2001, the maximum amount that WTX could have loaned to one borrower (and related entities) was $60 million, while the largest amount of loans WTX had outstanding to any one borrower was $2 million.

         DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings bank, such as WSB, based upon the failure of the savings bank to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of debt of
WSB). Thus, in the event of a liquidation of WSB or a similar event, claims for deposits would have a priority over claims of holders of debt. As of December 31, 2001, WSB had approximately $34 billion of deposits outstanding.

         POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WSB or WTX, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate "contracts" extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation could be to accelerate the maturity of debt. Such repudiation would likely result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" above. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including the debt pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of the institution's creditors.

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

         SAVINGS AND LOAN HOLDING COMPANY LAW. Golden West is a "savings and loan holding company" under the Home Owners' Loan Act (HOLA). As such, it has registered with the OTS and is subject to OTS regulation and OTS and FDIC examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and thereupon may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

         As WSB's parent company, Golden West is considered an "affiliate" of WSB, for regulatory purposes. Savings banks are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, and with respect to savings banks, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings institution from lending or otherwise extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank or financial services holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining affiliates of a savings institution and in calculating compliance with the quantitative limitations on transactions with affiliates.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 2001, WSB and WTX were in compliance with the QTL test.

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

Employee Relations

         The Company had a total of 6,113 full-time and 1,025 permanent part-time employees at December 31, 2001. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

ITEM 2.   PROPERTIES

         Properties owned by the Company for the operation of its business are located in Arizona, California, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

         The Company owns a 545,000 square-foot office complex on a 111-acre site in San Antonio, Texas. This complex houses the loan service, savings operations, and information systems departments, and various other back-office functions.

         The Company owns 226 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note H to the Financial Statements included in Item 14.

         The Company continuously evaluates the suitability and adequacy of the Company's offices and has a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Prices of Stock

         Golden West's stock is listed on the New York Stock Exchange and Pacific Stock Exchange and traded on the Boston and Chicago Stock Exchanges under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 2001 and 2000 were as follows:

                                    TABLE 34

                            Common Stock Price Range

                                            2001                 2000
                                     --------------------  --------------------
                   First Quarter     $51.00  -   $65.94    $27.19  -   $32.50
                   Second Quarter    $57.96  -   $68.95    $30.38  -   $46.00
                   Third Quarter     $52.81  -   $70.00    $41.81  -   $53.63
                   Fourth Quarter    $47.15  -   $58.85    $50.50  -   $69.44


Per Share Cash Dividends Data

              Golden West's cash dividends paid per share for 2001 and 2000 were as follows:

                                    TABLE 35

                            Cash Dividends Per Share

                                2001           2000
                              ----------     ---------
First Quarter                 $ .0625        $ .0525
Second Quarter                $ .0625        $ .0525
Third Quarter                 $ .0625        $ .0525
Fourth Quarter                $ .0725        $ .0625

         The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by subsidiaries.

         Because WSB and WTX are subsidiaries of a savings and loan holding company, they must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns, or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, or agreement with the OTS or the FDIC, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after the distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB and WTX no longer to be adequately capitalized, require specific OTS approval. (See "CAPITAL DISTRIBUTIONS BY SAVINGS ASSOCIATIONS" on page 37.)

         At December 31, 2001, $2.3 billion of the WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

         At the close of business on March 18, 2002, 155,170,837 shares of Golden West's Common Stock were outstanding and were held by 1,241 stockholders of record. At the close of business on March 18, 2002, the Company's common stock price was $65.10.

         The transfer agent and registrar for the Golden West common stock is Mellon Investor Services, L.L.C., San Francisco, California 94101.

         The Securities and Exchange Commission (SEC) maintains a web site, which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC including Golden West. The address is: http://www.sec.gov.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. This information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.

                                    TABLE 36

                  Five Year Consolidated Summary of Operations
                 (Dollars in Thousands Except Per Share Figures)

                                                                       Year Ended December 31
                                                ----------------------------------------------------------------------
                                                   2001           2000          1999           1998           1997
                                                -----------    -----------   -----------    -----------    -----------
Interest Income:
   Interest on loans                            $ 2,740,101    $ 2,469,556   $ 1,851,790    $ 2,254,427    $ 2,392,175
   Interest on mortgage-backed securities         1,276,648      1,072,559       769,314        498,319        282,499
   Interest on dividends and investments            192,863        254,425       204,741        209,807        157,823
                                                -----------    -----------   -----------    -----------    -----------
                                                  4,209,612      3,796,540     2,825,845      2,962,553      2,832,497
Interest Expense:
  Interest on deposits                            1,522,328      1,494,447     1,250,364      1,285,343      1,209,646
  Interest on advances and other borrowings       1,055,952      1,150,925       571,996        709,888        732,356
                                                -----------    -----------   -----------    -----------    -----------
                                                  2,578,280      2,645,372     1,822,360      1,995,231      1,942,002
                                                -----------    -----------   -----------    -----------    -----------
Net interest income                               1,631,332      1,151,168     1,003,485        967,322        890,495
  Provision for (recovery of) loan losses            22,265          9,195        (2,089)        11,260         57,609
                                                -----------    -----------   -----------    -----------    -----------
Net interest income after provision for
    (recovery of) loan losses                     1,609,067      1,141,973     1,005,574        956,062        832,886
Noninterest Income:
  Fees                                              150,675         78,016        65,456         62,820         45,910
  Gain on the sale of securities,
    MBS and loans                                    42,513         10,515        22,764         38,784          8,197
  Change in fair value of derivatives                (9,738)           -0-           -0-            -0-            -0-
  Other                                              53,289         72,289        55,082         36,009         27,161
                                                -----------    -----------   -----------    -----------    -----------
                                                    236,739        160,820       143,302        137,613         81,268
Noninterest Expense
  General and administrative expenses
    Personnel                                       298,435        243,787       215,483        196,153        180,917
    Occupancy                                        80,908         72,355        67,015         62,549         55,508
    Deposit insurance                                 5,712          5,699         5,358          5,925          7,454
    Advertising                                      15,114          8,450        11,928         10,412         11,525
    Other                                           113,633         94,556        86,363         79,468         71,555
                                                -----------    -----------   -----------    -----------    -----------
                                                    513,802        424,847       386,147        354,507        326,959
                                                -----------    -----------   -----------    -----------    -----------
Earnings before taxes on income                   1,332,004        877,946       762,729        739,168        587,195
Taxes on income                                     513,181        332,155       282,750        292,077        233,057
                                                -----------    -----------   -----------    -----------    -----------
Earnings before cumulative effect of accounting
  change and extraordinary item/(a)/                818,823        545,791       479,979        447,091        354,138
Cumulative effect of accounting change,
  net of tax                                         (6,018)           -0-           -0-            -0-            -0-
Extraordinary item, net of tax                          -0-            -0-           -0-        (12,511)           -0-
                                                -----------    -----------   -----------    -----------    -----------
Net earnings                                    $   812,805    $   545,791   $   479,979    $   434,580    $   354,138
                                                ===========    ===========   ===========    ===========    ===========
Basic earnings per share before cumulative
  effect of accounting change and
  extraordinary item/(a)/                       $      5.18    $      3.44   $      2.90    $      2.60    $      2.07
Cumulative effect of accounting change,
  net of tax                                           (.04)           .00           .00            .00            .00
Extraordinary item, net of tax                          .00            .00           .00           (.07)           .00
                                                -----------    -----------   -----------    -----------    -----------
Basic earnings per share                        $      5.14    $      3.44   $      2.90    $      2.53    $      2.07
                                                ===========    ===========   ===========    ===========    ===========
Diluted earnings per share before cumulative
  effect of accounting change and
  extraordinary item/(a)/                       $      5.11    $      3.41   $      2.87    $      2.58    $      2.04
Cumulative effect of accounting change,
  net of tax                                           (.04)           .00           .00            .00            .00
Extraordinary item, net of tax                          .00            .00           .00           (.07)           .00
                                                -----------    -----------   -----------    -----------    -----------
Diluted earnings per share                      $      5.07    $      3.41   $      2.87    $      2.51    $      2.04
                                                ===========    ===========   ===========    ===========    ===========

(a) On January 1, 2001, the Company adopted SFAS 133 which resulted in a one-time charge of $6 million. In 1998, the Company incurred a $13 million one-time charge due to the prepayment of FHLB advances.

                                    TABLE 37

                    Five Year Summary of Financial Condition
                             (Dollars in Thousands)

                                                                   At December 31
                                     ---------------------------------------------------------------------------------
                                          2001            2000             1999            1998             1997
                                     --------------- ---------------  --------------- ---------------  ---------------
Assets                                  $58,586,271     $55,703,969      $42,142,205     $38,468,729      $39,590,271

Cash, securities available for sale,
     And other investments                  961,729       1,111,826        1,120,393       1,050,265        1,033,433

Mortgage-backed securities               14,078,172      18,580,490       11,661,621      10,031,965        3,939,746
Loans receivable                         41,065,375      33,762,643       27,919,817      25,721,288       33,260,709
                                     --------------- ---------------  --------------- ---------------  ---------------
  Total loan portfolio                   55,143,547      52,343,133       39,581,438      35,753,253       37,200,455

Deposits                                 34,472,585      30,047,919       27,714,910      26,219,095       24,109,717
Advances from FHLBs                      18,037,509      19,731,797        8,915,218       6,163,472        8,516,605
Securities sold under agreements to
    repurchase and other borrowings         223,523         857,274        1,045,176       1,252,469        2,334,048
Medium-term notes                              -0-             -0-              -0-             -0-           109,992
Senior debt                                 198,215            -0-              -0-             -0-              -0-
Subordinated debt                           599,511         598,791          812,950         911,753        1,110,488
Stockholders' equity                      4,284,190       3,687,287        3,194,854       3,124,318        2,698,031


                                    TABLE 38

                          Five Year Selected Other Data
                 (Dollars in Thousands Except Per Share Figures)

                                                                  Year Ended December 31
                                                     ---------------------------------------------------------------------------
                                                       2001               2000          1999          1998           1997
                                                     ------------      ------------  ------------  -----------      ------------
New real estate loans originated                     $20,763,237       $19,782,687   $12,672,211   $8,187,934        $7,482,973
Fully indexed rate on new real estate loans                 7.72%             8.24%         7.60%        7.72%             7.59%
Current rate on new real estate loans/(a)/                  5.59%             6.18%         5.97%        6.20%             6.42%
New adjustable rate mortgages as a percentage              83.96%            96.27%        91.00%       82.26%            95.05%
  of new real estate loans originated
Deposits increase ($)                                $ 4,424,666       $ 2,333,009   $ 1,495,815   $2,109,378        $2,009,783
Deposits increase (%)                                       14.7%              8.4%          5.7%         8.7%              9.1%
Net earnings/average net worth (ROE)                       20.23%/(b)/       16.21%        15.19%       14.94%/(c)/       14.14%
Net earnings/average assets (ROA)                           1.42%/(b)/        1.12%         1.22%        1.11%/(c)/         .91%
General and administrative expense (G&A) to:
    Net interest income plus other income                  27.50%            32.38%        33.67%       32.08%            33.64%
    Total revenues                                         11.56%            10.74%        13.01%       11.44%/(c)/       11.22%
    Average assets                                           .90%              .87%          .98%         .90%              .84%
Ratio of earnings to fixed charges:/(d)/
    Including interest on deposits                          1.51x             1.33x         1.42x        1.37x             1.30x
    Excluding interest on deposits                          2.25x             1.76x         2.32x        2.03x             1.79x
Yield on loan portfolio                                     6.39%             8.05%         7.16%        7.36%             7.53%
Yield on MBS                                                6.35%             7.98%         7.17%        7.20%             7.23%
Yield on investments                                        2.86%             7.12%         5.88%        5.53%             6.48%
Yield on earning assets                                     6.36%             8.02%         7.15%        7.30%             7.48%
Cost of deposits                                            3.39%             5.52%         4.69%        4.67%             5.04%
Cost of borrowings                                          2.72%             6.66%         5.77%        5.87%             5.99%
Cost of funds                                               3.15%             5.99%         5.00%        4.96%             5.36%
Spread                                                      3.21%             2.03%         2.15%        2.34%             2.12%
Nonperforming assets/total assets/(e)/                       .67%              .43%          .56%         .79%              .96%
Stockholders' equity/total assets                           7.31%             6.62%         7.58%        8.12%             6.81%
Average stockholders' equity/average assets                 7.01%             6.89%         8.04%        7.41%             6.45%
World Savings Bank, FSB (WSB)
  regulatory capital ratios:/(f)/
  Tangible capital                                          7.71%             6.60%         6.64%        6.77%             6.51%
  Tier 1                                                    7.71%             6.60%         6.64%        6.77%             6.51%
  Total risk-based                                         14.24%            12.44%        11.95%       12.93%            12.80%
World Savings Bank, FSB (Texas) (WTX)
  regulatory capital ratios:/(f)/
  Tangible capital                                          5.23%             5.34%           --           --                --
  Tier 1                                                    5.23%             5.34%           --           --                --
  Total risk-based                                         25.05%            26.69%           --           --                --
Number of savings branch offices                             265               253           249          248               250
Cash dividends per share                             $       .26       $       .22   $      .193   $     .172        $     .152
Dividend payout ratio                                       5.02%/(b)/        6.40%         6.64%        6.79%/(c)/        7.32%

(a) The current rate reflects the actual rate being paid by the borrower at time of origination.
(b) The ratios for the year ended December 31, 2001 include a pre-tax charge of $10 million or $.04 per basic and diluted earnings per share, after tax, associated with the adoption of SFAS 133 on January 1, 2001. Excluding this cumulative effect of an accounting change, ROE was 20.38%, ROA was 1.43%, and the dividend payout ratio was 5.06%.
(c) The ratios for the year ended December 31, 1998 include an extraordinary charge of $21 million before tax, or $.07 per basic and diluted earnings per share, net of tax benefit, associated with the prepayment of FHLB advances and include a nonrecurring gain of $13 million before tax, or $.05 per basic and diluted earnings per share, after tax, realized when preferred stock purchased at a discount was redeemed by the issuer at par. Excluding the extraordinary item, ROE was 15.37%, ROA was 1.14%, and the dividend payout ratio was 6.59%. Excluding the one-time stock gain, G&A to total revenues was 11.48%.
(d) Earnings represent income from continuing operations before income taxes, cumulative effect of change in accounting, extraordinary item, and fixed charges. Fixed charges include interest expense and amortization of debt expense.
(e) NPAs includes nonaccrual loans (loans that are 90 days or more past due) and foreclosed real estate.
(f) For regulatory purposes, the minimum capital requirement for tangible capital is 1.5%. The requirements to be considered "well capitalized" are 5.0% and 10.0% for tier 1 (core) and total risk-based, respectively. In years prior to 2000, WTX was not regulated by the OTS and, therefore, these ratios were not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The table below sets forth Golden West Financial Corporation's (Golden West or Company) net earnings for the three years ended December 31, 2001, 2000, and 1999.

                                    TABLE 39

               Golden West Net Earnings, Basic Earnings Per Share,
                         and Diluted Earnings Per Share
                                    1999-2001
                 (Dollars in Thousands Except Per Share Figures)

                                                                   For the Year Ended December 31
                                                               ---------------------------------------
                                                                  2001           2000          1999
                                                              -----------    -----------   -----------
Earnings before cumulative effect of accounting change/(a)/   $   818,823    $   545,791   $   479,979
Cumulative effect of accounting change, net of tax/(b)/            (6,018)         -0-           -0-
                                                              -----------    -----------   -----------
Net Earnings                                                  $   812,805    $   545,791   $   479,979
                                                              ===========    ===========   ===========

Basic earnings per share before cumulative effect of
   accounting change/(a)/                                     $      5.18    $      3.44   $      2.90
Cumulative effect of accounting change, net of tax/(b)/              (.04)           .00           .00
                                                              -----------    -----------   -----------
Basic earnings per share                                      $      5.14    $      3.44   $      2.90
                                                              ===========    ===========   ===========

Diluted earnings per share before cumulative effect of
   accounting change/(a)/                                     $      5.11    $      3.41   $      2.87
Cumulative effect of accounting change, net of tax/(b)/              (.04)           .00           .00
                                                              -----------    -----------   -----------
Diluted earnings per share                                    $      5.07    $      3.41   $      2.87
                                                              ===========    ===========   ===========

              (a)1999 includes a nonrecurring gain of $8 million or $.03 per basic and diluted share, after tax, from the sale of four savings branches and a nonrecurring tax benefit of $3 million or $.02 per basic and diluted share, from the donation of land to a non-profit organization.

              (b)On January 1, 2001, the Company adopted Statement of Financial
                 Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which resulted in a one-time pre-tax charge of $10 million, or $.04 per share, after tax. See "New Accounting Pronouncements" section on page 60.

         Golden West's principal subsidiary is World Savings Bank, FSB (WSB). WSB is headquartered in Oakland, California. At December 31, 2001, WSB had $58 billion in assets. At December 31, 2001, Golden West had a savings network of 121 branches in California, 44 in Florida, 36 in Colorado, 23 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, five in Illinois, and two in Nevada. By virtue of being federally chartered, WSB can originate mortgages anywhere in the nation, even though they may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, the Company had lending operations in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming.

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

     WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF.

     In addition to WSB, Golden West has two other operating subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., a series open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is an investment adviser to the Atlas family of mutual funds and Atlas Securities, Inc., is the distributor of the Atlas mutual funds and annuities.

     The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

Financial Condition

     The following table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 2001, 2000, 1999, and 1998. As the table shows, the largest asset component is the loan portfolio (including mortgage-backed securities), which consists primarily of long-term mortgages. Deposits represent the majority of the Company's liabilities.

                                    TABLE 40

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet
                                   1998 - 2001

                                                                  December 31
                                                 ----------------------------------------------
                                                   2001         2000        1999        1998
                                                 ---------    ---------   ---------   ---------
            Assets:
               Cash and investments                   1.6%         2.0%        2.7%        2.7%
               Loans receivable including
                 mortgage-backed securities          94.2         94.0        93.9        93.0
               Other assets                           4.2          4.0         3.4         4.3
                                                 --------     --------    --------    --------
                                                    100.0%       100.0%      100.0%      100.0%
                                                 ========     ========    ========    ========

            Liabilities and Stockholders'
            Equity:
               Deposits                              58.9%        54.0%       65.8%       68.1%
               FHLB advances                         30.8         35.4        21.2        16.0
               Securities sold under
                 agreements to repurchase              .4          1.5         2.5         3.3
               Senior debt                             .3           .0          .0          .0
               Subordinated notes                     1.0          1.1         1.9         2.4
               Other liabilities                      1.3          1.4         1.0         2.1
               Stockholders' equity                   7.3          6.6         7.6         8.1
                                                 --------     --------    --------    --------
                                                    100.0%       100.0%      100.0%      100.0%
                                                 ========     ========    ========    ========

Asset/Liability Management

     The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage credit risk (see "Asset Quality" section on page 56) and interest rate risk. The Company mitigates its credit risk through strict underwriting standards and loan reviews. The Company manages interest rate risk by managing the repricing of interest rate-sensitive assets and liabilities. The Company enters into interest rate swaps as part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities.

         One measure of exposure to interest rate risk is the repricing gap, the difference between the repricing of assets and liabilities. The Company is subject to interest rate risk to the extent its assets and liabilities reprice at different times and by different amounts. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The following table shows the Company's repricing gap at December 31, 2001:

                                    TABLE 41

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                             As of December 31, 2001
                              (Dollars in Millions)

                                                         Projected Repricing/(a)/
                                    ---------------------------------------------------------------
                                        0 - 3       4 - 12        1 - 5        Over 5
                                       Months       Months        Years         Years       Total
                                    ----------    ---------    ----------    ---------    ---------
Interest-Earning Assets:
  Investments                        $    622      $  -0-       $   -0-       $     1      $   623
  Mortgage-backed securities           13,032          191           480          375       14,078
  Loans receivable:
    Rate-sensitive                     35,281        2,932           535         -0-        38,748
    Fixed-rate                            101          235           645        1,118        2,099
  Other/(b)/                            1,396         -0-           -0-          -0-         1,396
  Impact of interest rate swaps           301           15          (316)        -0-          -0-
                                    ---------     --------     ---------     --------     ---------
Total                                $ 50,733      $ 3,373      $  1,344      $ 1,494      $56,944
                                    =========     ========     =========     ========     =========
Interest-Bearing Liabilities:
  Deposits/(c)/                      $ 21,870      $ 9,823      $  2,762      $    18      $34,473
   FHLB advances                       17,305          212            92          428       18,037
   Other borrowings                       323          300           398         -0-         1,021
   Impact of interest rate swaps          103          (12)          (91)        -0-          -0-
                                    ---------     --------     ---------     --------     ---------
 Total                               $ 39,601      $10,323      $  3,161      $   446      $53,531
                                    =========     ========     =========     ========     =========
 Repricing gap                       $ 11,132      $(6,950)     $ (1,817)     $ 1,048      $ 3,413
                                    =========     ========     =========     ========     =========

 Cumulative gap                      $ 11,132      $ 4,182      $  2,365      $ 3,413
                                    =========     ========     =========     ========
 Cumulative gap as a percentage
   of total assets                       19.0%         7.1%          4.0%
                                    =========     ========     =========

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)   Includes cash in banks and FHLB stock.
(c) Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

         The table above shows that, as of December 31, 2001, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the Eleventh District Cost of Funds Index

(COFI), which is the benchmark the Company uses to determine the rate on the majority of its adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The repricing lag occurs because COFI is based on a portfolio of liability accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, don't reprice each month, and when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, reprice very little. Still other liabilities, such as demand deposits, do not reprice at all. Therefore, COFI does not initially fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets initially to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI in effect in any month reflects the actual rate on Golden West's deposits at the prior monthend. Partially offsetting the impact of the index lags are similar lags on a portion of the Company's liabilities.

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

         The table on the following page reflects the Company's expected cash flows and applicable yields on the balances of its interest sensitive assets and liabilities as of December 31, 2001, and takes into consideration expected prepayments of the Company's long-term assets (primarily mortgage-backed securities and loans receivable) and the estimated current fair value.

                                    TABLE 42

                 Summary of Market Risk on Financial Instruments
                             As of December 31, 2001
                              (Dollars in Millions)

----------------------------------------------------------------------------------------------------------------------------------
                                                                  Expected Maturity Date as of December 31, 2001
                                                 ---------------------------------------------------------------------------------
                                                                                                     2007 &      Total     Fair
                                                  2002      2003       2004      2005      2006     Thereafter  Balance    Value
                                                 --------  --------   -------   --------  --------  ---------   --------  --------
Interest-Sensitive Assets:
Investments                                      $   622   $   -0-    $  -0-    $   -0-   $   -0-   $      1    $   623   $   623
    Weighted average interest rate                  2.85%      .00%      .00%       .00%      .00%      5.03%      2.86%
MBS
  Fixed-Rate                                     $   165   $   138    $  118    $   100   $    86   $    525    $ 1,132     1,157
     Weighted average interest rate                 7.92%     7.86%     7.82%      7.78%     7.75%      7.58%      7.72%
  Variable Rate                                  $ 2,936   $ 1,954    $1,549    $ 1,251   $ 1,010   $  4,246    $12,946    13,057
     Weighted average interest rate                 6.33%     6.33%     6.33%      6.33%     6.33%      6.32%      6.33%
Loans Receivable
  Fixed-Rate                                     $   737   $   234    $  193    $   160   $   134   $    788    $ 2,246     2,296
     Weighted average interest rate                 8.43%     8.73%     8.58%      8.44%     8.32%      7.92%      8.29%
  Variable Rate                                  $ 7,475   $ 5,799    $4,713    $ 3,843   $ 3,133   $ 13,856    $38,819    38,840
     Weighted average interest rate/(a)/            6.53%     6.50%     6.50%      6.50%     6.50%      6.50%      6.42%
                                                 --------  --------   -------   --------  --------  ---------   --------  --------
    Total                                        $11,935   $ 8,125    $6,573    $ 5,354   $ 4,363   $ 19,416    $55,766   $55,973
                                                 ========  ========   =======   ========  ========  =========   ========  ========
Interest-Sensitive Liabilities:
Deposits/(b)/                                    $31,693   $ 1,759    $  475     $  282   $   246   $     18    $34,473   $34,642
     Weighted average interest rate                 3.27%     4.47%     4.62%      6.58%     4.81%      5.69%      3.39%
FHLB Advances
  Fixed-Rate                                     $    61   $   130    $   38     $   32   $    29   $    248    $   538       560
     Weighted average interest rate                 6.70%     3.61%     6.38%      6.44%     6.44%      6.45%      5.79%
  Variable Rate                                  $ 5,400   $ 6,700    $1,000    $ 2,500   $ 1,900   $    -0-    $17,500    17,508
     Weighted average interest rate                 2.11%     2.67%     2.14%      2.94%     2.15%       .00%      2.45%
Other Borrowings
  Fixed-Rate                                     $   400   $   200    $  -0-    $   -0-   $   198   $    -0-    $   798       816
     Weighted average interest rate                 7.69%     6.10%      .00%       .00%     5.75%       .00%      6.81%
  Variable Rate                                  $   224   $   -0-    $  -0-    $   -0-   $   -0-   $    -0-    $   224       224
     Weighted average interest rate                 1.96%      .00%      .00%       .00%      .00%       .00%      1.96%
Interest Rate Swaps
  Receive Fixed Swaps (notional value)           $    12   $    91    $  -0-    $   -0-   $   -0-   $    -0-    $   103        (4)
     Weighted average receive rate                  6.52%     6.39%      .00%       .00%      .00%       .00%      6.40%
     Weighted average pay rate                      1.93%     2.39%      .00%       .00%      .00%       .00%      2.33%
  Pay Fixed Swaps                                $   305   $   212    $  104    $   -0-   $   -0-   $    -0-    $   621        24
     Weighted average receive rate                  2.51%     2.59%     2.17%       .00%      .00%       .00%      2.48%
     Weighted average pay rate                      7.54%     6.26%     6.65%       .00%      .00%       .00%      6.95%
                                                 --------  --------   -------   --------  --------  ---------   --------  --------
    Total                                        $38,095   $ 9,092    $1,617    $ 2,814   $ 2,373   $    266    $54,257   $53,770
                                                 ========  ========   =======   ========  ========  =========   ========  ========

(a) The total weighted average interest rate for variable loans receivable reflects loans with introductory rates in effect at December 31, 2001. Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 2001 as indicated in the total balance column.
(b)  Deposits with no maturity are included in the 2002 column.

               Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags previously described. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest rate-sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at December 31, 2001, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

         Cash and Investments

         Golden West's investment portfolio is composed primarily of federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, EuroDollar time deposits, collateralized mortgage obligations, and equity securities. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

         At December 31, 2001, and 2000, the Company had securities available for sale in the amount of $623 million and $393 million, respectively, including net unrealized gains on securities available for sale of $362 million and $382 million, respectively. At December 31, 2001 and 2000, the Company had no securities held for trading in its investment securities portfolio.

         Loans Receivable and Mortgage-Backed Securities

         The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Because the Company currently retains all of the beneficial interest in these MBS and MBS-REMIC securitizations and because the securitizations meet all the requirements for separate security recognition, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see pages 60 and 61 for further discussion). Additionally, from time to time, the Company purchases MBS. MBS, MBS-REMICs, and securitized loans are available to be used as collateral for borrowings.

         At December 31, 2001 and 2000, the balance of loans receivable including MBS was $55.1 billion and $52.3 billion, respectively. Included in the $55.1 billion at December 31, 2001 was $4.7 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $8.8 billion of MBS-REMICs, $5.2 billion of securitized loans, and $509 million of purchased MBS. Included in the $52.3 billion at December 31, 2000 was $7.8 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $10.4 billion of MBS-REMICs, and $456 million of purchased MBS.

         The loan portfolio, including MBS, grew $2.8 billion or 5% for the year ended December 31, 2001. The loan portfolio, including MBS, grew $12.8 billion or 32% for the year ended December 31, 2000. Loan portfolio repayments were $15.6 billion, $6.9 billion, and $7.7 billion for the years ended December 31, 2001, 2000, and 1999, respectively. Loan portfolio repayments were higher in 2001 as compared to 2000 due to an increase in the prepayment rate as well as an increase in the balance of the total loan portfolio outstanding. Loan portfolio repayments were lower in 2000 as compared to 1999 due to a decrease in prepayments.

         Mortgage-Backed Securities

         At December 31, 2001 and 2000, the Company had MBS held to maturity in the amount of $13.8 billion and $18.5 billion, respectively. During 2001, the Company securitized $3.0 billion of adjustable rate mortgages (ARMs) into MBS-REMICs during the first three months. During 2000, the Company securitized $4.8 billion of ARMs into FNMA MBS and securitized $4.6 billion of ARMs in MBS-REMICs. The FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

         At December 31, 2001 and 2000, the Company had MBS available for sale in the amount of $233 million and $70 million, respectively, including net unrealized gains on MBS available for sale of $2 million and $1 million, respectively. At December 31, 2001 and 2000, the Company had no trading MBS.

         At December 31, 2001, $12.9 billion of the Company's total MBS portfolio was backed by ARMs. The percentage of MBS backed by ARMs was 92% at yearend 2001 compared to 93% at yearend 2000 and 87% at yearend 1999.

         Repayments of MBS during the years 2001, 2000, and 1999 amounted to $6.4 billion, $2.5 billion, and $2.8 billion, respectively. MBS repayments were higher in 2001 due to an increase in the prepayment rate. MBS repayments were lower in 2000 due to a decrease in the prepayment rate.

         Securitized Loans

         At December 31, 2001, the Company had $5.2 billion of loans outstanding that were securitized during the second and third quarters of 2001. These loans are classified as loans receivable on the Statement of Financial Position.

         Loans

         New loan originations in 2001, 2000, and 1999 amounted to $20.8 billion, $19.8 billion, and $12.7 billion, respectively. The volume of originations during 2001 increased due to an increase in the market demand for loans. The decrease in interest rates during 2001 led to an increase in refinance activity nationwide. The Company's refinanced loans constituted 59% of new loan originations in 2001 compared to 34% in 2000 and 40% in 1999.

         First mortgages originated for sale were $2.2 billion, $114 million, and $626 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in loans originated for sale in 2001 as compared to 2000 was due to an increase in fixed-rate mortgage originations. The reduction in loans originated for sale in 2000 as compared to 1999 was attributable to the decrease in fixed-rate originations. During 2001, 2000, and 1999, $465 million, $29 million, and $522 million, respectively, of loans were converted at the customer's request from adjustable rate to fixed-rate. The Company continues to sell most of its new and converted fixed-rate loans. The Company sold $2.7 billion, $152 million, and $1.1 billion of fixed-rate first mortgage loans during 2001, 2000, and 1999, respectively.

         At December 31, 2001, the Company had lending operations in 38 states. The largest source of mortgage origination was loans secured by residential properties in California. In 2001, 70% of total loan origination volume was on residential properties in California, compared to 63% in 2000 and 1999, respectively. The five largest states, other than California, for originations for the year ended December 31, 2001, were Florida, Texas, Colorado, New Jersey, and Washington with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that was comprised of residential loans in California was 64% at December 31, 2001, 63% at December 31, 2000, and 64% at December 31, 1999.

         Golden West continues to emphasize adjustable rate mortgages--loans with interest rates that change monthly in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of rate-sensitive loans was 94% at yearend 2001 compared to 95% at yearend 2000 and 93% at yearend 1999. Golden West's ARM originations constituted approximately 84% of new mortgage loans made by the Company in 2001, compared with 96% in 2000 and 91% in 1999.

         Golden West originates ARMs tied primarily to the Golden West Cost of Savings Index (COSI) and the Eleventh District Cost of Funds Index (COFI). The following table shows the distribution of ARM originations by index for the years ended December 31, 2001, 2000 and 1999.

                                    TABLE 43

                 Adjustable Rate Mortgage Originations by Index
                                   1999 - 2001
                             (Dollars in Thousands)

                                  For the year ended December 31
                          ---------------------------------------------
        ARM Index            2001              2000             1999
        ---------         ------------    -------------    ------------
        COSI              $ 7,064,962      $12,872,834      $ 7,996,477
        COFI                9,813,174        5,701,413        3,264,773
        Other                 554,390          470,171          270,651
                          ------------    -------------    ------------
                          $17,432,526      $19,044,418      $11,531,901
                          ============    =============    ============

         The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at December 31, 2001, 2000 and 1999.

                                    TABLE 44

                   Adjustable Rate Mortgage Portfolio by Index
              (Including ARM MBS with Recourse and ARM MBS-REMICs)
                                   1999 - 2001
                             (Dollars in Thousands)

                                        As of December 31
                          ---------------------------------------------
        ARM Index             2001            2000             1999
        ---------         ------------    -------------    ------------
        COSI              $ 20,943,596    $ 20,460,242     $  9,182,829
        COFI                29,010,008      27,405,401       26,217,670
        Other                1,840,796       1,640,010        1,419,011
                          ------------    ------------     ------------
                          $ 51,794,400    $ 49,505,653     $ 36,819,510
                          ============    ============     ============

         The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property.

         The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, some first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $184 million, $198 million, and $99 million for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, the Company carries pool mortgage insurance on most seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

         The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the years ended December 31, 2001, 2000, and 1999.

                                    TABLE 45

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                                   1999 - 2001
                             (Dollars in Thousands)

                                                                  For the Year Ended December 31
                                                       -------------------------------------------------
                                                           2001              2000                1999
                                                       -----------        ----------         ----------
               First mortgages with loan to
               value ratios greater than 80%:
                   With insurance                      $  225,464         $  124,066         $   98,141
                   With no insurance                      123,387            229,397            233,212
                                                       ----------         ----------         ----------
                                                          348,851            353,463            331,353
                                                       ----------         ----------         ----------
               First and second mortgages with
               combined loan to value ratios
               greater than 80%:
                   With pool insurance                  1,354,754          2,549,049          1,092,778
                   With no insurance                      911,214            924,538            936,724
                                                       ----------         ----------         ----------
                                                        2,265,968          3,473,587          2,029,502
                                                       ----------         ----------         ----------

                   Total                               $2,614,819         $3,827,050         $2,360,855
                                                       ==========         ==========         ==========

         The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2001, 2000 and 1999.

                                    TABLE 46

                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                                   1999 - 2001
                             (Dollars in Thousands)

                                                                           As of December 31
                                                         ------------------------------------------------
                                                            2001               2000              1999
                                                         ----------         ----------        ----------
               First mortgages with loan to
               value ratios greater than 80%:
                   With insurance                        $  431,498         $  388,625         $  393,580
                   With no insurance                        548,507            823,864            844,847
                                                         ----------         ----------         ----------
                                                            980,005          1,212,489          1,238,427
                                                         ----------         ----------         ----------
               First and second mortgages with
               combined loan to value ratios
               greater than 80%:
                   With pool insurance                    2,396,954          2,193,990          1,131,357
                   With no insurance                        454,289            722,703            308,650
                                                         ----------         ----------         ----------
                                                          2,851,243          2,916,693          1,440,007
                                                         ----------         ----------         ----------

                   Total                                 $3,831,248         $4,129,182         $2,678,434
                                                         ==========         ==========         ==========

         Approximately $5.0 billion of the Company's ARMs (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2001, $560 million of ARMs had reached their rate floors compared with $144 million at December 31, 2000. The weighted average floor rate on the loans that had reached their floor was 7.15% at December 31, 2001, compared to 8.01% at December 31, 2000. Without the floor, the average rate on these loans would have been 5.91% at December 31, 2001 and 7.80% at December 31, 2000.

         Loan repayments consist of monthly loan amortization and loan payoffs. During the years 2001, 2000, and 1999, loan repayments amounted to $9.2 billion, $4.5 billion, and $4.9 billion, respectively. The increase in repayments in 2001 was due to an increase in loan prepayments. The decrease in repayments in 2000 was due to a decrease in loan repayments and due to the securitization of loans into MBS.

         Mortgage Servicing Rights

         Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended December 31, 2001, 2000, and 1999.

                                    TABLE 47

                      Capitalized Mortgage Servicing Rights
                                   1999 - 2001
                             (Dollars in Thousands)

                                                              2001          2000           1999
                                                           --------       --------       --------
               Beginning balance of capitalized
                 mortgage servicing rights                 $ 28,355       $ 37,295       $ 28,635
               New capitalized mortgage servicing
                 rights from loan sales                      41,587          3,404         20,556
               Amortization of capitalized
                 mortgage servicing rights                  (13,886)       (12,344)       (11,896)
                                                           --------       --------       --------
               Ending balance of capitalized
                 mortgage servicing rights                 $ 56,056       $ 28,355       $ 37,295
                                                           ========       ========       ========

         The book value of Golden West's servicing rights did not exceed the fair value at December 31, 2001, 2000, or 1999 and, therefore, no write-down of the servicing rights to their fair value was necessary.

         Asset Quality

         An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) to total assets. Nonperforming assets include non-accrual loans (loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. NPAs amounted to $394 million, $239 million, and $236 million at yearends 2001, 2000, and 1999, respectively. NPAs at yearend 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the recession. The lower level of NPAs during 2000 reflected the strong economy and housing market during that year. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests.

         The Company's troubled debt restructured (TDRs) are made up of loans that have been modified by the lender to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or the borrower's ability to make scheduled payments. The Company's TDRs were $1 million or .00% of assets at December 31, 2001 compared to $2 million or .00% of assets at December 31, 2000 and $11 million or .03% of assets at December 31, 1999.

         The Company's ratio of NPAs and TDRs to total assets increased to .67% at December 31, 2001, compared to .43% and .59% at yearends 2000 and 1999, respectively.

         The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $11 million at yearend 2001 compared to $23 million and $60 million at yearends 2000 and 1999, respectively.

         Allowance for Loan Losses

         The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loans and risk category to cover losses inherent in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of individual major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses inherent in the portfolio, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reconsidered quarterly.

         The table below shows the changes in the allowance for loan losses for the three years ended December 31, 2001, 2000, and 1999.

                                    TABLE 48

                      Changes in Allowance for Loan Losses
                                   1999 - 2001
                             (Dollars in Thousands)

                                                       2001          2000          1999
                                                    ---------     ---------     ---------
Beginning allowance for loan losses                 $ 236,708     $ 232,134     $ 244,466
Provision for (recovery of) losses
  charged to expense                                   22,265         9,195        (2,089)
Less loans charged off                                 (2,425)         (623)         -0-
Add recoveries                                            351           472         1,800
Net transfer of allowance from (to)
  recourse liability                                    4,114        (4,470)      (12,043)
                                                    ---------     ---------     ---------
Ending allowance for loan losses                    $ 261,013     $ 236,708     $ 232,134
                                                    =========     =========     =========

Ratio of provision for (recovery of) loan
  losses to loan portfolio (including
  MBS with recourse and MBS-REMICs)                       .04%          .02%         (.01%)
                                                    =========     =========     =========

Ratio of net chargeoffs (recoveries) to
  average loans outstanding (including
  MBS with recourse and MBS-REMICs)                       .00%          .00%         (.01%)
                                                    =========     =========     =========

Ratio of allowance for loan losses to total loans
  (including MBS with recourse and MBS-REMICs)            .48%          .46%          .59%
                                                    =========     =========     =========

Ratio of allowance for loan losses to NPAs               66.3%         98.9%         98.2%
                                                    =========     =========     =========

         The table below shows the composition of the allowance for loan losses at December 31.

                                    TABLE 49

                    Composition of Allowance for Loan Losses
                                   1999 - 2001
                             (Dollars in Thousands)


                                            2001          2000        1999
                                         ----------   -----------  -----------
        Real Estate
         1 to 4 units
               General                    $240,135      $213,507     $200,499
               Specific                       -0-           -0-           369
                                         ----------   -----------  -----------
                                           240,135       213,507      200,868
                                         ----------   -----------  -----------
         5+ units and commercial
               General                      18,166        19,165       22,192
               Specific                      2,712         4,036        9,074
                                         ----------   -----------  -----------
                                            20,878        23,201       31,266
                                         ----------   -----------  -----------

        Total                             $261,013      $236,708     $232,134
                                         ==========   ===========  ===========

         The impact of the favorable economy and housing market during 1999 and 2000 is reflected in the components of the allowance account. The increase in the allowance account during 2001 reflected the increase in NPAs and the current recessionary economy. The general loss allowances on one-to-four single-family real estate loans increased from $200 million at December 31, 1999 to $240 million at December 31, 2001 as a result of the increase in the total loan portfolio and the weakening economic conditions in 2001.

         Foreclosed Real Estate

         At December 31, 2001, the Company had foreclosed real estate in the amount of $11 million, compared to $8 million a year earlier.

         Deposits

         The Company raises deposits through its retail branch system as well as through capital markets.

         Retail deposits increased by $4.6 billion in 2001 compared to increases of $2.7 billion and $896 million in 2000 and 1999, respectively. Retail deposits increased during 2001 because the public found savings to be a more favorable investment compared with other alternatives. Retail deposits increased during 2000 primarily due to the implementation of marketing campaigns that took advantage of a favorable savings environment, especially in the second half of the year. At December 31, 2001, 2000, and 1999, transaction accounts (which include checking, passbook, and money market accounts) represented 40%, 24%, and 35%, respectively, of the total balance of deposits.

         The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors (wholesale CDs). The Company's deposit balance at December 31, 2000 and 1999 included $185 million and $600 million, respectively, of these wholesale CDs. There were no outstanding wholesale CDs at December 31, 2001.

         Advances from the Federal Home Loan Banks

         The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.0 billion at December 31, 2001, compared to $19.7 billion and $8.9 billion at December 31, 2000 and 1999, respectively.

         Securities Sold Under Agreements to Repurchase

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $224 million, $857 million, and $1.0 billion at yearends 2001, 2000, and 1999, respectively.

         Other Borrowings

         As of December 31, 2001, Golden West, at the holding company level, had a total of $600 million of subordinated debt issued and outstanding. As of December 31, 2001, the Company's subordinated debt securities were rated A3 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. In January 2002, Moody's upgraded the credit rating for Golden West's subordinated debt to A2.

         In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. At December 31, 2001, the Company had issued and had outstanding $200 million of five-year senior debt in connection with the aforementioned registration statement. As of December 31, 2001, the Company's senior debt was rated A2 and A by Moody's and S&P, respectively. In January 2002, Moody's upgraded the credit rating for Golden West's senior debt to A1.

         During 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of December 31, 2001, WSB had not issued any notes under this authority. As of December 31, 2001, WSB's long-term deposits and other senior obligations were rated A1 and A+ by Moody's and S&P, respectively. In January 2002, Moody's upgraded the credit rating for WSB's long-term deposits and other senior obligations to Aa3.

         Stockholders' Equity

         The Company's stockholders' equity increased by $597 million during 2001 as a result of earnings partially offset by decreased market values of securities available for sale, the $186 million cost of the repurchase of Company stock, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $492 million during 2000 as a result of earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $71 million during 1999 as a result of earnings offset by the $345 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders.

         Since 1993, through five separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2001, 46.6 million shares had been repurchased and retired at a cost of $1.1 billion since October 28, 1993, of which 3.7 million shares were purchased and retired at a cost of $186 million during 2001. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for federally insured financial institutions, such as WSB and WTX. Under FIRREA, thrifts and savings banks must have tangible capital equal to at least 1.5% of adjusted total assets, have core capital equal to at least 4% of adjusted total assets, and have risk-based capital equal to at least 8% of risk-weighted assets.

         The OTS and other bank regulatory agencies have adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

         As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2001, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

         The table below shows WSB's and WTX's regulatory capital calculated in accordance with FIRREA's capital standards at December 31, 2001.

                                    TABLE 50

                         Regulatory Capital Requirements
                             As of December 31, 2001
                             (Dollars in Thousands)

                                                                        MINIMUM CAPITAL
                                              ACTUAL                     REQUIREMENTS
                                    ----------------------------  ----------------------------
                                       Capital          Ratio         Capital         Ratio
                                    --------------  ------------  --------------   -----------
      WSB
      ---
      Tangible                         $4,480,834       7.71%        $  871,198        1.50%
      Tier 1 (core or leverage)         4,480,834       7.71          2,323,194        4.00
      Tier 1 risk-based                 4,480,834      13.20                ---         ---
      Total risk-based                  4,836,208      14.24          2,716,210        8.00

      WTX
      ---
      Tangible                         $  401,886       5.23%        $  115,211        1.50%
      Tier 1 (core or leverage)           401,886       5.23            307,229        4.00
      Tier 1 risk-based                   401,886      25.04                ---         ---
      Total risk-based                    402,025      25.05            128,385        8.00

        Because WSB and WTX are subsidiaries of a savings and loan holding company, they must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB and WTX to no longer be adequately capitalized, require specific OTS approval.

         New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2001, the changes in fair value of these instruments since adoption are reflected in the Consolidated Statement of Net Earnings as "Changes in Fair Value of Derivatives."

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under FAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and being recorded as loans receivable.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company does not expect the adoption of SFAS 142 for its fiscal year beginning January 1, 2002 to have a material effect on its financial statements and results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this Statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a material impact on its financial statements and results of operations.

Results of Operations

         Net Earnings

         Net earnings increased in 2001 as compared to 2000 as a result of increased net interest income and increased noninterest income, partially offset by an increase in general and administrative expense. Net earnings increased in 2000 as compared to 1999 primarily due to an increase in net interest income, partially offset by an increase in general and administrative expenses.

         Earnings Per Share

         The Company's Basic Earnings Per Share (EPS) was $5.18 (before the cumulative effect of the accounting change) for the year ended December 31, 2001, compared to $3.44 and $2.90 for the years ended December 31, 2000 and 1999, respectively. The Company reported Diluted EPS of $5.11 (before the cumulative effect of the accounting change) for the year ended December 31, 2001 as compared to $3.41 and $2.87 for the years ended December 31, 2000 and 1999, respectively.

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

         Net interest income amounted to $1.6 billion and $1.1 billion, for the years ended December 30, 2001 and 2000, respectively. These amounts represented 42% and 15% increases, respectively, over the previous years. As discussed below, the significant growth of net interest income in 2001 compared with the prior year resulted from two principal factors: the substantial growth of the mortgage portfolio during 2000; and an increase in 2001 in the Company's primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

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

         Net interest income increases in 2001 were also influenced by a temporary widening of the Company's primary spread. As noted in the discussion of the Gap on page 47, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while as the yield on the ARM portfolio continues to catch up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while as the ARM yield continues to respond to previous rate increases. For the five years ended December 30, 2001, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.26% with a high of 3.21% and a low of 1.88%.

         During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during the year ended December 31, 2001. This large drop occurred, in part, because the Company used primarily adjustable market-rate borrowings to fund the rapid expansion of the loan portfolio in 2000. As a result, a significant portion of the Company's liabilities responded almost immediately to the sharp decrease in market rates in 2001. While the Company's cost of funds declined considerably during 2001, the yield on the Company's assets fell by only 166 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, reaching 3.21%, the highest in the company's history, and resulted in a temporary boost to net interest income in 2001.

         The following table shows the components of the Company's primary spread at the end of the years 1999 through 2001.

                                    TABLE 51

           Yield on Earning Assets, Cost of Funds, and Primary Spread
                                   1999 - 2001

                                                   December 31
                                         --------------------------------
                                          2001        2000        1999
                                         --------   ---------   ---------
           Yield on loan portfolio          6.38%       8.03%       7.16%
           Yield on investments             2.86        7.12        5.88
                                         --------   ---------   ---------
           Yield on earning assets          6.36        8.02        7.15
                                         --------   ---------   ---------
           Cost of deposits                 3.39        5.52        4.69
           Cost of borrowings               2.72        6.66        5.77
                                         --------   ---------   ---------
           Cost of funds                    3.15        5.99        5.00
                                         --------   ---------   ---------
           Primary spread                   3.21%       2.03%       2.15%
                                         ========   =========   =========


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

                                    TABLE 52

                           Interest Rate Swap Activity
                                   2000 - 2001
                         (Notional Amounts in Millions)

                                                     Receive     Pay
                                                      Fixed     Fixed
                                                      Swaps     Swaps
                                                     -------    -----
                Balance at January 1, 2000           $   263    $ 727
                    Maturities                           (46)     (10
                                                     -------    -----
                Balance at December 31, 2000             217      717
                    Maturities                          (114)     (96)
                                                     -------    -----
                Balance at December 31, 2001         $   103    $ 621
                                                     =======    =====

         Interest rate swap payment activity decreased net interest income by $13 million, $4 million, and $11 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time charge, the Company reported pre-tax expense of $10 million, or $.04 after tax per diluted share for the year ended December 31, 2001, associated with the ongoing valuation of the Company's swaps. This additional expense occurred because the market value of Golden West's swaps declined during 2001 in conjunction with falling short-term rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at December 31, 2001.

         Interest on Loans

         Interest on loans was $2.7 billion, $2.5 billion, and $1.9 billion for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in 2001 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield. The increase in 2000 was due to an increase in the average portfolio balance and an increase in the average portfolio yield.

         Interest on MBS

         Interest on MBS was $1.3 billion, $1.1 billion, and $769 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in 2001 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield. The increase in 2000 was due to an increase in the average portfolio balance and an increase in the average portfolio yield. The increases in the average balance of the MBS portfolio during 2001 and 2000 were primarily due to the securitization of loans into FNMA MBS and MBS-REMICs, as discussed in "Loans Receivable and Mortgage-Backed Securities" on page 50.

         Interest and Dividends on Investments

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was $193 million, $254 million, and $205 million for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in 2001 was primarily due to a decrease in the average portfolio yield partially offset by an increase in the average portfolio balance. The increase in 2000 was primarily due to an increase in the average portfolio yield partially offset by a decrease in the average portfolio balance. In addition, included in interest and dividends on investments for the year ended December 31, 2000 was $3.7 million of special dividends from the FHLB of San Francisco and $2.8 million of special dividends from the FHLB of Dallas for a total of $6.5 million.

         Interest on Deposits

         Interest on deposits was $1.5 billion, $1.5 billion, and $1.3 billion for the years ended December 31, 2001, 2000, and 1999, respectively. Interest on deposits in 2001 was comparable to 2000. The increase in 2000 was due to an increase in the average cost of deposits and an increase in the average balance of deposits.

         Interest on Advances

         Interest paid on FHLB advances was $880 million, $961 million, and $380 million for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in 2001 was due to a decrease in the average cost of these borrowings partially offset by an increase in the average outstanding balance. The increase in 2000 was due to an increase in the average cost of these borrowings and an increase in the average outstanding balance.

         Interest on Other Borrowings

         Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $176 million, $190 million, and $192 million for the years ended 2001, 2000, and 1999, respectively. The decrease in the expense in 2001 compared with 2000 was due to a decrease in the average cost of these liabilities partially offset by an increase in the average balance. The decrease in the expense in 2000 compared with 1999 was due to a decrease in the average balance of these liabilities partially offset by an increase in the average cost.

         Provision for (Recovery of) Loan Losses

         The provision for loan losses was $22 million for the year ended 2001, compared to a provision of $9 million for the year ended 2000 and a recovery of $2 million for the year ended 1999. The provision in 2001 and in 2000 reflected the growth of the loan portfolio. In additional, the 2001 provision reflected the recessionary economy.

         Noninterest Income

         Noninterest income was $237 million, $161 million, and $143 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in 2001 was primarily due to higher loan prepayment fees and increased gains on the sale of fixed-rate mortgage. The increase in 2000 was primarily due to higher loan fee income.

         General and Administrative Expenses

         General and administrative expenses (G&A) were $514 million, $425 million, and $386 million for the years ended 2001, 2000, and 1999, respectively. Expenses increased in 2001 because of the costs associated with the year's record loan and savings volumes as well as the increased activity associated with the 52% expansion of the Company's earning assets over the prior three years. Additionally, the company continued to make sizeable investments in technology including an expanded Internet Web site and the expansion of computer and network resources to handle the transmission and processing of increased volumes of data. Expenses increased in 2000 because of the costs associated with the growth of the loan portfolio as well as ongoing investments in personnel, facilities, and technology.

         General and administrative expenses as a percentage of average assets was .90% for the year ended December 31, 2001 compared with .87% and .98% for the years ended December 31, 2000 and 1999, respectively. G&A as a percentage of average assets decreased in 2000 because average assets grew faster than G&A expense.

         Taxes on Income

         Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. For financial reporting purposes only, the Company uses "purchase accounting" in connection with certain assets acquired through mergers. The purchase accounting portion of income is not subject to tax.

         Taxes as a percentage of earnings increased slightly in 2001 compared with 2000 and increased slightly in 2000 over 1999.

         Liquidity and Capital Resources

         WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB of San Francisco; borrowings from its parent; borrowings from its subsidiary; and debt collateralized by mortgages, MBS, or securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, bank notes, the issuance of medium-term notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         WTX's principal sources of funds are cash flows generated from borrowings from the FHLB Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from affiliates.

         The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries ($20 million in 2000), dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses.

         Common Stock

         The quarterly price ranges for the Company's common stock during 2001 and 2000 were as follows:

                                    TABLE 53

                            Common Stock Price Range
                                   2000 - 2001

                                       2001                      2000
                             -----------------------    ------------------------
            First Quarter       $51.00  -   $65.94        $27.19   -   $32.50
            Second Quarter      $57.96  -   $68.95        $30.38   -   $46.00
            Third Quarter       $52.81  -   $70.00        $41.81   -   $53.63
            Fourth Quarter      $47.15  -   $58.85        $50.50   -   $69.44

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See pages 46 through 49 in Item 7.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index included on page 75 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows (see footnote explanations on the following page):

      Name and Age                          Position
      ------------                          --------
      Herbert M. Sandler, 70                Chairman of the Board and Chief
                                            Executive Officer

      Marion O. Sandler, 71                 Chairman of the Board and Chief
                                            Executive Officer

      James T. Judd, 63                     Senior Executive Vice President

      Russell W. Kettell, 58                President, Treasurer, and Chief
                                            Financial Officer/(a)/

      Michael Roster, 56                    Executive Vice President, General
                                            Counsel, and Secretary/(b)/

      Carl M. Andersen, 41                  Group Senior Vice President/(c)/

      William C. Nunan, 50                  Group Senior Vice President and
                                            Chief Accounting Officer/(d)/

      Maryellen Cattani Herringer, 58       Director

      Louis J. Galen, 76                    Director

      Antonia Hernandez, 54                 Director

      Patricia A. King, 59                  Director

      Bernard A. Osher, 74                  Director

      Kenneth T. Rosen, 53                  Director

      Leslie Tang Schilling, 47             Director

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

         For further information concerning the directors and executive officers of the Registrant, see pages 2 and 3 of the Registrant's Proxy Statement dated March 15, 2002, which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 15, 2002, on pages 4 through 6 and 8 through 10 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is set forth on pages 2, 3, 6 and 7 of Registrant's Proxy Statement dated March 15, 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Indebtedness of Management" on page 9 of the Registrant's Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Index to Financial Statements

        See Index included on page 75 and the financial statements, which begin on page F-1.

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

        3  (b) By-Laws, as amended in 1997.

        4 (a) The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

        10 (a) 1996 Stock Option Plan, as amended, is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on
               Schedule 14A, filed on March 15, 1996, for the Company's 1996 Annual Meeting of Stockholders.

        10 (b) Annual Incentive Bonus Plan is incorporated by reference to
               Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 14, 1997, for the Company's 1997 Annual Meeting of Stockholders.

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

        21 (a) Subsidiaries of the Registrant.

        23 (a) Independent Auditors' Consent.

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


                        GOLDEN WEST FINANCIAL CORPORATION


                         By:  /s/ Herbert M. Sandler
                              --------------------------------------------------
                              Herbert M. Sandler,
                              Chairman of the Board and Chief Executive Officer


                         By:  /s/ Marion O. Sandler
                              --------------------------------------------------
                              Marion O. Sandler,
                              Chairman of the Board and Chief Executive Officer


                         By:  /s/ Russell W. Kettell
                              --------------------------------------------------
                              Russell W. Kettell,
                              President and Chief Financial Officer


                         By:  /s/ William C. Nunan
                              --------------------------------------------------
                              William C. Nunan,
                              Chief Accounting Officer

Dated:  March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


 /s/ Maryellen Cattani Herringer  3/28/02    /s/ Bernard A. Osher       3/28/02
------------------------------------------  ------------------------------------
 Maryellen Cattani Herringer                 Bernard A. Osher
 Director                                    Director

 /s/ Louis J. Galen               3/28/02    /s/ Kenneth T. Rosen       3/28/02
------------------------------------------  ------------------------------------
 Louis J. Galen                              Kenneth T. Rosen
 Director                                    Director

 /s/ Antonia Hernandez            3/28/02    /s/ Herbert M. Sandler     3/28/02
------------------------------------------  ------------------------------------
 Antonia Hernandez                           Herbert M. Sandler
 Director                                    Director

 /s/ Patricia A. King             3/28/02    /s/ Marion O. Sandler      3/28/02
------------------------------------------  ------------------------------------
 Patricia A. King                            Marion O. Sandler
 Director                                    Director

                                             /s/ Leslie Tang Schilling  3/28/02
                                            ------------------------------------
                                             Leslie Tang Schilling
                                             Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report .........................................     F-1

Golden West Financial Corporation and Subsidiaries:
         Consolidated Statement of Financial Condition as of
              December 31, 2001, and 2000 ............................     F-2
         Consolidated Statement of Net Earnings for the years
              ended December 31, 2001, 2000, and 1999 ................     F-3
         Consolidated Statement of Stockholders' Equity for the
              years ended December 31, 2001, 2000, and 1999 ..........     F-4
         Consolidated Statement of Cash Flows for the years
              ended December 31, 2001, 2000, and 1999 ................     F-5, F-6
         Notes to Consolidated Financial Statements ..................     F-7

All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------

Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

         We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivatives, effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133.



/s/ Deloitte & Touche LLP
Oakland, California
January 17, 2002

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  ---------------------------------------------
                 (Dollars in thousands except per share figures)


                                     ASSETS
                                     ------

                                                                                       December 31
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------   ------------
Cash                                                                            $    339,059   $    350,430
Securities available for sale at fair value
  (cost of $260,200 and $10,784) (Note B)                                            622,670        392,841
Other investments at cost (fair value of $-0- and
  $368,317) (Note C)                                                                      -0-       368,555
Purchased mortgage-backed securities available for sale at
  fair value (cost of $231,613 and $69,159) (Notes D and K)                          233,403         69,960
Purchased mortgage-backed securities held to maturity at cost
  (fair value of  $282,366 and  $389,527) (Notes E, J and K)                         275,150        385,543
Mortgage-backed securities with recourse held to maturity at cost
  (fair value of $13,697,951 and  $18,005,387) (Notes E, J and K)                 13,569,619     18,124,987
Loans receivable less allowance for loan losses of
  $261,013 and $236,708 (Notes F and J)                                           41,065,375     33,762,643
Interest earned but uncollected (Note G)                                             255,600        276,306
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note J)                                   1,105,773      1,067,800
Foreclosed real estate                                                                11,101          8,261
Premises and equipment, net (Note H)                                                 328,579        307,652
Other assets (Note F)                                                                779,942        588,991
                                                                                ------------   ------------
                                                                                $ 58,586,271   $ 55,703,969
                                                                                ============   ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                                       December 31
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------   ------------
Deposits (Note I)                                                               $ 34,472,585   $ 30,047,919
Advances from Federal Home Loan Banks (Note J)                                    18,037,509     19,731,797
Securities sold under agreements to repurchase (Note K)                              223,523        857,274
Senior debt (Note L)                                                                 198,215            -0-
Subordinated notes (Note M)                                                          599,511        598,791
Taxes on income (Note N)                                                             457,964        432,207
Other liabilities                                                                    312,774        348,694
                                                                                ------------   ------------
                                                                                  54,302,081     52,016,682

Stockholders' equity (Notes A, O and Q): Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 155,531,777 and 158,410,137 shares                        15,553         15,841
  Additional paid-in capital                                                         173,500        151,458
  Retained earnings                                                                3,873,758      3,287,325
                                                                                ------------   ------------
                                                                                   4,062,811      3,454,624
  Accumulated other comprehensive income from unrealized gains
     on securities, net of income tax of $142,881 and $150,195                       221,379        232,663
                                                                                ------------   ------------
          Total Stockholders' Equity                                               4,284,190      3,687,287
                                                                                ------------   ------------
                                                                                $ 58,586,271   $ 55,703,969
                                                                                ============   ============

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF NET EARNINGS
                     --------------------------------------
                 (Dollars in thousands except per share figures)

                                                                                 Year Ended December 31
                                                                         ----------------------------------------
                                                                            2001            2000          1999
                                                                         -----------    -----------   -----------
Interest Income:
  Interest on loans                                                      $ 2,740,101    $ 2,469,556   $ 1,851,790
  Interest on mortgage-backed securities                                   1,276,648      1,072,559       769,314
  Interest and dividends on investments                                      192,863        254,425       204,741
                                                                         -----------    -----------   -----------
                                                                           4,209,612      3,796,540     2,825,845
Interest Expense:
  Interest on deposits (Note I)                                            1,522,328      1,494,447     1,250,364
  Interest on advances                                                       879,842        960,824       380,189
  Interest on repurchase agreements                                           42,113         86,549        61,565
  Interest on other borrowings                                               133,997        103,552       130,242
                                                                         -----------    -----------   -----------
                                                                           2,578,280      2,645,372     1,822,360
                                                                         -----------    -----------   -----------
    Net Interest Income                                                    1,631,332      1,151,168     1,003,485
Provision for (recovery of) loan losses                                       22,265          9,195        (2,089)
                                                                         -----------    -----------   -----------
    Net Interest Income after Provision for
      (Recovery of) Loan Losses                                            1,609,067      1,141,973     1,005,574
Noninterest Income:
  Fees                                                                       150,675         78,016        65,456
  Gain on the sale of securities, MBS, and loans                              42,513         10,515        22,764
  Change in fair value of derivatives                                         (9,738            -0-           -0-
  Other                                                                       53,289         72,289        55,082
                                                                         -----------    -----------   -----------
                                                                             236,739        160,820       143,302
Noninterest Expense:
  General and administrative:
    Personnel                                                                298,435        243,787       215,483
    Occupancy                                                                 80,908         72,355        67,015
    Deposit insurance                                                          5,712          5,699         5,358
    Advertising                                                               15,114          8,450        11,928
    Other                                                                    113,633         94,556        86,363
                                                                         -----------    -----------   -----------
                                                                             513,802        424,847       386,147

Earnings before Taxes on Income and
  Cumulative Effect of Accounting Change                                   1,332,004        877,946       762,729
Taxes on Income (Note N)                                                     513,181        332,155       282,750
                                                                         -----------    -----------   -----------
Earnings before Cumulative Effect of Accounting Change                       818,823        545,791       479,979
Cumulative Effect of Accounting Change, Net of Tax (Note A)                   (6,018             -0-           -0-
                                                                         -----------    -----------   -----------
Net Earnings                                                             $   812,805    $   545,791   $   479,979
                                                                         ===========    ===========   ===========

Basic Earnings Per Share before
  Cumulative Effect of Accounting Change                                 $      5.18    $      3.44   $      2.90
Cumulative Effect of Accounting Change, Net of Tax (Note A)                     (.04)           .00           .00
                                                                         -----------    -----------   -----------
Basic Earnings Per Share (Note P)                                        $      5.14    $      3.44   $      2.90
                                                                         ===========    ===========   ===========

Diluted Earnings Per Share before
  Cumulative Effect of Accounting Change                                 $      5.11    $      3.41   $      2.87
Cumulative Effect of Accounting Change, Net of Tax (Note A)                     (.04)           .00           .00
                                                                         -----------    -----------   -----------
Diluted Earnings Per Share (Note P)                                      $      5.07    $      3.41   $      2.87
                                                                         ===========    ===========   ===========

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                 (Dollars in thousands except per share figures)

                                                                          Accumulated
                                                 Additional                  Other          Total
                                        Common     Paid-in    Retained   Comprehensive  Stockholders'  Comprehensive
                                        Stock      Capital    Earnings       Income         Equity         Income
                                       --------  ----------  ----------  -------------  -------------  -------------
Balance at January 1, 1999             $  5,686  $  122,159  $2,781,925    $   214,548    $ 3,124,318
  Net earnings                              -0-         -0-     479,979            -0-        479,979     $  479,979
  Change in unrealized gains on
    securities available for sale           -0-         -0-         -0-        (55,981)       (55,981)       (55,981)
  Reclassification adjustment for
    gains included in income                -0-         -0-         -0-           (750)          (750)          (750)
                                                                                                          ----------
  Comprehensive income                                                                                    $  423,248
                                                                                                          ==========
Common stock issued upon exercise
  of stock options, including tax
  benefits - 1,508,461 shares                78      24,172         -0-            -0-         24,250
Purchase and retirement of 10,734,000
  shares of Company stock (Note O)         (404)        -0-    (344,655)           -0-       (345,059)
Common stock split effected by
  means of a 200% stock dividend
  (Note O)                               10,776     (10,776)        -0-            -0-            -0-
Cash dividends on common stock
  ($.193 per share)                         -0-         -0-     (31,903            -0-        (31,903)
                                       --------  ----------  ----------    -----------    -----------
Balance at December 31, 1999             16,136     135,555   2,885,346        157,817      3,194,854
  Net earnings                              -0-         -0-     545,791            -0-        545,791     $  545,791
  Change in unrealized gains on
    securities available for sale           -0-         -0-         -0-         74,849         74,849         74,849
  Reclassification adjustment for
    gains included in income                -0-         -0-         -0-             (3)            (3)            (3)
                                                                                                          ----------
  Comprehensive income                                                                                    $  620,637
                                                                                                          ==========
Common stock issued upon exercise
  of stock options, including tax
  benefits - 725,004 shares                  72      15,903         -0-            -0-         15,975
Purchase and retirement of 3,673,300
  shares of Company stock (Note O)         (367)        -0-    (108,930)           -0-       (109,297)
Cash dividends on common stock
  ($.22 per share)                          -0-         -0-     (34,882)           -0-        (34,882)
                                       --------  ----------  ----------    -----------    -----------
Balance at December 31, 2000             15,841     151,458   3,287,325        232,663      3,687,287
  Net earnings                              -0-         -0-     812,805            -0-        812,805     $  812,805
  Change in unrealized gains on
    securities available for sale           -0-         -0-         -0-        (11,246)       (11,246)       (11,246)
  Reclassification adjustment for
    gains included in income                -0-         -0-         -0-            (38)           (38)           (38)
                                                                                                          ----------
  Comprehensive income                                                                                    $  801,521
                                                                                                          ==========
Common stock issued upon exercise
  of stock options, including tax
   benefits - 797,090 shares                 80      22,042         -0-            -0-         22,122
Purchase and retirement of 3,675,450
  shares of Company stock (Note O)         (368)        -0-    (185,276)           -0-       (185,644)
Cash dividends on common stock
  ($.26 per share)                          -0-         -0-     (41,096)           -0-        (41,096)
                                       --------  ----------  ----------    -----------    -----------
Balance at December 31, 2001           $ 15,553  $  173,500  $3,873,758    $   221,379    $ 4,284,190
                                       ========  ==========  ==========    ===========    ===========

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in thousands)

                                                                               Year Ended December 31
                                                                   --------------------------------------------
                                                                       2001             2000           1999
                                                                   ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net earnings                                                     $    812,805    $    545,791    $    479,979
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for (recovery of) loan losses                              22,265           9,195          (2,089)
    Amortization of net loan (fees), costs, and (discounts)              23,288           7,877         (14,100)
    Depreciation and amortization                                        33,538          30,242          28,215
    Loans originated for sale                                        (2,327,382)       (240,684)       (793,443)
    Sales of loans                                                    2,919,066         349,809       1,196,403
    Decrease (increase) in interest earned but uncollected               14,257         (93,118)         33,977
    Federal Home Loan Bank stock dividends                              (55,301)        (58,333)        (36,383)
    (Increase) in other assets                                         (193,224)       (155,637)        (76,669)
    Increase (decrease) in other liabilities                            (31,806)        160,653        (296,685)
    Increase (decrease) in taxes on income                               33,071         109,742          (8,967)
    Other, net                                                           15,798         (16,268)            717
                                                                   ------------    ------------    ------------
      Net cash provided by operating activities                       1,266,375         649,269         510,955

Cash Flows from Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                      (18,435,855)    (19,542,003)    (11,878,768)
    Real estate loans purchased                                             -0-            (195)         (1,375)
    Other, net                                                         (428,778)       (276,993)       (100,285)
                                                                   ------------    ------------    ------------
                                                                    (18,864,633)    (19,819,191)    (11,980,428)

  Real estate loan principal payments:

    Monthly payments                                                    601,623         537,989         580,428
    Payoffs, net of foreclosures                                      8,582,589       3,926,007       4,366,672
                                                                   ------------    ------------    ------------
                                                                      9,184,212       4,463,996       4,947,100
  Purchases of mortgage-backed securities available for sale           (199,314)         (4,356)            -0-
  Sales of mortgage-backed securities available for sale                  4,642             -0-             -0-
  Repayments of mortgage-backed securities                            6,386,071       2,457,365       2,759,224
  Proceeds from sales of real estate                                     35,166          43,537         109,165
  Decrease (increase) in securities available for sale                 (243,761)         52,521         (31,970)
  Decrease (increase) in other investments                              368,555          98,601         (44,771)
  Purchases of Federal Home Loan Bank stock                             (88,030)       (512,979)            -0-
  Redemptions of Federal Home Loan Bank stock                           111,807          36,688         275,673
  Additions to premises and equipment                                   (54,884)        (62,344)        (38,063)
                                                                   ------------    ------------    ------------
    Net cash used in investing activities                            (3,360,169)    (13,246,162)     (4,004,070)

                 See notes to consolidated financial statements.

                                                                              Year Ended December 31
                                                                   --------------------------------------------
                                                                       2001            2000           1999
                                                                   ------------    ------------    ------------
Cash Flows from Financing Activities:
    Net increase in deposits                                       $  4,424,666    $  2,333,009    $  1,495,815
    Additions to Federal Home Loan Bank advances                      2,945,500      13,664,250       4,332,230
    Repayments of Federal Home Loan Bank advances                    (4,639,788)     (2,847,672)     (1,580,482)
    Proceeds from agreements to repurchase securities                 5,410,609       7,809,989       7,826,377
    Repayments of agreements to repurchase securities                (6,044,360)     (7,997,891)     (8,033,670)
    Proceeds from senior debt                                           198,060             -0-             -0-
    Repayments of subordinated notes                                        -0-        (215,000)       (100,000)
    Dividends on common stock                                           (41,096)        (34,882)        (31,903)
    Exercise of stock options                                            14,476          11,024          12,725
    Purchase and retirement of Company stock                           (185,644)       (109,297)       (345,059)
                                                                   ------------    ------------    ------------
      Net cash provided by financing activities                       2,082,423      12,613,530       3,576,033
                                                                   ------------    ------------    ------------
Net Increase (Decrease) in Cash                                         (11,371)         16,637          82,918
Cash at beginning of period                                             350,430         333,793         250,875
                                                                   ------------    ------------    ------------
Cash at end of period                                              $    339,059    $    350,430    $    333,793
                                                                   ============    ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                       $  2,671,740    $  2,543,728    $  1,814,859
    Income taxes                                                        469,970         218,385         280,536
  Cash received for interest and dividends                            4,230,318       3,695,585       2,859,822
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate                  465,060          28,930         522,047
    Loans transferred to foreclosed real estate                          34,792          35,948          65,392
    Loans securitized into mortgage-backed securities with
       recourse held to maturity                                      2,995,949       9,482,904       4,773,615
    Loans securitized into mortgage-backed securities with
       recourse, recorded as loans receivable per SFAS 140            6,011,873             -0-             -0-

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). Intercompany accounts and transactions have been eliminated. World Savings Bank, FSB (WSB), is a federally chartered savings bank and the Company's principal operating subsidiary with $58.4 billion in assets at December 31, 2001. WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank regulated by the OTS. WTX had $7.7 billion of assets at December 31, 2001. Certain reclassifications have been made to prior year financial statements to conform to current presentation.

Nature of Operations
--------------------

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 265 savings branches in nine states and 330 loan offices in 38 states, of which 133 loan offices are located in savings branches. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----

     For the purpose of presentation in the Consolidated Statement of Cash Flows, cash is defined as cash held in office and amounts due from banks.

Securities Available for Sale and Other Investments
---------------------------------------------------

         The Company classifies its investment securities as either held to maturity or available for sale. The Company has no trading securities. Securities held to maturity are recorded at cost with any discount or premium amortized using the interest method. Securities held to maturity are recorded at cost because the Company has the ability and intent to hold these securities to maturity. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. The Company had Other Investments at December 31, 2000, consisting of overnight investments such as Eurodollar time deposits and federal funds, and longer-term investments such collateralized mortgage obligations. These Other Investments were recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The Company had no Other Investments outstanding at December 31, 2001.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                     (Dollars in thousands except per share)


Mortgage-Backed Securities
--------------------------

         The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. The Company has securitized certain loans from its held for investment loan portfolio into MBS with recourse and into Real Estate Mortgage Investment Conduits (REMICs) which are held to maturity and available to be used as collateral for borrowings. The REMICs and loan securitizations are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests on REMICs. The REMIC securities are recorded at cost and are evaluated with the other held-to-maturity MBS for impairment based upon the characteristics of the underlying loans.

Securitized Loans
-----------------

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), securities resulting from real estate loan securitizations formed after March 31, 2001 are included in Loans Receivable, and are not considered investments subject to Statement of Financial Accounting Standards Statement No. 115 classification.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

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

Allowance for Loan Losses
-------------------------

         The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating loan losses that is based on both historical experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. Based on these historical analyses, management is then able to estimate a range of general loss allowances by type of loan and risk category to cover losses inherent in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reconsidered quarterly.

Mortgage Servicing Rights
-------------------------

         Capitalized Mortgage Servicing Rights (CMSRs) are periodically reviewed for impairment based on fair value. The fair value of the CMSRs, for the purposes of impairment measurement, is determined by using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates. At December 31, 2001 and 2000, there was no impairment. The balance of CMSRs is included in "Other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fees" in the Consolidated Statement of Net Earnings.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

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

         In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), beginning January 1, 2001, the Company recognized the fair value of its interest rate swap agreements as assets or liabilities on the Consolidated Statement of Financial Condition. Because the Company has decided not to utilize permitted hedge accounting for its existing swap positions, the changes in fair value of these instruments are reflected in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives".

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

Regulatory Capital Requirements
-------------------------------

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for federally insured financial institutions, such as WSB and WTX. Under FIRREA, thrifts and savings banks must have tangible capital equal to at least 1.5% of adjusted total assets, have core capital equal to at least 4% of adjusted total assets, and have risk-based capital equal to at least 8% of risk-weighted assets.

         The OTS and other bank regulatory agencies have adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

         As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2001, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


         At December 31, 2001 and 2000, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                                              December 31, 2000
                                 ----------------------------------------------------------------------------
                                                                                          WELL-CAPITALIZED
                                                              MINIMUM CAPITAL                 CAPITAL
                                       ACTUAL                   REQUIREMENTS                REQUIREMENTS
                                 --------------------       ---------------------       ---------------------
                                   Capital     Ratio          Capital      Ratio          Capital      Ratio
                                 -----------  -------       -----------   -------       -----------   -------
WSB
---
Tangible                        $ 4,480,834     7.71 %      $  871,198     1.50 %             ---        ---
Tier 1 (core or leverage)         4,480,834     7.71         2,323,194     4.00        $ 2,903,992      5.00 %
Tier 1 risk-based                 4,480,834    13.20               ---      ---          2,037,158      6.00
Total risk-based                  4,836,208    14.24         2,716,210     8.00          3,395,263     10.00

WTX
---
Tangible                        $   401,886     5.23 %      $  115,211     1.50 %              ---       ---
Tier 1 (core or leverage)           401,886     5.23           307,229     4.00        $   384,036      5.00 %
Tier 1 risk-based                   401,886    25.04               ---      ---             96,289      6.00
Total risk-based                    402,025    25.05           128,385     8.00            160,481     10.00

                                                              December 31, 2000
                                 ----------------------------------------------------------------------------
                                                                                          WELL-CAPITALIZED
                                                              MINIMUM CAPITAL                 CAPITAL
                                       ACTUAL                   REQUIREMENTS                REQUIREMENTS
                                 --------------------       ---------------------       ---------------------
                                   Capital     Ratio          Capital      Ratio          Capital      Ratio
                                 -----------  -------       -----------   -------       -----------   -------
WSB
---
Tangible                         $3,653,377      6.60%       $  830,326     1.50%               ---      ---
Tier 1 (core or leverage)         3,653,377      6.60         2,214,203     4.00         $2,767,753     5.00%
Tier 1 risk-based                 3,653,377     11.41               ---     ---           1,921,670     6.00
Total risk-based                  3,982,988     12.44         2,562,226     8.00          3,202,783    10.00

WTX
---
Tangible                         $  288,409      5.34%       $   80,982     1.50%               ---      ---
Tier 1 (core or leverage)           288,409      5.34           215,951     4.00         $  269,939     5.00%
Tier 1 risk-based                   288,409     26.69               ---     ---              64,824     6.00
Total risk-based                    288,410     26.69            86,432     8.00            108,039    10.00

Retained Earnings
-----------------

         Because they are subsidiaries of a savings and loan holding company, WSB and WTX must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB or WTX to no longer be adequately capitalized, require specific OTS approval.

         At December 31, 2001, $2.3 billion of WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WSB and WTX.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


New Accounting Pronouncements
-----------------------------

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2001, the changes in fair value of these instruments are reflected in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives".

         In September 2000, the FASB issued SFAS 140. This statement replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. In its REMIC securitizations, the Company does not have any effective "retained interests" requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as loans receivable.

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this Statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE B - Securities Available for Sale

         The following is a summary of securities available for sale:

                                                                          December 31, 2001
                                                       ---------------------------------------------------------
                                                        Amortized       Unrealized      Unrealized       Fair
                                                          Cost            Gains           Losses        Value
                                                       ------------   ------------   ------------  -------------
U.S. Treasury and government agency obligations          $   4,518      $     481       $   -0-       $   4,999
Collateralized mortgage obligations                            755           -0-              29            726
Equity securities                                            5,530        362,018           -0-         367,548
Federal funds                                               49,397           -0-            -0-          49,397
Eurodollar time deposits                                   200,000           -0-            -0-         200,000
                                                       ------------   ------------   ------------  -------------
                                                         $ 260,200      $ 362,499       $     29      $ 622,670
                                                       ============   ============   ============  =============

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
                                                       ============   ============   ============  =============

         The weighted average portfolio yields on securities available for sale were 2.86% and 38.31% (based on cost) at December 31, 2001 and 2000, respectively. Principal proceeds from the sales of securities from the securities available for sale portfolio were $-0- (2001), $14 (2000), and $1,269
(1999) and resulted in realized gains of $-0- (2001), $4 (2000), and $1,250
(1999) and realized losses of $-0- (2001), $-0- (2000), and $-0- (1999).

         At December 31, 2001, the securities available for sale had maturities as follows:

                                               Amortized          Fair
          Maturity                               Cost             Value
          --------------------------------    ------------     ------------
          No maturity                           $  10,048        $ 372,547
          2002                                    249,397          249,397
          2003 through 2006                          -0-              -0-
          2007 through 2011                           600              580
          2012 and thereafter                         155              146
                                              ------------     ------------
                                                $ 260,200        $ 622,670
                                              ============     ============

NOTE C - Other Investments

         At December 31, 2001, the Company had no other investments outstanding.

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
                                                       ============   ============   ============  =============

         The weighted average portfolio yield on other investments was 6.21% at December 31, 2000. There were no sales of other investments during 2001, 2000, or 1999.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  D - Purchased Mortgage-Backed Securities Available for Sale

         Purchased mortgage-backed securities available for sale are summarized as follows:

                                                   December 31, 2001
                              -------------------------------------------------------------
                               Amortized       Unrealized      Unrealized        Fair
                                  Cost           Gains           Losses          Value
                              -------------   -------------   -------------  --------------
         FNMA                   $   96,700       $     472        $    105      $   97,067
         FHLMC                     123,362             927              18         124,271
         GNMA                       11,551             517               3          12,065
                              -------------   -------------   -------------  --------------
                                $  231,613       $   1,916        $    126      $  233,403
                              =============   =============   =============  ==============

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
                              =============   =============   =============  ==============

         The weighted average portfolio yields on mortgage-backed securities available for sale were 7.11% and 8.98% at December 31, 2001, and 2000, respectively. In 2001, the Company sold $4.6 million of mortgage-backed securities available for sale and realized a gain of $13 thousand. There were no sales of securities from the mortgage-backed securities available for sale portfolio in 2000 or 1999.

         At December 31, 2001, purchased mortgage-backed securities available for sale had contractual maturities as follows:

                                       Amortized           Fair
         Maturity                        Cost              Value
         ------------------------   --------------    --------------
         2002 through 2006             $      265        $      271
         2007 through 2011                  2,257             2,418
         2012 and thereafter              229,091           230,714
                                    --------------    --------------
                                       $  231,613        $  233,403
                                    ==============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  E - Mortgage-Backed Securities Held to Maturity

         Mortgage-backed securities held to maturity are summarized as follows:

                                                                      December 31, 2001
                                                 -------------------------------------------------------------
                                                   Amortized      Unrealized      Unrealized         Fair
                                                     Cost           Gains           Losses          Value
                                                 --------------  -------------   -------------   -------------
       Purchased MBS held to maturity
       ----------------------------------------
       FNMA                                          $ 242,739      $   4,887        $    -0-       $ 247,626
       FHLMC                                            15,845          1,256             -0-          17,101
       GNMA                                             16,566          1,073             -0-          17,639
                                                 --------------  -------------   -------------   -------------
         Subtotal                                      275,150          7,216             -0-         282,366

       MBS with recourse held to maturity
       ----------------------------------------
       FNMA                                          4,732,779         53,018          31,495       4,754,302
       REMICs                                        8,836,840        106,809             -0-       8,943,649
                                                 --------------  -------------   -------------   -------------
         Subtotal                                   13,569,619        159,827          31,495      13,697,951
                                                 --------------  -------------   -------------   -------------
         Total                                    $ 13,844,769     $  167,043       $  31,495    $ 13,980,317
                                                 ==============  =============   =============   =============

                                                                      December 31, 2000
                                                 -------------------------------------------------------------
                                                   Amortized      Unrealized      Unrealized         Fair
                                                     Cost           Gains           Losses          Value
                                                 --------------  -------------   -------------   -------------
       Purchased MBS held to maturity
       ----------------------------------------
       FNMA                                          $ 342,339      $   3,291       $   1,638       $ 343,992
       FHLMC                                            21,397          1,543             -0-          22,940
       GNMA                                             21,807            788             -0-          22,595
                                                 --------------  -------------   -------------   -------------
         Subtotal                                      385,543          5,622           1,638         389,527

       MBS with recourse held to maturity
       ----------------------------------------
       FNMA                                          7,758,409         12,574          92,654       7,678,329
       REMICs                                       10,366,578         11,348          50,868      10,327,058
                                                 --------------  -------------   -------------   -------------
         Subtotal                                   18,124,987         23,922         143,522      18,005,387
                                                 --------------  -------------   -------------   -------------
         Total                                    $ 18,510,530      $  29,544       $ 145,160    $ 18,394,914
                                                 ==============  =============   =============   =============

         The weighted average portfolio yields on mortgage-backed securities held to maturity were 6.34% and 7.97% at December 31, 2001 and 2000, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2001, 2000, or 1999.

         At December 31, 2001, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                  Amortized          Fair
         Maturity                                   Cost             Value
         ------------------------------------   --------------   --------------
         2002 through 2006                           $     11         $     12
         2007 through 2011                                143              152
         2012 and thereafter                       13,844,615       13,980,628
                                                --------------   --------------
                                                  $13,844,769      $13,980,792
                                                ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE F - Loans Receivable

                                                                          December 31
                                                                 -------------------------------
                                                                     2001             2000
                                                                 --------------  ---------------
         Loans collateralized primarily by first deeds of trust:
           One- to four-family dwelling units                     $ 38,326,759      $31,353,927
           Over four-family dwelling units                           2,766,888        2,444,832
           Commercial property                                          29,117           39,810
           Land                                                            199              347
                                                                 --------------  ---------------
                                                                    41,122,963       33,838,916
         Loans on savings accounts                                      16,672           21,429
                                                                 --------------  ---------------
                                                                    41,139,635       33,860,345
         Less:
           Undisbursed loan funds                                        7,171            6,703
           Unearned fees, (deferred costs), and discounts             (193,924)        (145,709)
           Allowance for loan losses                                   261,013          236,708
                                                                 --------------  ---------------
                                                                  $ 41,065,375      $33,762,643
                                                                 ==============  ===============

         As of December 31, 2001 and 2000, the Company had $670 million and $550 million, respectively, of second mortgages outstanding. The balance of the second mortgages is included in the table above in the one- to four-family dwelling units.

         In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2001 and 2000, the amount of loans sold with servicing retained by the Company was $4,832,884 and $2,899,079, respectively. At December 31, 2001 and 2000, the balance outstanding of loans sold with recourse amounted to $2,797,634 and $1,915,672, respectively.

         At December 31, 2001 and 2000, the Company had $429 million and $128 million, respectively, in loans held for sale, all of which are carried at the lower of cost or market. At December 31, 2001, the Company had $5 billion of loans that were securitized after March 31, 2001 that are securities classified as loans receivable in accordance with SFAS 140.

         Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following is a summary of capitalized mortgage servicing rights:

                                                                            Year Ended December 31
                                                                          ---------------------------
                                                                              2001           2000
                                                                           -----------    -----------
         Balance at January 1                                                $ 28,355     $   37,295
         New capitalized mortgage servicing rights from loan sales             41,587          3,404
         Amortization of capitalized mortgage servicing rights                (13,886)       (12,344)
                                                                           -----------    -----------
         Balance at December 31                                              $ 56,056     $   28,355
                                                                           ===========    ===========

         A summary of the changes in the allowance for loan losses is as follows:

                                                                             Year Ended December 31
                                                                    -------------------------------------------
                                                                       2001            2000            1999
                                                                    ------------   ------------   -------------
         Balance at January 1                                         $ 236,708      $ 232,134       $ 244,466
         Provision for (recovery of) loan losses
             charged to expense                                          22,265          9,195          (2,089)
         Less loans charged off                                          (2,425)          (623)            -0-
         Recoveries                                                         351            472           1,800
         Net transfer of allowance (to) from recourse liability           4,114         (4,470)        (12,043)
                                                                    ------------   ------------   -------------
         Balance at December 31                                       $ 261,013      $ 236,708       $ 232,134
                                                                    ============   ============   =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


         The following is a summary of impaired loans:

                                                           December 31
                                                     ---------------------------
                                                         2001            2000
                                                     -----------    ------------
         Nonperforming loans                          $ 382,510       $ 231,155
         Troubled debt restructured                       1,505           1,933
         Other impaired loans                            11,225          22,974
                                                     -----------    ------------
                                                      $ 395,240       $ 256,062
                                                     ===========    ============

         The portion of the allowance for loan losses that was specifically provided for impaired loans was $2,712 and $4,036 at December 31, 2001 and 2000, respectively. The average recorded investment in total impaired loans was $322,844 and $264,895 during 2001 and 2000, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2001, 2000, and 1999 on the total of impaired loans at each yearend was $17,056 (2001), $11,187 (2000), and $13,912 (1999).

NOTE G - Interest Earned But Uncollected

                                                            December 31
                                                     ---------------------------
                                                         2001             2000
                                                     -----------     -----------
         Loans receivable                              $154,209        $130,793
         Mortgage-backed securities                      91,228         127,944
         Interest rate swaps                              2,377           3,210
         Other                                            7,786          14,359
                                                     -----------     -----------
                                                       $255,600        $276,306
                                                     ===========     ===========


NOTE H - Premises and Equipment

                                                            December 31
                                                     ---------------------------
                                                         2001             2000
                                                     -----------     -----------
         Land                                         $  79,660        $ 75,420
         Building and leasehold improvements            241,522         221,406
         Furniture, fixtures, and equipment             242,024         216,431
                                                     -----------     -----------
                                                        563,206         513,257
         Accumulated depreciation and amortization      234,627         205,605
                                                     -----------     -----------
                                                      $ 328,579        $307,652
                                                     ===========     ===========

         Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

         The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2001, and which expire between 2002 and 2064, amounted to approximately $182,524. The approximate minimum payments during the five years ending 2006 are $23,817 (2002), $22,203 (2003), $19,111
(2004), $16,832 (2005), $14,486 (2006) and $86,075 thereafter. Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $26,381 (2001), $24,016 (2000), and $22,233 (1999).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE  I - Deposits

                                                                             December 31
                                                       --------------------------------------------------------
                                                                  2001                         2000
                                                       ---------------------------  ---------------------------
                                                         Rate*          Amount         Rate*         Amount
                                                        --------    --------------   ---------   --------------
         Deposits by rate:
           Interest-bearing checking accounts              1.33%      $   155,799        2.91%     $    74,598
           Interest-bearing checking accounts swept
              into money market deposit accounts           2.06         4,613,087        3.33        3,059,928
           Passbook accounts                               0.87           459,953        1.53          451,228
           Money market deposit accounts                   2.82         8,569,759        4.21        3,534,786
           Term certificate accounts with original
             maturities of:
             4 weeks to 1 year                             3.37        10,852,181        6.19       12,325,768
             1 to 2 years                                  4.39         6,415,700        6.06        7,275,219
             2 to 3 years                                  5.11         1,619,868        5.76        1,367,147
             3 to 4 years                                  5.23           737,981        5.80          453,974
             4 years and over                              5.59           799,025        5.99          675,120
           Retail jumbo CDs                                4.47           249,088        5.82          644,962
           Wholesale CDs                                   0.00               -0-        6.61          185,000
           All other                                       6.94               144        6.88              189
                                                                      -----------                  -----------
                                                                      $34,472,585                  $30,047,919
                                                                      ===========                  ===========

         * Weighted average interest rate including the impact of interest rate swaps.

                                                                    December 31
                                                 ---------------------------------------------------
                                                           2001                      2000
                                                  -----------------------   ------------------------
                                                  Rate*         Amount       Rate*         Amount
                                                  ------    -------------   --------   -------------
         Deposits by remaining maturity
           at yearend:
             No contractual maturity               2.49%    $ 13,798,598       3.65%   $  7,120,540
             Maturity within one year              3.87       17,893,723       6.10      20,723,095
             After one but within two years        4.47        1,759,044       6.04       1,478,292
             After two but within three years      4.62          475,167       6.15         365,124
             After three but within four years     6.58          282,114       5.40          68,960
             After four but within five years      4.81          245,504       6.67         260,181
             Over five years                       5.69           18,435       5.40          31,727
                                                            -------------              -------------
                                                            $ 34,472,585               $ 30,047,919
                                                            =============              =============

         * Weighted average interest rate including the impact of interest rate swaps.

         At December 31, the weighted average cost of deposits was 3.39% (2001) and 5.52% (2000).

         Interest expense on deposits is summarized as follows:

                                                                        Year Ended December 31
                                                             ---------------------------------------------
                                                                  2001            2000             1999
                                                             ------------   -------------    -------------
         Interest-bearing checking accounts                  $     3,132      $    2,946       $    2,433
         Interest-bearing checking accounts swept
              into money market deposit accounts                 111,748         109,492          108,577
         Passbook accounts                                         5,917           8,837           11,761
         Money market deposit accounts                           187,867         201,265          267,775
         Term certificate accounts                             1,213,664       1,171,907          859,818
                                                             ------------   -------------    -------------
                                                             $ 1,522,328      $1,494,447       $1,250,364
                                                             ============   =============    =============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  J - Advances from Federal Home Loan Banks

         Advances are secured by pledges of certain loans, securitized loans, MBS-REMIC principal, capital stock of the Federal Home Loan Banks, and other MBS. These borrowings have maturities and interest rates as follows:

                            December 31, 2001
         ------------------------------------------------------

                                                     Stated
         Maturity                     Amount          Rate
         -------------------        ------------     ------
         2002                       $  5,461,178       2.16%
         2003                          6,829,909       2.69
         2004                          1,038,304       2.29
         2005                          2,532,043       2.98
         2006                          1,928,818       2.21
         2007 and thereafter             247,257       6.45
                                    ------------
                                    $ 18,037,509
                                    ============

                            December 31, 2000
         ------------------------------------------------------

                                                     Stated
         Maturity                     Amount          Rate
         -------------------        ------------     ------
         2001                        $ 4,632,945       6.63%
         2002                          5,046,172       6.71
         2003                          6,816,453       6.63
         2004                          1,026,246       6.70
         2005                          1,521,235       6.54
         2006 and thereafter             688,746       6.74
                                    ------------
                                    $ 19,731,797
                                    ============

         At December 31, the weighted average adjusted interest rate was 2.55%
(2001) and 6.65% (2000). These borrowings averaged $18,674,849 (2001) and
$14,761,217 (2000) and the maximum outstanding at any monthend was $19,633,825
(2001) and $19,731,797 (2000). Of the advances outstanding at December 31, 2001, $17.2 billion were tied to a LIBOR index and were scheduled to reprice within 90 days.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  K - Securities Sold Under Agreements to Repurchase

         Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a market value of $224,546 and $948,664 at December 31, 2001 and 2000, respectively.

                           December 31, 2001
         ------------------------------------------------------

                                                     Stated
         Maturity                      Amount         Rate
         ------------------------   -------------   ---------
         2002                          $ 223,523        1.96 %
                                    =============


                           December 31, 2000
         ------------------------------------------------------

                                                     Stated
         Maturity                      Amount         Rate
         ------------------------   -------------   ---------
         2001                          $ 657,274        6.52 %
         2002                            200,000        6.71
                                    -------------
                                       $ 857,274
                                    =============



         At December 31, these liabilities had a weighted average adjusted interest rate of 1.96% (2001) and 6.56% (2000). These borrowings averaged $641,651 (2001) and $966,255 (2000) and the weighted average interest rate on these averages was 4.83% for 2001 and 5.99% for 2000. The maximum outstanding at any monthend was $1,156,079 (2001) and $1,160,536 (2000). At the end of 2001 and
2000, all of the agreements to repurchase with brokers/dealers were to reacquire the same securities.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  L - Senior Debt

                                                            December 31
                                                    ----------------------------
                                                       2001             2000
                                                    -----------      -----------
     Golden West Financial Corporation
     senior debt, unsecured, due 2006
     at coupon rate of 5.50%
     net of unamortized discount of $1,785 (2001)     $198,215          $   -0-
                                                    ===========      ===========

     At December 31, 2001, the senior debt had a weighted average interest rate of 5.75%.

NOTE  M - Subordinated Notes

                                                            December 31
                                                    ----------------------------
                                                       2001             2000
                                                    -----------      -----------
     Golden West Financial Corporation
     subordinated notes, unsecured, due from
     2002 to 2003, at coupon rates of 6.00%
     to 8.375%, net of unamortized discount
     of $489 (2001) and $1,209 (2000)                 $599,511         $598,791
                                                    ===========      ===========

     At December 31, subordinated notes had a weighted average interest rate of 7.16% (2001) and 7.17% (2000). At December 31, 2001, subordinated notes had maturities and interest rates as follows:

                                              Stated

     Maturity                                  Rate           Amount
     ------------------------------------    ----------    --------------
     2002                                         7.69 %      $  399,823
     2003                                         6.10           199,688
                                                           --------------
                                                              $  599,511
                                                           ==============

NOTE  N - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.

                                              Year Ended December 31
                                    --------------------------------------------
                                       2001            2000            1999
                                    -----------     ------------    ------------
     Federal income tax:
       Current                       $ 454,381        $ 218,874       $ 228,292
       Deferred                        (21,791)          65,261          19,153
     State tax:
       Current                          81,235           34,449          30,689
       Deferred                           (644)          13,571           4,616
                                    -----------     ------------    ------------
                                     $ 513,181        $ 332,155       $ 282,750
                                    ===========     ============    ============


     The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are as follows:

                                                 December 31
                                          ---------------------------
                                            2001            2000
                                          -----------    ------------
     Federal income tax                    $ 267,099       $ 294,748
     State tax                                70,490          72,105

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)



         The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                    December 31
                                                             ----------------------------
                                                                2001            2000
                                                             ------------    ------------
         Deferred tax liabilities:
           Loan fees and interest income                       $ 208,559       $ 186,900
           Unrealized gains on debt and equity securities        142,881         150,176
           FHLB stock dividends                                  142,255         120,550
           Depreciation                                           17,402          17,187
           Bad debt reserve                                       14,039          17,084
           Other deferred tax liabilities                             41              28
                                                             -----------     -----------

         Gross deferred tax liabilities                          525,177         491,925

         Deferred tax assets:
           Provision for losses on loans                         106,413          98,068
           State taxes                                            30,333          14,946
           Other deferred tax assets                              50,842          12,058
                                                             -----------     -----------

         Gross deferred tax assets                               187,588         125,072
                                                             -----------     -----------

         Net deferred tax liability                            $ 337,589       $ 366,853
                                                             ===========     ===========


         A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate follows:

                                                           Year Ended December 31
                              ----------------------------------------------------------------------------------
                                       2001                         2000                         1999
                              -------------------------   --------------------------   -------------------------
                                             Percent                      Percent                      Percent
                                                of                           of                           of
                                              Pretax                       Pretax                       Pretax
                               Amount         Income          Amount       Income          Amount       Income
                              -----------   -----------    -----------   -----------    -----------   ----------
Computed standard
  corporate tax expense       $  466,201          35.0%    $ 307,281          35.0%     $ 266,955          35.0%
Increases (reductions) in
  taxes resulting from:
  State tax, net of federal
    income tax benefit            55,915           4.2        36,579           4.2         33,877           4.5
  Net financial income, not
    subject to income tax,
    primarily related to
    acquisitions                  (8,105)          (.6)       (9,309)         (1.1)        (8,953)         (1.2)
  Other                             (830)          (.1)       (2,396)          (.3)        (9,129)         (1.2)
                              ----------   -----------    ----------    ----------     ----------    ----------
                              $  513,181          38.5%    $ 332,155          37.8%     $ 282,750          37.1%
                              ==========   ===========    ==========    ==========     ==========    ==========


         In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2001 and 2000, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2001 and 2000, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE  O - Stockholders' Equity

         The Company's Board of Directors, through five separate actions beginning in 1993, authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2001, 46,572,598 of such shares had been repurchased and retired at a cost of $1.1 billion since October 28, 1993. During 2001, 3,675,450 of the shares were purchased and retired at a cost of $186 million.

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

NOTE  P - Earnings Per Share

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

         The following is a summary of the calculation of basic and diluted EPS:

                                                                       Year Ended December 31
                                                            ---------------------------------------------
                                                                2001              2000            1999
                                                            ------------     -------------   ------------
 Earnings before cumulative effect of accounting change     $    818,823     $    545,791    $    479,979
 Cumulative effect of accounting change, net of tax               (6,018)              -0-             -0-
                                                            ------------     ------------    ------------
 Net earnings                                               $    812,805     $    545,791    $    479,979
                                                            ============     ============    ============

 Weighted average shares                                     158,262,474      158,559,273     165,767,526
 Dilutive effect of outstanding common stock equivalents       2,096,011        1,718,724       1,183,940
                                                            ------------     ------------    ------------
 Diluted average shares outstanding                          160,358,485      160,277,997     166,951,466
                                                            ============     ============    ============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before
   cumulative effect of accounting change                   $       5.18     $       3.44    $       2.90
 Cumulative effect of accounting change, net of tax                 (.04)             .00             .00
                                                            ------------     ------------    ------------
 Basic earnings per share                                   $       5.14     $       3.44    $       2.90
                                                            ============     ============    ============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before
   cumulative effect of accounting change                   $       5.11     $       3.41    $       2.87
 Cumulative effect of accounting change, net of tax                 (.04)             .00             .00
                                                            ------------     ------------    ------------
 Diluted earnings per share                                 $       5.07     $       3.41    $       2.87
                                                            ============     ============    ============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE  Q - Stock Options

         The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 21 million shares of the Company's common stock.

         The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available to be granted under options amounted to 3,088,500 (2001), 4,002,650 (2000), and 5,348,250 (1999).
Outstanding options at December 31, 2001, were held by 544 employees and had expiration dates ranging from February 24, 2002, to December 3, 2011.

The following table sets forth the range of exercise prices on outstanding options at December 31, 2001:

                                                      Weighted             Weighted
                                                      Average              Average
              Range of            Number of          Exercise             Remaining
           Exercise Price          Options             Price          Contractual Life
         -------------------    --------------   ------------------   ------------------
          $11.50 - $17.83           1,635,460         $ 14.49              2.9 years
          $27.60 - $38.75           3,814,875           30.46              7.7 years
          $47.15 - $64.24             938,150           47.57              9.8 years
                                --------------
                                    6,388,485
                                ==============

         All of the options in the range from $11.50 to $17.83 are exercisable. Of the options in the range from $27.60 to $38.75, 1,277,975 are exercisable. None of the options in the range from $47.15 to $64.24 are exercisable.

A summary of the transactions of the stock option plan follows:

                                                                      Average
                                                                     Exercise
                                                                     Price per
                                                     Shares            Share
                                                  -------------     -----------
         Outstanding, January 1, 1999                5,086,890      $     14.37
           Granted                                   2,177,850            31.27
           Exercised                                (1,508,461)            8.44
           Canceled                                   (105,450)           30.37
                                                  -------------     -----------
         Outstanding, December 31, 1999              5,650,829      $     22.17
           Granted                                   1,375,150            30.59
           Exercised                                  (725,004)           15.21
           Canceled                                    (29,550)           30.25
                                                  -------------     -----------
         Outstanding, December 31, 2000              6,271,425      $     24.78
           Granted                                     931,650            47.52
           Exercised                                  (797,090)           18.16
           Canceled                                    (17,500)           37.94
                                                  -------------     -----------
         Outstanding, December 31, 2001              6,388,485      $     28.89
                                                  =============     ===========

         At December 31, options exercisable amounted to 2,913,435 (2001), 2,818,325 (2000), and 2,736,929 (1999).

         The weighted-average fair value per share of options granted during 2001 was $14.14 per share, $8.88 per share for those granted during 2000, and $9.93 per share for those granted during 1999. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 0.8% (2001), 1.1% (2000) and 0.9% (1999); expected volatility of 26% (2001),
25% (2000) and 23% (1999); expected lives of 5.3 years for all years; and risk-free interest rates of 4.30% (2001), 4.97% (2000) and 6.28% (1999).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Year Ended December 31
                                      -----------------------------------------
                                         2001           2000           1999
                                      ------------   -----------    -----------
           Net income
             As reported                $ 812,805     $ 545,791      $ 479,979
             Pro forma                    807,997       539,802        477,235
           Basic earnings per share
             As reported                $    5.14     $    3.44      $    2.90
             Pro forma                       5.11          3.40           2.88
           Diluted earning per share
             As reported                $    5.07     $    3.41      $    2.87
             Pro forma                       5.04          3.37           2.86

NOTE  R - Concentrations of Credit Risk and Derivatives

         As of December 31, 2001, the balance of the Company's loans receivable and MBS with recourse held to maturity was $55 billion. Of that $55 billion balance, 34% were Northern California loans, 31% were Southern California loans, 5% were Florida loans, 4% were Texas loans, 4% were New Jersey loans, 3% were Washington loans, 3% were Illinois loans, and 3% were Colorado loans. No other single state made up more than 2% of the total loan portfolio. The majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

         In order to reduce its exposure to fluctuations in interest rates, the Company is a party to certain derivative instruments entered into in the normal course of business. These financial instruments include commitments to fund loans; commitments to purchase or sell securities, mortgage-backed securities, and loans; and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company initially has not required collateral or other security to support these financial instruments because of the creditworthiness of the counterparties.

         Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 2001 and 2000 was $984 million and $596 million, respectively. Most of these commitments were for adjustable rate mortgages.

         The Company enters into commitments to purchase or sell mortgage-backed securities and other mortgage derivative products. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2001 or 2000.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

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

         The information presented below is based on interest rates at December 31, 2001. To the extent that rates change, variable interest rate information will change.

         The following table illustrates the maturities and weighted average rates as of December 31, 2001 for interest rate swaps held by the Company by product type.

                                Maturities of Interest Rate Swaps at December 31, 2001
         -------------------------------------------------------------------------------------------------------
                                                                      Maturity                    Balance at
                                                        -------------------------------------
                                                          2002          2003         2004      December 31, 2001
                                                        ----------   -----------  -----------  -----------------
         Receive fixed generic swaps:
           Notional amount                               $ 11,500      $ 91,300     $    -0-       $ 102,800
           Weighted average receive rate                     6.52%         6.39%        0.00%           6.40%
           Weighted average pay rate                         1.93%         2.39%        0.00%           2.33%
         Pay fixed generic swaps:
           Notional amount                              $ 305,000     $ 212,000    $ 103,600       $ 620,600
           Weighted average receive rate                     2.51%         2.59%        2.17%           2.48%
           Weighted average pay rate                         7.54%         6.26%        6.65%           6.95%

                                                        ----------   -----------  -----------     -----------
         Total notional value                           $ 316,500     $ 303,300    $ 103,600       $ 723,400
                                                        ==========   ===========  ===========     ===========

        Total weighted average rate on swaps:
          Receive rate                                       2.66%         3.73%        2.17%           3.04%
                                                        ==========   ===========  ===========     ===========
          Pay rate                                           7.34%         5.09%        6.65%           6.29%
                                                        ==========   ===========  ===========     ===========

         During 2001, the range of floating interest rates received on swap contracts was 1.87% to 6.90% and the range of floating interest rates paid on swap contracts was 1.90% to 6.76%. The range of fixed interest rates received on swap contracts was 5.81% to 7.06% and the range of fixed interest rates paid on swap contracts was 5.58% to 8.85%.

         Activity in interest rate swaps is summarized as follows:

                           Interest Rate Swap Activity
              For the years ended December 31, 2001, 2000, and 1999
                         (Notional amounts in millions)

                                         Receive          Pay
                                          Fixed          Fixed
                                          Swaps          Swaps
                                        ---------      --------
    Balance, January 1, 1999              $  512         $ 899
      Additions                               80           -0-
      Maturities                            (329)         (172)
                                        ---------      --------
    Balance, December 31, 1999               263           727
      Maturities                             (46)          (10)
                                        ---------      --------
    Balance, December 31, 2000               217           717
      Maturities                            (114)          (96)
                                        ---------      --------
    Balance, December 31, 2001            $  103         $ 621
                                        =========      ========


         Interest rate swap payment activity decreased net interest income by $13 million, $4 million, and $11 million for the years ended December 31, 2001, 2000, and 1999, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                    Years ended December 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

         Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time pre-tax charge, the Company reported pre-tax expense of $10 million, or $.04 after tax per diluted share for the year ended December 31, 2001, associated with the on going quarterly valuation of the Company's swaps. This additional expense occurred because the market value of Golden West's swaps declined during the year in conjunction with falling interest rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Condition with corresponding amounts displayed in the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives."

NOTE  T - Disclosure About Fair Value of Financial Instruments

         The Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value.

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

         The values presented are based upon information as of December 31, 2001 and 2000, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

         Fair values are based on quoted market prices for securities available for sale, other long-term investments, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with brokers/dealers with terms greater than 90 days, senior debt, subordinated notes and interest rate swaps.

         Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for: term deposits, advances from Federal Home Loan Banks, and consumer repurchase agreements.

         For loans receivable and loan commitments for investment portfolio, the fair value is estimated by present valuing projected future cash flows, using current rates at which similar loans would be made to borrowers and with assumed rates of prepayment. Adjustment for credit risk is estimated based upon the classification status of the loans.

         For mortgage servicing rights, the fair value is estimated using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, market prepayment rates, and market discount rates.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


         The table below discloses the carrying value and the fair value of Golden West's financial instruments as of December 31.

                                                                          December 31
                                                  ---------------------------------------------------------
                                                              2001                            2000
                                                  --------------------------   ----------------------------
                                                   Carrying       Estimated        Carrying       Estimated
                                                    Amount       Fair Value        Amount        Fair Value
                                                  -----------    -----------   -------------    ------------
Financial Assets:
  Cash                                            $   339,059    $   339,059     $   350,430    $    350,430
  Securities available for sale                       622,670        622,670         392,841         392,841
  Other investments                                       -0-            -0-         368,555         368,317
  Mortgage-backed securities available for sale       233,403        233,403          69,960          69,960
  Mortgage-backed securities held to maturity      13,844,769     13,980,317      18,510,530      18,394,914
  Loans receivable                                 41,065,375     41,136,294      33,762,643      33,830,104
  Interest earned but uncollected                     255,600        255,600         276,306         276,306
  Investment in capital stock of Federal Home
    Loan Banks                                      1,105,773      1,105,773       1,067,800       1,067,800
  Capitalized mortgage servicing rights                56,056         69,520          28,355          58,162

Financial Liabilities:
  Deposits                                         34,472,585     34,642,385      30,047,919      30,158,096
  Advances from Federal Home Loan Banks            18,037,509     18,067,815      19,731,797      19,897,503
  Securities sold under agreements to
    Repurchase                                        223,523        223,562         857,274         857,430
  Senior debt                                         198,215        200,662             -0-             -0-
  Subordinated notes                                  599,511        614,909         598,791         601,094
  Interest rate swaps                                  19,641         19,641             -0-           9,903

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                             ----------------------------------------------------------------------------------
                                                                December 31
                             ----------------------------------------------------------------------------------
                                              2001                                       2000
                             ----------------------------------------   ---------------------------------------
                                                            Net                                        Net
                             Unrealized    Unrealized    Unrealized     Unrealized    Unrealized   Unrealized
                               Gains         Losses         Gain          Gains         Losses        Gain
                             -----------   -----------  -------------   -----------   -----------  ------------
Loan commitments for
  investment portfolio         $  9,394       $   -0-      $   9,394      $  7,552       $   -0-      $  7,552
                             ===========   ===========  =============   ===========   ===========  ============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  U - Parent Company Financial Information

Statement of Net Earnings
-------------------------

                                                                    Year Ended December 31
                                                          --------------------------------------------
                                                             2001            2000            1999
                                                          ------------   -------------   -------------
         Revenues:
           Investment income                                $  20,106       $  31,306       $  42,580
           Insurance commissions                                1,600           1,389           1,453
                                                          ------------   -------------   -------------
                                                               21,706          32,695          44,033
         Expenses:
           Interest                                            47,445          54,119          60,358
           General and administrative                           4,235           4,617           4,338
                                                          ------------   -------------   -------------
                                                               51,680          58,736          64,696
                                                          ------------   -------------   -------------
         Loss before earnings of subsidiaries
           and income tax credit                              (29,974)        (26,041)        (20,663)
         Income tax credit                                     11,693          10,140           8,091
         Earnings of subsidiaries                             831,086         561,692         492,551
                                                          ------------   -------------   -------------

              Net Earnings                                  $ 812,805       $ 545,791       $ 479,979
                                                          ============   =============   =============

Statement of Financial Condition
--------------------------------

                                                    Assets
                                                    ------

                                                                            December 31
                                                                  --------------------------------
                                                                      2001              2000
                                                                  --------------    --------------
          Cash                                                       $   10,924       $     4,255
          Securities available for sale                                 203,177             3,246
          Overnight note receivable from subsidiary                      50,161           279,012
          Other investments with subsidiary                                 100                97
          Subordinated note receivable from subsidiary                  100,000           100,000
          Investment in subsidiaries                                  4,712,241         3,894,618
          Other assets                                                   24,966            20,014
                                                                  ---------------   --------------
                                                                     $ 5,101,569      $ 4,301,242
                                                                  ===============   ==============

                                     Liabilities and Stockholders' Equity
                                     ------------------------------------

          Senior debt                                                $   198,215      $       -0-
          Subordinated notes, net                                        599,511          598,791
          Other liabilities                                               19,653           15,164
          Stockholders' equity                                         4,284,190        3,687,287
                                                                   --------------   --------------
                                                                     $ 5,101,569      $ 4,301,242
                                                                   ==============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------

                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)


NOTE  U- Parent Company Financial Information (Continued)

Statement of Cash Flows
-----------------------

                                                                              Year Ended December 31
                                                                        -----------------------------------
                                                                          2001          2000           1999
                                                                        ---------    ---------    ---------
        Cash flows from operating activities:
          Net earnings                                                  $ 812,805    $ 545,791    $ 479,979
          Adjustments to reconcile net earnings to net cash
          used in operating activities:
            Earnings of subsidiaries                                     (831,086)    (561,692)    (492,551)
            Amortization of discount on senior debt and
              subordinated notes                                              875          841        1,015
            Other, net                                                      7,211        4,114       10,388
                                                                        ---------    ---------    ---------
              Net cash used in operating activities                       (10,195)     (10,946)      (1,169)

        Cash flows from investing activities:
          Capital contributed to subsidiaries                                 -0-      (20,000)        (117)
          Dividends received from subsidiaries                              2,222        4,746      228,267
          (Increase) in securities available for sale                    (200,002)         (13)         (16)
          Decrease (increase) in overnight notes receivable
            from subsidiary                                               228,851     (275,050)      69,015
          Decrease (increase) in other investments
            with subsidiary                                                    (3)     146,998     (147,005)
          Issuances of notes receivable from subsidiary                       -0-          -0-     (600,000)
          Issuance of subordinated note receivable
            from subsidiary                                                   -0-     (100,000)         -0-
          Repayments of notes receivable from subsidiary                      -0-      600,000      800,000
                                                                        ---------    ---------    ---------
            Net cash provided by investing activities                      31,068      356,681      350,144

        Cash flows from financing activities:
          Proceeds from senior debt                                       198,060          -0-          -0-
          Repayment of subordinated notes                                     -0-     (215,000)         -0-
          Dividends on common stock                                       (41,096)     (34,882)     (31,903)
          Exercise of stock options                                        14,476       11,024       12,725
          Purchase and retirement of Company stock                       (185,644)    (109,297)    (345,059)
                                                                        ---------    ---------    ---------
            Net cash used in financing activities                         (14,204)    (348,155)    (364,237)

        Net increase (decrease) in cash                                     6,669       (2,420)     (15,262)
        Cash at beginning of period                                         4,255        6,675       21,937
                                                                        ---------    ---------    ---------
        Cash at end of period                                           $  10,924    $   4,255    $   6,675
                                                                        =========    =========    =========

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             ------------------------------------------------------
                  Years ended December 31, 2001, 2000, and 1999
                 (Dollars in thousands except per share figures)

NOTE  V - Selected Quarterly Financial Data (Unaudited)

                                                                    2001
                                              ------------------------------------------------------
                                                                Quarter Ended
                                              ------------------------------------------------------
                                                March 31        June 30    September 30  December 31
                                              -----------    -----------   ------------  -----------
   Interest income                            $ 1,134,183    $ 1,097,744   $ 1,028,154   $   949,531
   Interest expense                               771,588        694,443       613,021       499,228
                                              -----------    -----------   -----------   -----------

   Net interest income                            362,595        403,301       415,133       450,303

   Provision for loan losses                        3,183          5,641         3,639         9,802
   Noninterest income                              43,323         66,828        56,350        70,238
   Noninterest expense                            117,417        125,115       132,147       139,123
                                              -----------    -----------   -----------   -----------

   Earnings before taxes on income and
     cumulative effect of accounting change       285,318        339,373       335,697       371,616
   Taxes on income                                109,239        130,444       129,857       143,641
                                              -----------    -----------   -----------   -----------

   Earnings before cumulative effect of
     accounting change                            176,079        208,929       205,840       227,975
   Cumulative effect of accounting change,
     net of tax                                    (6,018)           -0-           -0-           -0-
                                              -----------    -----------   -----------   -----------
   Net earnings                               $   170,061    $   208,929   $   205,840   $   227,975
                                              ===========    ===========   ===========   ===========
   Basic earnings per share before
     cumulative effect of accounting change   $      1.11    $      1.32   $      1.30   $      1.45
   Cumulative effect of accounting change,
     net of tax                                      (.04)           .00           .00           .00
                                              -----------    -----------   -----------   -----------
   Basic earnings per share                   $      1.07    $      1.32   $      1.30   $      1.45
                                              ===========    ===========   ===========   ===========
   Diluted earnings per share before
     cumulative effect of accounting change   $      1.10    $      1.30   $      1.28   $      1.44
   Cumulative effect of accounting change,
   net of tax                                        (.04)           .00           .00           .00
                                              -----------    -----------   -----------   -----------
   Diluted earnings per share                 $      1.06    $      1.30   $      1.28   $      1.44
                                              ===========    ===========   ===========   ===========

   Cash dividends per share                   $     .0625    $     .0625   $     .0625   $     .0725
                                              ===========    ===========   ===========   ===========

                                                                    2000
                                              ------------------------------------------------------
                                                                 Quarter Ended
                                              ------------------------------------------------------
                                                March 31       June 30     September 30  December 31
                                              -----------    -----------   ------------  -----------
   Interest income                            $   792,554    $   892,392   $ 1,014,434   $ 1,097,160
   Interest expense                               522,923        611,865       726,522       784,062
                                              -----------    -----------   -----------   -----------

   Net interest income                            269,631        280,527       287,912       313,098
   Provision for loan losses                          969          3,842         1,106         3,278
   Noninterest income                              33,491         39,925        41,376        46,028
   Noninterest expense                             99,960        102,387       107,136       115,364
                                              -----------    -----------   -----------   -----------

   Earnings before taxes on income                202,193        214,223       221,046       240,484
   Taxes on income                                 76,259         80,961        83,643        91,292
                                              -----------    -----------   -----------   -----------

   Net earnings                               $   125,934    $   133,262   $   137,403   $   149,192
                                              ===========    ===========   ===========   ===========

   Basic earnings per share                   $       .79    $       .84   $       .87   $       .94
                                              ===========    ===========   ===========   ===========

   Diluted earnings per share                 $       .78    $       .84   $       .86   $       .93
                                              ===========    ===========   ===========   ===========

   Cash dividends per share                   $     .0525    $     .0525   $     .0525   $     .0625
                                              ===========    ===========   ===========   ===========