Form 10-Q
period 2002-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2002-05-09
CIK 42293

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

                  For the Quarterly Period ended March 31, 2002

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

                              ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of shares outstanding of the registrant's common stock as of April 30, 2002:

                       Common Stock -- 154,840,612 shares.




===============================================================================

===============================================================================
                        GOLDEN WEST FINANCIAL CORPORATION


                            TABLE OF CONTENTS


                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Financial Condition -
           March 31, 2002 and 2001 and December 31, 2001...........................1

        Consolidated Statement of Net Earnings -
           For the three months ended March 31, 2002 and 2001......................2

        Consolidated Statement of Cash Flows -
           For the three months ended March 31, 2002 and 2001......................3

        Consolidated Statement of Stockholders' Equity -
           For the three months ended March 31, 2002 and 2001......................5

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................6
        New Accounting Pronouncements..............................................6
        Financial Highlights.......................................................8
        Financial Condition.......................................................10
        Cash and Investments......................................................12
        Mortgage-Backed Securities (MBS) and Loans Receivable.....................12
        Mortgage Servicing Rights.................................................19
        Asset Quality.............................................................19
        Deposits..................................................................22
        Advances from Federal Home Loan Banks.....................................24
        Securities Sold Under Agreements to Repurchase............................24
        Other Borrowings..........................................................24
        Stockholders' Equity......................................................24
        Regulatory Capital........................................................25
        Results of Operations.....................................................26
        Liquidity and Capital Resources...........................................33

Item 3. Quantitative and Qualitative Disclosures about Market Risk................34

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................................35

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

           The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                               March 31           December 31            March 31
                                                                                2002                 2001                 2001
                                                                         ------------------   -----------------    -----------------
                                                                             (Unaudited)                              (Unaudited)
                                                                         ------------------                        -----------------

Assets
  Cash                                                                       $      373,229        $    339,059         $    363,672
  Securities available for sale at fair value                                       462,201             622,670              369,690
  Other investments at cost                                                             -0-                 -0-              199,873
  Purchased mortgage-backed securities available for sale                            44,957             233,403              105,867
  Purchased mortgage-backed securities held to maturity                             238,934             275,150              369,268
  Mortgage-backed securities with recourse held to maturity                      10,114,205          13,569,619           20,003,219
  Loans receivable                                                               45,543,068          41,065,375           32,825,480
  Interest earned but uncollected                                                   208,521             255,600              276,699
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                               1,038,353           1,105,773            1,084,264
  Foreclosed real estate                                                             11,663              11,101                7,284
  Premises and equipment--at cost less accumulated depreciation                     336,827             328,579              310,216
  Other assets                                                                      975,796             779,942              816,477
                                                                         ------------------   -----------------    -----------------
                                                                              $ 59,347,754         $58,586,271          $56,732,009
                                                                         ==================   =================    =================

Liabilities and Stockholders' Equity
  Deposits                                                                    $ 35,508,352         $34,472,585          $31,356,959
  Advances from Federal Home Loan Banks                                         17,540,760          18,037,509           18,936,789
  Securities sold under agreements to repurchase                                    28,523             223,523              854,507
  Federal funds purchased                                                          200,000                 -0-              270,000
  Senior debt--net of discount                                                     198,311             198,215                  -0-
  Subordinated notes--net of discount                                              499,654             599,511              598,968
  Taxes on income                                                                  569,938             457,964              520,224
  Other liabilities                                                                340,504             312,774              358,445
  Stockholders' equity                                                           4,461,712           4,284,190            3,836,117
                                                                         ------------------   -----------------    -----------------
                                                                              $ 59,347,754         $58,586,271          $56,732,009
                                                                         ==================   =================    =================



                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)


                                                                          Three Months Ended
                                                                               March 31
                                                                    -------------------------------
                                                                        2002              2001
                                                                    -------------     -------------
Interest Income
    Interest on loans                                                  $ 658,200        $  704,824
    Interest on mortgage-backed securities                               179,968           365,597
    Interest and dividends on investments                                 30,068            63,762
                                                                    -------------     -------------
                                                                         868,236         1,134,183
Interest Expense
    Interest on deposits                                                 276,581           430,748
    Interest on advances                                                 100,267           293,436
    Interest on repurchase agreements                                        420            17,689
    Interest on other borrowings                                          24,069            29,715
                                                                    -------------     -------------
                                                                         401,337           771,588
                                                                    -------------     -------------
Net Interest Income                                                      466,899           362,595
Provision for loan losses                                                  8,539             3,183
                                                                    -------------     -------------
Net Interest Income after Provision for Loan Losses                      458,360           359,412
Noninterest Income
    Fees                                                                  36,503            31,312
    Gain on the sale of securities, MBS and loans                         14,419             5,877
    Change in fair value of derivatives                                    7,131            (7,502)
    Other                                                                 11,951            13,636
                                                                    -------------     -------------
                                                                          70,004            43,323
Noninterest Expense
    General and administrative:
        Personnel                                                         82,832            68,196
        Occupancy                                                         21,165            19,809
        Deposit insurance                                                  1,502             1,386
        Advertising                                                        3,885             1,877
        Other                                                             31,677            26,149
                                                                    -------------     -------------
                                                                         141,061           117,417
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                               387,303           285,318
    Taxes on income                                                      149,222           109,239
                                                                    -------------     -------------
Income before Cumulative Effect of Accounting Change                     238,081           176,079
Cumulative effect of accounting change, net of tax                           -0-            (6,018)
                                                                    -------------     -------------
Net Earnings                                                           $ 238,081         $ 170,061
                                                                    =============     =============

Basic Earnings Per Share before
    Cumulative Effect of Accounting Change                             $    1.53           $  1.11
Cumulative effect of accounting change, net of tax                           .00              (.04)
                                                                    -------------     -------------
Basic Earnings Per Share                                               $    1.53           $  1.07
                                                                    =============     =============

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change                             $    1.51           $  1.10
Cumulative effect of accounting change, net of tax                           .00              (.04)
                                                                    -------------     -------------
Diluted Earnings Per Share                                             $    1.51           $  1.06
                                                                    =============     =============



                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                                             Three Months Ended
                                                                                  March 31
                                                                        ------------------------------
                                                                             2002            2001
                                                                        ---------------   ------------
Cash Flows from Operating Activities
  Net earnings                                                               $ 238,081       $170,061
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                                    8,539          3,183
    Amortization of loan (fees), costs, and (discounts)                          7,201          4,814
    Depreciation and amortization                                                8,785          8,295
    Loans originated for sale                                                 (453,374)      (222,192)
    Sales of loans                                                             771,289        274,572
    Decrease (increase) in interest earned but uncollected                      48,402           (342)
    Federal Home Loan Bank stock dividends                                     (15,685)       (17,108)
    Increase in other assets                                                  (198,546)      (227,486)
    Increase in other liabilities                                               27,730          7,720
    Increase in taxes on income                                                117,975         96,796
    Other, net                                                                   9,881         (7,921)
                                                                        ---------------   ------------
      Net cash provided by operating activities                                570,278         90,392

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                          (4,975,202)    (3,571,818)
    Real estate loans purchased                                                    -0-            -0-
    Other, net                                                                (148,819)       (73,975)
                                                                        ---------------   ------------
                                                                            (5,124,021)    (3,645,793)
  Real estate loan principal payments:
    Monthly payments                                                           240,538        119,049
    Payoffs, net of foreclosures                                             2,279,683      1,513,365
                                                                        ---------------   ------------
                                                                             2,520,221      1,632,414

  Purchases of mortgage-backed securities available for sale                       -0-        (38,463)
  Sales of mortgage-backed securities available for sale                       176,063            -0-
  Repayments of mortgage-backed securities                                   1,273,423      1,033,126
  Proceeds from sales of real estate                                            13,265          9,519
  Decrease (increase) in securities available for sale                         150,468            (13)
  Decrease in other investments                                                    -0-        168,682
  Redemptions of Federal Home Loan Bank stock                                   81,782            593
  Additions to premises and equipment                                          (17,151)       (10,805)
                                                                        ---------------   ------------
    Net cash used in investing activities                                     (925,950)      (850,740)



                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                   Three Months Ended
                                                                                        March 31
                                                                           -----------------------------------
                                                                                 2002                 2001
                                                                             --------------      -------------
Cash Flows from Financing Activities
  Net increase in deposits(a)                                                  $ 1,035,767          $ 1,309,040
  Additions to Federal Home Loan Bank advances                                   1,020,000              413,690
  Repayments of Federal Home Loan Bank advances                                 (1,516,749)          (1,208,698)
  Proceeds from agreements to repurchase securities                                  8,265            2,300,957
  Repayments of agreements to repurchase securities                               (203,265)          (2,303,724)
  Increase in federal funds purchased                                              200,000              270,000
  Repayment of subordinated debt                                                  (100,000)                 -0-
  Dividends on common stock                                                        (11,276)              (9,904)
  Exercise of stock options                                                          5,757                2,229
  Purchase and retirement of Company stock                                         (48,657)                 -0-
                                                                             --------------      ---------------
    Net cash provided by financing activities                                      389,842              773,590
                                                                             --------------      ---------------
Net Increase in Cash                                                                34,170               13,242
Cash at beginning of period                                                        339,059              350,430
                                                                             --------------      ---------------
Cash at end of period                                                          $   373,229          $   363,672
                                                                             ==============      ===============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                                   $   404,913          $   789,397
    Income taxes                                                                    31,422                8,756
  Cash received for interest and dividends                                         915,315            1,133,790
  Noncash investing activities:
    Loans converted from adjustable rate to fixed-rate                             108,027               11,996
    Loans transferred to foreclosed real estate                                     11,019                7,900
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                                                 -0-            2,995,949
    Loans securitized into mortgage-backed securities
        with recourse held to maturity recorded as loans
        receivable per SFAS 140                                                  6,842,373                  -0-
    Mortgage-backed securities held to maturity desecuritized
        into adjustable rate loans                                               2,075,052                  -0-



(a)   Includes an increase of $560 million of wholesale deposits for the quarter ended March 31, 2001.



                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       For the Three Months Ended March 31, 2002
                                     ----------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                       Additional                         Other            Total
                                          Common         Paid-in        Retained      Comprehensive     Stockholders'  Comprehensive
                                          Stock          Capital        Earnings          Income           Equity         Income
                                       -------------  --------------  --------------  -------------    --------------  -------------

Balance at January 1, 2002              $ 15,553       $ 173,500       $ 3,873,758     $  221,379      $ 4,284,190
Comprehensive income:
  Net earnings                               -0-             -0-           238,081            -0-          238,081      $   238,081
  Change in unrealized gains on
    securities available for sale,
    net of tax                               -0-             -0-               -0-         (5,636)          (5,636)          (5,636)
  Reclassification adjustment for
    gains included in income                 -0-             -0-               -0-           (747)            (747)            (747)
                                                                                                                        ------------
    Comprehensive Income                                                                                                $   231,698
                                                                                                                        ============
Common stock issued upon
  exercise of stock options                   25           5,732               -0-            -0-            5,757
Purchase and retirement of
   Company stock                             (77)            -0-           (48,580)           -0-          (48,657)
Cash dividends on common
   stock ($.0725 per share)                  -0-             -0-           (11,276)           -0-          (11,276)
                                       -------------  --------------  --------------  -------------   ---------------
Balance at March 31, 2002               $ 15,501       $ 179,232       $ 4,051,983     $  214,996      $ 4,461,712
                                       =============  ==============  ==============  =============   ===============




                                                                       For the Three Months Ended March 31, 2001
                                     ----------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                        Additional                         Other            Total
                                          Common         Paid-in        Retained      Comprehensive     Stockholders'  Comprehensive
                                          Stock          Capital        Earnings          Income           Equity         Income
                                       -------------  --------------  --------------  -------------    --------------  -------------

Balance at January 1, 2001              $ 15,841       $ 151,458       $ 3,287,325      $ 232,663         $ 3,687,287
Comprehensive income:
  Net earnings                               -0-             -0-           170,061            -0-             170,061   $   170,061
  Change in unrealized gains on
    securities available for sale,
    net of tax                               -0-             -0-               -0-        (13,556)            (13,556)      (13,556)
                                                                                                                         -----------
    Comprehensive Income                                                                                                 $   156,505
                                                                                                                         ===========
Common stock issued upon
   exercise of stock options                  15           2,214               -0-           -0-               2,229
Cash dividends on common
   stock ($.0625 per share)                  -0-             -0-            (9,904)          -0-              (9,904)
                                       -------------  --------------  --------------  -------------   ---------------
Balance at March 31, 2001               $ 15,856       $ 153,672       $ 3,447,482     $ 219,107         $ 3,836,117
                                       =============  ==============  ==============  =============   ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2001, as well as material changes in results of operations during the three month periods ended March 31, 2002 and 2001, respectively.

           The following narrative is written with the presumption that the users have read or have access to the Company's 2001 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

           The Securities and Exchange Commission (SEC) maintains a web-site, which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC including Golden West. The address is: www.sec.gov. In addition, financial information about Golden West can also be obtained at the Company's website, www.gdw.com.

           This report may contain certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, forward-looking statements are subject to change. Actual results may differ materially from the results discussed in forward-looking statements.

New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on March 31, 2002, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS and MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable (see pages 12 and 19 for further discussions).

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

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

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 on January 1, 2002 had no impact on the Company's financial statements and results of operations.


                                                         Golden West Financial Corporation
                                                                Financial Highlights
                                                                    (Unaudited)
                                                  (Dollars in thousands except per share figures)


                                                                             March 31          December 31          March 31
                                                                               2002               2001                2001
                                                                         -----------------   ----------------   -----------------
       Assets                                                                 $59,347,754        $58,586,271         $56,732,009
       Loans receivable including mortgage-backed securities                   55,941,164         55,143,547          53,303,834
       Adjustable rate mortgages including MBS                                 53,038,536         51,794,400          50,337,242
       Deposits                                                                35,508,352         34,472,585          31,356,959
       Stockholders' equity                                                     4,461,712          4,284,190           3,836,117

       Stockholders' equity/total assets                                            7.52%              7.31%               6.76%
       Book value per common share                                              $   28.78          $   27.55           $   24.19
       Common shares outstanding                                              155,011,562        155,531,777         158,563,907

       Yield on loan portfolio                                                      5.85%            6.39%               8.03%
       Yield on mortgage-backed securities                                          5.70%            6.35%               7.97%
       Yield on investments                                                         5.95%            2.86%               7.35%
       Yield on earning assets                                                      5.82%            6.36%               8.01%
       Cost of deposits                                                             3.04%            3.39%               5.35%
       Cost of borrowings                                                           2.35%            2.72%               5.59%
       Cost of funds                                                                2.81%            3.15%               5.45%
       Yield on earning assets less cost of funds                                   3.01%            3.21%               2.56%

       Ratio of nonperforming assets to total assets                                 .71%             .67%                .48%
       Ratio of troubled debt restructured to total assets                           .01%             .00%                .00%

       Loans serviced for others with recourse                                $ 3,019,909      $ 2,797,634         $ 1,944,903
       Loans serviced for others without recourse                               2,243,958        2,035,250           1,054,007

       World Savings Bank, FSB
         Total assets                                                         $59,335,091     $ 58,377,834        $ 56,724,124
         Net worth                                                              4,938,396        4,701,922           4,045,248
         Net worth/total assets                                                     8.32%            8.05%               7.13%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                        8.00%            7.71%               6.78%
           Total risk-based capital                                                14.60%           14.24%              12.71%
       World Savings Bank, FSB (Texas)
         Total assets                                                         $ 7,711,823      $ 7,680,360         $ 5,404,069
         Net worth                                                                404,702          401,886             291,338
         Net worth/total assets                                                     5.25%            5.23%               5.39%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                        5.25%            5.23%               5.39%
           Total risk-based capital                                                25.17%           25.05%              26.94%

      (a)  For regulatory purposes, the requirements to be considered "well-capitalized" are 5.0% and 10.0% for tier 1 and total risk-based capital, respectively.

                        Golden West Financial Corporation
                              Financial Highlights
                                    (Unaudited)
                 (Dollars in thousands except per share figures)


                                                                      Three Months Ended
                                                                           March 31
                                                              -----------------------------------
                                                                  2002                2001
                                                              ---------------    ----------------
New real estate loans originated                                 $ 5,428,576         $ 3,794,010
New adjustable rate mortgages as a percentage of
  New real estate loans originated                                       89%                 88%
Refinances as a percentage of new real estate
  loans originated                                                       63%                 52%

Deposits increase(a)                                             $ 1,035,767         $ 1,309,040

Net earnings before cumulative effect of
  accounting change                                               $  238,081           $ 176,079
Net earnings                                                         238,081             170,061
Basic earnings per share before cumulative effect
  of accounting change                                                  1.53                1.11
Basic earnings per share                                                1.53                1.07
Diluted earnings per share before cumulative effect
  of accounting change                                                  1.51                1.10
Diluted earnings per share                                              1.51                1.06

Cash dividends on common stock                                     $   .0725           $   .0625
Average common shares outstanding                                155,415,549         158,478,170
Average diluted common shares outstanding                        157,570,350         160,694,897

Ratios:(b)
  Net earnings before accounting change/
    average net worth (ROE)                                           21.73%              18.78%
  Net earnings before accounting change/
    average assets (ROA)                                               1.62%               1.25%
  Net interest margin(c)                                               3.27%               2.65%
  General and administrative expense/average assets                     .96%                .84%
  Efficiency ratio(d)                                                 26.27%              28.93%


(a) Includes an increase of $560 million of wholesale deposits for the quarter ended March 31, 2001.
(b) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
(c) Net interest margin is net interest income divided by average interest-earnings assets.
(d) The efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

           The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 2002, December 31, 2001, and March 31, 2001. The reader is referred to page 46 of the Company's 2001 Annual Report on Form 10-K for similar information for the years 1998 through 2001 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                              March 31               December 31              March 31
                                                                2002                    2001                    2001
                                                          ------------------       ----------------       -----------------
Assets
   Cash and investments                                              1.4%                   1.6%                 1.6%
   Loans receivable including mortgage-backed
     securities                                                     94.3                   94.2                 94.0
   Other assets                                                      4.3                    4.2                  4.4
                                                          ------------------       ----------------       -----------------
                                                                   100.0%                 100.0%               100.0%
                                                          ==================       ================       =================
Liabilities and Stockholders' Equity
   Deposits                                                         59.8%                  58.9%                55.3%
   Federal Home Loan Bank advances                                  29.6                   30.8                 33.4
   Securities sold under agreements to repurchase                     .1                     .4                  1.5
   Federal funds purchased                                            .3                     .0                   .5
   Senior debt                                                        .3                     .3                   .0
   Subordinated debt                                                  .8                    1.0                  1.0
   Other liabilities                                                 1.6                    1.3                  1.5
   Stockholders' equity                                              7.5                    7.3                  6.8
                                                          ------------------       ----------------       -----------------
                                                                   100.0%                 100.0%               100.0%
                                                          ==================       ================       =================


           As the above table shows, the largest asset is loans receivable including mortgage-backed securities, which consists primarily of long-term mortgages. Deposits represent the largest portion of the Company's liabilities. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as "the gap."

           The following gap table shows that, as of March 31, 2002, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company, in particular, the Eleventh District Cost of Funds Index (COFI), which is the index Golden West uses to determine the rate on the majority of its existing adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior, resulting in a two month reporting lag. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month, and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, reprice very little. Still, other liabilities, such as non-interest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets initially to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down income when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI reflects the actual rate on Golden West's deposits as of the prior monthend and has a one-month reporting lag. The Company also originates loans that are tied to the Certificate of Deposit Index (CODI), which is the 12-month rolling average of the monthly average of the three-month certificate of deposit rate as published in the Federal Reserve H-15 Statistical Report. CODI has a one-month reporting lag. In addition, by virtue of being a 12-month rolling average, the repricing of CODI trails changes in short-term market interest rates. For more information on how these lags affect net interest income, see page 26. Partially offsetting the index lags are similar lags on a portion of the Company's liabilities.

                                     TABLE 2
            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 2002
                              (Dollars in millions)


                                                                             Projected Repricing(a)
                                             ---------------------------------------------------------------------------------------
                                                 0 - 3             4 - 12             1 - 5             Over 5
                                                Months             Months             Years             Years             Total
                                             -------------     ---------------    --------------    --------------    --------------
Interest-Earning Assets
  Investments                                      $   461            $    -0-           $   -0-            $    1           $   462
  Mortgage-backed securities
    Adjustable rate                                  9,550                 -0-               -0-               -0-             9,550
    Fixed-rate                                          61                 143               370               274               848
  Loans receivable:
    Adjustable rate                                 40,186               2,465               685               -0-            43,336
    Fixed-rate                                         110                 214               691               939             1,954
  Other(b)                                           1,343                 -0-               -0-               -0-             1,343
  Impact of interest rate swaps                        661                (405)             (256)              -0-               -0-
                                             -------------     ---------------    --------------    --------------    --------------
Total                                             $ 52,372            $  2,417          $  1,490          $  1,214          $ 57,493
                                             =============     ===============    ==============    ==============    ==============
Interest-Bearing Liabilities
  Deposits(c)                                     $ 23,553            $  8,785          $  3,154           $    16          $ 35,508
  FHLB advances                                     16,800                 302                 2               437            17,541
  Other borrowings                                     329                 200               398               -0-               927
  Impact of interest rate swaps                        103                (103)              -0-               -0-               -0-
                                             -------------     ---------------    --------------    --------------    --------------
Total                                             $ 40,785            $  9,184          $  3,554           $   453          $ 53,976
                                             =============     ===============    ==============    ==============    ==============

Repricing gap                                     $ 11,587           $  (6,767)         $ (2,064)          $   761
                                             =============     ===============    ==============    ==============
Cumulative gap                                    $ 11,587            $  4,820          $  2,756          $  3,517
                                             =============     ===============    ==============    ==============
Cumulative gap as a percentage of
    total assets                                  19.5%                8.1%              4.6%
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

Cash and Investments

           At March 31, 2002, December 31, 2001, and March 31, 2001, the Company had securities available for sale in the amount of $462 million, $623 million and $370 million, respectively, including unrealized gains on securities available for sale of $351 million, $362 million, and $359 million, respectively. At March 31, 2002, December 31, 2001, and March 31, 2001, the Company had no securities held for trading in its investment securities portfolio.

Mortgage-Backed Securities and Loans Receivable

           The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit securities (MBS-REMICs). Because the Company currently retains all of the beneficial interest in these MBS and MBS-REMIC securitizations and because the securitizations do not meet all the requirements for separate security recognition, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see page 6 for further discussion). Additionally, from time to time, the Company purchases MBS. MBS, MBS-REMICs and securitized loans are available to be used as collateral for borrowings.

           At March 31, 2002, December 31, 2001, and March 31, 2001, the balance of loans receivable including mortgage-backed securities was $55.9 billion, $55.1 billion, and $53.3 billion, respectively. Included in the $55.9 billion at March 31, 2002 was $2.2 billion of Federal National Mortgage Association (FNMA) MBS with the underlying loans subject to full credit recourse to the Company, $8.0 billion of MBS-REMICs, $11.5 billion of securitized loans, and $284 million of purchased MBS. Included in the $55.1 billion at December 31, 2001 was $4.7 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $8.8 billion of MBS-REMICs, $5.2 billion of securitized loans, and $509 million of purchased MBS. Included in the $53.3 billion at March 31, 2001 was $7.3 billion of FNMA MBS with the underlying loans subject to full credit recourse to the Company, $12.7 billion of MBS-REMICs, and $475 million of purchased MBS.

           Loan portfolio repayments were $3.8 billion and $2.7 billion for the three months ended March 31, 2002 and 2001. Loan portfolio repayments were higher in 2002 as compared to 2001 due to an increase in the prepayment rate.

           Mortgage-Backed Securities

           At March 31, 2002, December 31, 2001, and March 31, 2001, the Company had MBS held to maturity in the amount of $10.4 billion, $13.8 billion, and $20.4 billion, respectively. The decrease in MBS from March 31, 2001 to March 31, 2002 was due primarily to prepayments and to the desecuritization of $2.1 billion of FNMA MBS during the first quarter of 2002. FNMA MBS and the MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At March 31, 2002, December 31, 2001, and March 31, 2001, the Company had MBS available for sale in the amount of $45 million, $233 million, and $106 million, respectively, including unrealized gains on MBS available for sale of $1 million at March 31, 2002, $2 million at December 31, 2001, and $1 million at March 31, 2001. During the first quarter of 2002, the Company sold $176 million of MBS available for sale which resulted in a gain of $3 million. At March 31, 2002, December 31, 2001, and March 31, 2001, the Company had no trading MBS.

           Repayments of MBS during the first quarter of 2002 were $1.3 billion compared to $1.0 billion during the same period of 2001. MBS repayments were higher during the first quarter of 2002 as compared to the first three months of 2001 due to an increase in the prepayment rate partially offset by a decrease in the balance of MBS outstanding.

           Loans

           New loan originations for the three months ended March 31, 2002 amounted to $5.4 billion compared to $3.8 billion for the same period in 2001. The volume of originations increased during 2002 due to a continued strong demand for mortgage loans and an increase in the popularity of adjustable rate mortgages, the Company's principal product. The decrease in interest rates over the past 12 months led to an increase in refinance activity nationwide. Refinanced loans constituted 63% of new loan originations for the three months ended March 31, 2002, compared to 52% for the three months ended March 31, 2001.

           First mortgages originated for sale amounted to $440 million for the three months ended March 31, 2002, compared to $200 million for the same period in 2001. During the first quarter of 2002, $108 million of loans were converted at the customer's request from adjustable rate to fixed-rate compared to $12 million for the same period in 2001. The Company continues to sell most of its new and converted fixed-rate loans. For the three months ended March 31, 2002, the Company sold $737 million of fixed-rate first mortgage loans compared to $215 million for the same period in 2001.

           At March 31, 2002, the Company had lending operations in 38 states. The largest source of mortgage origination was loans secured by residential properties in California. For the three months ended March 31, 2002, 68% of total loan originations were on residential properties in California compared to 70% for the same period in 2001. The five largest states, other than California, for originations for the three months ended March 31, 2002, were Florida, Texas, New Jersey, Washington, and Illinois with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that was comprised of residential loans in California was 64% at March 31, 2002 compared to 64% at December 31, 2001 and 63% at March 31, 2001. Of the 64% at March 31, 2002, 53.0% were in Northern California and 47.0% were in Southern California.

           The Company continues to emphasize adjustable rate mortgages -- loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of adjustable rate loans was 95% at March 31, 2002 compared to 94% at December 31, 2001, and 94% at March 31, 2001. The Company's ARM originations constituted 89% of new mortgage loans made for the first three months of 2002 compared to 88% for the first three months of 2001.

           Golden West originates ARMs tied primarily to COSI , COFI, and CODI. Prior to 2001, the Company also originated ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           The following table shows the distribution of ARM originations by index for the first quarters of 2002 and 2001.

                                     TABLE 3

                    Adjustable Rate Mortgage Originations by Index
                               (Dollars in thousands)

                                 Three Months Ended
                                      March 31
                          ---------------------------------
      ARM Index                2002              2001
-----------------------   ---------------    --------------
COSI                          $2,293,879       $ 2,236,244
COFI                           1,013,657         1,114,239
CODI                           1,543,648               -0-
                          ---------------    --------------
                              $4,851,184       $ 3,350,483
                          ===============    ==============


           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS with recourse and ARM MBS-REMICs) at March 31, 2002, December 31, 2001, and March 31, 2001.

                                     TABLE 4

                            Adjustable Rate Mortgage Portfolio
                             by Index (Including ARM MBS with
                               Recourse and ARM MBS-REMICs)
                                  (Dollars in thousands)

                       March 31         December 31        March 31
   ARM Index            2002              2001              2001
---------------     --------------    ---------------    --------------
COSI                 $21,538,709       $ 20,943,596      $ 21,745,292
COFI                  28,105,771         29,010,008        27,045,052
CODI                   2,085,148            552,746               -0-
Other(a)               1,308,908          1,288,050         1,546,898
                    --------------    ---------------    --------------
                     $53,038,536       $ 51,794,400      $ 50,337,242
                    ==============    ===============    ==============
(a)        Includes equity lines of credit

           During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs before any reduction for loan servicing fees) was 12.19% or 6.34% above the actual weighted average rate at March 31, 2002, versus 12.26% or 4.13% above the weighted average rate at March 31, 2001.

           Approximately $5.0 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2002, $2.2 billion of ARM loans had reached their rate floors as compared to $154 million at March 31, 2001. The weighted average floor rate on the loans that had reached their floor was 6.00% at March 31, 2002 compared to 7.99% at March 31, 2001. Without the floor, the average rate on these loans would have been 5.29% at March 31, 2002 and 7.73% at March 31, 2001.

           Most of the Company's loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust in the form of fixed-rate loans and equity lines of credit (ELOCs) indexed to the prime rate. The Company's fixed-rate second mortgage originations amounted to $14 million and $22 million for the first quarters of 2002 and 2001, respectively. The outstanding balance of fixed-rate seconds amounted to $53 million and $71 million at March 31, 2002 and 2001, respectively. The Company established 4,543 and 665 new equity lines of credit in the first quarter of 2002 and 2001, respectively. The outstanding balance of ELOCs amounted to $436 million and $57 million at March 31, 2002 and 2001, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $716 million and $96 million at March 31, 2002 and 2001, respectively.

           The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an equity line of credit.

           During the first three months of 2002, 13% of loans originated exceeded 80% of the appraised value of the secured property, including $70 million of firsts and $644 million of combined firsts and seconds. For the first three months of 2001, 12% of loans originated were in excess of 80% of the appraised value of the residence.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (CLTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence. Also, many first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $35 million for the first quarter of 2002 as compared to $60 million for the same period in 2001. In addition, the Company carries pool mortgage insurance on most seconds not sold, including equity lines of credit. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended March 31, 2002 and 2001.

                                        TABLE 5

                Mortgage Originations With Loan to Value and
               Combined Loan to Value Ratios Greater Than 80%
                          (Dollars in thousands)

                                             Three Months Ended
                                                  March 31
                                        ------------------------------
                                            2002             2001
                                        -------------    -------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                          $ 51,063         $ 35,752
    With no insurance                         19,423           19,996
                                        -------------    -------------
                                              70,486           55,748
                                        -------------    -------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                      559,743          234,018
    With no insurance                         84,671          183,316
                                        -------------    -------------
                                             644,414          417,334
                                        -------------    -------------
    Total                                   $714,900         $473,082
                                        =============    =============


           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at March 31, 2002 and 2001.

                                     TABLE 6

                Balance of Mortgages With Loan to Value and
               Combined Loan to Value Ratios Greater Than 80%
                          (Dollars in thousands)

                                                   As of March 31
                                          ---------------------------------
                                              2002               2001
                                          --------------     --------------
First mortgages with loan to
value ratios greater than 80%:
    With insurance                            $ 440,768          $ 395,009
    With no insurance                           491,699            770,039
                                          --------------     --------------
                                                932,467          1,165,048
                                          --------------     --------------
First and second mortgages with
combined loan to value ratios
greater than 80%:
    With pool insurance                       2,596,262          2,259,406
    With no insurance                           396,276            862,232
                                          --------------     --------------
                                              2,992,538          3,121,638
                                          --------------     --------------

    Total                                   $ 3,925,005        $ 4,286,686
                                          ==============     ==============

           The following tables show the Company's loan portfolio by state at March 31, 2002 and 2001.

                                                            TABLE 7

                                                    Loan Portfolio by State
                                                          March 31, 2002
                                                     (Dollars in thousands)

                                     Residential
                                     Real Estate                   Commercial                    Loans
                             -------------------------                Real          Total      as a % of
          State                  1 - 4          5+        Land       Estate         Loans      Portfolio
--------------------------   ------------   ----------   ------   ------------   -----------  ------------
Northern California          $ 17,221,769   $1,742,429   $   13    $  14,743     $18,978,954     34.08%
Southern California            15,293,800    1,538,950      -0-        2,819      16,835,569     30.23
Florida                         2,870,414       29,391      -0-          141       2,899,946      5.21
Texas                           2,211,487       91,968      151          871       2,304,477      4.14
New Jersey                      2,017,962          -0-      -0-        1,500       2,019,462      3.63
Washington                      1,117,166      659,241      -0-          -0-       1,776,407      3.19
Illinois                        1,399,859      120,585      -0-          -0-       1,520,444      2.73
Colorado                        1,220,212      181,039      -0-        4,512       1,405,763      2.52
Arizona                           992,042       32,111      -0-           12       1,024,165      1.84
Pennsylvania                    1,007,463        1,140      -0-           80       1,008,683      1.81
Other(a)                        5,829,561       78,836        3        3,274       5,911,674     10.62
                            --------------  ----------   ------   -----------   -------------  ---------
  Totals                     $ 51,181,735   $4,475,690   $  167    $  27,952      55,685,544    100.00%
                            ==============  ==========   ======   ===========                  =========

Deferred loan costs                                                                  232,259
Loan discount on purchased loans                                                       (970)
Undisbursed loan funds                                                               (5,943)
Allowance for loan losses                                                          (269,327)
Loans to facilitate (LTF) interest reserve                                             (158)
Troubled debt restructured (TDR) interest reserve                                        -0-
Loans on deposits                                                                     15,868
                                                                                -------------
   Total loan portfolio and loans securitized into FNMA MBS with recourse         55,657,273
   and MBS-REMICs
Loans securitized into FNMA MBS and MBS-REMICs                                   (10,114,205)(b)
                                                                                -------------
  Total loans receivable                                                         $45,543,068
                                                                                =============

(a) All states included in other have total loan balances with less than 2% of total loans.
(b) The above schedule includes the March 31, 2002 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.


                                                            TABLE 8

                                                    Loan Portfolio by State
                                                          March 31, 2001
                                                     (Dollars in thousands)

                                     Residential
                                     Real Estate                   Commercial                    Loans
                             -------------------------                Real          Total      as a % of
          State                  1 - 4          5+        Land       Estate         Loans      Portfolio
--------------------------   ------------   -----------   ------   -----------   -----------  -----------
Northern California          $ 15,433,081    $1,801,514    $103      $ 19,882    $17,254,580     32.62%
Southern California            14,703,349     1,624,795     -0-         4,093     16,332,237     30.87
Florida                         2,589,922        15,205     -0-           213      2,605,340      4.92
Texas                           2,103,290        60,129     208         1,022      2,164,649      4.09
New Jersey                      1,981,352           -0-     -0-         2,263      1,983,615      3.75
Washington                      1,084,615       588,355     -0-           -0-      1,672,970      3.16
Illinois                        1,497,373       124,391     -0-           -0-      1,621,764      3.07
Colorado                        1,285,309       184,313     -0-         4,616      1,474,238      2.79
Arizona                         1,039,360        16,644     -0-            14      1,056,018      2.00
Pennsylvania                    1,068,376         2,183     -0-           171      1,070,730      2.02
Other(a)                        5,604,269        59,763      15         4,480      5,668,527     10.71
                            -------------   ------------   -----   -----------   ------------  ----------
  Totals                     $ 48,390,296    $4,477,292     $326     $ 36,754     52,904,668    100.00%
                            =============   ============   =====   ===========                 ==========

  Deferred loan costs                                                                149,097
  Loan discount on purchased loans                                                    (1,363)
  Undisbursed loan funds                                                              (5,716)
  Allowance for loan losses                                                         (237,964)
  Loans to facilitate (LTF) interest reserve                                            (188)
  Troubled debt restructured (TDR) interest reserve                                     (303)
  Loans on deposits                                                                   20,468
                                                                                 ------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     And MBS-REMICs                                                               52,828,699
  Loans securitized into FNMA MBS and MBS-REMICs                                 (20,003,219)(b)
                                                                                 ------------
    Total loans receivable                                                       $32,825,480
                                                                                 ============


(a) All states included in other have total loan balance less than 2% of total loans.
(b) The above schedule includes the March 31, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

           Loan repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 2002, loan repayments were $2.5 billion compared to $1.6 billion in the same period of 2001. The increase in loan repayments was primarily due to an increase in loan payoffs in the first three months of 2002.

           Securitized Loans

           During the first quarter of 2002, the Company securitized $6.8 billion of loans. During the second and third quarters of 2001, the Company securitized $6.0 billion of loans. At March 31, 2002, the balance of these securitized loans was $11.5 billion. These loans are classified as loans receivable on the Statement of Financial Position.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three months ended March 31, 2002 and 2001.

                                     TABLE 9

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                     March 31
                                                                           ---------------------------
                                                                               2002           2001
                                                                           -----------    ------------
  Beginning balance of capitalized mortgage servicing rights                  $56,056         $28,355
  New capitalized mortgage servicing rights from loan sales                     9,921           4,290
  Amortization of capitalized mortgage servicing rights                        (4,507)         (2,667)
                                                                           -----------    ------------
  Ending balance of capitalized mortgage servicing rights                     $61,470         $29,978
                                                                           ===========    ============

           The estimated amortization of the March 31, 2002 balance for the remainder of 2002 and the five years ending 2007 is $14.6 million (2002), $15.1 million (2003), $11.1 million (2004), $7.4 million (2005), $4.8 million (2006), and $7.6 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of Golden West's servicing rights did not exceed the fair value at March 31, 2002 or 2001 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 10

                                         Nonperforming Assets and Troubled Debt Restructured
                                                        (Dollars in thousands)

                                                       March 31           December 31           March 31
                                                         2002                 2001                2001
                                                    ----------------    -----------------    ---------------
Non-accrual loans                                        $  408,862           $  382,510         $  267,298
Real estate acquired through foreclosure                     10,574               10,177              7,142
Real estate in judgment                                       1,089                  924                142
                                                    ----------------    -----------------    ---------------
Total nonperforming assets                               $  420,525           $  393,611         $  274,582
                                                    ================    =================    ===============

TDRs, net of interest reserve                            $    3,479           $    1,505         $    1,945
                                                    ================    =================    ===============

Ratio of NPAs to total assets                                  .71%                 .67%               .48%
                                                    ================    =================    ===============

Ratio of TDRs to total assets                                  .01%                 .00%               .00%
                                                    ================    =================    ===============

Ratio of NPAs and TDRs to total assets                         .72%                 .67%               .48%
                                                    ================    =================    ===============


           The increase in NPAs during the first three months of 2002 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the weak U.S. economy in 2001. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $2 million for the three months ended March 31, 2002 and 2001, respectively. Interest foregone on TDRs amounted to $5 thousand for the three months ended March 31, 2002, compared to $27 thousand for the three months ended March 31, 2001.

           The tables on the following page show the Company's nonperforming assets by state as of March 31, 2002 and 2001.


                                                               TABLE 11

                                                      Nonperforming Assets by State
                                                              March 31, 2002
                                                         (Dollars in thousands)


                                  Non-Accrual Loans(a)                    Foreclosed Real Estate (FRE)
                        -------------------------------------          ---------------------------------
                          Residential              Commercial          Residential            Commercial                 NPAs as
                          Real Estate                Real              Real Estate              Real        Total        a % of
        State              1 - 4          5+        Estate                1 - 4        5+      Estate       NPAs(b)       Loans
----------------------- ------------   ----------  ----------          -----------  --------  ----------   ----------   -----------
Northern California        $ 85,118       $  251     $   104             $  275     $ -0-      $   -0-      $ 85,748         .45%
Southern California         131,327          568         656              1,589       -0-          -0-       134,140         .80
Florida                      36,549          -0-          23                825       -0-          -0-        37,397        1.29
Texas                        19,913          -0-         -0-              2,637       -0-          -0-        22,550         .98
New Jersey                   19,304          -0-         -0-                183       -0-          -0-        19,487         .96
Washington                   14,710          421         -0-                -0-       -0-          -0-        15,131         .85
Illinois                     18,601          -0-         -0-                525       -0-          -0-        19,126        1.26
Colorado                      2,383           66         -0-                -0-       -0-          -0-         2,449         .17
Arizona                       6,085          -0-         -0-                308       -0-          -0-         6,393         .62
Pennsylvania                 12,003          -0-         -0-              1,263       -0-          -0-        13,266        1.32
Other(c)                     60,637          143         -0-              4,395       -0-          -0-        65,175        1.10
                        ------------   ---------- -----------          ---------   --------   ----------   ----------   -----------
  Totals                   $406,630       $1,449     $   783           $ 12,000     $ -0-      $   -0-       420,862         .76
                        ============   ========== ===========          =========   ========   ==========

FRE general valuation allowance                                                                                 (337)       (.00)
                                                                                                           ----------   -----------
Total nonperforming assets                                                                                  $420,525        .76%
                                                                                                           ==========   ===========


(a)        Non-accrual loans are 90 days or more past due and have no unpaid interest accrued.
(b)        The March 31, 2002 balances include loans that were securitized into FNMA MBS and MBS-REMICs.
(c)        All states included in other have total loan balance less than 2% of total loans.


                                                                TABLE 12

                                                      Nonperforming Assets by State
                                                              March 31, 2001
                                                         (Dollars in thousands)

                                  Non-Accrual Loans(a)                    Foreclosed Real Estate (FRE)
                        -------------------------------------          ---------------------------------
                          Residential              Commercial          Residential            Commercial                 NPAs as
                          Real Estate                Real              Real Estate              Real        Total        a % of
        State              1 - 4          5+        Estate                1 - 4        5+      Estate       NPAs(b)       Loans
----------------------- ------------   ----------  ----------          -----------  --------  ----------   ---------   -----------
Northern California        $ 45,582       $  450     $   103             $  305     $ -0-      $   -0-      $ 46,440        .27%
Southern California          89,445          -0-         581              2,094       -0-          -0-        92,120        .56
Florida                      24,580          -0-          25                 14       -0-          -0-        24,619        .95
Texas                        13,891          -0-         -0-                302       -0-          -0-        14,193        .66
New Jersey                   15,938          -0-         -0-                392       -0-          156        16,486        .83
Washington                    5,191          -0-         -0-                -0-       -0-          -0-         5,191        .31
Illinois                     10,825          215         -0-                592       -0-          -0-        11,632        .72
Colorado                      1,719          -0-         -0-                -0-       -0-          -0-         1,719        .12
Arizona                       4,811          -0-         -0-                564       -0-          -0-         5,375        .51
Pennsylvania                 12,105          -0-         -0-              1,238       -0-          -0-        13,343       1.25
Other(c)                     41,753           84         -0-              1,793       -0-          -0-        43,630        .77
                        ------------   ----------   ---------          ---------   -------   ----------   -----------   -----------
  Totals                   $265,840        $ 749     $   709             $7,294     $ -0-      $   156       274,748        .52
                        ============   ==========   =========          =========   =======   ==========

FRE general valuation allowance                                                                                 (166)      (.00)
                                                                                                          -----------   -----------
Total nonperforming assets                                                                                  $274,582        .52%
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

           The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001.

                                    TABLE 13

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)


                                                                              Three Months Ended
                                                                                   March 31
                                                                        ------------------------------
                                                                            2002             2001
                                                                        -------------    -------------
  Beginning allowance for loan losses                                      $ 261,013        $ 236,708
  Provision for loan losses charged to expense                                 8,539            3,183
  Loans charged off                                                             (321)             (29)
  Recoveries                                                                      96              133
  Net transfer of allowance (to) from recourse liability                         -0-           (2,031)
                                                                        -------------    -------------
  Ending allowance for loan losses                                         $ 269,327        $ 237,964
                                                                        =============    =============

  Ratio of net chargeoffs (recoveries) to average loans
    outstanding (including MBS with recourse
    and MBS-REMICs)                                                             .00%             .00%
                                                                        =============    =============

  Ratio of allowance for loan losses to total loans
    (including MBS with recourse and MBS-REMICs)                                .48%             .45%
                                                                        =============    =============

  Ratio of allowance for loan losses to nonperforming assets                   64.0%            86.7%
                                                                        =============    =============


Deposits

           The Company raises deposits through its retail branch system as well as through the capital markets.

           Retail deposits increased during the first quarter of 2002 by $1.0 billion, including interest credited of $230 million, compared to an increase of $749 million, including interest credited of $348 million in the first quarter of 2001. Retail deposits increased during the first quarter of 2002 because the public found savings to be a more favorable investment compared with other alternatives. At March 31, 2002 and 2001, transaction accounts (which include checking, passbook, and money market accounts) represented 47% and 23%, respectively, of the total balance of deposits.

           The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of March 31, 2001 included $745 million of these wholesale CDs. There were no outstanding wholesale CDs at March 31, 2002 or December 31, 2001.

           The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 2002 and 2001.

                                    TABLE 14

                                    Deposits
                              (Dollars in millions)


                                                                                               March 31
                                                                     -----------------------------------------------------------
                                                                                 2002                           2001
                                                                     ----------------------------   ----------------------------
                                                                        Rate*           Amount         Rate*           Amount
                                                                     -----------    -------------   -----------    -------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.28 %         $   97          3.18 %        $    90
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 1.96            4,544          3.28            3,167
      Passbook accounts                                                     .85              470          1.52              454
      Money market deposit accounts                                        2.82           11,471          4.21            3,422
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  2.61            8,848          5.82           13,455
        1 to 2 years                                                       3.86            6,152          6.04            6,931
        2 to 3 years                                                       4.74            1,616          5.73            1,352
        3 to 4 years                                                       5.01              912          5.80              466
        4 years and over                                                   5.31            1,232          5.92              673
      Retail jumbo CDs                                                     3.99              166          5.73              602
      Wholesale CDs                                                         .00              -0-          5.23              745
                                                                                    -------------                  -------------
                                                                                        $ 35,508                       $ 31,357
                                                                                    =============                  =============

    Deposits by remaining maturity:
        No contractual maturity                                            2.52 %       $ 16,582          3.61 %       $  7,133
        Maturity within one year                                           3.28           15,756          5.87           22,099
        1 to 5 years                                                       4.60            3,154          5.79            2,093
        Over 5 years                                                       5.55               16          5.41               32
                                                                                    -------------                  -------------
                                                                                        $ 35,508                       $ 31,357
                                                                                    =============                  =============

  * Weighted average interest rate, including the impact of interest rate swaps.

     At March 31, the weighted average cost of deposits was 3.04% (2002) and 5.35% (2001).

Advances from Federal Home Loan Banks

           The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $17.5 billion at March 31, 2002, compared to $18.0 billion at December 31, 2001, and $18.9 billion at March 31, 2001, respectively.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $29 million, $224 million, and $855 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

Other Borrowings

           At March 31, 2002, Golden West, at the holding company level, had a total of $500 million of subordinated debt issued and outstanding as compared to $600 million at March 31, 2001. As of March 31, 2002, the Company's subordinated debt securities were rated A2 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

           In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. At March 31, 2002, the Company had issued and outstanding $200 million of five-year senior debt in connection with the aforementioned registration statement. As of March 31, 2002, the Company's senior debt was rated A1 and A by Moody's and S&P, respectively.

           During 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of March 31, 2002, WSB had not issued any notes under this authority. As of March 31, 2002, WSB's long-term deposits and other senior obligations were rated Aa3 by Moody's and A+ by S&P.

Stockholders' Equity

           The Company's stockholders' equity increased by $178 million during the first three months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders and the $49 million cost of the repurchase of Company stock. The Company's stockholders' equity increased by $149 million during the first three months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at March 31, 2002, December 31, 2001, and March 31, 2001 were $215 million, $221 million, and $219 million, respectively.

           Since 1993, through five separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of March 31, 2002, 47.3 million shares had been repurchased and retired at a cost of $1.1 billion since October 1993, of which 765 thousand were purchased and retired at a cost of $49 million during the first three months of 2002. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of March 31, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           The following tables show WSB's and WTX's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2002 and 2001.

                                    TABLE 15

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                              As of March 31, 2002
                             (Dollars in thousands)


                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $4,723,573       8.00%            $  885,434      1.50%              ---            ---
Tier 1 (core or leverage)             4,723,573       8.00              2,361,158      4.00            $  2,951,447       5.00%
Tier 1 risk-based                     4,723,573      13.55              ---           ---                 2,091,647       6.00
Total risk-based                      5,088,062      14.60              2,788,862      8.00               3,486,078      10.00

WTX
Tangible                              $ 404,702       5.25%            $  115,677      1.50%              ---            ---
Tier 1 (core or leverage)               404,702       5.25                308,473      4.00             $   385,591       5.00%
Tier 1 risk-based                       404,702      25.16              ---           ---                    96,512       6.00
Total risk-based                        404,847      25.17                128,682      8.00                 160,853      10.00

                                    TABLE 16

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                              As of March 31, 2001
                             (Dollars in thousands)



                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $3,826,199       6.78%            $  846,144      1.50%              ---            ---
Tier 1 (core or leverage)             3,826,199       6.78              2,256,384      4.00             $ 2,820,480       5.00%
Tier 1 risk-based                     3,826,199      11.70              ---           ---                 1,962,209       6.00
Total risk-based                      4,157,555      12.71              2,616,279      8.00               3,270,349      10.00

WTX
Tangible                              $ 291,338       5.39%            $   81,061      1.50%              ---            ---
Tier 1 (core or leverage)               291,338       5.39                216,163      4.00              $  270,203       5.00%
Tier 1 risk-based                       291,338      26.94              ---           ---                    64,882       6.00
Total risk-based                        291,339      26.94                 86,510      8.00                 108,137      10.00

Results Of Operations

           Net Earnings

           Net earnings for the three months ended March 31, 2002 were $238 million compared to net earnings of $176 million (excluding the cumulative effect of the accounting change) for the three months ended March 31, 2001. Net earnings increased in 2002 as compared to 2001 primarily as a result of increased net interest income and increased noninterest income, which were partially offset by an increase in general and administrative expenses. Net earnings for the three months ended March 31, 2001, including the cumulative effect of the accounting change, net of tax, were $170 million. See page 6 for further discussion on SFAS 133 and the cumulative effect of the accounting change.

           Net Interest Income

           The largest component of the Company's revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company's net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company's primary earning asset, by originating and retaining high-quality adjustable rate home loans. Over the short term, however, net interest income can be influenced by business conditions, especially movements in interest rates, which can temporarily increase or reduce changes in net interest income.

           Net interest income amounted to $467 million for the three months ended March 31, 2002. This amount represented a 29% increase over the $363 million reported during the same period in 2001. As discussed below, the significant growth of net interest income in 2002 compared with the prior year resulted primarily from an increase in the Company's primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

           As noted in the discussion of the Gap on pages 10 and 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended March 31, 2002, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.31% with a high of 3.21% and a low of 1.88%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001. While the Company's cost of funds declined considerably during 2001, the yield on the Company's assets fell by only 166 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, and by yearend reached 3.21%, the highest level in the Company's history. During the first quarter of 2002, the Company's cost of funds declined by an additional 34 basis points. At the same time, the Company's asset yield fell by 54 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in the first quarter of 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 3.01% at March 31, 2002. However, the average primary spread in the first quarter of 2002 was significantly greater than the level reported for the same period in 2001, leading to a substantial increase in net interest income for the first three months of 2002 compared with the first quarter of 2001.

           The table below shows the components of the Company's spread at March 31, 2002, December 31, 2001, and March 31, 2001.

                                    TABLE 17

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread


                                                    March 31                   December 31               March 31
                                                      2002                         2001                    2001
                                                  --------------             -----------------         -------------
                     Yield on loan portfolio               5.85%                         6.39%                 8.03%
                     Yield on MBS                          5.70                          6.35                  7.97
                     Yield on investments                  5.95                          2.86                  7.35
                                                  --------------             -----------------         -------------
                     Yield on earning assets               5.82                          6.36                  8.01
                                                  --------------             -----------------         -------------
                     Cost of deposits                      3.04                          3.39                  5.35
                     Cost of borrowings                    2.35                          2.72                  5.59
                                                  --------------             -----------------         -------------
                     Cost of funds                         2.81                          3.15                  5.45
                                                  --------------             -----------------         -------------
                     Primary spread                        3.01%                         3.21%                 2.56%
                                                  ==============             =================         =============


           The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates principally because of lags related to the indexes. The majority of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (COFI). The Company's portfolio also contains loans that are tied to the Golden West Cost of Savings Index (COSI) and to the Certificate of Deposit Index (CODI). As previously discussed on pages 10 and 11, there is a two-month reporting lag for COFI and a one-month reporting lag for COSI and CODI, as well as repricing lags for COFI and CODI. Additionally, certain features of adjustable rate mortgages cause the yield on the Company's ARM portfolio to lag changes in market interest rates. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

                                    TABLE 18

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)


                                                      Three Months Ended                           Three Months Ended
                                                        March 31, 2002                               March 31, 2001
                                      ---------------------------------------------    ------------------------------------------
                                                          Annualized      End of                        Annualized         End of
                                          Average           Average       Period         Average         Average           Period
                                        Balances(a)          Yield         Yield       Balances(a)        Yield             Yield
                                      ----------------  ---------------  ----------   -------------   --------------   ----------
ASSETS
Investment securities                     $ 2,904,853           1.98%      5.95%       $ 3,164,205           5.90%         7.35%
Mortgage-backed securities                 12,090,974           5.95       5.70         18,315,427           7.98          7.97
Loans receivable(b)                        43,316,336           6.08       5.85         34,633,307           8.14          8.03
Invest. in capital stock of FHLBs           1,055,578           5.94       4.32          1,078,277           6.35          6.49
                                     ----------------   -------------                 -------------    -------------
Interest-earning assets                   $59,367,741           5.85%                  $57,191,216           7.93%
                                     ================   =============                 =============    =============

LIABILITIES
Deposits:
   Checking accounts                      $  105,546           2.10%       1.28%        $  137,933           2.19%         3.18%
   Savings accounts                       15,053,235           2.44        2.53          6,957,652           3.55          3.62
   Term accounts                          20,065,569           3.67        3.50         24,795,967           5.94          5.86
                                     ----------------   -------------    ----------   -------------    -------------   ----------
    Total deposits                        35,224,350           3.14        3.04         31,891,552           5.40          5.35
Advances from FHLBs                       17,550,669           2.29        2.19         19,293,276           6.08          5.56
Reverse repurchases                           95,510           1.76        0.78          1,229,272           5.76          5.15
Other borrowings                           3,393,103           2.84        5.55          1,943,601           6.12          6.65
                                     ----------------   -------------                 -------------    -------------
Interest-bearing liabilities             $56,263,632           2.85%                   $54,357,701           5.68%
                                     ================   =============                 =============    =============

          Average net interest spread                          3.00%                                         2.25%
                                                        =============                                  =============

          Net interest income            $   466,899                                   $  362,595
                                     ================                                 =============

          Net yield on average interest-
              earning assets                                   3.15%                                         2.54%
                                                        =============                                  =============


(a)        Averages are computed using daily balances.
(b)        Includes nonaccrual loans (90 days or  more past due).

           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 2002 and 2001.

                                    TABLE 19

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues


                                                        Three Months Ended
                                                             March 31
                                                    ---------------------------
                                                       2002            2001
                                                    ------------     ----------
Interest on loans                                          70.2%          59.9%
Interest on mortgage-backed securities                     19.2           31.0
Interest and dividends on investments                       3.2            5.4
                                                    ------------     ----------
                                                           92.6           96.3
Less:
  Interest on deposits                                     29.5           36.6
  Interest on advances and other borrowings                13.3           28.9
                                                    ------------     ----------
                                                           42.8           65.5

Net interest income                                        49.8           30.8
  Provision for loan losses                                  .9             .3
                                                    ------------     ----------
Net interest income after provision for loan losses        48.9           30.5

Add:
  Fees                                                      3.9            2.7
  Gain on the sale of securities, MBS and loans             1.5             .5
  Change in fair value of derivatives                        .8            (.7)
  Other non-interest income                                 1.2            1.2
                                                    ------------     ----------
                                                            7.4            3.7
Less:
  General and administrative expenses                      15.0           10.0
  Taxes on income                                          15.9            9.3
  Cumulative effect of accounting change                    0.0             .5
                                                     -----------     ----------
Net earnings                                               25.4%          14.4%
                                                     ===========     ==========

           Interest Rate Swaps

           The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into solely to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any interest rate swaps or other derivative financial instruments for trading purposes.

                                    TABLE 20

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)


                                                      Three Months Ended
                                                        March 31, 2002
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2001                         $   103            $   621
Additions                                                -0-                275
Maturities                                               -0-                (76)
                                               --------------    ---------------
Balance at March 31, 2002                            $   103            $   820
                                               ==============    ===============

           The range of floating interest rates received on swap contracts in the first three months of 2002 was 1.72% to 3.67%, and the range of floating interest rates paid on swap contracts was 1.80% to 2.00%. The range of fixed interest rates received on swap contracts in the first three months of 2002 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.16% to 8.15%.

           Interest rate swap payment activity increased net interest income by $8.3 million for the three months ended March 31, 2002 as compared to a decrease of $1.2 million for the same period in 2001.

           Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. In addition to the one-time charge, the Company reported pre-tax income of $7 million, or $.03 after tax per diluted share for the three months ended March 31, 2002 as compared to pre-tax expense of $8 million, or $.03 after tax per diluted share for the quarter ended March 31, 2001, associated with the ongoing valuation of the Company's swaps. This additional income/expense occurred because the market value of Golden West's swaps changed in 2002 and 2001 in conjunction with changes in short-term interest rates. The changes in fair value of these swap contracts are reflected as assets or liabilities on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at March 31, 2002.

           Interest on Loans

           In the first quarter of 2002, interest on loans decreased by $47 million or 6.6% from the comparable period in 2001. The decrease in the first quarter of 2002 was due to a 206 basis point decrease in the average portfolio yield which was partially offset by a $8.7 billion increase in the average portfolio balance.

           Interest on Mortgage-Backed Securities

           In the first quarter of 2002, interest on mortgage-backed securities decreased by $186 million or 50.8% from the comparable period in 2001. The decrease in the first quarter of 2002 was primarily due to a $6.2 billion decrease in the average portfolio balance and a 203 basis point decrease in the average portfolio yield. The decrease in the mortgage-backed securities portfolio was primarily due to the desecuritization of FNMA MBS into loans and the high prepayment rate on the loans underlying the MBS, as discussed on page 12.

           Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the first quarter of 2002, interest and dividends on investments decreased by $34 million or 52.8% from the comparable period in 2001. The decrease in the first quarter of 2002 was due to a $259 million decrease in the average portfolio balance and a 392 basis point decrease in the average portfolio yield. Investment income in the first quarter 2002 was also bolstered by $4.4 million because the fourth quarter 2001 FHLB of San Francisco dividend, which we received in February 2002, was unexpectedly high.

           Interest on Deposits

           In the first quarter of 2002, interest on deposits decreased by $154 million or 35.8% from the comparable period in 2001. The decrease in the first quarter of 2002 was due to a 228 basis point decrease in the average cost of deposits partially offset by a $3.2 billion increase in the average balance of deposits.

           Interest on Advances and Other Borrowings

           In the first quarter of 2002, interest on advances and other borrowings decreased by $216 million or 63.4% from the comparable period of 2001. The decrease in the first quarter of 2002 was primarily due to a 375 basis point decrease in the average cost of these borrowings and a $1.4 billion decrease in the average balance.

           Provision for Loan Losses

           The provision for loan losses was $9 million for the three months ended March 31, 2002 compared to $3 million for the same period in 2001. The increase in the provision for loan losses in 2002 reflected the growth in the loan portfolio over the prior year and the increase in nonperforming assets.

           Noninterest Income

           Noninterest income was $70 million for the three months ended March 31, 2002 compared to $43 million for the same period in 2001. The increase in 2002 as compared to 2001 resulted primarily from increased gains on the sale of fixed-rate mortgages and the income associated with the ongoing valuation of swaps.

           General and Administrative Expenses

           For the first quarter of 2002, general and administrative expenses (G&A) were $141 million compared to $117 million for the comparable period in 2001. G&A as a percentage of average assets on an annualized basis was .96% for the first quarter of 2002 compared to .84% for the same period in 2001. G&A expenses increased in 2002 because of the costs associated with the ongoing investments in personnel, facilities, and technology.

           Taxes on Income

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.5% for the first quarter of 2002 compared to 38.3% for the first quarter of 2001.

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

           The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 24), and general and administrative expenses. At March 31, 2002, December 31, 2001, and March 31, 2001, Golden West's total cash and investments amounted to $213 million, $364 million, and $385 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at March 31, 2002, December 31, 2001, and March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 10, 11 and 28. The simulation model projects net interest income, net earnings, and capital ratios based on an immediate interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For certain assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at March 31, 2002, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.



                                                          PART II. OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    April 30, 2002 - Annual Meeting

                                                        For              Against         Withheld         Abstain
                                                 ------------------   --------------  ---------------  --------------
(b)     Directors elected:

        Louis J. Galen                                 142,656,696                         1,785,354
        Antonia Hernandez                              143,032,058                         1,409,992
        Bernard A. Osher                               143,020,107                         1,421,943

(c)     Ratification of Auditors:

        Appointment of Deloitte & Touche LLP,
        independent public accountants, for
        the fiscal year 2002
                                                       142,143,298        1,799,830                          498,922
(d)     Approval of the Amended and Restated
        Golden West Financial Corporation
        Incentive Bonus Plan
                                                       140,902,224        2,125,897                        1,413,929


Other Directors continuing in office are:
Maryellen Cattani Herringer, Patricia A. King, Kenneth T. Rosen, Marion O. Sandler, Herbert M. Sandler, and Leslie Tang Schilling.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

         Exhibit No.       Description

         3 (a) Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K
                       (File No. 1-4269) for the year ended December 31, 1990.

         3 (b) By-Laws of the Company, as amended in 1997, are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1997.

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

         10 (b) Annual Incentive Bonus Plan is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company's 2002 Annual Meeting of Stockholders.

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

         10 (e) Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1990.

         10 (f) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

         11            Statement of Computation of Earnings Per Share

(b)   Reports on Form 8-K

           The Registrant did not file any current reports on Form 8-K with the Commission during the first quarter for of 2002.





                                   Signatures

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 9, 2002


                                                          /s/ Russell W. Kettell
                                                         -----------------------
                                                             Russell W. Kettell
                                           President and Chief Financial Officer



                                                            /s/ William C. Nunan
                                                         -----------------------
                                                                William C. Nunan
                        Group Senior Vice President and Chief Accounting Officer