Form 10-Q/A
period 2002-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2002-05-21
CIK 42293

================================================================================


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

Explanatory Note

           This amendment to Form 10-Q on Form 10-Q/A has been prepared to reflect the correction of only a single sentence in the "Interest Rate Swaps"
section included under the "Results of Operations" discussion in Item 2. The amended sentence states that interest rate swap payment activity decreased net interest income by $6.0 million for the three months ended March 31, 2002. In the original 10-Q filing, this sentence incorrectly reported that interest rate swap payment activity increased net interest income by $8.3 million for the three months ended March 31, 2002.

           This amendment has no effect on net income, total assets, total liabilities, or total equity as previously reported. No part of the Form 10-Q for March 31, 2002 as previously filed, other than this sentence, is affected by this amendment.

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

           Interest rate swap payment activity decreased net interest income by $6.0 million for the three months ended March 31, 2002 as compared to a decrease of $1.2 million for the same period in 2001.

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

                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 21, 2002
                                                          /s/ Russell W. Kettell
                                                        ________________________
                                                              Russell W. Kettell
                                           President and Chief Financial Officer



                                                            /s/ William C. Nunan
                                                        ________________________
                                                                William C. Nunan
                        Group Senior Vice President and Chief Accounting Officer