Form 10-Q
period 2002-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2002-08-13
CIK 42293

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

                              ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The number of shares outstanding of the registrant's common stock as of July 31, 2002:


                      Common Stock -- 154,556,427 shares.




================================================================================

================================================================================

                       GOLDEN WEST FINANCIAL CORPORATION


                               TABLE OF CONTENTS


                                                                       Page No.
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

   Consolidated Statement of Financial Condition -
    June 30, 2002 and 2001 and December 31, 2001..............................1

   Consolidated Statement of Net Earnings -
    For the three and six months ended June 30, 2002 and 2001.................2

   Consolidated Statement of Cash Flows -
    For the three and six months ended June 30, 2002 and 2001.................3

   Consolidated Statement of Stockholders' Equity -
    For the six months ended June 30, 2002 and 2001...........................5

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................6
               New Accounting Pronouncements..................................6
               Financial Highlights...........................................8
               Financial Condition...........................................10
               Cash and Investments..........................................12
               Mortgage-Backed Securities (MBS) and Loans Receivable.........12
               Mortgage Servicing Rights.....................................20
               Asset Quality.................................................20
               Deposits......................................................23
               Advances from Federal Home Loan Banks.........................25
               Securities Sold Under Agreements to Repurchase................25
               Other Borrowings..............................................25
               Stockholders' Equity..........................................25
               Regulatory Capital............................................26
               Results of Operations.........................................28
               Liquidity and Capital Resources...............................35

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.....36

PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...............................37

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

           The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and six-month periods have been included. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year.

                                                                                Golden West Financial Corporation
                                                                          Consolidated Statement of Financial Condition
                                                                                     (Dollars in thousands)

                                                                             June 30            December 31            June 30
                                                                              2002                  2001                 2001
                                                                         ----------------     -----------------    -----------------
                                                                           (Unaudited)                               (Unaudited)
                                                                         ----------------                          -----------------
Assets
  Cash                                                                       $   332,027           $   339,059          $   439,590
  Securities available for sale at fair value                                    369,238               622,670              672,055
  Other investments at cost                                                          -0-                   -0-                  375
  Purchased mortgage-backed securities available for sale                         40,562               233,403              218,876
  Purchased mortgage-backed securities held to maturity                          216,697               275,150              337,212
  Mortgage-backed securities with recourse held to maturity                    7,141,275            13,569,619           17,657,738
  Loans receivable                                                            51,624,345            41,065,375           35,511,200
  Interest earned but uncollected                                                198,842               255,600              268,954
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                            1,050,819             1,105,773            1,074,756
  Foreclosed real estate                                                          11,664                11,101                8,472
  Premises and equipment--at cost less accumulated depreciation                  343,620               328,579              316,760
  Other assets                                                                   993,025               779,942              925,555
                                                                         ----------------     -----------------    -----------------
                                                                             $62,322,114           $58,586,271          $57,431,543
                                                                         ================     =================    =================

Liabilities and Stockholders' Equity
  Deposits                                                                   $36,230,741           $34,472,585          $31,491,959
  Advances from Federal Home Loan Banks                                       18,948,901            18,037,509           18,945,452
  Securities sold under agreements to repurchase                                  21,936               223,523              851,197
  Federal funds purchased                                                         50,000                   -0-                  -0-
  Bank notes                                                                   1,052,822                   -0-              634,951
  Senior debt--net of discount                                                   198,407               198,215                  -0-
  Subordinated notes--net of discount                                            399,761               599,511              599,148
  Taxes on income                                                                462,940               457,964              471,232
  Other liabilities                                                              302,017               312,774              385,474
  Stockholders' equity                                                         4,654,589             4,284,190            4,052,130
                                                                         ----------------     -----------------    -----------------
                                                                             $62,322,114           $58,586,271          $57,431,543
                                                                         ================     =================    =================





                                                                                          Golden West Financial Corporation
                                                                                       Consolidated Statement of Net Earnings
                                                                                                     (Unaudited)
                                                                                   (Dollars in thousands except per share figures)

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30                              June 30
                                                                -------------------------------     --------------------------------
                                                                    2002              2001               2002             2001
                                                                -------------     -------------     ---------------   --------------
Interest Income
    Interest on loans                                               $711,522          $672,823          $1,369,722       $1,377,647
    Interest on mortgage-backed securities                           112,479           371,669             292,447          737,266
    Interest and dividends on investments                             29,788            53,252              59,856          117,014
                                                                -------------     -------------     ---------------   --------------
                                                                     853,789         1,097,744           1,722,025        2,231,927
Interest Expense
    Interest on deposits                                             263,148           406,117             539,729          836,865
    Interest on advances                                             100,010           239,572             200,277          533,008
    Interest on repurchase agreements                                    612            14,537               1,032           32,226
    Interest on other borrowings                                      25,000            34,217              49,069           63,932
                                                                -------------     -------------     ---------------   --------------
                                                                     388,770           694,443             790,107        1,466,031
                                                                -------------     -------------     ---------------   --------------
Net Interest Income                                                  465,019           403,301             931,918          765,896
Provision for loan losses                                              5,186             5,641              13,725            8,824
                                                                -------------     -------------     ---------------   --------------
Net Interest Income after Provision for Loan Losses                  459,833           397,660             918,193          757,072
Noninterest Income
    Fees                                                              33,369            42,721              69,872           74,033
    Gain on the sale of securities, MBS and loans                      6,487             7,883              20,906           13,760
    Change in fair value of derivatives                               (2,174)            1,588               4,957           (5,914)
    Other                                                             13,611            14,636              25,562           28,272
                                                                -------------     -------------     ---------------   --------------
                                                                      51,293            66,828             121,297          110,151
Noninterest Expense
    General and administrative:
        Personnel                                                     85,207            72,002             168,039          140,198
        Occupancy                                                     21,240            19,480              42,405           39,289
        Deposit insurance                                              1,509             1,418               3,011            2,804
        Advertising                                                    3,042             3,048               6,927            4,925
        Other                                                         31,969            29,167              63,646           55,316
                                                                -------------     -------------     ---------------   --------------
                                                                     142,967           125,115             284,028          242,532
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                           368,159           339,373             755,462          624,691
Taxes on income                                                      141,791           130,444             291,013          239,683
                                                                -------------     -------------     ---------------   --------------
Income before Cumulative Effect of Accounting Change                 226,368           208,929             464,449          385,008
Cumulative effect of accounting change, net of tax                       -0-               -0-                 -0-           (6,018)
                                                                -------------     -------------     ---------------   --------------
Net Earnings                                                        $226,368          $208,929          $  464,449       $  378,990
                                                                =============     =============     ===============   ==============


Basic Earnings Per Share before
    Cumulative Effect of Accounting Change                           $  1.46           $  1.32            $   2.99         $   2.43
Cumulative effect of accounting change, net of tax                       .00               .00                 .00             (.04)
                                                                -------------     -------------     ---------------   --------------
Basic Earnings Per Share                                             $  1.46           $  1.32            $   2.99         $   2.39
                                                                =============     =============     ===============   ==============

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change                           $  1.44           $  1.30            $   2.95         $   2.40
Cumulative effect of accounting change, net of tax                       .00               .00                 .00             (.04)
                                                                -------------     -------------     ---------------   --------------
Diluted Earnings Per Share                                           $  1.44           $  1.30            $   2.95         $   2.36
                                                                =============     =============     ===============   ==============



                                                                                     Golden West Financial Corporation
                                                                                   Consolidated Statement of Cash Flows
                                                                                                (Unaudited)
                                                                                          (Dollars in thousands)


                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30                            June 30
                                                                 ------------------------------    --------------------------------
                                                                      2002            2001             2002              2001
                                                                 ---------------  -------------    --------------   ---------------
Cash Flows from Operating Activities
  Net earnings                                                        $ 226,368     $  208,929        $  464,449         $ 378,990
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                             5,186          5,641            13,725             8,824
    Amortization of loan (fees), costs, and (discounts)                  13,255          6,276            20,456            11,090
    Depreciation and amortization                                         9,138          7,967            17,923            16,262
    Loans originated for sale                                          (248,933)      (671,234)         (702,307)         (893,426)
    Sales of loans                                                      339,498        712,205         1,110,787           986,777
    Decrease in interest earned but uncollected                           9,576          6,215            57,978             5,873
    Federal Home Loan Bank stock dividends                              (12,363)       (15,137)          (28,048)          (32,245)
    Increase in other assets                                            (17,582)      (109,309)         (216,128)         (336,795)
    Increase (decrease) in other liabilities                            (38,487)        29,193           (10,757)           36,913
    Increase (decrease) in taxes on income                             (101,949)       (55,639)           16,026            41,157
    Other, net                                                            7,653         (6,153)           17,534           (14,074)
                                                                 ---------------  -------------    --------------   ---------------
      Net cash provided by operating activities                         191,360        118,954           761,638           209,346

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                   (6,648,850)   (4,957,486)       (11,624,052)       (8,529,304)
    Other, net                                                         (225,541)     (110,010)          (374,360)         (183,985)
                                                                 ---------------  -------------    --------------   ---------------
                                                                     (6,874,391 )   (5,067,496)      (11,998,412)       (8,713,289)
  Real estate loan principal payments:
    Monthly payments                                                    280,147        135,532           520,685           254,581
    Payoffs, net of foreclosures                                      2,616,121      2,512,510         4,895,804         4,025,875
                                                                 ---------------  -------------    --------------   ---------------
                                                                      2,896,268      2,648,042         5,416,489         4,280,456

  Purchases of mortgage-backed securities available for sale                -0-       (123,520)              -0-          (161,983)
  Sales of mortgage-backed securities available for sale                    -0-            -0-           176,063               -0-
  Repayments of mortgage-backed securities                              768,368      2,057,621         2,041,791         3,090,747
  Proceeds from sales of real estate                                     11,505          8,110            24,770            17,629
  Decrease (increase) in securities available for sale                   81,461       (278,656)          231,929          (278,669)
  Decrease in other investments                                             -0-        199,498               -0-           368,180
  Redemptions of Federal Home Loan Bank stock                               -0-         26,175            81,782            26,768
  Additions to premises and equipment                                   (16,976)       (14,868)          (34,127)          (25,673)
                                                                      ---------------  -------------    --------------   ----------
    Net cash used in investing activities                            (3,133,765)      (545,094)       (4,059,715)       (1,395,834)






                                                                                          Golden West Financial Corporation
                                                                                  Consolidated Statement of Cash Flows (Continued)
                                                                                                     (Unaudited)
                                                                                               (Dollars in thousands)

                                                                    Three Months Ended                  Six Months Ended
                                                                          June 30                            June 30
                                                              ------------------------------    --------------------------------
                                                                   2002            2001             2002              2001
                                                              ---------------  -------------    --------------    --------------
Cash Flows from Financing Activities
  Net increase in deposits(a)                                       $ 722,389     $  135,000       $  1,758,156       $ 1,444,040
  Additions to Federal Home Loan Bank advances                      2,120,000        467,860         3,140,000           881,550
  Repayments of Federal Home Loan Bank advances                      (711,859)      (459,197)       (2,228,608)       (1,667,895)
  Proceeds from agreements to repurchase securities                   501,190      1,205,285           509,455         3,506,242
  Repayments of agreements to repurchase securities                  (507,777)    (1,208,595)         (711,042)       (3,512,319)
  Increase (decrease) in federal funds purchased                     (150,000)      (270,000)           50,000               -0-
  Increase in bank notes                                            1,052,822        634,923         1,052,822           634,923
  Repayment of subordinated debt                                     (100,000)           -0-          (200,000)              -0-
  Dividends on common stock                                           (11,230)        (9,920)          (22,506)          (19,824)
  Exercise of stock options                                             6,168          6,702            11,925             8,931
  Purchase and retirement of Company stock                            (20,500)           -0-           (69,157)              -0-
                                                               ---------------  -------------    --------------    --------------
    Net cash provided by financing activities                       2,901,203        502,058         3,291,045         1,275,648
                                                               ---------------  -------------    --------------    --------------
Net Increase (Decrease) in Cash                                       (41,202)        75,918            (7,032)           89,160
Cash at beginning of period                                           373,229        363,672           339,059           350,430
                                                               ---------------  -------------    --------------    --------------
Cash at end of period                                               $ 332,027     $  439,590       $   332,027        $  439,590
                                                               ===============  =============    ==============    ==============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                        $ 381,833     $  713,127       $   786,746        $1,502,524
    Income taxes                                                      243,756        186,100           275,178           194,856
  Cash received for interest and dividends                            863,468      1,105,489         1,778,783         2,239,279
  Noncash investing activities:
    Loans and MBS converted from
        adjustable rate to fixed-rate                                  52,910        301,761           224,633           361,711
    Loans transferred to foreclosed real estate                        11,166          8,806            22,185            16,706
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                                    -0-            -0-               -0-         2,995,949
    Loans securitized into mortgage-backed securities
        with recourse recorded as loans receivable per SFAS 140     5,351,703      3,004,577        12,194,076         3,004,577
    Mortgage-backed securities held to maturity
        desecuritized into adjustable rate loans and recorded
        as loans receivable                                         2,072,618            -0-         4,147,670               -0-


(a)   Includes a decrease of $626 million and $66 million of wholesale deposits for the quarter and six months ended June 30, 2001, respectively.



                                                                         Golden West Financial Corporation
                                                                Consolidated Statement of Stockholders' Equity
                                                                              (Unaudited)
                                                                          (Dollars in thousands)

                                                                    For the Six Months Ended June 30, 2002
                                         -------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                       Additional                       Other             Total
                                           Common        Paid-in       Retained      Comprehensive     Stockholders'   Comprehensive
                                            Stock        Capital       Earnings         Income            Equity          Income
                                         -----------  ------------   ------------   ---------------   ---------------  -------------

Balance at January 1, 2002                $ 15,553     $ 173,500      $ 3,873,758    $    221,379      $  4,284,190
Comprehensive income:
  Net earnings                                 -0-           -0-          464,449             -0-           464,449     $   464,449
  Change in unrealized gains on
    securities available for sale,
    net of tax                                 -0-           -0-              -0-         (13,565)          (13,565)        (13,565)
  Reclassification adjustment for
    gains included in income                   -0-           -0-              -0-            (747)             (747)           (747)
                                                                                                                       -------------
    Comprehensive Income                                                                                                $   450,137
                                                                                                                       =============
Common stock issued upon
  exercise of stock options                     52        11,873              -0-              -0-           11,925
Purchase and retirement of
   Company stock                              (109)          -0-          (69,048)             -0-          (69,157)
Cash dividends on common
   stock ($.145 per share)                     -0-           -0-          (22,506)             -0-          (22,506)
                                         -----------  ------------   ------------   ---------------    --------------
Balance at June 30, 2002                  $ 15,496     $ 185,373      $ 4,246,653    $     207,067      $ 4,654,589
                                         ===========  ============   ============   ===============    ==============


                                                                               For the Six Months Ended June 30, 2001
                                         -------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                       Additional                       Other             Total
                                           Common        Paid-in       Retained      Comprehensive     Stockholders'   Comprehensive
                                            Stock        Capital       Earnings         Income            Equity          Income
                                         -----------  ------------   ------------   ---------------   ---------------  -------------

Balance at January 1, 2001                $ 15,841     $ 151,458      $ 3,287,325    $     232,663      $ 3,687,287
Comprehensive income:
  Net earnings                                 -0-           -0-          378,990              -0-          378,990     $   378,990
  Change in unrealized gains on
    securities available for sale,
    net of tax                                 -0-           -0-              -0-           (3,254)          (3,254)         (3,254)
                                                                                                                       -------------
    Comprehensive Income                                                                                                $   375,736
                                                                                                                       =============
Common stock issued upon
   exercise of stock options                    47         8,884              -0-              -0-            8,931
Cash dividends on common
   stock ($.125 per share)                     -0-           -0-          (19,824)             -0-          (19,824)
                                         -----------  ------------   ------------   ---------------    --------------
Balance at June 30, 2001                  $ 15,888     $ 160,342      $ 3,646,491    $     229,409      $ 4,052,130
                                         ===========  ============   ============   ===============    ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion and analysis covers those material changes in liquidity and capital resources that have occurred since December 31, 2001, as well as material changes in results of operations during the three and six month periods ended June 30, 2002 and 2001, respectively.

           The following narrative is written with the presumption that the users have read or have access to the Company's 2001 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed here.

           The Securities and Exchange Commission (SEC) maintains a web-site, which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including Golden West. The address is: www.sec.gov. In addition, financial information about Golden West can be obtained at the Company's website, www.gdw.com.

           This report may contain certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, forward-looking statements are subject to change. Actual results may differ materially from the results discussed in forward-looking statements for the reasons among others discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report on Form 10-K.

New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Condition and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on June 30, 2002, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Because the Company retains 100% of the beneficial interests in its MBS and MBS-REMIC securitizations, it does not have any effective "retained interests" requiring disclosures under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable (see pages 12 and 20 for further discussions).

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

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations"(SFAS 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

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

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS 146) which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost should be recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

                                                                                Golden West Financial Corporation
                                                                                       Financial Highlights
                                                                                          (Unaudited)
                                                                          (Dollars in thousands except per share figures)

                                                                             June 30        December 31       June 30
                                                                               2002            2001             2001
                                                                         --------------   --------------   --------------
       Assets                                                             $ 62,322,114     $ 58,586,271     $57,431,543
       Loans receivable including mortgage-backed securities                59,022,879       55,143,547       53,725,026
       Adjustable rate mortgages including MBS                              56,263,460       51,794,400       50,385,100
       Deposits                                                             36,230,741       34,472,585       31,491,959
       Stockholders' equity                                                  4,654,589        4,284,190        4,052,130

       Stockholders' equity/total assets                                          7.47%            7.31%            7.06%
       Book value per common share                                        $      30.04     $      27.55     $      25.50
       Common shares outstanding                                           154,957,387      155,531,777      158,876,757

       Yield on loan portfolio                                                    5.57%            6.39%            7.53%
       Yield on mortgage-backed securities                                        5.72%            6.35%            7.54%
       Yield on investments                                                      17.23%            2.86%            5.50%
       Yield on earning assets                                                    5.59%            6.36%            7.52%
       Cost of deposits                                                           2.92%            3.39%            4.80%
       Cost of borrowings                                                         2.20%            2.72%            4.62%
       Cost of funds                                                              2.65%            3.15%            4.73%
       Yield on earning assets less cost of funds                                 2.94%            3.21%            2.79%

       Ratio of nonperforming assets to total assets                               .63%             .67%             .53%
       Ratio of troubled debt restructured to total assets                         .01%             .00%             .00%

       Loans serviced for others with recourse                            $  2,991,206     $  2,797,634     $  2,124,614
       Loans serviced for others without recourse                            2,262,751        2,035,250        1,366,016

       World Savings Bank, FSB
         Total assets                                                     $ 62,307,618     $ 58,377,834     $ 57,423,598
         Net worth                                                           5,111,507        4,701,922        4,267,107
         Net worth/total assets                                                   8.20%            8.05%            7.43%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                      7.91%            7.71%            7.07%
           Total risk-based capital                                              14.10%           14.24%           13.19%
       World Savings Bank, FSB (Texas)
         Total assets                                                     $  7,750,886     $  7,680,360     $  5,733,238
         Net worth                                                             407,623          401,886          293,387
         Net worth/total assets                                                   5.26%            5.23%            5.12%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                      5.26%            5.23%            5.12%
           Total risk-based capital                                              24.81%           25.05%           25.57%

(a) For regulatory purposes, the requirements to be considered "well-capitalized" are 5.0% and 10.0% for tier 1 capital and total risk-based capital, respectively.


                                                                                            Golden West Financial Corporation
                                                                                                   Financial Highlights
                                                                                                        (Unaudited)
                                                                                    (Dollars in thousands except per share figures)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30                              June 30
                                                              -----------------------------------  --------------------------------
                                                                   2002               2001               2002             2001
                                                              ---------------    ---------------   --------------    ------------
New real estate loans originated                                $  6,897,783      $   5,628,720     $ 12,326,359      $ 9,422,730
New adjustable rate mortgages as a percentage of
  new real estate loans originated                                        95%                83%              93%               85%
Refinances as a percentage of new real estate
  loans originated                                                        56%                58%              59%               56%

Deposits increase(a)                                            $    722,389      $     135,000     $  1,758,156      $  1,444,040

Net earnings before cumulative effect of
  accounting change                                             $    226,368      $     208,929     $    464,449      $    385,008
Net earnings                                                         226,368            208,929          464,449           378,990
Basic earnings per share before cumulative effect
  of accounting change                                          $       1.46      $        1.32     $       2.99      $       2.43
Basic earnings per share                                                1.46               1.32             2.99              2.39
Diluted earnings per share before cumulative effect
  of accounting change                                          $       1.44      $        1.30     $       2.95      $       2.40
Diluted earnings per share                                              1.44               1.30              2.95             2.36

Cash dividends on common stock                                  $      .0725      $       .0625     $       .145      $       .125
Average common shares outstanding                                154,899,196        158,724,536      155,155,946       158,602,033
Average diluted common shares outstanding                        157,078,432        160,968,179      157,269,057       160,771,429

Ratios:(b)
  Net earnings before accounting change/
    average net worth (ROE)                                            19.85%             21.19%           20.76%            20.01%
  Net earnings before accounting change/
    average assets (ROA)                                                1.49%              1.47%            1.55%             1.36%
  Net interest margin(c)                                                3.15%              2.92%            3.21%             2.78%
  General and administrative expense/average assets                      .94%               .88%             .95%              .86%
  Efficiency ratio(d)                                                  27.69%             26.61%           26.97%            27.68%


(a) Includes a decrease of $626 million and $66 million of wholesale deposits for the quarter and six months ended June 30, 2001, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six month period and dividing by four and seven, respectively.
(c) Net interest margin is net interest income divided by average interest-earning assets.
(d) The efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

            The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 2002, December 31, 2001, and June 30, 2001. The reader is referred to page 46 of the Company's 2001 Annual Report on Form 10-K for similar information for the years 1998 through 2001 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                                                                 TABLE 1

                                                                  Consolidated Condensed Balance Sheet
                                                                             In Percentage Terms

                                                             June 30               December 31              June 30
                                                              2002                    2001                    2001
                                                          --------------         ----------------         -------------
Assets
   Cash and investments                                             1.1%                  1.6%                  1.9%
   Loans receivable including mortgage-backed
     securities                                                    94.7                   94.2                  93.5
   Other assets                                                     4.2                    4.2                   4.6
                                                          --------------         ----------------         -------------
                                                                  100.0%                100.0%                100.0%
                                                          ==============         ================         =============
Liabilities and Stockholders' Equity
   Deposits                                                        58.1%                 58.9%                 54.8%
   Federal Home Loan Bank advances                                 30.4                  30.8                  33.0
   Securities sold under agreements to repurchase                    .0                    .4                   1.5
   Federal funds purchased                                           .1                    .0                    .0
   Bank notes                                                       1.7                    .0                   1.1
   Senior debt                                                       .3                    .3                    .0
   Subordinated debt                                                 .6                   1.0                   1.0
   Other liabilities                                                1.3                   1.3                   1.5
   Stockholders' equity                                             7.5                   7.3                   7.1
                                                          --------------         ----------------         -------------
                                                                  100.0%                100.0%                100.0%
                                                          ==============         ================         =============

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

           The following gap table shows that, as of June 30, 2002, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company, in particular, the Eleventh District Cost of Funds Index
(COFI), which is the index Golden West uses to determine the rate on the largest portion of its existing adjustable rate mortgages (ARMs). The reporting lag occurs because of the time it takes to gather the data needed to compute the index. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior, resulting in a two month reporting lag. The repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month, and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates. Consequently, when the interest rate environment changes, the COFI lags cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down earnings when rates rise. Additionally, the Company originates loans that are tied to the Golden West Cost of Savings Index (COSI). The COSI reflects the actual rate on Golden West's deposits as of the prior monthend and has a one-month reporting lag. The Company also originates loans that are tied to the Certificate of Deposit Index
(CODI), which is the 12-month rolling average of the monthly average of the three-month certificate of deposit rate as published in the Federal Reserve H-15 Statistical Report. CODI has a one-month reporting lag. In addition, by virtue of being a 12-month rolling average, the repricing of CODI trails changes in short-term market interest rates. For more information on how these lags affect net interest income, see pages 28 and 29. Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company's liabilities.

                                                                                            TABLE 2
                                                               Repricing of Interest-Earning Assets and Interest-Bearing
                                                                       Liabilities, Repricing Gaps, and Gap Ratio
                                                                                     As of June 30, 2002
                                                                                    (Dollars in millions)

                                                                                  Projected Repricing(a)
                                                  ----------------------------------------------------------------------------------
                                                      0 - 3           4 - 12           1 - 5            Over 5
                                                     Months           Months           Years            Years             Total
                                                  -------------   ---------------  --------------   --------------    --------------
Interest-Earning Assets

  Investments                                          $    368          $    -0-        $    -0-          $     1          $    369
  Mortgage-backed securities:
    Adjustable rate                                       6,668               -0-             -0-              -0-             6,668
    Fixed-rate                                               55               139             369              168               731
  Loans receivable:
    Adjustable rate                                      47,027             1,776             705              -0-            49,508
    Fixed-rate                                              111               261             808              707             1,887
  Other(b)                                                1,316               -0-             -0-              -0-             1,316
  Impact of interest rate swaps                             556              (320)           (236)             -0-               -0-
                                                  -------------   ---------------  --------------   --------------    --------------
Total                                                  $ 56,101          $  1,856        $  1,646          $   876          $ 60,479
                                                  =============   ===============  ==============   ==============    ==============
Interest-Bearing Liabilities
  Deposits(c)                                          $ 25,779          $  6,888        $  3,550          $    14          $ 36,231
  FHLB advances                                          18,205               296               3              445            18,949
  Other borrowings                                        1,325               -0-             398              -0-             1,723
  Impact of interest rate swaps                              91               (91)            -0-              -0-               -0-
                                                  -------------   ---------------  --------------   --------------    --------------
Total                                                  $ 45,400          $  7,093        $  3,951          $   459          $ 56,903
                                                  =============   ===============  ==============   ==============    ==============


Repricing gap                                          $ 10,701          $ (5,237)       $ (2,305)         $   417
                                                  =============   ===============  ==============   ==============
Cumulative gap                                         $ 10,701          $  5,464        $  3,159          $ 3,576
                                                  =============   ===============  ==============   ==============
Cumulative gap as a percentage of
    total assets                                           17.2%              8.8%            5.1%
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

Cash and Investments

           At June 30, 2002, December 31, 2001, and June 30, 2001, the Company had securities available for sale in the amount of $369 million, $623 million and $672 million, respectively, including unrealized gains on securities available for sale of $338 million, $362 million, and $377 million, respectively. At June 30, 2002, December 31, 2001, and June 30, 2001, the Company had no securities held for trading in its investment securities portfolio.

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

           During the first half of 2002, the Company desecuritized $4.1 billion of Federal National Mortgage Association (FNMA) MBS that were classified as MBS held to maturity with recourse. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

           The following table shows the components of the Company's loans receivable portfolio, including MBS, at June 30, 2002, December 31, 2001, and June 30, 2001.

                                     TABLE 3
             Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in thousands)

                                                         June 30          December 31           June 30
                                                          2002                2001               2001
                                                     ----------------   -----------------   ----------------
Loans                                                    $35,973,805         $35,952,918       $ 32,644,920
Securitized loans (a)(b)                                  15,659,091           5,186,717          2,956,619
                                                     ----------------   -----------------   ----------------
    Total loans, excluding MBS                            51,632,896          41,139,635         35,601,539
                                                     ----------------   -----------------   ----------------

FNMA MBS (c)                                                     -0-           4,732,779          6,385,423
MBS-REMICs                                                 7,141,275           8,836,840         11,272,315
Purchased MBS                                                257,259             508,553            556,088
                                                     ----------------   -----------------   ----------------
    Total MBS                                              7,398,534          14,078,172         18,213,826
                                                     ----------------   -----------------   ----------------

Other (d)                                                     (8,551)            (74,260)           (90,339)
                                                     ----------------   -----------------   ----------------
Total loans receivable, including MBS                    $59,022,879         $55,143,547       $ 53,725,026
                                                     ================   =================   ================

(a)  Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on page 6).
(b)  Includes $4.2 billion at June 30, 2002 of loans securitized with FNMA where the securitized loans are subject to full credit recourse to the Company.
(c)  The underlying loans of the FNMA MBS are subject to full credit recourse to the Company.
(d)  Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

           Repayments from the loan portfolio, including MBS, were $3.7 billion and $7.5 billion for the three and six months ended June 30, 2002 as compared to $4.7 billion and $7.4 billion during the same periods in 2001. Loan portfolio repayments were lower in the second quarter of 2002 as compared to 2001 due to a decrease in the prepayment rate, and were similar for the first six months of 2002 and 2001.

           Mortgage-Backed Securities

           At June 30, 2002, December 31, 2001, and June 30, 2001, the Company had MBS held to maturity in the amount of $7.4 billion, $13.8 billion, and $18.0 billion, respectively. The decrease was due primarily to prepayments and to the desecuritization of $4.1 billion of MBS during the first half of 2002. MBS-REMICs and purchased MBS are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At June 30, 2002, December 31, 2001, and June 30, 2001, the Company had MBS available for sale in the amount of $41 million, $233 million, and $219 million, respectively, including unrealized gains on MBS available for sale of $1 million at June 30, 2002, $2 million at December 31, 2001, and $24 thousand at June 30, 2001. During the first quarter of 2002, the Company sold $176 million of MBS available for sale which resulted in a gain of $3 million. At June 30, 2002, December 31, 2001, and June 30, 2001, the Company had no trading MBS.

           Repayments of MBS during the second quarter and first six months of 2002 were $768 million and $2.0 billion compared to $2.1 billion and $3.1 billion during the same periods in 2001. MBS repayments were lower during the first half of 2002 as compared to the first half of 2001 due to a decrease in the prepayment rate and a decrease in the balance of MBS outstanding.

           Loans

           New loan originations for the three and six months ended June 30, 2002 amounted to $6.9 billion and $12.3 billion compared to $5.6 billion and $9.4 billion for the same periods in 2001. The volume of originations increased during 2002 due to a continued strong demand for mortgage loans and an increase in the popularity of adjustable rate mortgages, the Company's principal product. The decrease in interest rates in 2001 led to an increase in refinance activity nationwide. Refinances have continued to constitute a large portion of the mortgage market in 2002. Refinanced loans were 56% and 59%, respectively, of new loan originations for the three and six months ended June 30, 2002, compared to 58% and 56%, respectively, for the three and six months ended June 30, 2001.

           First mortgages originated for sale amounted to $235 million and $675 million for the three and six months ended June 30, 2002, compared to $640 million and $840 million for the same periods in 2001. During the second quarter and first six months of 2002, $53 million and $225 million of loans, including MBS, were converted at the customers' request from adjustable rate to fixed-rate compared to $302 million and $362 million for the same periods in 2001. The Company sells most of its new and converted fixed-rate loans. For the three and six months ended June 30, 2002, the Company sold $302 million and $1.0 billion, respectively, of fixed-rate first mortgage loans compared to $672 million and $887 million for the same periods in 2001.

           At June 30, 2002, the Company had lending operations in 38 states. The largest source of mortgage originations was loans secured by residential properties in California. For the three and six months ended June 30, 2002, 68% of total loan originations were on residential properties in California compared to 71% for the same periods in 2001. The five largest states, other than California, for originations for the six months ended June 30, 2002, were Florida, Texas, New Jersey, Washington, and Colorado with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS with recourse and MBS-REMICs) that was comprised of residential loans in California was 64% at June 30, 2002, December 31, 2001 and June 30, 2001. Of the 64% at June 30, 2002, 54% were in Northern California and 46% were in Southern California.

           The Company emphasizes adjustable rate mortgages -- loans with interest rates that change periodically in accordance with movements in specified indexes. The portion of the mortgage portfolio (including MBS and MBS-REMICs) composed of adjustable rate loans was 95% at June 30, 2002 compared to 94% at December 31, 2001, and 94% at June 30, 2001. The Company's ARM originations constituted 95% and 93%, respectively, of new mortgage loans made for the second quarter and first six months of 2002 compared to 83% and 85% for the same periods in 2001.

           Golden West originates ARMs tied primarily to CODI, COFI, and COSI. Prior to 2001, the Company also originated ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2002 and 2001.

                                     TABLE 4

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                       Three Months Ended         Six Months Ended
                        June 30                        June 30
              ----------------------------    --------------------------
 ARM Index        2002            2001            2002          2001
-----------   ------------    ------------    ------------  ------------
    CODI       $ 3,316,752     $       -0-     $ 4,860,400   $      -0-
    COFI         1,126,392       2,253,906       2,140,049    3,368,145
    COSI         2,115,656       2,435,626       4,409,535    4,671,870
              ------------    ------------    ------------  ------------
               $ 6,558,800     $ 4,689,532     $11,409,984   $8,040,015
              ============    ============    ============  ============

           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS and ARM MBS-REMICs) at June 30, 2002, December 31, 2001, and June 30, 2001.

                                     TABLE 5

                   Adjustable Rate Mortgage Portfolio by Index
                     (Including ARM MBS and ARM MBS-REMICs)
                             (Dollars in thousands)

                         June 30             December 31            June 30
   ARM Index               2002                 2001                  2001
----------------    -----------------    ------------------    -----------------

     CODI               $ 5,346,902          $    552,746         $        -0-
     COFI                27,352,241            29,010,008           26,736,755
     COSI                22,130,973            20,943,596           22,205,572
   Other(a)               1,433,344             1,288,050            1,408,920
                   -----------------    ------------------    -----------------
                        $56,263,460          $ 51,794,400         $ 50,351,247
                   =================    ==================    =================

(a)    Includes equity lines of credit.

           During the life of the ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including ARMs swapped into MBS with recourse and MBS-REMICs before any reduction for loan servicing fees) was 12.17% or 6.52% above the actual weighted average rate at June 30, 2002, versus 12.25% or 4.60% above the weighted average rate at June 30, 2001.

           Approximately $5.1 billion of the Company's ARM loans (including MBS with recourse and MBS-REMICs) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2002, $2.3 billion of ARM loans had reached their rate floors as compared to $323 million at June 30, 2001. The weighted average floor rate on the loans that had reached their floor was 5.92% at June 30, 2002 compared to 7.74% at June 30, 2001. Without the floor, the average rate on these loans would have been 5.20% at June 30, 2002 and 7.19% at June 30, 2001.

           Most of the Company's loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust in the form of fixed-rate loans and equity lines of credit (ELOCs) indexed to the prime rate. The Company's fixed-rate second mortgage originations amounted to $51 million and $95 million for the second quarter and first six months of 2002 compared to $82 million and $155 million for the same periods in 2001. The outstanding balance of fixed-rate seconds amounted to $300 million and $436 million at June 30, 2002 and 2001, respectively. The Company established new ELOCs totaling $538 million and $129 million in the first six months of 2002 and 2001, respectively. The outstanding balance of ELOCs amounted to $625 million and $116 million at June 30, 2002 and 2001, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $1.0 billion and $199 million at June 30, 2002 and 2001, respectively.

           The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an equity line of credit.

           During the second quarter and first six months of 2002, 14% of loans originated exceeded 80% of the appraised value of the property. For the second quarter and first six months of 2001, 12% of loans originated were in excess of 80% of the appraised value of the property.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (CLTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, many first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $37 million and $72 million for the second quarter and first six months of 2002 as compared to $40 million and $100 million for the same periods in 2001. In addition, the Company carries pool mortgage insurance on most seconds not sold, including equity lines of credit. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and six months ended June 30, 2002 and 2001.

                                     TABLE 6

                  Mortgage Originations with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in thousands)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30                          June 30
                                                    ------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                    -------------    -------------    --------------  -------------
First mortgages with loan to value ratios
greater than 80%:

  With mortgage insurance                               $ 70,851        $  65,812        $  121,914     $  101,564
  With no mortgage insurance                              16,673           29,369            36,096         49,365
                                                    -------------    -------------    --------------  -------------
                                                          87,524           95,181           158,010        150,929
                                                    -------------    -------------    --------------  -------------

First and second mortgages with combined loan to value ratios greater than 80%:

  With pool insurance on second mortgages                645,882          300,969         1,205,625        534,987
  With no pool insurance                                 216,670          297,974           301,341        481,290
                                                    -------------    -------------    --------------  -------------
                                                         862,552          598,943         1,506,966      1,016,277
                                                    -------------    -------------    --------------  -------------

    Total                                               $950,076        $ 694,124        $1,664,976     $1,167,206
                                                    =============    =============    ==============  =============

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at June 30, 2002 and 2001.

                                     TABLE 7

                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in thousands)

                                                     As of June 30
                                           ---------------------------------
                                                2002               2001
                                           --------------     --------------

First mortgages with loan to value
ratios greater than 80%:

  With mortgage insurance                     $ 473,248         $  404,813
  With no mortgage insurance                    383,247            672,187
                                           --------------     --------------
                                                856,495          1,077,000
                                           --------------     --------------

First and second mortgages with combined loan to value ratios greater than 80%:

  With pool insurance on second mortgages     2,960,853          1,323,985
  With no pool insurance                        404,283            532,637
                                           --------------     --------------
                                              3,365,136          1,856,622
                                           --------------     --------------
    Total                                    $4,221,631         $2,933,622
                                           ==============     ==============

           The following tables show the Company's loan portfolio by state at June 30, 2002 and 2001.

                                     TABLE 8

                             Loan Portfolio by State
                                  June 30, 2002
                             (Dollars in thousands)

                                       Residential
                                       Real Estate                                  Commercial                              Loans
                            ----------------------------------                         Real                Total         as a % of
          State                  1 - 4               5+               Land            Estate                Loans         Portfolio
--------------------------  ----------------   ---------------    -------------   ----------------    ----------------   -----------
Northern California            $ 18,530,279        $1,754,610            $   5          $  14,339         $20,299,233        34.55%
Southern California              15,900,895         1,571,756              -0-              1,525          17,474,176        29.74
Florida                           3,040,478            32,587              -0-                 94           3,073,159         5.23
Texas                             2,333,348           103,982              137                849           2,438,316         4.15
New Jersey                        2,145,145               -0-              -0-              1,315           2,146,460         3.65
Washington                        1,191,831           674,763              -0-                -0-           1,866,594         3.18
Illinois                          1,433,971           127,350              -0-                -0-           1,561,321         2.66
Colorado                          1,268,946           186,538              -0-              4,421           1,459,905         2.48
Other(a)                          8,310,757           124,961                3              3,065           8,438,786        14.36
                            ----------------   ---------------    -------------   ----------------    ----------------    ----------
  Totals                       $ 54,155,650        $4,576,547           $  145          $  25,608          58,757,950        100.00%
                            ================   ===============    =============   ================                        ==========

Deferred loan costs                                                                                           273,500
Loan discount on purchased loans                                                                                 (882)
Undisbursed loan funds                                                                                         (7,143)
Allowance for loan losses                                                                                    (273,881)
Loans to facilitate (LTF) interest reserve                                                                       (134)
Troubled debt restructured (TDR) interest reserve                                                                 (11)
Loans on deposits                                                                                              16,221
                                                                                                      ----------------
   Total loan portfolio and loans securitized into MBS-REMICs                                              58,765,620
Loans securitized into MBS-REMICs                                                                          (7,141,275)(b)(c)
                                                                                                      ----------------
  Total loans receivable                                                                                  $51,624,345
                                                                                                      ================

(a)   All states included in other have total loan balances with less than 2% of total loans.
(b)   The above schedule includes the June 30, 2002 balances of loans that were securitized and retained as MBS-REMICs.
(c)   The significantly lower balance compared with June 30, 2001 (see Table 9) is due to the repayment of MBS-REMICs over the past year and the desecuritization of FNMA MBS with recourse in the first half of 2002. Since March 31, 2001, all new FNMA
      MBS with recourse and MBS-REMICs have been classified as securitized loans per SFAS 140 (see discussion on page 6).

                                     TABLE 9

                             Loan Portfolio by State
                                  June 30, 2001
                             (Dollars in thousands)

                                        Residential
                                        Real Estate                                 Commercial                            Loans
                              ---------------------------------                        Real                Total         as a % of
           State                  1 - 4               5+              Land            Estate                Loans        Portfolio
  -------------------------   ---------------    --------------   -------------   ----------------    ---------------  -------------
  Northern California            $15,775,234        $1,776,907          $   99          $  18,552        $17,570,792         33.00%
  Southern California             14,865,240         1,627,418             -0-              4,028         16,496,686          30.99
  Florida                          2,632,552            17,699             -0-                208          2,650,459           4.98
  Texas                            2,101,291            65,593             191                982          2,168,057          4.07
  New Jersey                       1,978,178               -0-             -0-              2,111          1,980,289           3.72
  Washington                       1,074,793           611,148             -0-                -0-          1,685,941           3.17
  Illinois                         1,439,747           115,959             -0-                -0-          1,555,706           2.92
  Colorado                         1,244,450           186,905             -0-              4,596          1,435,951           2.70
  Other(a)                         7,612,287            79,438              14              4,391          7,696,130          14.45
                              ---------------    --------------   -------------   ----------------    ---------------    ----------
    Totals                      $ 48,723,772       $ 4,481,067          $  304          $  34,868         53,240,011         100.00%
                              ===============    ==============   =============   ================                       ==========

  Deferred loan costs                                                                                        162,358
  Loan discount on purchased loans                                                                            (1,259)
  Undisbursed loan funds                                                                                      (6,169)
  Allowance for loan losses                                                                                 (245,078)
  Loans to facilitate (LTF) interest reserve                                                                    (183)
  Troubled debt restructured (TDR) interest reserve                                                               (8)
  Loans on deposits                                                                                           19,266
                                                                                                      ---------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                                       53,168,938
  Loans securitized into FNMA MBS with recourse and MBS-REMICs                                           (17,657,738)(b)
                                                                                                      ---------------
    Total loans receivable                                                                               $35,511,200
                                                                                                      ===============

(a) All states included in other have total loan balances less than 2% of total loans.
(b) The above schedule includes the June 30, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

           Loan repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 2002, loan repayments were $2.9 billion and $5.4 billion compared to $2.6 billion and $4.3 billion for the same periods in 2001. The increase in loan repayments was primarily due to an increase in the balance of loans receivable outstanding.

           Securitized Loans

           During the second quarter and first six months of 2002, the Company securitized $5.4 billion and $12.2 billion of loans, respectively. During the second quarter of 2001, the Company securitized $3.0 billion of loans. At
June 30, 2002, the balance of securitized loans was $15.7 billion. These loans are available to be used as collateral for borrowings and are classified as loans receivable on the Statement of Financial Condition.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 2002 and 2001.

                                    TABLE 10

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                               Three Months Ended           Six Months Ended
                                                                                     June 30                        June 30
                                                                          ---------------------------    ---------------------------
                                                                              2002           2001            2002           2001
                                                                          -----------    ------------    -----------    ------------
  Beginning balance of capitalized mortgage servicing rights               $  61,470      $   29,970      $  56,056      $  28,355
  New capitalized mortgage servicing rights from loan sales                    5,291           9,176         15,212         13,458
  Amortization of capitalized mortgage servicing rights                       (4,983)         (3,037)        (9,490)        (5,704)
                                                                          -----------    ------------    -----------    ------------
  Ending balance of capitalized mortgage servicing rights                  $  61,778      $   36,109      $  61,778      $  36,109
                                                                          ===========    ============    ===========    ============

           The estimated amortization of the June 30, 2002 balance for the remainder of 2002 and the five years ending 2007 is $10.4 million (2002), $16.2 million (2003), $12.0 million (2004), $8.1 million (2005), $5.4 million (2006), and $8.0 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of Golden West's servicing rights did not exceed the fair value at June 30, 2002 or 2001 and, therefore, no write-down of the servicing rights to their fair value was necessary.

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

                                    TABLE 11

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                        June 30           December 31           June 30
                                                         2002                 2001                2001
                                                    ----------------    -----------------    ---------------
Non-accrual loans                                        $  382,458           $  382,510         $  295,537
Real estate acquired through foreclosure                     10,855               10,177              7,733
Real estate in judgment                                         809                  924                739
                                                    ----------------    -----------------    ---------------
Total nonperforming assets                               $  394,122           $  393,611         $  304,009
                                                    ================    =================    ===============

TDRs, net of interest reserve                             $   3,683            $   1,505           $    127
                                                    ================    =================    ===============

Ratio of NPAs to total assets                                  .63%                 .67%               .53%
                                                    ================    =================    ===============

Ratio of TDRs to total assets                                  .01%                 .00%               .00%
                                                    ================    =================    ===============

Ratio of NPAs and TDRs to total assets                         .64%                 .67%               .53%
                                                    ================    =================    ===============


           The balance of NPAs increased slightly from December 31, 2001 to June 30, 2002. NPAs continue to reflect the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the soft U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) is computed as the change in the interest reserve on non-accrual loans. This interest reserve is the amount of interest income that would have been recognized on these loans if they had been performing. Interest foregone on non-accrual loans was a recovery of $1 million for the second quarter of 2002 and an expense of $1 million for the six months ended June 30, 2002 compared to an expense of $2 million and $5 million for the same periods in 2001. Interest foregone on TDRs amounted to $1 thousand and $6 thousand for the three and six months ended June 30, 2002, compared to $13 thousand and $39 thousand for the three and six months ended June 30, 2001.

           The tables on the following page show the Company's nonperforming assets by state as of June 30, 2002 and 2001.

                                    TABLE 12

                          Nonperforming Assets by State
                                  June 30, 2002
                             (Dollars in thousands)

                                Non-Accrual Loans(a)                    Foreclosed Real Estate (FRE)
                       ------------------------------------    ---------------------------------------
                              Residential        Commercial           Residential        Commercial                  NPAs as
                              Real Estate           Real              Real Estate           Real          Total      a % of
        State            1 - 4          5+         Estate        1 - 4          5+         Estate        NPAs(b)      Loans
-------------------    ----------   ----------   ----------    ----------    --------    ----------    ----------   ----------
Northern California     $ 76,192     $    -0-     $     80      $    464      $  -0-      $    -0-      $ 76,736          .38%
Southern California      118,514          249          309         2,977         -0-           -0-       122,049          .70
Florida                   34,458          -0-           22           234         -0-           -0-        34,714         1.13
Texas                     20,282          -0-          442         1,341         -0-           -0-        22,065          .90
New Jersey                18,092          -0-          225           115         -0-           -0-        18,432          .86
Washington                13,911          -0-          -0-           326         -0-           -0-        14,237          .76
Illinois                  16,222          -0-          -0-         1,556         -0-           -0-        17,778         1.14
Colorado                   2,909           66          -0-            69         -0-           -0-         3,044          .21
Other(c)                  80,426           59          -0-         4,893         -0-           -0-        85,378         1.01
                       ----------   ----------   ----------    ----------    --------    ----------    ----------   ----------
  Totals                $381,006     $    374     $  1,078      $ 11,975      $  -0-      $    -0-       394,433          .67
                       ==========   ==========   ==========    ==========    ========    ==========

FRE general valuation allowance                                                                             (311)        (.00)
                                                                                                       ----------   ----------
Total nonperforming assets                                                                              $394,122           .67%
                                                                                                       ==========   ==========

(a)    Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)    The June 30, 2002 balances include loans that were securitized into MBS-REMICs.
(c)    All states included in Other have total loan balances less than 2% of total loans.

                                    TABLE 13

                          Nonperforming Assets by State
                                  June 30, 2001
                             (Dollars in thousands)

                                Non-Accrual Loans(a)                    Foreclosed Real Estate (FRE)
                       ------------------------------------    ---------------------------------------
                              Residential        Commercial           Residential        Commercial                  NPAs as
                              Real Estate           Real              Real Estate           Real          Total      a % of
        State            1 - 4          5+         Estate        1 - 4          5+         Estate        NPAs(b)      Loans
-------------------    ----------   ----------   ----------    ----------    --------    ----------    ----------   ----------
Northern California     $ 50,430     $    450     $    103      $    129      $  -0-      $    -0-      $ 51,112          .29%
Southern California       94,511          322          564         1,377         -0-           -0-        96,774          .59
Florida                   28,437          -0-           81           265         -0-           -0-        28,783         1.09
Texas                     14,453          -0-          -0-           974         -0-           -0-        15,427          .71
New Jersey                17,662          -0-          -0-           579         -0-           -0-        18,241          .92
Washington                 7,385          -0-          -0-           -0-         -0-           -0-         7,385          .44
Illinois                  13,801          -0-          -0-           420         194           -0-        14,415          .93
Colorado                   3,378          -0-          -0-           -0-         -0-           -0-         3,378          .24
Other(c)                  63,662          298          -0-         4,780         -0-           -0-        68,740          .89
                       ----------   ----------   ----------    ----------   --------     ----------    ----------   ----------
  Totals                $293,719     $  1,070     $    748      $  8,524      $  194      $    -0-       304,255          .57
                       ==========   ==========   ==========    ==========   ========     ==========

FRE general valuation allowance                                                                             (246)        (.00)
                                                                                                       ----------   ----------
Total nonperforming assets                                                                              $304,009          .57%
                                                                                                       ==========   ==========

(a)    Non-accrual loans are 90 days or more past due and  interest is not recognized on these loans.
(b)    The June 30, 2001 balances include loans that were securitized into FNMA MBS with recourse and MBS-REMICs.
(c)    All states included in Other have total loan balances with less than 2% of total loans.

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

           The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001.

                                    TABLE 14

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30                           June 30
                                                            -----------------------------    -----------------------------
                                                                2002            2001             2002             2001
                                                            ------------   -------------    -------------    -------------
Beginning allowance for loan losses                          $ 269,327       $  237,964       $  261,013      $   236,708
Provision for losses charged to expense                          5,186            5,641           13,725            8,824
Loans charged off                                                 (799)            (726)          (1,120)            (755)
Recoveries                                                         167               35              263              168
Net transfer to allowance from recourse liability                  -0-            2,164              -0-              133
                                                            ------------   -------------    -------------    -------------
Ending allowance for loan losses                             $ 273,881       $  245,078       $  273,881      $   245,078
                                                            ============   =============    =============    =============

Annualized ratio of net chargeoffs to average loans
   outstanding (including MBS with recourse
   and MBS-REMICs)                                                  .00%             .01%             .00%             .00%
                                                            ============   =============    =============    =============

Ratio of allowance for loan losses to total loans
   (including MBS with recourse and MBS-REMICs)                                                      .47%             .46%
                                                                                            =============    =============

Ratio of allowance for loan losses to nonperforming assets                                         69.5%            80.6%
                                                                                            =============    =============


Deposits

           The Company raises deposits through its retail branch system as well as through the capital markets.

           Retail deposits increased during the second quarter of 2002 by $722 million, including interest credited of $234 million, compared to an increase of $761 million, including interest credited of $334 million in the second quarter of 2001. Retail deposits increased during the first half of 2002 by $1.8 billion, including interest credited of $464 million, compared to an increase of $1.5 billion, including interest credited of $682 million in the first half of 2001. Retail deposits increased during the first six months of 2002 because the public found savings to be a more favorable investment compared with other alternatives. At June 30, 2002 and 2001, transaction accounts (which include checking, passbook, and money market accounts) represented 53% and 28%, respectively, of the total balance of deposits.

           The Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance as of June 30, 2001 included $119 million of these wholesale CDs. There were no outstanding wholesale CDs at June 30, 2002 or December 31, 2001.

           The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 2002 and 2001.

                                                                                                      TABLE 15

                                                                                                      Deposits
                                                                                                (Dollars in millions)

                                                                                               June 30
                                                                     -----------------------------------------------------------
                                                                                 2002                           2001
                                                                     ----------------------------   ----------------------------
                                                                        Rate*           Amount         Rate*           Amount
                                                                     -----------    -------------   -----------    -------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.55%        $    77          3.55%         $    94
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 1.93            4,352          3.29            3,577
      Passbook accounts                                                     .85              466          1.42              452
      Money market deposit accounts                                        2.85           14,278          4.10            4,548
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  2.25            7,002          4.92           13,166
        1 to 2 years                                                       3.40            5,636          5.73            6,406
        2 to 3 years                                                       4.40            1,725          5.61            1,434
        3 to 4 years                                                       4.86            1,072          5.68              537
        4 years and over                                                   5.22            1,491          5.88              680
      Retail jumbo CDs                                                     3.99              132          5.39              479
      Wholesale CDs                                                         .00              -0-          4.70              119
                                                                                    -------------                  -------------
                                                                                        $ 36,231                       $ 31,492
                                                                                    =============                  =============


    Deposits by remaining maturity:
        No contractual maturity                                            2.59%       $  19,173          3.62%        $  8,671
        Maturity within one year                                           2.96           13,494          5.22           20,755
        1 to 5 years                                                       4.50            3,550          5.50            2,035
        Over 5 years                                                       5.37               14          5.48               31
                                                                                    -------------                  -------------
                                                                                        $ 36,231                       $ 31,492
                                                                                    =============                  =============

     * Weighted average interest rate, including the impact of interest rate swaps.

          At June 30, the weighted average cost of deposits was 2.92% (2002) and 4.80% (2001).

Advances from Federal Home Loan Banks

           The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS-REMICs, other MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.9 billion at June 30, 2002, compared to $18.0 billion at December 31, 2001, and $18.9 billion at June 30, 2001.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into primarily with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos amounted to $22 million, $224 million, and $851 million at June 30, 2002,
December 31, 2001, and June 30, 2001, respectively.

Other Borrowings

           At June 30, 2002, Golden West, at the holding company level, had a total of $400 million of subordinated debt issued and outstanding as compared to $600 million at June 30, 2001. As of June 30, 2002, the Company's subordinated debt securities were rated A2 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively.

           In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. At June 30, 2002, the Company had issued and outstanding $200 million of five-year senior debt pursuant to such registration statement. In August 2002, the Company issued an additional $300 million of five-year senior debt pursuant to such registration statement. As of June 30, 2002, the Company's senior debt was rated A1 and A by Moody's and S&P, respectively.

           WSB has a $5 billion bank note program. At June 30, 2002, WSB had $1.1 billion of bank notes outstanding as compared to $635 million at June 30, 2001. As of June 30, 2002, WSB's bank notes were rated P1 and A1 by Moody's and S&P, respectively.

           During 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of June 30, 2002, WSB had not issued any notes under this authority. As of June 30, 2002, WSB's long-term deposits and other senior obligations were rated Aa3 by Moody's and A+ by S&P.

Stockholders' Equity

           The Company's stockholders' equity increased by $370 million during the first six months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $69 million cost of the repurchase of Company stock. The Company's stockholders' equity increased by $365 million during the first six months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at June 30, 2002, December 31, 2001, and June 30, 2001 were $207 million, $221 million, and $229 million, respectively.

           Since 1993, through five separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of June 30, 2002, 47.7 million shares had been repurchased and retired at a cost of $1.2 billion since October 1993, of which 1.1 million shares were purchased and retired at a cost of $69 million during the first six months of 2002. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

           The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) established capital standards for federally insured financial institutions, such as WSB and WSB's subsidiary, WTX. Under FIRREA, savings institutions must have tangible capital equal to at least 1.5% of adjusted total assets, core capital equal to at least 4% of adjusted total assets, and risk-based capital equal to at least 8% of risk-weighted assets.

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of June 30, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.



           The following tables show WSB's and WTX's regulatory capital ratios and compares them to the OTS minimum requirements at June 30, 2002 and 2001.

                                    TABLE 16

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                               As of June 30, 2002
                             (Dollars in thousands)

                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital         Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $4,904,386       7.91%          $   930,048       1.50%                    ---        ---
Tier 1 (core or leverage)             4,904,386       7.91             2,480,129       4.00            $  3,100,161       5.00%
Tier 1 risk-based                     4,904,386      13.36                   ---        ---               2,202,452       6.00
Total risk-based                      5,174,083      14.10             2,936,603       8.00               3,670,754      10.00

WTX
Tangible                             $  407,623       5.26%          $   116,263       1.50%                    ---        ---
Tier 1 (core or leverage)               407,623       5.26               310,035       4.00            $    387,544       5.00%
Tier 1 risk-based                       407,623      24.79                   ---        ---                  98,645       6.00
Total risk-based                        407,833      24.81               131,527       8.00                 164,409      10.00


                                    TABLE 17

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                               As of June 30, 2001
                             (Dollars in thousands)

                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital          Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $4,038,042       7.07%          $   856,399       1.50%                    ---        ---
Tier 1 (core or leverage)             4,038,042       7.07             2,283,732       4.00            $  2,854,665       5.00%
Tier 1 risk-based                     4,038,042      12.17                   ---        ---               1,990,178       6.00
Total risk-based                      4,376,473      13.19             2,653,570       8.00               3,316,963      10.00

WTX
Tangible                             $  293,387       5.12%          $    86,003       1.50%                    ---        ---
Tier 1 (core or leverage)               293,387       5.12               229,341       4.00            $    286,676       5.00%
Tier 1 risk-based                       293,387      25.57                   ---        ---                  68,849       6.00
Total risk-based                        293,388      25.57                91,799       8.00                 114,749      10.00


Results Of Operations

           Net Earnings

           Net earnings for the three months ended June 30, 2002 were $226 million compared to net earnings of $209 million for the three months ended June 30, 2001. Net earnings for the six months ended June 30, 2002 were $464 million compared to net earnings of $385 million (excluding the cumulative effect of the accounting change) for the six months ended June 30, 2001. Net earnings for the first six months increased in 2002 as compared to 2001 primarily as a result of increased net interest income and increased noninterest income, which were partially offset by an increase in general and administrative expenses. Net earnings for the six months ended June 30, 2001, including the cumulative effect of the accounting change, net of tax, were $379 million. See page 6 for further discussion on SFAS 133 and the cumulative effect of the accounting change.

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

           Net interest income amounted to $465 million and $932 million, respectively, for the three and six months ended June 30, 2002. These amounts represented 15% and 22% increases, respectively, over the $403 million and $766 million reported during the same periods in 2001. As discussed below, the growth of net interest income in 2002 compared with the prior year resulted from both expansion of the Company's earning assets and an increase in the Company's average primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

           Between June 30, 2001 and June 30, 2002, the Company's earning asset balance increased by $5.0 billion or 9%. This growth resulted from strong mortgage originations which more than offset loan repayments, especially in the second quarter of 2002.

           As noted in the discussion of the Gap on pages 10 and 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended June 30, 2002, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.36% with a monthend high of 3.21% and a monthend low of 1.88%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001. While the Company's cost of funds declined considerably during 2001, the yield on the Company's assets fell by only 166 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, and at December 31, 2001 reached 3.21%, the highest level in the Company's history. During the first half of 2002, the Company's cost of funds declined by an additional 50 basis points. At the same time, the Company's asset yield fell by 77 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in the first half of 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.94% at June 30, 2002. However, the average primary spread in the first half of 2002 was greater than the level reported for the same period in 2001, contributing to the increase in net interest income for the first six months of 2002 compared with the first half of 2001.

           The table below shows the components of the Company's spread at June 30, 2002, December 31, 2001, and June 30, 2001.

                                    TABLE 18

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                     June 30       December 31      June 30
                                      2002             2001          2001
                                  -------------   -------------   -------------
Yield on loan portfolio               5.57%            6.39%         7.53%
Yield on MBS                          5.72             6.35          7.54
Yield on investments                 17.23(a)          2.86          5.50
                                  -------------   -------------   -------------
Yield on earning assets               5.59             6.36          7.52
                                  -------------   -------------   -------------
Cost of deposits                      2.92             3.39          4.80
Cost of borrowings                    2.20             2.72          4.62
                                  -------------   -------------   -------------
Cost of funds                         2.65             3.15          4.73
                                  -------------   -------------   -------------
Primary spread                        2.94%            3.21%         2.79%
                                  =============   =============   =============

(a) The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage  Corporation stock combined with a smaller outstanding balance of other lower-yielding  investment  securities compared with the December 31, 2001 and the
    June 30, 2001 balances.


           The Company holds ARMs in order to manage the rate sensitivity of the asset side of the balance sheet. The yield on the Company's ARM portfolio tends to lag changes in market interest rates principally because of lags related to the indexes. The largest portion of the Company's ARMs have interest rates that change in accordance with an index based on the cost of deposits and borrowings of savings institutions that are members of the FHLB of San Francisco (COFI). The Company's portfolio also contains loans that are tied to the Golden West Cost of Savings Index (COSI) and to the Certificate of Deposit Index (CODI). As previously discussed on pages 10 and 11, there is a two-month reporting lag for COFI and a one-month reporting lag for COSI and CODI, as well as repricing lags for COFI and CODI. Additionally, certain features of adjustable rate mortgages cause the yield on the Company's ARM portfolio to lag changes in market interest rates. These features include introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. On balance, the index lags and ARM structural features cause the Company's assets initially to reprice more slowly than its liabilities, resulting in a temporary reduction in net interest income when rates increase and a temporary increase in net interest income when rates fall.

                                                                                   TABLE 19

                                                          Average Interest-Earning Assets and Interest-Bearing Liabilities
                                                                           (Dollars in thousands)

                                                     Three Months Ended                             Three Months Ended
                                                       June 30, 2002                                   June 30, 2001
                                    ---------------------------------------------   ------------------------------------------------
                                                         Annualized      End of                         Annualized         End of
                                        Average           Average        Period        Average            Average          Period
                                      Balances(a)          Yield          Yield       Balances(a)          Yield           Yield
                                    ----------------    -------------   ---------   ---------------    --------------    ---------
ASSETS
Investment securities                $    3,538,827          1.97%       17.23%(b)   $   3,153,417           4.84%          5.50%
Mortgage-backed securities                7,807,752          5.76         5.72          19,188,526           7.75           7.54
Loans receivable(c)                      49,758,774          5.72         5.57          34,323,819           7.84           7.53
Invest. in capital stock of FHLBs         1,043,235          4.74         4.32           1,077,496           5.62           5.53
                                    ----------------    -------------               ---------------    --------------
Interest-earning assets              $   62,148,588          5.50%                   $  57,743,258           7.60%
                                    ================    =============               ===============    ==============

LIABILITIES
Deposits:
 Checking accounts                   $      252,463           .90%        1.55%      $     134,038           2.50%          3.55%
 Savings accounts                        17,939,536          2.53         2.59           7,539,395           3.57           3.62
 Term accounts                           17,808,838          3.35         3.29          24,516,130           5.52           5.24
                                    ----------------    -------------   ---------   ---------------    --------------    ---------
     Total deposits                      36,000,837          2.92         2.92          32,189,563           5.05           4.80
Advances from FHLBs                      18,879,135          2.12         2.09          18,995,132           5.05           4.58
Reverse repurchases                         149,925          1.63          .44           1,250,331           4.65           4.25
Other borrowings                          3,946,268          2.53         3.41           2,605,557           5.25           5.51
                                    ----------------    -------------               ---------------    --------------
Interest-bearing liabilities         $   58,976,165          2.64%                   $  55,040,583           5.05%
                                    ================    =============               ===============    ==============

Average net interest spread                                  2.86%                                           2.55%
                                                        =============                                  ==============

Net interest income                  $  465,019                                      $  403,301
                                    ================                                ===============

Net yield on average interest-
 earning assets                                              2.99%                                           2.79%
                                                        ===============                                ==============


(a)   Averages are computed using daily balances.
(b)   The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage  Corporation stock combined with a smaller outstanding balance of other lower-yielding  investment  securities compared with  the June 30, 2001 balances
(c)   Includes nonaccrual loans (90 days or  more past due).

                                                                                   TABLE 20

                                                          Average Interest-Earning Assets and Interest-Bearing Liabilities
                                                                           (Dollars in thousands)

                                                     Six Months Ended                             Six Months Ended
                                                       June 30, 2002                                   June 30, 2001
                                    ---------------------------------------------   ------------------------------------------------
                                                         Annualized      End of                         Annualized         End of
                                        Average           Average        Period        Average            Average          Period
                                      Balances(a)          Yield          Yield       Balances(a)          Yield           Yield
                                    ----------------    -------------   ---------   ---------------    --------------    ----------
ASSETS
Investment securities                $    3,221,840          1.97%       17.23%(b)   $   3,158,811              5.37%        5.50%
Mortgage-backed securities                9,949,363          5.88         5.72          18,751,977              7.86         7.54
Loans receivable(c)                      46,537,555          5.89         5.57          34,478,563              7.99         7.53
Invest. in capital stock of FHLBs         1,049,407          5.35         4.32           1,077,887              5.98         5.53
                                    ----------------    -------------               ---------------    --------------
Interest-earning assets              $   60,758,165          5.67%                   $  57,467,238              7.77%
                                    ================    =============               ===============    ==============

LIABILITIES
Deposits:
 Checking accounts                   $      179,005          1.25%        1.55%     $      128,680              2.47%         3.55%
 Savings accounts                        16,496,386          2.49         2.59           7,248,566              3.56          3.62
 Term accounts                           18,937,203          3.52         3.29          24,664,048              5.73          5.24
                                    ----------------    -------------    ---------- ---------------    --------------    ----------
     Total deposits                      35,612,594          3.03         2.92          32,041,294              5.22          4.80
Advances from FHLBs                      18,214,902          2.20         2.09          19,144,204              5.57          4.58
Reverse repurchases                         122,720          1.68          .44           1,239,802              5.20          4.25
Other borrowings                          3,669,683          2.67         3.41           2,274,579              5.62          5.51
                                    ----------------    -------------               ---------------    --------------
Interest-bearing liabilities         $   57,619,899          2.74%                   $  54,699,879              5.36%
                                    ================    =============               ===============    ==============

Average net interest spread                                  2.93%                                              2.41%
                                                        =============                                  ==============

Net interest income                  $      931,918                                  $     765,896
                                    ================                                ===============

Net yield on average interest-
 earning assets                                              3.07%                                              2.67%
                                                        =============                                  ==============


(a)   Averages are computed using daily balances.
(b)   The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage  Corporation stock combined with a smaller outstanding balance of other lower-yielding  investment  securities compared with the June 30, 2001 balances.
(c)   Includes nonaccrual loans (90 days or  more past due).

39
           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 2002 and 2001.

                                    TABLE 21

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                Three Months Ended                 Six Months Ended
                                                                       June 30                         June 30
                                                              ---------------------------      -------------------------
                                                                 2002            2001            2002           2001
                                                              ------------     ----------      ----------     ----------
Interest on loans                                                    78.6%          57.8%           74.3%          58.8%
Interest on mortgage-backed securities                               12.4           31.9            15.9           31.5
Interest and dividends on investments                                 3.3            4.6             3.2            5.0
                                                              ------------     ----------      ----------     ----------
                                                                     94.3           94.3            93.4           95.3
Less:
  Interest on deposits                                               29.1           34.9            29.3           35.7
  Interest on advances and other borrowings                          13.8           24.8            13.6           26.9
                                                              ------------     ----------      ----------     ----------
                                                                     42.9           59.7            42.9           62.6

Net interest income                                                  51.4           34.6            50.5           32.7
  Provision for loan losses                                            .6             .5              .7             .4
                                                              ------------     ----------      ----------     ----------
Net interest income after provision for loan losses                  50.8           34.1            49.8           32.3

Add:
  Fees                                                                3.7            3.7             3.8            3.2
  Gain on the sale of securities, MBS, and loans                       .7             .7             1.1             .6
  Change in fair value of derivatives                                 (.2)            .1              .3            (.3)
  Other noninterest income                                            1.5            1.2             1.4            1.2
                                                              ------------     ----------      ----------     ----------
                                                                      5.7            5.7             6.6            4.7
Less:
  General and administrative expenses                                15.8           10.7            15.4           10.3
  Taxes on income                                                    15.7           11.2            15.8           10.2
  Cumulative effect of accounting change                               .0             .0              .0             .3
                                                              ------------     ----------      ----------     ----------
Net earnings                                                         25.0%          17.9%           25.2%          16.2%
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

                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                                       Six Months Ended
                                                         June 30, 2002
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2001                         $   103            $   621
Additions                                                -0-                275
Maturities                                               -0-               (170)
                                               --------------    ---------------
Balance at June 30, 2002                             $   103            $   726
                                               ==============    ===============

           The range of floating interest rates received on swap contracts in the first six months of 2002 was 1.72% to 3.67%, and the range of floating interest rates paid on swap contracts was 1.80% to 2.00%. The range of fixed interest rates received on swap contracts in the first six months of 2002 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.16% to 8.15%.

           Interest rate swap payment activity decreased net interest income by $4.9 million and $10.9 million for the three and six months ended June 30, 2002, respectively, as compared to decreases of $2.5 million and $3.7 million for the same periods in 2001.

Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $5 million, or $.02 after tax per diluted share for the six months ended June 30, 2002 as compared to pre-tax expense of $6 million, or $.02 after tax per diluted share for the six months ended June 30, 2001. This additional income/expense occurred because the market value of Golden West's swaps changed in 2002 and 2001 as a result of interest rate movements. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at June 30, 2002.

Interest on Loans

           In the second quarter of 2002, interest on loans increased by $39 million or 5.8% from the comparable period in 2001. The increase in the second quarter of 2002 was due to a $15.4 billion increase in the average portfolio balance which was partially offset by a 212 basis point decrease in the average portfolio yield. The growth of the average portfolio balance in the second quarter of 2002 was due both to originations exceeding repayments and to the desecuritization of $4.1 billion of FNMA MBS with recourse in the first half of 2002 which lowered the balance of MBS and increased the balance of loans receivable. In the first six months of 2002, interest on loans decreased by $8 million or .6% from the comparable period in 2001. The decrease in the first half of 2002 was due to a 210 basis point decrease in the average portfolio yield which was partially offset by a $12.1 billion increase in the average portfolio balance.

           Interest on Mortgage-Backed Securities

           In the second quarter of 2002, interest on mortgage-backed securities decreased by $259 million or 69.7% from the comparable period in 2001. The decrease in the second quarter of 2002 was primarily due to a $11.4 billion decrease in the average portfolio balance and a 199 basis point decrease in the average portfolio yield. In the first half of 2002, interest on mortgage-backed securities decreased by $445 million or 60.3% from the comparable period in 2001. The decrease in the first six months of 2002 was primarily due to an $8.8 billion decrease in the average portfolio balance and a 198 basis point decrease in the average portfolio yield. The decrease in the mortgage-backed securities portfolio was primarily due to the desecuritization of $4.1 billion FNMA MBS into loans and the prepayment of loans underlying the MBS, as discussed on pages 12 and 13.

           Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the second quarter of 2002, interest and dividends on investments decreased by $23 million or 44.1% from the comparable period in 2001. The decrease in the second quarter of 2002 was due to a 266 basis point decrease in the average portfolio yield which was partially offset by a $385 million increase in the average portfolio balance. In the first six months of 2002, interest and dividends on investments decreased by $57 million or 48.8% from the comparable period in 2001. The decrease in the first half of 2002 was due to a 329 basis point decrease in the average portfolio yield which was partially offset by a $63 million increase in the average portfolio balance.

           Interest on Deposits

           In the second quarter of 2002, interest on deposits decreased by $143 million or 35.2% from the comparable period in 2001. The decrease in the second quarter of 2002 was due to a 212 basis point decrease in the average cost of deposits which was partially offset by a $3.7 billion increase in the average balance of deposits. In the first six months of 2002, interest on deposits decreased by $297 million or 35.5% from the comparable period in 2001. The decrease in the first half of 2002 was due to a 220 basis point decrease in the average cost of deposits which was partially offset by a $3.5 billion increase in the average balance of deposits.

           Interest on Advances and Other Borrowings

           In the second quarter of 2002, interest on advances and other borrowings decreased by $163 million or 56.4% from the comparable period of 2001. The decrease in the second quarter of 2002 was primarily due to a 287 basis point decrease in the average cost of these borrowings which was partially offset by a $124 million increase in the average balance. In the first six months of 2002, interest on advances and other borrowings decreased by $379 million or 60.2% from the comparable period of 2001. The decrease in the first half of 2002 was primarily due to a 331 basis point decrease in the average cost of these borrowings and a $651 million decrease in the average balance.

           Provision for Loan Losses

           The provision for loan losses was $5 million and $14 million, respectively, for the three and six months ended June 30, 2002 compared to $6 million and $9 million for the same periods in 2001. The provision for loan losses in 2002 reflected the growth in the loan portfolio.

           Noninterest Income

           Noninterest income was $51 million and $121 million, respectively, for the three and six months ended June 30, 2002 compared to $67 million and $110 million for the same periods in 2001. The increase for the first six months of 2002 as compared to 2001 resulted primarily from increased gains on the sale of fixed-rate mortgages and the income associated with the ongoing valuation of swaps.

           General and Administrative Expenses

           For the second quarter and first six months of 2002, general and administrative expenses (G&A) were $143 million and $284 million compared to $125 million and $243 million for the comparable periods in 2001. G&A as a percentage of average assets on an annualized basis was .94% and .95% for the second quarter and first six months of 2002 compared to .88% and .86% for the same periods in 2001. G&A expenses increased in 2002 because of the growth of loans and deposits and the costs associated with the ongoing investments in personnel, facilities, and technology.

           Taxes on Income

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.5% for the second quarter and first six months of 2002 compared to 38.4% for the comparable periods in 2001.

Liquidity and Capital Resources

           WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; sales of loans; wholesale certificates of deposit; borrowings from the FHLB of San Francisco; bank notes; borrowings from its parent; borrowings from its WTX subsidiary; and debt collateralized by mortgages, MBS, or other securities. In addition, WSB has other alternatives available to provide liquidity or finance operations including federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs.

           WTX's principal sources of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from affiliates.

           The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 26), and general and administrative expenses. At June 30, 2002, December 31, 2001, and June 30, 2001, Golden West's total cash and investments amounted to $129 million, $364 million, and $379 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at December 31, 2001, and June 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 10, 11 and 28. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at June 30, 2002, a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

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

11       Statement of Computation of Earnings Per Share.

99.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350.

99.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
         Section 1350.
(b)   Reports on Form 8-K

           The Registrant did not file any report on Form 8-K during the quarter for which this report is but has since filed the following reports on Form 8-K with the Commission:

1. Report filed August 1, 2002. Item 9. Regulation FD Disclosure. The report dated July 30, 2002 included a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.
2.   Report filed August 2, 2002.  Item 7.  Exhibits.  The report dated
     July 18, 2002 included an excerpt of a press release announcing the Company's earnings and other financial results for the second quarter ended June 30, 2002.





                                   Signatures

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 13, 2002                                  /s/ Russell W. Kettell
------------------------              -----------------------------------------
                                                             Russell W. Kettell
                                          President and Chief Financial Officer


                                                           /s/ William C. Nunan
                                      -----------------------------------------
                                                               William C. Nunan
                       Group Senior Vice President and Chief Accounting Officer

                                   EXHIBIT 11

                        Golden West Financial Corporation
        Statement of Computation of Basic and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)


                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30                               June 30
                                                          ---------------------------------    ----------------------------------
                                                               2002              2001               2002              2001
                                                          ---------------   ---------------    ----------------  ----------------
  Income before Cumulative Effect of
      Accounting Change                                    $     226,368     $     208,929      $      464,449    $      385,008
  Cumulative effect of accounting change,
      net of tax                                                     -0-               -0-                 -0-            (6,018)
                                                          ---------------   ---------------    ----------------  ----------------
  Net Earnings                                             $     226,368     $     208,929      $      464,449    $      378,990
                                                          ===============   ===============    ================  ================

  Weighted Average Shares                                    154,899,196       158,724,536         155,155,946       158,602,033
  Dilutive effect of outstanding
      common stock equivalents                                 2,179,236         2,243,643           2,113,111         2,169,396
                                                          ---------------   ---------------    ----------------  ----------------
  Diluted Average Shares Outstanding                         157,078,432       160,968,179         157,269,057       160,771,429
                                                          ===============   ===============    ================  ================

  Basic Earnings Per Share before
      Cumulative Effect of Accounting Change               $        1.46     $        1.32      $         2.99    $         2.43
  Cumulative effect of accounting change,
      net of tax                                                     .00               .00                 .00              (.04)
                                                          ---------------   ---------------    ----------------  ----------------
  Basic Earnings Per Share                                     $    1.46     $        1.32      $         2.99    $         2.39
                                                          ===============   ===============    ================  ================

  Diluted Earnings Per Share before
      Cumulative Effect of Accounting Change               $        1.44     $        1.30      $         2.95    $         2.40
  Cumulative effect of accounting change,
      net of tax                                                     .00               .00                 .00              (.04)
                                                          ---------------   ---------------    ----------------  ----------------
  Diluted Earnings Per Share                               $        1.44     $        1.30      $         2.95    $         2.36
                                                          ===============   ===============    ================  ================

                                  EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002, I, Herbert M. Sandler, Chief Executive Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.



August 13, 2002                                         /s/ Herbert M. Sandler
------------------------              ------------------------------------------
Date                                                          Herbert M. Sandler
                                                         Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 99.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002, I, Russell W. Kettell, Chief Financial Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.




August 13, 2002                                         /s/ Russell W. Kettell
------------------------              -----------------------------------------
Date                                                         Russell W. Kettell
                                                        Chief Financial Officer
                                              Golden West Financial Corporation