Form 10-Q
period 2002-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2002-11-12
CIK 42293

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

                For the Quarterly Period ended September 30, 2002

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

                              ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


    The number of shares outstanding of the registrant's common stock as of
                               October 31, 2002:

                       Common Stock -- 153,454,902 shares.


================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION


                                TABLE OF CONTENTS


                                                                        Page No.
PART I - FINANCIAL INFORMATION
------------------------------

 Item 1.   Financial Statements...............................................1
  Consolidated Statement of Financial Condition -
     September 30, 2002 and 2001 and December 31, 2001........................1
  Consolidated Statement of Net Earnings -
     For the three and nine months ended September 30, 2002 and 2001..........2
  Consolidated Statement of Cash Flows -
     For the three and nine months ended September 30, 2002 and 2001..........3
  Consolidated Statement of Stockholders' Equity -
     For the nine months ended September 30, 2002 and 2001....................5

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................6
  New Accounting Pronouncements...............................................6
  Financial Highlights........................................................8
  Financial Condition.........................................................10
  Cash and Investments........................................................12
  Mortgage-Backed Securities (MBS) and Loans Receivable.......................12
  Mortgage Servicing Rights...................................................20
  Asset Quality...............................................................20
  Deposits....................................................................23
  Advances from Federal Home Loan Banks.......................................25
  Securities Sold Under Agreements to Repurchase..............................25
  Other Borrowings............................................................25
  Stockholders' Equity........................................................26
  Regulatory Capital..........................................................26
  Results of Operations.......................................................28
  Liquidity and Capital Resources.............................................35

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........36

 Item 4.   Controls and Procedures............................................36

PART II - OTHER INFORMATION
---------------------------

 Item 5.   Audit Services Disclosure..........................................36

 Item 6.   Exhibits and Reports on Form 8-K...................................37

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB
(WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and nine-month periods have been included. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                      September 30            December 31          September 30
                                                                         2002                     2001                 2001
                                                                     ------------------     -----------------    ------------------
                                                                        (Unaudited)                                 (Unaudited)
                                                                     ------------------                          ------------------

Assets
  Cash                                                                $    290,578           $   339,059          $    383,927
  Securities available for sale at fair value                              586,329               622,670               725,881
  Purchased mortgage-backed securities available for sale                   37,828               233,403               243,659
  Purchased mortgage-backed securities held to maturity                    193,747               275,150               309,171
  Mortgage-backed securities with recourse held to maturity              6,539,387            13,569,619            15,244,959
  Loans receivable                                                      55,110,526            41,065,375            38,673,021
  Interest earned but uncollected                                          203,042               255,600               253,328
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                      1,063,098             1,105,773             1,099,758
  Foreclosed real estate                                                    11,774                11,101                 9,458
  Premises and equipment--at cost less accumulated depreciation            346,476               328,579               321,593
  Other assets                                                           1,132,042               779,942               858,367
                                                                     ------------------     -----------------    ------------------
                                                                      $ 65,514,827           $58,586,271          $ 58,123,122
                                                                     ==================     =================    ==================

Liabilities and Stockholders' Equity
  Deposits                                                            $ 38,748,938           $34,472,585          $ 33,133,942
  Advances from Federal Home Loan Banks                                 18,577,094            18,037,509            17,859,941
  Securities sold under agreements to repurchase                            21,766               223,523               420,596
  Federal funds purchased                                                  200,000                   -0-                   -0-
  Bank notes                                                             1,134,953                   -0-               693,976
  Senior debt--net of discount                                             989,295               198,215               198,117
  Subordinated notes--net of discount                                      199,822               599,511               599,329
  Taxes on income                                                          470,623               457,964               579,691
  Other liabilities                                                        378,730               312,774               422,391
  Stockholders' equity                                                   4,793,606             4,284,190             4,215,139
                                                                      ------------------     -----------------    ------------------
                                                                      $ 65,514,827           $58,586,271          $ 58,123,122
                                                                      ==================     =================    ==================


                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                (Dollars in thousands except per share figures)

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30                        September 30
                                                                 -------------------------------     -------------------------------
                                                                     2002              2001               2002             2001
                                                                 -------------     -------------     ---------------   -------------
Interest Income
    Interest on loans                                               $752,343          $683,732         $ 2,122,065      $ 2,061,379
    Interest on mortgage-backed securities                           105,700           298,303             398,147        1,035,569
    Interest and dividends on investments                             30,416            46,119              90,272          163,133
                                                                 -------------     -------------     ---------------   -------------
                                                                     888,459         1,028,154           2,610,484        3,260,081
Interest Expense
    Interest on deposits                                             270,530           365,666             810,259        1,202,531
    Interest on advances                                              95,403           200,752             295,680          733,760
    Interest on repurchase agreements                                    299             7,265               1,331           39,491
    Interest on other borrowings                                      26,527            39,338              75,596          103,270
                                                                 -------------     -------------     ---------------   -------------
                                                                     392,759           613,021           1,182,866        2,079,052
                                                                 -------------     -------------     ---------------   -------------
Net Interest Income                                                  495,700           415,133           1,427,618        1,181,029
Provision for loan losses                                              6,484             3,639              20,209           12,463
                                                                 -------------     -------------     ---------------   -------------
Net Interest Income after Provision for Loan Losses                  489,216           411,494           1,407,409        1,168,566
Noninterest Income
    Fees                                                              32,280            37,873             102,152          111,906
    Gain on the sale of securities, MBS and loans                      5,914            12,630              26,820           26,390
    Change in fair value of derivatives                                  (54)           (7,923)              4,903          (13,837)
    Other                                                             19,722            13,770              45,284           42,042
                                                                 -------------     -------------     ---------------   -------------
                                                                      57,862            56,350             179,159          166,501
Noninterest Expense
    General and administrative:
        Personnel                                                     92,622            77,289             260,661          217,487
        Occupancy                                                     22,922            20,517              65,327           59,806
        Deposit insurance                                              1,521             1,466               4,532            4,270
        Advertising                                                    4,048             4,632              10,975            9,557
        Other                                                         32,654            28,243              96,300           83,559
                                                                 -------------     -------------     ---------------   -------------
                                                                     153,767           132,147             437,795          374,679
Earnings before Taxes on Income and
    Cumulative Effect of Accounting Change                           393,311           335,697           1,148,773          960,388
Taxes on income                                                      148,852           129,857             439,865          369,540
                                                                 -------------     -------------     ---------------   -------------
Income before Cumulative Effect of Accounting Change                 244,459           205,840             708,908          590,848
Cumulative effect of accounting change, net of tax                       -0-               -0-                 -0-           (6,018)
                                                                 -------------     -------------     ---------------   -------------
Net Earnings                                                        $244,459          $205,840           $ 708,908        $ 584,830
                                                                 =============     =============     ===============   =============

Basic Earnings Per Share before
    Cumulative Effect of Accounting Change                          $   1.58           $  1.30            $   4.58         $   3.73
Cumulative effect of accounting change, net of tax                       .00               .00                 .00             (.04)
                                                                 -------------     -------------     ---------------   -------------
Basic Earnings Per Share                                            $   1.58           $  1.30            $   4.58         $   3.69
                                                                 =============     =============     ===============   =============

Diluted Earnings Per Share before
    Cumulative Effect of Accounting Change                          $   1.56           $  1.28            $   4.52         $   3.68
Cumulative effect of accounting change, net of tax                       .00               .00                 .00             (.04)
                                                                 -------------     -------------     ---------------   -------------
Diluted Earnings Per Share                                          $   1.56           $  1.28            $   4.52         $   3.64
                                                                 =============     =============     ===============   =============



                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30                        September 30
                                                                 -------------------------------     -------------------------------
                                                                      2002            2001               2002              2001
                                                                 -------------     -------------     --------------    ------------
Cash Flows from Operating Activities
  Net earnings                                                     $  244,459       $  205,840       $   708,908       $   584,830
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                           6,484            3,639            20,209            12,463
    Amortization of loan (fees), costs, and (discounts)                16,111            5,601            36,567            16,691
    Depreciation and amortization                                       9,698            8,484            27,621            24,746
    Loans originated for sale                                        (367,128)        (524,923)       (1,069,435)       (1,418,349)
    Sales of loans                                                    329,601          795,851         1,440,388         1,782,628
    Decrease (increase) in interest earned but uncollected             (3,988)          14,521            53,990            20,394
    Federal Home Loan Bank stock dividends                            (12,491)         (13,529)          (40,539)          (45,774)
    Decrease (increase) in other assets                              (137,260)          66,337          (353,388)         (270,458)
    Increase in other liabilities                                      76,713           39,111            65,956            76,024
    Increase in taxes on income                                        19,458          113,190            35,484           154,347
    Other, net                                                          3,138            9,487            20,672            (4,587)
                                                                 -------------     -------------     --------------    ------------
      Net cash provided by operating activities                       184,795          723,609           946,433           932,955

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                 (6,344,827)      (5,075,815)      (17,968,879)      (13,605,119)
    Other, net                                                       (214,111)        (122,871)         (588,471)         (306,856)
                                                                 -------------     -------------     --------------    ------------
                                                                   (6,558,938)      (5,198,686)      (18,557,350)      (13,911,975)
  Real estate loan principal payments:
    Monthly payments                                                  295,724          157,656           816,409           412,237
    Payoffs, net of foreclosures                                    2,837,083        2,217,278         7,732,887         6,243,153
                                                                 -------------     -------------     --------------    ------------
                                                                    3,132,807        2,374,934         8,549,296         6,655,390

  Purchases of mortgage-backed securities available for sale              -0-          (27,528)              -0-          (189,511)
  Sales of mortgage-backed securities available for sale                  -0-              -0-           176,063               -0-
  Repayments of mortgage-backed securities                            566,604        1,810,759         2,608,395         4,901,506
  Proceeds from sales of real estate                                    9,422            8,353            34,192            25,982
  (Increase) in securities available for sale                        (245,685)         (71,077)          (13,756)         (349,746)
  Decrease in other investments                                           -0-              375               -0-           368,555
  Purchases of Federal Home Loan Bank stock                               -0-          (10,480)              -0-           (10,480)
  Redemptions of Federal Home Loan Bank stock                             -0-              112            81,782            26,880
  Additions to premises and equipment                                 (12,563)         (13,347)          (46,690)          (39,020)
                                                                 -------------     -------------     --------------    ------------
    Net cash used in investing activities                          (3,108,353)      (1,126,585)       (7,168,068)       (2,522,419)




                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30                      September 30
                                                                 -------------------------------     -------------------------------
                                                                      2002             2001              2002              2001
                                                                 -------------     -------------     --------------    ------------
Cash Flows from Financing Activities
  Net increase in deposits(a)                                      $ 2,518,197      $1,641,983       $ 4,276,353       $ 3,086,023
  Additions to Federal Home Loan Bank advances                       1,345,551         425,000         4,485,551         1,306,550
  Repayments of Federal Home Loan Bank advances                     (1,717,358)     (1,510,511)       (3,945,966)       (3,178,406)
  Proceeds from agreements to repurchase securities                    401,855       1,301,440           911,310         4,807,682
  Repayments of agreements to repurchase securities                   (402,025)     (1,732,041)       (1,113,067)       (5,244,360)
  Increase in federal funds purchased                                  150,000             -0-           200,000               -0-
  Increase in bank notes                                                82,131          58,880         1,134,953           693,803
  Net proceeds from senior debt                                        790,708         198,060           790,708           198,060
  Repayment of subordinated debt                                      (200,000)           -0-           (400,000)              -0-
  Dividends on common stock                                            (11,159)         (9,936)         (33,665)           (29,760)
  Exercise of stock options                                              1,284           3,550            13,209            12,481
  Purchase and retirement of Company stock                             (77,075)        (29,112)         (146,232)          (29,112)
                                                                 -------------     -------------     --------------    ------------
    Net cash provided by financing activities                        2,882,109         347,313         6,173,154         1,622,961
                                                                 -------------     -------------     --------------    ------------
Net Increase (Decrease) in Cash                                        (41,449)        (55,663)         (48,481)            33,497
Cash at beginning of period                                            332,027         439,590           339,059           350,430
                                                                 -------------     -------------     --------------    ------------
Cash at end of period                                              $   290,578      $  383,927          $  290,578     $   383,927
                                                                 =============     =============     ===============   =============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                       $   396,371       $ 632,138       $ 1,183,117       $ 2,134,662
    Income taxes                                                       133,261          16,694           408,439           211,550
  Cash received for interest and dividends                             884,259       1,043,780         2,663,042         3,283,059
  Noncash investing activities:
    Loans receivable and loans underlying MBS converted
        from adjustable rate to fixed-rate                              68,194         153,659           292,827           515,370
    Loans transferred to foreclosed real estate                         11,060           8,496            33,245            25,202
    Loans securitized into mortgage-backed securities
        with recourse held to maturity                                     -0-             -0-               -0-         2,995,949
    Loans securitized into mortgage-backed securities
        with recourse recorded as loans
        receivable per SFAS 140                                        950,980       3,007,296        13,145,056         6,011,873
    Mortgage-backed securities held to maturity
        desecuritized into adjustable rate loans and
        recorded as loans receivable                                       -0-             -0-         4,147,670               -0-


(a) Includes a decrease of $119 million and $185 million of wholesale deposits for the quarter and nine months ended September 30, 2001, respectively.

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  For the Nine Months Ended September 30, 2002
                                    ------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                     Additional                          Other          Total
                                       Common         Paid-in        Retained        Comprehensive    Stockholders'    Comprehensive
                                        Stock         Capital        Earnings           Income          Equity            Income
                                    -------------  --------------  --------------   ---------------  ---------------  --------------

Balance at January 1, 2002            $   15,553     $   173,500    $  3,873,758     $     221,379    $   4,284,190
Comprehensive income:
  Net earnings                               -0-             -0-         708,908               -0-          708,908    $    708,908
  Change in unrealized gains on
    securities available for sale,
    net of tax                               -0-             -0-             -0-           (32,057)         (32,057)        (32,057)
  Reclassification adjustment for
    gains included in income                 -0-             -0-             -0-              (747)            (747)           (747)
                                                                                                                       -------------
    Comprehensive Income                                                                                               $    676,104
                                                                                                                       =============
Common stock issued upon
  exercise of stock options                   59          13,150             -0-               -0-           13,209
Purchase and retirement of
   Company stock                            (231)            -0-        (146,001)              -0-         (146,232)
Cash dividends on common
   stock ($.2175 per share)                  -0-             -0-         (33,665)              -0-          (33,665)
                                    -------------  --------------  --------------   ---------------  ---------------
Balance at September 30, 2002         $   15,381    $    186,650     $ 4,403,000      $    188,575    $   4,793,606
                                    =============  ==============  ==============   ===============  ===============



                                                                  For the Nine Months Ended September 30, 2001
                                    ------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                     Additional                          Other           Total
                                       Common         Paid-in        Retained        Comprehensive    Stockholders'    Comprehensive
                                        Stock         Capital        Earnings           Income          Equity            Income
                                    -------------  --------------  --------------   ---------------  ---------------  --------------

Balance at January 1, 2001            $   15,841    $    151,458    $  3,287,325     $     232,663    $   3,687,287
Comprehensive income:
  Net earnings                               -0-             -0-         584,830               -0-          584,830    $    584,830
  Change in unrealized gains on
    securities available for sale,
    net of tax                               -0-             -0-             -0-           (10,587)         (10,587)        (10,587)
                                                                                                                      --------------
    Comprehensive Income                                                                                               $    574,243
                                                                                                                      ==============
Common stock issued upon
   exercise of stock options                  67          12,414             -0-               -0-           12,481
Purchase and retirement of
   Company stock                             (53)            -0-         (29,059)              -0-          (29,112)
Cash dividends on common
   stock ($.1875 per share)                  -0-             -0-         (29,760)              -0-          (29,760)
                                    -------------  --------------  --------------   ---------------  ---------------
Balance at September 30, 2001        $    15,855    $    163,872    $  3,813,336     $     222,076    $   4,215,139
                                    =============  ==============  ==============   ===============  ===============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis covers those material changes in liquidity and capital resources that have occurred since December 31, 2001, as well as material changes in results of operations during the three- and nine-month periods ended September 30, 2002 and 2001, respectively.

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

    The Securities and Exchange Commission (SEC) maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including Golden West. The address is: www.sec.gov. In addition, financial information about Golden West can be obtained at the Company's web site, www.gdw.com.

    This report may contain certain forward-looking statements, which are not historical facts and pertain to future operating results of the Company. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, forward-looking statements are subject to change. Actual results may differ materially from the results discussed in forward-looking statements for the reasons, among others, discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report on Form 10-K.

New Accounting Pronouncements

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Condition and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on September 30, 2002, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

    In September 2000, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
(SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities (MBS), including Real Estate Mortgage Investment Conduit securities (MBS-REMICs). Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable (see pages 12, 13, and 20 for further discussion).

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

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain obligations of lessees. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 on January 1, 2002 had no impact on the Company's financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost should be recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company believes that SFAS 146 will not have a significant impact on its financial statements.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                           September 30        December 31         September 30
                                                                               2002                2001                2001
                                                                         ------------------  -----------------   -----------------
       Assets                                                                 $ 65,514,827       $ 58,586,271        $ 58,123,122
       Loans receivable including MBS                                           61,881,488         55,143,547          54,470,810
       Adjustable rate mortgages including MBS                                  59,158,704         51,794,400          51,175,815
       Deposits                                                                 38,748,938         34,472,585          33,133,942
       Stockholders' equity                                                      4,793,606          4,284,190           4,215,139

       Stockholders' equity/total assets                                             7.32%              7.31%               7.25%
       Book value per common share                                            $     31.17        $     27.55          $    26.59
       Common shares outstanding                                               153,813,352        155,531,777         158,550,637

       Yield on loan portfolio                                                       5.47%            6.39%               7.01%
       Yield on mortgage-backed securities                                           5.74%            6.35%               6.95%
       Yield on investments                                                          3.50%            2.86%               4.34%
       Yield on earning assets                                                       5.49%            6.36%               6.97%
       Cost of deposits                                                              2.81%            3.39%               4.19%
       Cost of borrowings                                                            2.10%            2.72%               4.05%
       Cost of funds                                                                 2.56%            3.15%               4.14%
       Yield on earning assets less cost of funds                                    2.93%            3.21%               2.83%

       Ratio of nonperforming assets to total assets                                  .64%             .67%                .60%
       Ratio of troubled debt restructured to total assets                            .01%             .00%                .00%

       Loans serviced for others with recourse                                $  2,866,544       $2,797,634         $ 2,448,472
       Loans serviced for others without recourse                                2,265,450        2,035,250           1,603,864

       World Savings Bank, FSB
         Total assets                                                         $ 65,501,652      $58,377,834         $57,916,010
         Net worth                                                               5,091,742        4,701,922           4,469,582
         Net worth/total assets                                                      7.77%            8.05%               7.72%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                         7.51%            7.71%               7.38%
           Total risk-based capital                                                 14.07%           14.24%              13.72%
       World Savings Bank, FSB (Texas)
         Total assets                                                         $  7,839,006       $7,680,360         $ 5,945,315
         Net worth                                                                 410,787          401,886             310,217
         Net worth/total assets                                                      5.24%            5.23%               5.22%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                         5.24%            5.23%               5.22%
           Total risk-based capital                                                 24.76%           25.05%              26.08%

(a) For regulatory purposes, the requirements to be considered
    "well-capitalized" are 5.0% and 10.0% for tier 1 capital and total risk-based capital, respectively.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                (Dollars in thousands except per share figures)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30                          September 30
                                                           -----------------------------------   -----------------------------------
                                                                2002                2001               2002               2001
                                                           ---------------    ----------------   ----------------    ---------------
New real estate loans originated                              $ 6,711,955       $  5,600,738       $ 19,038,314        $ 15,023,468
New adjustable rate mortgages as a percentage of
  new real estate loans originated                                    93%                 87%                93%                86%
Refinances as a percentage of new real estate
  loans originated                                                    59%                 57%                59%                56%

Deposits increase(a)                                          $ 2,518,197       $  1,641,983       $  4,276,353        $  3,086,023

Net earnings before cumulative effect of
  accounting change                                           $   244,459       $    205,840       $    708,908        $    590,848
Net earnings                                                      244,459            205,840            708,908             584,830
Basic earnings per share before cumulative effect
  of accounting change                                        $      1.58       $       1.30       $       4.58        $       3.73
Basic earnings per share                                             1.58               1.30               4.58                3.69
Diluted earnings per share before cumulative effect
  of accounting change                                        $      1.56       $       1.28       $       4.52        $       3.68
Diluted earnings per share                                           1.56               1.28               4.52                3.64

Cash dividends on common stock                                $     .0725       $      .0625       $      .2175        $      .1875
Average common shares outstanding                             154,441,454        158,868,462        154,915,165         158,691,819
Average diluted common shares outstanding                     156,490,431        161,000,195        156,979,733         160,784,091

Ratios:(b)
  Net earnings before accounting change/
    average net worth (ROE)                                         20.66%             19.89%             20.73%              19.97%
  Net earnings before accounting change/
    average assets (ROA)                                             1.52%              1.42%              1.54%               1.38%
  Net interest margin(c)                                             3.19%              2.96%              3.20%               2.84%
  General and administrative expense/average assets                   .96%               .91%               .95%                .88%
  Efficiency ratio(d)                                               27.78%             28.03%             27.25%              27.80%


(a) Includes a decrease of $119 million and $185 million of wholesale deposits for the quarter and nine months ended September 30, 2001, respectively.
(b) Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine-month period and dividing by four and ten, respectively.
(c) Net interest margin is net interest income divided by average interest-earning assets.
(d) The efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

           The consolidated condensed balance sheet shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 2002, December 31, 2001, and September 30, 2001. The reader is referred to page 46 of the Company's 2001 Annual Report on Form 10-K for similar information for the years 1998 through 2001 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

                      Consolidated Condensed Balance Sheet
                               In Percentage Terms

                                                            September 30               December 31               September 30
                                                                2002                       2001                      2001
                                                          ------------------         -----------------         ------------------
Assets
   Cash and investments                                              1.3%                      1.6%                       1.9%
   Loans receivable including mortgage-backed
     securities                                                     94.5                      94.2                       93.7
   Other assets                                                      4.2                       4.2                        4.4
                                                          ------------------         -----------------         ------------------
                                                                   100.0%                    100.0%                     100.0%
                                                          ==================         =================         ==================
Liabilities and Stockholders' Equity
   Deposits                                                         59.2%                     58.9%                      57.0%
   Federal Home Loan Bank advances                                  28.4                      30.8                       30.7
   Securities sold under agreements to repurchase                     .0                        .4                         .7
   Federal funds purchased                                            .3                        .0                         .0
   Bank notes                                                        1.7                        .0                        1.2
   Senior debt                                                       1.5                        .3                         .3
   Subordinated debt                                                  .3                       1.0                        1.0
   Other liabilities                                                 1.3                       1.3                        1.8
   Stockholders' equity                                              7.3                       7.3                        7.3
                                                          ------------------         -----------------         ------------------
                                                                   100.0%                    100.0%                     100.0%
                                                          ==================         =================         ==================

     As the above table shows, the largest asset is loans receivable including mortgage-backed securities, which consists primarily of long-term mortgages. The Company emphasizes adjustable rate mortgages (ARMs) -- loans with interest rates that change periodically in accordance with movements in specified indexes. Almost all of the Company's ARMs have rates that change monthly and are tied to one of the following three indexes:

1. The Eleventh District Cost of Funds Index (COFI), which is equal to the monthly average cost of deposits and borrowings of the savings institution members of the Federal Home Loan Bank System's Eleventh District which is composed of California, Arizona, and Nevada.
2. The Golden West Cost of Savings Index (COSI), which is equal to the monthend weighted average rate paid on the Company's deposits.
3. The Certificate of Deposit Index (CODI), which is equal to the 12-month rolling average of the monthly average of the three-month certificate of deposit rate as published in the Federal Reserve H-15 Statistical Report.

    Deposits represent the largest portion of the Company's liabilities. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the "gap."

    The following gap table shows that, as of September 30, 2002, the Company's assets reprice faster than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. COFI, which is the index Golden West uses to determine the rate on the largest portion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The COFI repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates. COSI has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. CODI has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates. When the interest rate environment changes, the index lags cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down earnings when rates rise. For more information on how these lags affect net interest income, see pages 28 and 29. Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company's liabilities.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 2002
                              (Dollars in millions)

                                                                                  Projected Repricing(a)
                                             ---------------------------------------------------------------------------------------
                                                 0 - 3             4 - 12             1 - 5             Over 5
                                                Months             Months             Years             Years             Total
                                             -------------     ---------------    --------------    --------------    --------------
Interest-Earning Assets
  Investments                                    $     586          $      -0-         $     -0-         $    -0-           $   586
  Mortgage-backed securities:
    Adjustable rate                                  6,127                 -0-               -0-              -0-             6,127
    Fixed-rate                                          56                 135               330              123               644
  Loans receivable:
    Adjustable rate                                 50,859               1,382               718              -0-            52,959
    Fixed-rate                                         151                 281               811              658             1,901
  Other(b)                                           1,298                 -0-               -0-              -0-             1,298
  Impact of interest rate swaps                        531                (295)             (236)             -0-               -0-
                                             -------------     ---------------    --------------    --------------    --------------
Total                                            $  59,608          $    1,503         $   1,623         $    781          $ 63,515
                                             =============     ===============    ==============    ==============    ==============
Interest-Bearing Liabilities
  Deposits(c)                                    $  27,896          $    6,905         $   3,936         $     12          $ 38,749
  FHLB advances                                     18,031                  90                 3              453            18,577
  Other borrowings                                   1,357                 -0-               696              493             2,546
  Impact of interest rate swaps                         91                 (91)              -0-              -0-               -0-
                                             -------------     ---------------    --------------    --------------    --------------
Total                                            $  47,375          $    6,904         $   4,635         $    958          $ 59,872
                                             =============     ===============    ==============    ==============    ==============

Repricing gap                                    $  12,233          $   (5,401)        $  (3,012)        $   (177)
                                             =============     ===============    ==============    ==============
Cumulative gap                                   $  12,233          $    6,832         $   3,820         $  3,643
                                             =============     ===============    ==============    ==============
Cumulative gap as a percentage of
    total assets                                    18.7%               10.4%              5.8%
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


Cash and Investments

           At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had securities available for sale in the amount of $586 million, $623 million and $726 million, respectively, including unrealized gains on securities available for sale of $308 million, $362 million, and $360 million, respectively. At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had no securities held for trading in its investment securities portfolio.

Mortgage-Backed Securities and Loans Receivable

           The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into MBS, including MBS-REMICs. Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date the Company has not sold any interests requiring disclosures under SFAS 140. Because the Company currently retains all of the beneficial interest in these MBS securitizations, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see page 6 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

           During the first half of 2002, the Company desecuritized $4.1 billion of FNMA MBS that were classified as MBS held to maturity with recourse. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

           The following table shows the components of the Company's loans receivable portfolio, including MBS, at September 30, 2002, December 31, 2001, and September 30, 2001.

                                     TABLE 3

            Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in thousands)

                                                     September 30         December 31          September 30
                                                         2002                 2001                 2001
                                                   ------------------   -----------------    ------------------
Loans                                                   $ 39,853,568         $35,952,918          $ 33,078,124
Securitized loans (a) (b)                                 15,240,963           5,186,717             5,672,128
                                                   ------------------   -----------------    ------------------
    Total loans, excluding MBS                            55,094,531          41,139,635            38,750,252
                                                   ------------------   -----------------    ------------------

FNMA MBS (c)                                                     -0-           4,732,779             5,418,000
MBS-REMICs                                                 6,539,387           8,836,840             9,826,959
Purchased MBS                                                231,575             508,553               552,830
                                                   ------------------   -----------------    ------------------
    Total MBS                                              6,770,962          14,078,172            15,797,789
                                                   ------------------   -----------------    ------------------

Other  (d)                                                    15,995             (74,260)              (77,231)
                                                   ------------------   -----------------    ------------------
Total loans receivable, including MBS                   $ 61,881,488         $55,143,547          $ 54,470,810
                                                   ==================   =================    ==================

(a) Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on page 6).
(b) Includes $4.8 billion at September 30, 2002 of loans securitized with FNMA where the securitized loans are subject to full credit recourse to the Company.
(c) The underlying loans of the FNMA MBS are subject to full credit recourse to the Company.
(d) Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

           Repayments from the loan portfolio, including MBS, were $3.7 billion and $11.2 billion for the three and nine months ended September 30, 2002 as compared to $4.2 billion and $11.6 billion during the same periods in 2001. Loan portfolio repayments were lower in the third quarter and the first nine months of 2002 as compared to the same periods in 2001 due to a decrease in the prepayment rate.

           Mortgage-Backed Securities

           At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had MBS held to maturity in the amount of $6.7 billion, $13.8 billion, and $15.6 billion, respectively. The decrease was due primarily to prepayments and to the desecuritization of $4.1 billion of FNMA MBS during the first six months of 2002. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had MBS available for sale in the amount of $38 million, $233 million, and $244 million, respectively, including unrealized gains on MBS available for sale of $635 thousand at September 30, 2002, $2 million at December 31, 2001, and $6 million at September 30, 2001. During the first quarter of 2002, the Company sold $176 million of purchased MBS available for sale which resulted in a gain of $3 million. At September 30, 2002, December 31, 2001, and September 30, 2001, the Company had no trading MBS.

           Repayments of MBS during the third quarter and first nine months of 2002 were $567 million and $2.6 billion compared to $1.8 billion and $4.9 billion during the same periods in 2001. MBS repayments were lower during the first nine months of 2002 as compared to the first nine months of 2001 due primarily to a decrease in the balance of MBS outstanding.

           Loans

           New loan originations for the three and nine months ended September 30, 2002 amounted to $6.7 billion and $19.0 billion compared to $5.6 billion and $15.0 billion for the same periods in 2001. The volume of originations increased during 2002 due to a continued strong demand for mortgage loans and an increase in the popularity of adjustable rate mortgages, the Company's principal product. The decrease in interest rates in 2001 led to an increase in refinance activity nationwide. Refinances have continued to constitute a large portion of the mortgage market in 2002. Refinanced loans were 59% of new loan originations for the three and nine months ended September 30, 2002, compared to 57% and 56%, respectively, for the three and nine months ended September 30, 2001.

           First mortgages originated for sale amounted to $355 million and $1.0 billion for the three and nine months ended September 30, 2002, compared to $506 million and $1.3 billion for the same periods in 2001. During the third quarter and first nine months of 2002, $68 million and $293 million of loans, including MBS, were converted at the customers' request from adjustable rate to fixed-rate compared to $154 million and $515 million for the same periods in 2001. The Company sells most of its new and converted fixed-rate loans. For the three and nine months ended September 30, 2002, the Company sold $294 million and $1.3 billion, respectively, of fixed-rate first mortgage loans compared to $756 million and $1.6 billion for the same periods in 2001.

           At September 30, 2002, the Company had lending operations in 38 states. The largest source of mortgage originations was loans secured by residential properties in California. For the three and nine months ended September 30, 2002, 65% and 67%, respectively, of total loan originations were on residential properties in California compared to 69% and 70% for the same periods in 2001. The five largest states, other than California, for originations for the nine months ended September 30, 2002, were Florida, Texas, New Jersey, Washington, and Illinois with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at September 30, 2002, December 31, 2001 and September 30, 2001.

          The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 96% at September 30, 2002 compared to 94% at December 31, 2001 and September 30, 2001. The Company's ARM originations constituted 93% of new mortgage loans made for the third quarter and first nine months of 2002 compared to 87% and 86%, respectively, for the same periods in 2001.

           Golden West originates ARMs tied primarily to CODI, COFI, and COSI. Prior to 2001, the Company also originated ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 2002 and 2001.

                                     TABLE 4

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                 Three Months Ended                    Nine Months Ended
                                    September 30                         September 30
                          ---------------------------------    ----------------------------------
      ARM Index                2002              2001               2002              2001
-----------------------   ---------------    --------------    ----------------  ----------------
         CODI                $ 3,737,727       $       -0-         $ 8,598,127      $       -0-
         COFI                    689,933         3,761,926           2,829,982        7,130,071
         COSI                  1,823,191         1,086,362           6,232,726        5,758,232
                          ---------------    --------------    ----------------  ----------------
                             $ 6,250,851       $ 4,848,288         $17,660,835      $12,888,303
                          ===============    ==============    ================  ================

           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at September 30, 2002, December 31, 2001, and September 30, 2001.

                                     TABLE 5

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in thousands)

                                 September 30            December 31          September 30
        ARM Index                    2002                   2001                  2001
--------------------------     ------------------     ------------------    -----------------
          CODI                      $  8,955,178           $    552,746         $        -0-
          COFI                        26,296,529             29,010,008           28,332,486
          COSI                        22,363,740             20,943,596           21,501,188
        Other(a)                       1,543,257              1,288,050            1,342,141
                               ------------------     ------------------    -----------------
                                    $ 59,158,704           $ 51,794,400         $ 51,175,815
                               ==================     ==================    =================
(a) Includes equity lines of credit and ARMs tied to the TCM.

           During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans, FNMA MBS, and MBS-REMICs before any reduction for loan servicing fees) was 12.15% or 6.57% above the actual weighted average rate at September 30, 2002, versus 12.21%, or 5.77% above the actual weighted average at December 31, 2001 and 12.23% or 5.16% above the actual weighted average rate at September 30, 2001.

           Approximately $5.2 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2002, $2.0 billion of ARM loans had reached their rate floors as compared to $560 million at December 31, 2001 and $406 million at September 30, 2001. The weighted average floor rate on the loans that had reached their floor was 5.95% at September 30, 2002 compared to 7.15% at December 31, 2001 and 7.55% at September 30, 2001. Without the floor, the average rate on these loans would have been 5.30% at September 30, 2002, 5.91% at December 31, 2001 and 6.54% at September 30, 2001.

           Most of the Company's loans are collateralized by first deeds of trust on one-to four- family homes. The Company also originates second deeds of trust in the form of fixed-rate loans and equity lines of credit (ELOCs) indexed to the prime rate. The Company's fixed-rate second mortgage originations amounted to $34 million and $129 million for the third quarter and first nine months of 2002 compared to $76 million and $231 million for the same periods in 2001. The outstanding balance of fixed-rate seconds amounted to $259 million and $410 million at September 30, 2002 and 2001, respectively. The Company established new ELOCs totaling $309 million and $847 million for the three and nine months ended September 30, 2002 as compared to $128 million and $257 million for the same periods in 2001. The outstanding balance of ELOCs amounted to $812 million and $198 million at September 30, 2002 and 2001, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $1.2 billion and $301 million at September 30, 2002 and 2001, respectively.

           The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an adjustable rate equity line of credit.

           During the third quarter and first nine months of 2002, 13% of loans originated exceeded 80% of the appraised value of the property. For the third quarter and first nine months of 2001, 14% and 13%, respectively, of loans originated exceeded 80% of the appraised value of the property.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (CLTV) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, many first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $35 million and $107 million for the third quarter and first nine months of 2002 as compared to $40 million and $140 million for the same periods in 2001. In addition, the Company carries pool mortgage insurance on most seconds not sold, including equity lines of credit. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and nine months ended September 30, 2002 and 2001.

                                     TABLE 6

                  Mortgage Originations with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in thousands)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30                      September 30
                                                    ------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                    -------------    -------------    --------------  -------------
First mortgages with loan to value ratios
greater than 80%:
  With mortgage insurance                             $   87,712         $ 61,838        $  209,626     $  163,458
  With no mortgage insurance                              18,913           37,826            55,009         95,565
                                                    -------------    -------------    --------------  -------------
                                                         106,625           99,664           264,635        259,023
                                                    -------------    -------------    --------------  -------------
First and second mortgages with combined loan
to value ratios greater than 80%:
  With pool insurance on second mortgages                576,350          435,052         1,781,975        894,530
  With no pool insurance                                 157,321          251,141           458,662        800,651
                                                    -------------    -------------    --------------  -------------
                                                         733,671          686,193         2,240,637      1,695,181
                                                    -------------    -------------    --------------  -------------

    Total                                             $  840,296         $785,857        $2,505,272     $1,954,204
                                                    =============    =============    ==============  =============

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at September 30, 2002 and 2001.

                                     TABLE 7

                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in thousands)

                                                             As of September 30
                                                    ---------------------------------
                                                        2002               2001
                                                    --------------     --------------
First mortgages with original loan to value
ratios greater than 80%:
  With mortgage insurance                             $  520,691         $  416,028
  With no mortgage insurance                             344,340            612,677
                                                    --------------     --------------
                                                         865,031          1,028,705
                                                    --------------     --------------
First and second mortgages with combined loan
to value ratios greater than 80%:
  With pool insurance on second mortgages              3,373,445          2,359,929
  With no pool insurance                                 363,014            524,951
                                                    --------------     --------------
                                                       3,736,459          2,884,880
                                                    --------------     --------------

    Total                                             $4,601,490         $3,913,585
                                                    ==============     ==============

           The following tables show the Company's loan portfolio by state at September 30, 2002 and 2001.

                                     TABLE 8

                             Loan Portfolio by State
                               September 30, 2002
                             (Dollars in thousands)

                                       Residential
                                       Real Estate                              Commercial                                  Loans
                            --------------------------------                       Real                Total              as a % of
          State                  1 - 4             5+             Land            Estate               Loans              Portfolio
--------------------------  ----------------   -------------  -------------   ----------------    ----------------       -----------
Northern California            $ 19,743,499      $1,774,291         $  -0-          $  11,717         $21,529,507            34.94%
Southern California              16,351,726       1,569,829            -0-              1,493          17,923,048            29.09
Florida                           3,235,635          35,823            -0-                 89           3,271,547             5.31
Texas                             2,474,542         111,086            122                827           2,586,577             4.20
New Jersey                        2,274,294             -0-            -0-              1,303           2,275,597             3.69
Washington                        1,231,955         695,530            -0-                -0-           1,927,485             3.13
Illinois                          1,497,881         130,375            -0-                -0-           1,628,256             2.64
Colorado                          1,324,988         187,719            -0-              4,378           1,517,085             2.46
Other(a)                          8,827,781         129,617              2              2,810           8,960,210            14.54
                            ----------------   -------------  -------------   ----------------    ----------------       ----------
  Total                        $ 56,962,301      $4,634,270         $  124          $  22,617          61,619,312           100.00%
                            ================   =============  =============   ================                           ==========

Deferred loan costs                                                                                       305,058
Loan discount on purchased loans                                                                             (796)
Undisbursed loan funds                                                                                     (8,329)
Allowance for loan losses                                                                                (279,818)
Loans to facilitate (LTF) interest reserve                                                                   (119)
Troubled debt restructured (TDR) interest reserve                                                              (1)
Loans on deposits                                                                                          14,606
                                                                                                  ----------------
   Total loan portfolio and loans securitized into MBS-REMICs                                          61,649,913
Loans securitized into MBS-REMICs                                                                      (6,539,387)(b)(c)
                                                                                                  ----------------
  Total loans receivable                                                                              $55,110,526
                                                                                                  ================

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) The above schedule includes the September 30, 2002 balances of loans that were securitized and retained as MBS-REMICs.
(c)   The significantly lower balance compared with September 30, 2001 (see
      Table 9) is due to the repayment of MBS-REMICs over the past year and the desecuritization of FNMA MBS with recourse in the first half of 2002.
      Since March 31, 2001, all new FNMA MBS with recourse and MBS-REMICs have been classified as securitized loans per SFAS 140 (see discussion on page
      6).

                                     TABLE 9

                             Loan Portfolio by State
                               September 30, 2001
                             (Dollars in thousands)

                                        Residential
                                        Real Estate                               Commercial                              Loans
                            ---------------------------------                        Real                 Total         as a % of
         State                  1 - 4               5+              Land            Estate                Loans         Portfolio
-------------------------   ---------------    --------------   -------------   ----------------    ---------------    -----------
Northern California           $ 16,168,887       $ 1,771,328          $   23         $   16,780        $17,957,018          33.27%
Southern California             15,013,406         1,624,920             -0-              3,412         16,641,738          30.83
Florida                          2,696,823            21,319             -0-                202          2,718,344           5.04
Texas                            2,128,283            72,278             182                941          2,201,684           4.08
New Jersey                       1,973,278               -0-             -0-              2,083          1,975,361           3.66
Washington                       1,090,659           628,098             -0-                -0-          1,718,757           3.18
Illinois                         1,425,232           122,257             -0-                -0-          1,547,489           2.87
Colorado                         1,236,884           191,115             -0-              4,576          1,432,575           2.65
Other(a)                         7,691,990            87,826              14              3,892          7,783,722          14.42
                            ---------------    --------------   -------------   ----------------    ---------------    -----------
Total                         $ 49,425,442       $ 4,519,141          $  219          $  31,886         53,976,688         100.00%
                            ===============    ==============   =============   ================                       ===========

  Deferred loan costs                                                                                        181,498
  Loan discount on purchased loans                                                                            (1,159)
  Undisbursed loan funds                                                                                      (6,951)
  Allowance for loan losses                                                                                 (250,444)
  Loans to facilitate (LTF) interest reserve                                                                    (169)
  Troubled debt restructured (TDR) interest reserve                                                               (6)
  Loans on deposits                                                                                           18,523
                                                                                                      ---------------
     Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                                       53,917,980
  Loans securitized into FNMA MBS with recourse and MBS-REMICs                                           (15,244,959)(b)
                                                                                                      ---------------
     Total loans receivable                                                                              $38,673,021
                                                                                                      ===============

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) The above schedule includes the September 30, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.


           Loan repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 2002, loan repayments were $3.1 billion and $8.5 billion, respectively, compared to $2.4 billion and $6.7 billion for the same periods in 2001. The increase in loan repayments was primarily due to an increase in the balance of loans receivable outstanding partially offset by a decrease in the prepayment rate.

           Securitized Loans

           During the third quarter and first nine months of 2002, the Company securitized $951 million and $13.1 billion of loans, respectively. During the second and third quarters of 2001, the Company securitized $6.0 billion of loans. At September 30, 2002, the balance of securitized loans was $15.2 billion. These securitized loans are available to be used as collateral for borrowings and are classified as loans receivable on the Statement of Financial Condition per SFAS 140.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2002 and 2001.

                                    TABLE 10

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                                               Three Months Ended           Nine Months Ended
                                                                                   September 30                   September 30
                                                                           ---------------------------    --------------------------
                                                                               2002           2001            2002           2001
                                                                           -----------    ------------    -----------   ------------
  Beginning balance of capitalized mortgage servicing rights                  $61,778         $36,109        $56,056        $28,355
  New capitalized mortgage servicing rights from loan sales                     4,175          11,899         19,387         25,357
  Amortization of capitalized mortgage servicing rights                        (5,266)         (3,652)       (14,756)        (9,356)
                                                                           -----------    ------------    -----------    -----------
  Ending balance of capitalized mortgage servicing rights                     $60,687         $44,356        $60,687        $44,356
                                                                           ===========    ============    ===========    ===========

           The estimated amortization of the September 30, 2002 balance for the remainder of 2002 and the five years ending 2007 is $5.5 million (2002), $17.1 million (2003), $12.8 million (2004), $8.7 million (2005), $5.8 million (2006), and $8.3 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of Golden West's servicing rights did not exceed the fair value at September 30, 2002 or 2001 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

Asset Quality

           An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include non-accrual loans (that is, loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions.


           The following table shows the components of the Company's NPAs and TDRs and the various ratios to total assets.

                                    TABLE 11

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                      September 30          December 31          September 30
                                                          2002                  2001                 2001
                                                    ------------------    -----------------   -------------------
Non-accrual loans                                          $  405,806           $  382,510            $  336,686
Real estate acquired through foreclosure                       10,830               10,177                 8,200
Real estate in judgment                                           944                  924                 1,258
                                                    ------------------    -----------------   -------------------
Total nonperforming assets                                 $  417,580           $  393,611            $  346,144
                                                    ==================    =================   ===================

TDRs, net of interest reserve                              $    3,388           $    1,505            $      129
                                                    ==================    =================   ===================

Ratio of NPAs to total assets                                    .64%                 .67%                  .60%
                                                    ==================    =================   ===================

Ratio of TDRs to total assets                                    .01%                 .00%                  .00%
                                                    ==================    =================   ===================

Ratio of NPAs and TDRs to total assets                           .65%                 .67%                  .60%
                                                    ==================    =================   ===================


           The balance of NPAs increased from December 31, 2001 to September 30, 2002. NPAs continue to reflect the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the uncertain U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. Interest foregone on non-accrual loans (loans 90 days or more past due) is computed as the change in the interest reserve on non-accrual loans. This interest reserve is the amount of interest income that would have been recognized on these loans if they had been performing. Interest foregone on non-accrual loans was an expense of $1 million and $2 million for the three and nine months ended September 30, 2002 compared to an expense of $3 million and $7 million for the same periods in 2001. Interest foregone on TDRs for the nine months ended September 30, 2002 amounted to $6 thousand. The amount of interest foregone on TDRs for the third quarter of 2002 was less than $1 thousand, compared to $1 thousand and $40 thousand for the three and nine months ended September 30, 2001.

           The tables on the following page show the Company's nonperforming assets by state and the ratio of NPAs to total loans (including securitized loans, FNMA MBS with recourse, and MBS-REMICs) as of September 30, 2002 and 2001.

                                    TABLE 12

                          Nonperforming Assets by State
                               September 30, 2002
                             (Dollars in thousands)

                                 Non-Accrual Loans(a) (b)                  Foreclosed Real Estate (FRE)
                         -----------------------------------------    ---------------------------------------
                               Residential          Commercial        Residential           Commercial                       NPAs as
                               Real Estate            Real            Real Estate              Real             Total         a % of
        State               1 - 4          5+        Estate       1 - 4         5+           Estate             NPAs          Loans
---------------------    ------------   --------   -----------   ---------    --------    --------------    -------------   --------
Northern California         $ 94,329     $  -0-    $     6       $   388       $ -0-        $    -0-         $ 94,723           .44%
Southern California          106,272        -0-        310         2,614         -0-             -0-          109,196           .61
Florida                       38,545        -0-         21           -0-         -0-             -0-           38,566          1.18
Texas                         23,488        -0-        442         1,163         -0-             -0-           25,093           .97
New Jersey                    19,094        -0-        224           -0-         -0-             -0-           19,318           .85
Washington                    14,998        -0-        -0-         1,133         -0-             -0-           16,131           .84
Illinois                      16,096        -0-        -0-         1,290         -0-             -0-           17,386          1.07
Colorado                       4,524         65        -0-           349         -0-             -0-            4,938           .33
Other(c)                      87,333         59        -0-         5,163         -0-             -0-           92,555          1.03
                         ------------   --------   ----------    ---------    --------    ------------    -------------   ----------
  Total                     $404,679     $  124     $1,003       $12,100       $ -0-        $    -0-          417,906           .68
                         ============   ========   ==========    =========    ========    ============

FRE general valuation allowance                                                                                  (326)         (.00)
                                                                                                          -------------   ----------
Total nonperforming assets                                                                                   $417,580           .68%
                                                                                                          =============   ==========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The September 30, 2002 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances less than 2% of total loans.


                                    TABLE 13

                          Nonperforming Assets by State
                               September 30, 2001
                             (Dollars in thousands)

                                 Non-Accrual Loans(a) (b)                  Foreclosed Real Estate (FRE)
                         -----------------------------------------    ---------------------------------------
                               Residential          Commercial        Residential           Commercial                       NPAs as
                               Real Estate            Real            Real Estate             Real             Total         a % of
        State               1 - 4          5+        Estate       1 - 4         5+           Estate             NPAs          Loans
---------------------    ------------   --------   -----------   ---------    --------    -------------    -------------   --------
Northern California         $ 61,376     $  500     $  103       $    89       $ -0-        $    -0-        $ 62,068           .35%
Southern California          111,598        321        564         1,558         -0-             -0-         114,041           .69
Florida                       30,426        -0-         80           280         -0-             -0-          30,786          1.13
Texas                         17,126        -0-        -0-           758         -0-             -0-          17,884           .81
New Jersey                    18,813        -0-        -0-           573         -0-             -0-          19,386           .98
Washington                     8,554        -0-        -0-           425         -0-             -0-           8,979           .52
Illinois                      14,770        -0-        -0-           594         215             -0-          15,579          1.01
Colorado                       2,745        -0-        -0-           -0-         -0-             -0-           2,745           .19
Other(c)                      69,412        298        -0-         5,280         -0-             -0-          74,990           .96
                         ------------   --------   ----------    ---------    --------    ------------    -------------   ----------
  Total                     $334,820     $1,119     $  747       $ 9,557       $ 215        $    -0-         346,458           .64
                         ============   ========   ==========    =========    ========    ============

FRE general valuation allowance                                                                                 (314)         (.00)
                                                                                                          -------------   ----------
Total nonperforming assets                                                                                  $ 346,144          .64%
                                                                                                          =============   ==========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The September 30, 2001 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances with less than 2% of total loans.


           The Company provides specific valuation allowances for losses on major loans when impaired, and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. This approach further considers other risks such as the impact of natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to four- single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, specific and general valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reviewed quarterly.

           The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001.

                                    TABLE 14

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                           Three Months Ended                Nine Months Ended
                                                                             September 30                     September 30
                                                                   -----------------------------    ------------------------------
                                                                        2002            2001             2002             2001
                                                                   -------------   -------------    -------------    -------------
     Beginning allowance for loan losses                              $ 273,881       $ 245,078       $ 261,013        $ 236,708
     Provision for losses charged to expense                              6,484           3,639          20,209           12,463
     Loans charged off                                                     (646)           (628)         (1,766)          (1,383)
     Recoveries                                                              99             161             362              329
     Net transfer to allowance from recourse liability                      -0-           2,194             -0-            2,327
                                                                   -------------   -------------    -------------    -------------
     Ending allowance for loan losses                                 $ 279,818       $ 250,444       $ 279,818        $ 250,444
                                                                   =============   =============    =============    =============

     Annualized ratio of net chargeoffs to average loans
       outstanding (including MBS with recourse
       and MBS-REMICs)                                                     .00%            .00%             .00%             .00%
                                                                   =============   =============    =============    =============

     Ratio of allowance for loan losses to total loans
       (including MBS with recourse and MBS-REMICs)                                                         .45%             .46%
                                                                                                    =============    =============

     Ratio of allowance for loan losses to nonperforming assets                                            67.0%            72.4%
                                                                                                    =============    =============


Deposits

           The Company raises deposits through its retail branch system as well as through the money markets.

           Retail deposits increased during the third quarter of 2002 by $2.5 billion, including interest credited of $240 million, compared to an increase of $1.8 billion, including interest credited of $312 million in the third quarter of 2001. Retail deposits increased during the first nine months of 2002 by $4.3 billion, including interest credited of $704 million, compared to an increase of $3.3 billion, including interest credited of $994 million in the first nine months of 2001. Retail deposits increased during the first nine months of 2002 because the public found money market deposit accounts to be a more favorable investment compared with other alternatives. At September 30, 2002 and 2001, transaction accounts (which include checking, passbook, and money market accounts) represented 60% and 34%, respectively, of the total balance of deposits.

           From time to time, the Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. There were no outstanding wholesale CDs at September 30, 2002, December 31, 2001, or September 30, 2001.

           The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 2002 and 2001.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                             September 30
                                                                     -----------------------------------------------------------
                                                                                 2002                           2001
                                                                     ----------------------------   ----------------------------
                                                                        Rate*           Amount         Rate*           Amount
                                                                     -----------    -------------   -----------    -------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.44%         $   140          1.85%         $    98
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 1.94            4,220          3.06            4,317
      Passbook accounts                                                     .83              451          1.20              461
      Money market deposit accounts                                        2.81           18,617          3.66            6,341
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  2.11            5,739          4.21           11,908
        1 to 2 years                                                       2.80            4,586          5.02            6,785
        2 to 3 years                                                       4.09            1,887          5.45            1,560
        3 to 4 years                                                       4.62            1,242          5.54              602
        4 years and over                                                   5.13            1,752          5.78              735
      Retail jumbo CDs                                                     3.90              115          4.86              327
                                                                                    -------------                  -------------
                                                                                        $ 38,749                       $ 33,134
                                                                                    =============                  =============


    Deposits by remaining maturity:
        No contractual maturity                                            2.60%        $ 23,428          3.31%        $ 11,217
        Maturity within one year                                           2.71           11,372          4.58           19,449
        1 to 5 years                                                       4.31            3,937          5.12            2,448
        Over 5 years                                                       5.10               12          5.74               20
                                                                                    -------------                  -------------
                                                                                        $ 38,749                       $ 33,134
                                                                                    =============                  =============

    * Weighted average interest rate, including the impact of interest rate swaps.

           At September 30, the weighted average cost of deposits was 2.81%
(2002) and 4.19% (2001).

Advances from Federal Home Loan Banks

           The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.6 billion at September 30, 2002, compared to $18.0 billion at December 31, 2001, and $17.9 billion at September 30, 2001.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into primarily with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos amounted to $22 million, $224 million, and $421 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

Other Borrowings

           At September 30, 2002, Golden West, at the holding company level, had a total of $200 million of subordinated debt issued and outstanding as compared to $600 million at September 30, 2001. As of September 30, 2002, the Company's subordinated debt securities were rated A2 and A- by Moody's Investors Service (Moody's) and Standard & Poor's Corporation (S&P), respectively. On
November 8, 2002, S&P raised the rating to A.

           In July 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance or sale of up to $1.0 billion of securities, including senior debt. During the third quarter of 2002, the Company issued $300 million of five-year and $500 million of ten-year senior debt in two separate transactions pursuant to such registration statement, bringing the balance issued under this registration statement to $1.0 billion at September 30, 2002. As of September 30, 2002, the Company's senior debt was rated A1 and A by Moody's and S&P, respectively. On November 8, 2002, S&P raised the rating to A+.

           WSB has a $5 billion revolving bank note program. At September 30, 2002, WSB had $1.1 billion of bank notes outstanding as compared to $694 million at September 30, 2001. As of September 30, 2002, WSB's bank notes were rated P1 and A1 by Moody's and S&P, respectively. On November 8, 2002, S&P raised the rating to A-1+.

           In 1996, WSB received permission from the OTS to issue non-convertible medium-term notes to institutional investors under rules similar to Office of the Comptroller of the Currency rules applicable to similarly situated national banks. As of September 30, 2002, WSB had not issued any notes under this authority. As of September 30, 2002, WSB's long-term deposits and other senior obligations were rated Aa3 by Moody's and A+ by S&P. On
November 8, 2002, S&P raised the rating to AA-.

Stockholders' Equity

           The Company's stockholders' equity increased by $509 million during the first nine months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $146 million cost of the repurchase of Company stock. The Company's stockholders' equity increased by $528 million during the first nine months of 2001 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders and the $29 million cost of the repurchase of Company stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 2002, December 31, 2001, and September 30, 2001 were $189 million, $221 million, and $222 million, respectively.

           Since 1993, through five separate actions, Golden West's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of September 30, 2002, 48.9 million shares had been repurchased and retired at a cost of $1.2 billion since October 1993, of which 2.3 million shares were purchased and retired at a cost of $146 million during the first nine months of 2002. Dividends from subsidiaries are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of September 30, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           The following tables show WSB's and WTX's regulatory capital ratios and compare them to the OTS minimum requirements at September 30, 2002 and 2001.

                                    TABLE 16

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                            As of September 30, 2002
                             (Dollars in thousands)

                                                                                                         Well-Capitalized
                                                                       Minimum Capital                       Capital
                                           Actual                       Requirements                       Requirements
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
--------------------
Tangible                             $4,899,824       7.51%            $  978,899      1.50%              ---            ---
Tier 1 (core or leverage)             4,899,824       7.51              2,610,398      4.00             $ 3,262,997       5.00%
Tier 1 risk-based                     4,899,824      13.32              ---           ---                 2,207,546       6.00
Total risk-based                      5,178,292      14.07              2,943,395      8.00               3,679,244      10.00

WTX
---
Tangible                              $ 410,787       5.24%            $  117,585      1.50%              ---            ---
Tier 1 (core or leverage)               410,787       5.24                313,560      4.00              $  391,950       5.00%
Tier 1 risk-based                       410,787      24.75              ---           ---                    99,599       6.00
Total risk-based                        411,011      24.76                132,799      8.00                 165,998      10.00


                                    TABLE 17

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                            As of September 30, 2001
                             (Dollars in thousands)


                                                                                                         Well-Capitalized
                                                                       Minimum Capital                       Capital
                                           Actual                       Requirements                       Requirements
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
--------------------
Tangible                             $4,247,559       7.38%            $  863,820      1.50%              ---            ---
Tier 1 (core or leverage)             4,247,559       7.38              2,303,520      4.00             $ 2,879,400       5.00%
Tier 1 risk-based                     4,247,559      12.69              ---           ---                 2,007,708       6.00
Total risk-based                      4,591,460      13.72              2,676,943      8.00               3,346,179      10.00

WTX
---
Tangible                              $ 310,217       5.22%            $   89,180      1.50%              ---            ---
Tier 1 (core or leverage)               310,217       5.22                237,813      4.00              $  297,266       5.00%
Tier 1 risk-based                       310,217      26.08              ---           ---                    71,375       6.00
Total risk-based                        310,218      26.08                 95,167      8.00                 118,959      10.00



Results Of Operations

           Net Earnings

           Net earnings for the three months ended September 30, 2002 were $244 million compared to net earnings of $206 million for the three months ended September 30, 2001. Net earnings for the nine months ended September 30, 2002 were $709 million compared to net earnings of $591 million (excluding the cumulative effect of the accounting change) for the nine months ended September 30, 2001. Net earnings for the first nine months increased in 2002 as compared to 2001 primarily as a result of increased net interest income and increased noninterest income, which were partially offset by an increase in general and administrative expenses. Including the cumulative effect of the accounting change, net of tax, net earnings for the nine months ended September 30, 2001 were $585 million. See page 6 for further discussion on SFAS 133 and the cumulative effect of the accounting change. Two non-recurring items contributed to net earnings during the third quarter of 2002. The Company received $9.4 million from the Federal Home Loan Bank of San Francisco for 1998 prepayment fees that were refunded. In addition, the Company had a one-time after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

           Net Interest Income

           The largest component of the Company's revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company's net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company's primary earning asset, by originating and retaining high-quality adjustable rate home loans. Over the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates, which can temporarily increase or reduce changes in net interest income.

           Net interest income amounted to $496 million and $1.4 billion, respectively, for the three and nine months ended September 30, 2002. These amounts represented 19% and 21% increases, respectively, over the $415 million and $1.2 billion reported during the same periods in 2001. As discussed below, the growth of net interest income in 2002 compared with the prior year resulted from both expansion of the Company's earning assets and an increase in the Company's average primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

           Between September 30, 2001 and September 30, 2002, the Company's earning asset balance increased by $7.1 billion or 13%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales, especially in the second and third quarters of 2002.

           As noted in the discussion of the gap on pages 10 and 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended September 30, 2002, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.41% with a monthend high of 3.21% and a monthend low of 1.88%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001. At the same time, the yield on the Company's assets fell by only 166 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, and at December 31, 2001 reached 3.21%, the highest level in the Company's history. During the first nine months of 2002, the Company's cost of funds declined by an additional 59 basis points. At the same time, the Company's asset yield fell by 87 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in the first nine months of 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at September 30, 2002. However, the average primary spread in the first nine months of 2002 was greater than the average reported for the same period in 2001, contributing to the increase in net interest income for the first nine months of 2002 compared with the first nine months of 2001.

           The table below shows the components of the Company's spread at September 30, 2002, December 31, 2001, and September 30, 2001.

                                    TABLE 18

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                      September 30              December 31            September 30
                                          2002                     2001                    2001
                                   ------------------        ----------------       ------------------
Yield on loan portfolio                   5.47%                   6.39%                    7.01%
Yield on MBS                              5.74                    6.35                     6.95
Yield on investments                      3.50                    2.86                     4.34
                                   ------------------        ----------------       ------------------
Yield on earning assets                   5.49                    6.36                     6.97
                                   ------------------        ----------------       ------------------
Cost of deposits                          2.81                    3.39                     4.19
Cost of borrowings                        2.10                    2.72                     4.05
                                   ------------------        ----------------       ------------------
Cost of funds                             2.56                    3.15                     4.14
                                   ------------------        ----------------       ------------------
Primary spread                            2.93%                   3.21%                    2.83%
                                   ==================        ================       ==================

           The following tables set forth certain information with respect to the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2002 and 2001.

                                    TABLE 19

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                  Three Months Ended                                     Three Months Ended
                                                   September 30, 2002                                     September 30, 2001
                                    ---------------------------------------------   --------------------------------------------
                                                         Annualized       End of                        Annualized      End of
                                        Average            Average        Period        Average           Average       Period
                                       Balances(a)          Yield         Yield       Balances(a)         Yield         Yield
                                    ---------------     ------------    ---------   --------------    ------------    ----------
ASSETS
Investment securities                $ 3,306,584             2.17%         3.50%      $ 3,184,270         4.09%           4.34%
Mortgage-backed securities             7,067,078             5.98          5.74        16,797,464         7.10            6.95
Loans receivable(b)                   53,508,620             5.62          5.47        37,237,843         7.34            7.01
Invest. in capital stock of FHLBs      1,055,276             4.73          4.32         1,091,375         4.96            4.97
                                    ---------------     ------------                --------------    ------------
Interest-earning assets              $64,937,558             5.47%                    $58,310,952         7.05%
                                    ===============     ============                ==============    ============

LIABILITIES
Deposits:
 Checking accounts                   $   125,031             1.76%         1.44%      $   120,250         2.77%           1.85%
 Savings accounts                     21,170,685             2.62          2.61         10,115,826        3.45            3.32
 Term accounts                        16,309,182             3.22          3.12        22,255,697         4.99            4.65
                                    ---------------     ------------    --------    --------------    ------------    ----------
     Total deposits                   37,604,898             2.88          2.81        32,491,773         4.50            4.19
 Advances from FHLBs                  19,073,771             2.00          1.93        18,681,114         4.30            4.00
 Reverse repurchases                      82,965             1.44           .41           758,561         3.83            3.01
 Other borrowings                      4,641,925             2.29          3.36         3,545,252         4.44            4.95
                                    ---------------     ------------                --------------    ------------
 Interest-bearing liabilities        $61,403,559             2.56%                    $55,476,700         4.42%
                                    ===============     ============                ==============    ============

 Average net interest spread                                 2.91%                                        2.63%
                                                        ============                                  ============

 Net interest income                 $   495,700                                      $   415,133
                                    ===============                                 ==============

 Net yield on average interest-
     earning assets                                          3.05%                                        2.85%
                                                        ============                                  ============


(a) Averages are computed using daily balances.
(b) Includes nonaccrual loans (90 days or more past due).


                                    TABLE 20

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                   Nine Months Ended                            Nine Months Ended
                                                   September 30, 2002                           September 30, 2001
                                    ---------------------------------------------   --------------------------------------------
                                                         Annualized       End of                        Annualized      End of
                                        Average            Average        Period        Average           Average       Period
                                       Balances(a)          Yield         Yield       Balances(a)         Yield         Yield
                                    ---------------     ------------    ---------   --------------    ------------    ----------
ASSETS
Investment securities                $ 3,250,088             2.04%         3.50%      $ 3,167,297         4.94%           4.34%
Mortgage-backed securities             8,988,601             5.91          5.74        18,100,472         7.63            6.95
Loans receivable(b)                   48,861,244             5.79          5.47        35,398,324         7.77            7.01
Invest. In capital stock of FHLBs      1,051,363             5.14          4.32         1,082,383         5.64            4.97
                                    ---------------     ------------                --------------    ------------
Interest-earning assets              $62,151,296             5.60%                    $57,748,476         7.53%
                                    ===============     ============                ==============    ============

LIABILITIES
Deposits:
 Checking accounts                   $   161,013             1.38%         1.44%      $   125,870         2.57%           1.85%
 Savings accounts                     18,054,485             2.54          2.61         8,204,319         3.51            3.32
 Term accounts                        18,061,197             3.43          3.12        23,861,265         5.50            4.65
                                    ---------------     ------------    ---------   ---------------   ------------    ----------
     Total deposits                   36,276,695             2.98          2.81        32,191,454         4.98            4.19
Advances from FHLBs                   18,501,192             2.13          1.93        18,989,841         5.15            4.00
Reverse repurchases                      109,468             1.62           .41         1,079,398         4.88            3.01
Other borrowings                       3,993,764             2.52          3.36         2,698,127         5.10            4.95
                                    ---------------     ------------                --------------    ------------
Interest-bearing liabilities         $58,881,119             2.68%                    $54,958,820         5.04%
                                    ===============     ============                ==============    ============

Average net interest spread                                  2.92%                                        2.49%
                                                        ============                                  ============

Net interest income                  $ 1,427,618                                      $ 1,181,029
                                    ===============                                 ==============

Net yield on average interest-
   earning assets                                            3.06%                                        2.73%
                                                        ============                                  ============


(a) Averages are computed using daily balances.
(b) Includes nonaccrual loans (90 days or more past due).


           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001.

                                    TABLE 21

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                              ---------------------------      -------------------------
                                                                 2002            2001            2002           2001
                                                              ------------     ----------      ----------     ----------
Interest on loans                                                    79.5%          63.0%           76.1%          60.1%
Interest on mortgage-backed securities                               11.2           27.5            14.3           30.2
Interest and dividends on investments                                 3.2            4.3             3.2            4.8
                                                              ------------     ----------      ----------     ----------
                                                                     93.9           94.8            93.6           95.1
Less:
  Interest on deposits                                               28.6           33.7            29.0           35.1
  Interest on advances and other borrowings                          12.9           22.8            13.4           25.5
                                                              ------------     ----------      ----------     ----------
                                                                     41.5           56.5            42.4           60.6

Net interest income                                                  52.4           38.3            51.2           34.5
  Provision for loan losses                                            .7             .3              .7             .4
                                                              ------------     ----------      ----------     ----------
Net interest income after provision for loan losses                  51.7           38.0            50.5           34.1

Add:
  Fees                                                                3.4            3.5             3.7            3.3
  Gain on the sale of securities, MBS, and loans                       .6            1.2              .9             .8
  Change in fair value of derivatives                                  .0            (.7)             .2            (.4)
  Other noninterest income                                            2.1            1.2             1.6            1.2
                                                              ------------     ----------      ----------     ----------
                                                                      6.1            5.2             6.4            4.9
Less:
  General and administrative expenses                                16.3           12.2            15.7           10.9
  Taxes on income                                                    15.7           12.0            15.8           10.8
  Cumulative effect of accounting change                               .0             .0              .0             .2
                                                              ------------     ----------      ----------     ----------
Net earnings                                                         25.8%          19.0%           25.4%          17.1%
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

                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                                       Nine Months Ended
                                                      September 30, 2002
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2001                         $   103            $   621
Additions                                                -0-                275
Maturities                                               (12)              (190)
                                               --------------    ---------------
Balance at September 30, 2002                        $    91            $   706
                                               ==============    ===============

           The range of floating interest rates received on swap contracts in the first nine months of 2002 was 1.72% to 3.67%, and the range of floating interest rates paid on swap contracts was 1.80% to 2.00%. The range of fixed interest rates received on swap contracts in the first nine months of 2002 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.16% to 8.15%.

           Interest rate swap payment activity decreased net interest income by $4.3 million and $15.2 million for the three and nine months ended September 30, 2002, respectively, as compared to decreases of $3.8 million and $7.5 million for the same periods in 2001.

           The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $5 million, or $.02 after tax per diluted share for the nine months ended September 30, 2002 as compared to pre-tax expense of $14 million, or $.05 after tax per diluted share for the nine months ended September 30, 2001. This additional income and expense occurred because the fair value of Golden West's swaps changed in 2002 and 2001 as a result of interest rate movements. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at September 30, 2002.

           Interest on Loans

           In the third quarter of 2002, interest on loans increased by $69 million or 10.0% from the comparable period in 2001. The increase in the third quarter of 2002 was due to a $16.3 billion increase in the average portfolio balance, which was partially offset by a 172 basis point decrease in the average portfolio yield. In the first nine months of 2002, interest on loans increased by $61 million or 2.9% from the comparable period in 2001. The increase in the first nine months of 2002 was due to a $13.5 billion increase in the average portfolio balance partially offset by a 197 basis point decrease in the average portfolio yield.

           Interest on Mortgage-Backed Securities

           In the third quarter of 2002, interest on mortgage-backed securities decreased by $193 million or 64.6% from the comparable period in 2001. The decrease in the third quarter of 2002 was primarily due to a $9.7 billion decrease in the average portfolio balance and a 119 basis point decrease in the average portfolio yield. In the first nine months of 2002, interest on mortgage-backed securities decreased by $637 million or 61.6% from the comparable period in 2001. The decrease in the first nine months of 2002 was primarily due to an $9.1 billion decrease in the average portfolio balance and a 174 basis point decrease in the average portfolio yield. The decrease in the mortgage-backed securities portfolio was primarily due to the desecuritization of $4.1 billion FNMA MBS into loans and the prepayment of loans underlying the MBS, as discussed on pages 12 and 13.

           Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the third quarter of 2002, interest and dividends on investments decreased by $16 million or 34.0% from the comparable period in 2001. The decrease in the third quarter of 2002 was due to a 193 basis point decrease in the average portfolio yield which was partially offset by a $122 million increase in the average portfolio balance. In the first nine months of 2002, interest and dividends on investments decreased by $73 million or 44.7% from the comparable period in 2001. The decrease in the first nine months of 2002 was due to a 282 basis point decrease in the average portfolio yield which was partially offset by an $83 million increase in the average portfolio balance. During the third quarter of 2002, the Company received $9.4 million from the FHLB of San Francisco for a refund of 1998 prepayment fees. Of the total $9.4 million refund, $1.5 million was interest that was recorded as other interest income while the remaining $7.9 million was recorded as other noninterest income during the third quarter of 2002 (see "Noninterest Income" on page 35).

           Interest on Deposits

           In the third quarter of 2002, interest on deposits decreased by $95 million or 26.0% from the comparable period in 2001. The decrease in the third quarter of 2002 was due to a 162 basis point decrease in the average cost of deposits which was partially offset by a $5.2 billion increase in the average balance of deposits. In the first nine months of 2002, interest on deposits decreased by $392 million or 32.6% from the comparable period in 2001. The decrease in the first nine months of 2002 was due to a 201 basis point decrease in the average cost of deposits which was partially offset by a $4.0 billion increase in the average balance of deposits.

           Interest on Advances and Other Borrowings

           In the third quarter of 2002, interest on advances and other borrowings decreased by $125 million or 50.6% from the comparable period of 2001. The decrease in the third quarter of 2002 was primarily due to a 223 basis point decrease in the average cost of these borrowings which was partially offset by a $814 million increase in the average balance. In the first nine months of 2002, interest on advances and other borrowings decreased by $504 million or 57.5% from the comparable period of 2001. The decrease in the first nine months of 2002 was primarily due to a 294 basis point decrease in the average cost of these borrowings and a $163 million decrease in the average balance.

           Provision for Loan Losses

           The provision for loan losses was $6 million and $20 million, respectively, for the three and nine months ended September 30, 2002 compared to $4 million and $12 million for the same periods in 2001. The provision for loan losses in 2002 reflected the growth in the loan portfolio.

           Noninterest Income

           Noninterest income was $58 million and $179 million, respectively, for the three and nine months ended September 30, 2002 compared to $56 million and $167 million for the same periods in 2001. The increase for the first nine months of 2002 resulted primarily from the income associated with the ongoing valuation of interest rate swaps compared with an expense in 2001. Also included in Noninterest income for the third quarter of 2002 was a $7.9 million refund for 1998 FHLB prepayment fees refunded by the FHLB of San Francisco (see "Interest and Dividends on Investments" on page 34).

           General and Administrative Expenses

           For the third quarter and first nine months of 2002, general and administrative expenses (G&A) were $154 million and $438 million compared to $132 million and $375 million for the comparable periods in 2001. G&A as a percentage of average assets on an annualized basis was .96% and .95% for the third quarter and first nine months of 2002 compared to .91% and .88% for the same periods in 2001. G&A expenses increased in 2002 because of the growth of loans and deposits and the costs associated with the ongoing investments in personnel, facilities, and technology. In addition, the G&A ratio increased because expenses grew faster than average assets in 2002. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 27.78% and 27.25% for the third quarter and first nine months of 2002 compared to 28.03% and 27.80% for the same periods in 2001.

           Taxes on Income

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 37.8% and 38.3%, respectively, for the third quarter and first nine months of 2002 compared to 38.7% and 38.5% for the comparable periods in 2001. Included in taxes on income for the third quarter of 2002 was a non-recurring after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

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

           The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 26), and general and administrative expenses. At September 30, 2002, December 31, 2001, and September 30, 2001, Golden West's total cash and investments amounted to $870 million, $364 million, and $532 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at December 31, 2001, and September 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 10, 11 and 28. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by product lines offered by the Company. Based on the information and assumptions in effect at September 30, 2002, a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

ITEM 4.  CONTROLS AND PROCEDURES

           Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

ITEM 5.  AUDIT SERVICES DISCLOSURE

           On October 24, 2002, pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform auditing services and certain non-audit services for the Company. The non-audit services include tax compliance and planning, tax return reviews, other tax related services, and attestations confirming the calculation of COSI for mortgage loan purposes.

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

11             Statement of Computation of Earnings Per Share.

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.3 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

    The Registrant filed the following reports on Form 8-K with the Commission during the quarter for which the report is filed:

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

                                               GOLDEN WEST FINANCIAL CORPORATION

Dated:  November 8, 2002
                                                         /s/ Russell W. Kettell
                                             ----------------------------------
                                                             Russell W. Kettell
                                          President and Chief Financial Officer



                                                            /s/ William C. Nunan
                                             ----------------------------------
                                                                William C. Nunan
                        Group Senior Vice President and Chief Accounting Officer

                                  CERTIFICATION

I, Herbert M. Sandler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                          /s/ Herbert M. Sandler
----------------                               ---------------------------------
Date                                                          Herbert M. Sandler
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Marion O. Sandler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                           /s/ Marion O. Sandler
----------------                               ---------------------------------
Date                                                           Marion O. Sandler
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Russell W. Kettell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                          /s/ Russell W. Kettell
----------------                               ---------------------------------
Date                                                          Russell W. Kettell
                                           President and Chief Financial Officer
                                               Golden West Financial Corporation

                                   EXHIBIT 11

                        Golden West Financial Corporation
        Statement of Computation of Basic and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)


                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30                         September 30
                                                          ---------------------------------    ----------------------------------
                                                               2002              2001               2002              2001
                                                          ---------------   ---------------    ----------------  ----------------
  Income before Cumulative Effect of
      Accounting Change                                     $    244,459      $    205,840        $    708,908      $    590,848
  Cumulative effect of accounting change,
      net of tax                                                     -0-               -0-                 -0-            (6,018)
                                                          ---------------   ---------------    ----------------  ----------------
  Net Earnings                                              $    244,459      $    205,840        $    708,908      $    584,830
                                                          ===============   ===============    ================  ================

  Weighted Average Shares                                    154,441,454       158,868,462         154,915,165       158,691,819
  Dilutive effect of outstanding
      common stock equivalents                                 2,048,977         2,131,733           2,064,568         2,092,272
                                                          ---------------   ---------------    ----------------  ----------------
  Diluted Average Shares Outstanding                         156,490,431       161,000,195         156,979,733       160,784,091
                                                          ===============   ===============    ================  ================

  Basic Earnings Per Share before
      Cumulative Effect of Accounting Change                $       1.58      $       1.30        $       4.58      $       3.73
  Cumulative effect of accounting change,
      net of tax                                                     .00               .00                 .00              (.04)
                                                          ---------------   ---------------    ----------------  ----------------
  Basic Earnings Per Share                                  $       1.58      $       1.30        $       4.58      $       3.69
                                                          ===============   ===============    ================  ================

  Diluted Earnings Per Share before
      Cumulative Effect of Accounting Change                $       1.56      $       1.28        $       4.52       $      3.68
  Cumulative effect of accounting change,
      net of tax                                                     .00               .00                 .00              (.04)
                                                          ---------------   ---------------    ----------------  ----------------
  Diluted Earnings Per Share                                $       1.56      $       1.28        $       4.52      $       3.64
                                                          ===============   ===============    ================  ================

                                  EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002, I, Herbert M. Sandler, Chairman of the Board and Chief Executive Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.






November 8, 2002                                          /s/ Herbert M. Sandler
----------------                               ---------------------------------
Date                                                          Herbert M. Sandler
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 99.2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002, I, Marion O. Sandler, Chairman of the Board and Chief Executive Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.






November 8, 2002                                           /s/ Marion O. Sandler
----------------                               ---------------------------------
Date                                                           Marion O. Sandler
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 99.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002, I, Russell W. Kettell, President and Chief Financial Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.






November 8, 2002                                          /s/ Russell W. Kettell
----------------                               ---------------------------------
Date                                                          Russell W. Kettell
                                           President and Chief Financial Officer
                                               Golden West Financial Corporation