Form 10-K
period 2002-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2003-03-26
CIK 42293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                       ----------------------------------

                                    FORM 10-K

                       ----------------------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

                          Commission File Number 1-4629
                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated pursuant to the Laws of Delaware State

                       ----------------------------------

                 I.R.S. - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                       ----------------------------------

                Securities registered pursuant to section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.10 par value           New York Stock Exchange, Pacific Exchange

                Securities registered pursuant to Section 12(g) of the Act: NONE

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
          Yes [ X ] No [   ]


                The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on June 30, 2002, was $10,657,969,078. The number of shares outstanding of the registrant's common stock on February 28, 2003, was 153,329,403 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Proxy Statement dated March 14, 2003, furnished to stockholders in connection with the registrant's 2003 Annual Meeting of Stockholders, is incorporated by reference into Part III.

================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            Page
PART I.........................................................................1
  Item 1.  Business............................................................1
   Registrant..................................................................1
   Forward Looking Statements..................................................2
   Regulatory Framework........................................................2
   Office Structure............................................................2
   Operations..................................................................3
   Deposit Activities..........................................................3
   Borrowings..................................................................5
   Mortgage-Backed Securities and Loans Receivable.............................7
   Mortgage Servicing Rights..................................................19
   Asset Quality..............................................................19
   Investment Activities......................................................25
   Stockholders' Equity.......................................................26
   New Accounting Pronouncements..............................................26
   Earnings Per Share.........................................................28
   Yield on Interest-Earning Assets/Cost of Funds.............................28
   Competition and Other Matters..............................................30
   Thrift Industry............................................................31
   Regulation.................................................................31
   Employee Relations.........................................................38
   Executive Officers of the Company..........................................39
  Item 2.  Description of Property............................................40
  Item 3.  Legal Proceedings..................................................40
  Item 4.  Submission of Matters to a Vote of Security Holders................40
PART II.......................................................................41
  Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters...............................................41
   Market Prices of Stock.....................................................41
   Per Share Cash Dividends Data..............................................41
   Stockholders...............................................................42
   Equity Compensation Plan Information.......................................42
  Item 6.  Selected Financial Data............................................42
  Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................46
   Financial Condition........................................................47
   Results of Operations......................................................64
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........69
  Item 8.  Financial Statements and Supplementary Data........................69
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................69
PART III......................................................................70
  Item 10. Directors and Executive Officers of the Registrant.................70
  Item 11. Executive Compensation.............................................70
  Item 12. Security Ownership of Certain Beneficial Owners and Management.....70
  Item 13. Certain Relationships and Related Transactions.....................70
  Item 14. Controls and Procedures............................................70
PART IV.......................................................................71
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....71

                                     PART I

ITEM 1.     BUSINESS

Registrant

Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned federally chartered savings bank subsidiary, World Savings Bank, FSB (WSB). WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX), that is also a federally chartered savings bank. Atlas Advisers, Inc. and Atlas Securities, Inc. also are subsidiaries of Golden West. These two companies were formed to provide services to Atlas Assets, Inc., an open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s fifteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

           WSB's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and certain savings banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF.

           WSB's home office is in Oakland, California. As of December 31, 2002 and 2001, WSB had assets of $68.0 billion and $58.4 billion, respectively. For the years ended December 31, 2002, 2001, and 2000, WSB had net income of $978 million, $827 million, and $540 million, respectively.

           The Company's Internet address is www.gdw.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Forward Looking Statements

           This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West's results of operations and financial condition are:

o    competitive practices in the financial services industries;
o    operational and systems risks;
o general economic and capital market conditions, including fluctuations in interest rates;
o economic conditions in certain geographic areas, particularly in California; and
o the impact of current and future laws and governmental regulations affecting the financial services industry in general and Golden West's operations in particular.

           In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed under the heading "Asset/Liability Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

Regulatory Framework

The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA) and is subject to the regulation, examination, supervision, and reporting requirements of HOLA. WSB is a member of the Federal Home Loan Bank (FHLB) system and owns stock in the FHLB of San Francisco. WTX is a member of the FHLB system and owns stock in the FHLB of Dallas. WSB's and WTX's savings accounts are insured by the FDIC up to the maximum amounts provided by law. The Company, WSB, and WTX are subject to extensive examination, supervision, and regulation by the Office of Thrift Supervision (OTS). Applicable regulations govern, among other things, lending and investment powers, the types of savings accounts that can be offered, the types of businesses that can be engaged in, capital requirements, and the payment of dividends. WSB and WTX are also subject to regulations of the FDIC and the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to deposit accounts, reserve requirements, and certain other matters (see Regulation), and regulations of other federal and state agencies concerning consumers, lending, and securities activities.

Office Structure

           As of December 31, 2002, the Company operated 121 savings branch offices in California, 46 in Florida, 36 in Colorado, 23 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, six in Illinois, and two in Nevada. The Company also operated 311 loan origination offices of which 110 were located in the states listed above. The remaining 201 loan origination offices were located in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. Of the 311 loan offices, 21 were fully-staffed offices that were located in the same premises as savings branch offices, and 110 others were savings branch offices that have a single loan officer on site. The remaining loan origination offices were located in facilities that were separate from savings branch offices.

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

Deposit Activities

           Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to five years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form through its branch offices. From time to time, the Company uses securities dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs." All other deposits offered by the Company are considered "retail deposits." There were no outstanding wholesale CDs at December 31, 2002 and 2001. The Company's deposit balance at December 31, 2000 included $185 million of these wholesale CDs.

           Retail deposits increased $6.6 billion during 2002, including interest credited of $1.0 billion, compared to an increase of $4.6 billion during 2001, including interest credited of $1.3 billion, and an increase of $2.7 billion, including interest credited of $1.3 billion during 2000. Retail deposits increased in 2002, 2001, and 2000 primarily due to the implementation of marketing campaigns that took advantage of the favorable savings environment in which the public found money market deposit accounts to be a more favorable investment compared with other alternatives. At December 31, 2002, 2001, and 2000, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 66%, 40%, and 24%, respectively, of the total balance of deposits.

           The following table summarizes the Company's deposits by original term to maturity at December 31.

                                     TABLE 1

                                    Deposits
                          by Original Term to Maturity
                             (Dollars in Thousands)

                                                 2002              2001              2000              1999             1998
                                             --------------    --------------    --------------    --------------   --------------
     Interest-bearing  checking accounts......$    165,320        $  155,799         $  74,598        $  128,677       $  102,874
     Interest-bearing checking accounts
       swept into money market deposit
       accounts...............................   4,407,650         4,613,087         3,059,928         3,206,240        2,706,811
     Passbook accounts........................     456,158           459,953           451,228           484,132          514,265
     Money market deposit accounts............  22,060,104         8,569,759         3,534,786         5,869,963        5,825,450
     Time certificates of deposit with
         original maturities of:
         4  weeks  to 1 year..................   4,714,712        10,852,181        12,325,768         8,554,573        5,893,772
         1 to 2  years........................   4,197,261         6,415,700         7,275,219         5,947,712        7,717,692
         2 to 3  years........................   1,857,234         1,619,868         1,367,147         1,349,180        1,417,606
         3 to 4  years........................   1,286,011           737,981           453,974           368,540          368,615
         4 years  and over....................   1,794,051           799,025           675,120           582,275        1,150,056
     Retail  jumbo CDs (a)....................     100,173           249,088           644,962           623,286          521,478
     Wholesale  CDs...........................         -0-               -0-           185,000           600,000              -0-
     All  other...............................         123               144               189               332              476
                                             --------------    --------------    --------------    --------------   --------------
     Total deposits...........................$ 41,038,797      $ 34,472,585      $ 30,047,919      $ 27,714,910     $ 26,219,095
                                             ==============    ==============    ==============    ==============   ==============
(a) Retail jumbo CDs are certificates of deposit with a minimum balance of $100,000.

           The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in Thousands)

                                                           2002                2001
                                                   -----------------   -----------------
 0.00%       --     2.00%   . . . . . . . . . .       $  5,433,756        $    685,916
 2.01%       --     4.00%   . . . . . . . . . .         32,219,197          24,445,143
 4.01%       --     6.00%   . . . . . . . . . .          2,846,962           7,572,962
 6.01%       --     8.00%   . . . . . . . . . .            529,715           1,759,311
 8.01%       --    10.00%   . . . . . . . . . .                -0-                 -0-
10.01%       --    12.00%   . . . . . . . . . .              9,167               9,253
                                                   -----------------   -----------------
                                                      $ 41,038,797        $ 34,472,585
                                                   =================   =================

At December 31, the weighted average cost of deposits was 2.56% (2002) and 3.39% (2001).

           The table below shows the maturities of deposits at December 31, 2002 by interest rate.

                                     TABLE 3

                               Deposit Maturities
                                by Interest Rate
                             (Dollars in Thousands)

                                                                                                         2007 and
                                  2003(a)             2004              2005             2006           thereafter          Total
                              -----------------  ----------------   --------------   --------------   ---------------- ------------
 0.00%     --   2.00%          $ 5,320,343        $  113,130         $    283         $    -0-         $      -0-        $5,433,756
 2.01%     --   4.00%           30,765,063         1,022,885          328,775            9,467             93,007        32,219,197
 4.01%     --   6.00%              843,534           345,302          391,365          245,013          1,021,748         2,846,962
 6.01%     --   8.00%              233,908            13,999          271,928            1,166              8,714           529,715
 8.01%     --  10.00%                  -0-               -0-              -0-              -0-                -0-               -0-
10.01%     --  12.00%                9,167               -0-              -0-              -0-                -0-             9,167
                              -----------------  ----------------   --------------   --------------   ------------    --------------
                               $37,172,015        $1,495,316         $992,351         $255,646         $1,123,469       $41,038,797
                              =================  ================   ==============   ==============   ============    ==============

(a) Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

           As of December 31, 2002, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $2.7 billion, of which $100 million were retail jumbo CDs with a minimum balance of $100,000. There were no wholesale CDs. The following table presents the maturity of these time certificates of deposit at December 31, 2002.

                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in Thousands)

3 months or less                                              $ 774,496
Over 3 months through 6 months                                  495,459
Over 6 months through 12 months                                 575,276
Over 12 months                                                  842,690
                                                       -----------------
                                                             $2,687,921
                                                       =================

           More information regarding deposits is included in Note I to the Financial Statements included in Item 15.

Borrowings

           The Company generally may borrow from the FHLB upon the security of
(a) the capital stock of the FHLB owned by the Company, (b) certain of its residential mortgage loans and MBS, or (c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances," to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable. At December 31, 2002, the Company had $18.6 billion in FHLB advances outstanding, compared to $18.0 billion at yearend 2001.

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

           The Company monitors the level of activity with any one party in connection with reverse repurchase agreements and dollar reverses in order to minimize its risk exposure in these transactions. Reverse repurchase agreements and dollar reverses amounted to $522 million at December 31, 2002, compared to $224 million at yearend 2001.

           At December 31, 2002, Golden West, at the holding company level, had a total of $200 million of subordinated debt outstanding compared with $600 million at December 31, 2001. As of December 31, 2002, Golden West's subordinated debt securities were rated A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

           At December 31, 2002, the Company had outstanding $1.0 billion of senior debt compared to $200 million at December 31, 2001. As of December 31, 2002, the Company's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

           WSB has a bank note program under which up to $5 billion of borrowings can be outstanding at any point in time. At December 31, 2002, WSB had $1.2 billion of bank notes outstanding. There were no bank notes outstanding at December 31, 2001 or 2000. As of December 31, 2002, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

           The table below sets forth the composition of the Company's borrowings at December 31.

                                     TABLE 5

                            Composition of Borrowings
                             (Dollars in Thousands)

                                                  2002               2001            2000               1999              1998
                                               --------------   --------------- ----------------   ---------------    -------------
FHLB advances...................................$ 18,635,099      $ 18,037,509    $  19,731,797       $ 8,915,218       $6,163,472
Reverse repurchase agreements...................     522,299           223,523          857,274           970,129        1,252,469
Dollar reverse repurchase agreements............         -0-               -0-              -0-            75,047              -0-
Bank notes......................................   1,209,925               -0-              -0-               -0-              -0-
Senior debt.....................................     989,690           198,215              -0-               -0-              -0-
Subordinated debt...............................     199,867           599,511          598,791           812,950          911,753
                                               --------------   --------------- ----------------   ---------------    -------------
    Total borrowings............................$ 21,556,880       $19,058,758    $  21,187,862       $10,773,344       $8,327,694
                                               ==============   =============== ================   ===============    =============
Weighted average interest rate
    of total borrowings.........................        1.85%             2.72%            6.66%             5.77%            5.87%
                                               ==============   =============== ================   ===============    =============

     More information concerning the borrowings of the Company is included in Notes J, K, L and M to the Financial Statements, which are included in Item 15.

Mortgage-Backed Securities and Loans Receivable

           The Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into mortgage-backed securities
(MBS) and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date the Company has not sold any interests requiring disclosures under SFAS 140. Because the Company currently retains all of the beneficial interest in these MBS , the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see pages 26 and 27 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

           During the first half of 2002, the Company desecuritized $4.1 billion of Federal National Mortgage Association (FNMA) MBS that were classified as MBS held to maturity with recourse, and the underlying loans were reclassified to loans receivable. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest income on loans.

           The following table shows the components of the Company's loans receivable portfolio, including MBS, at December 31, 2002, 2001, and 2000.

                                     TABLE 6

            Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in Thousands)

                                                       December 31            December 31            December 31
                                                          2002                   2001                   2000
                                                   --------------------   --------------------   --------------------
Loans                                                     $ 39,159,502           $ 35,952,918           $ 33,860,345
Securitized loans (a) (b)                                   19,066,063              5,186,717                    -0-
                                                   --------------------   --------------------   --------------------
    Total loans, excluding MBS                              58,225,565             41,139,635             33,860,345
                                                   --------------------   --------------------   --------------------

FNMA MBS                                                           -0-              4,732,779              7,758,409
MBS-REMICs                                                   5,871,069              8,836,840             10,366,578
Purchased MBS                                                  196,389                508,553                455,503
                                                   --------------------   --------------------   --------------------
    Total MBS                                                6,067,458             14,078,172             18,580,490
                                                   --------------------   --------------------   --------------------

Other (c)                                                       43,334                (74,260)               (97,702)
                                                   --------------------   --------------------   --------------------
Total loans receivable, including MBS                     $ 64,336,357           $ 55,143,547           $ 52,343,133
                                                   ====================   ====================   ====================

(a)    Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on pages 26 and 27).
(b)    Includes $10.9 billion at December 31, 2002 of loans securitized with FNMA where the securitized loans are subject to full credit recourse to the Company.
(c)    Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

           Repayments from the loan portfolio, including MBS, were $15.6 billion, $15.6 billion, and $6.9 billion for the years ended December 31, 2002, 2001, and 2000, respectively. In 2002, there was a small decrease in the prepayment rate offset by the growth in the loan portfolio. Loans receivable repayments were higher in 2001 as compared to 2000 due to an increase in the prepayment rate as well as an increase in the balance of the total loan portfolio outstanding.

Mortgage-Backed Securities

           The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 2002, 2001, and 2000, the Company had MBS held to maturity in the amount of $6.0 billion, $13.8 billion, and $18.5 billion, respectively. The sizable decrease in 2002 was due primarily to prepayments and to the desecuritization of $4.1 billion of FNMA MBS in 2002. During 2001, the Company securitized $3.0 billion of ARMs into MBS-REMICs during the first three months. Loans securitized after March 31, 2001 were classified as securitized loans in accordance with SFAS 140. During 2000, the Company securitized $4.8 billion of ARMs into FNMA MBS and securitized $4.6 billion of ARMs into MBS-REMICs. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 2002, 2001, and 2000, the Company had MBS available for sale in the amount of $35 million, $233 million, and $70 million, respectively, including net unrealized gains on MBS available for sale of $139 thousand, $2 million, and $1 million, respectively. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS adjusted for any unamortized premium or discount. During the first quarter of 2002, the Company sold $176 million of purchased MBS available for sale, which resulted in a gain of $3 million.

           Repayments of MBS during the years 2002, 2001, and 2000 amounted to $3.2 billion, $6.4 billion, and $2.5 billion, respectively. MBS repayments were lower in 2002 due primarily to a decrease in the balance of MBS outstanding. MBS repayments were higher in 2001 due to an increase in the prepayment rate.

           For more information on MBS, see Notes C and D to the Financial Statements included in Item 15.

Loans

           Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 2002, the Company was originating loans in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 2002 and 2001.

           Interest rates set at the time of origination by the Company on real estate loans are affected principally by competition, the supply of money available for lending, loan demand, and other factors that are affected by general economic conditions, regulatory and monetary policies of the federal government, and legislation and other governmental action dealing with budgetary and tax matters.

           The Company originates loans through offices that are staffed by employees who primarily contact local real estate brokers, mortgage brokers, and consumers regarding possible lending opportunities. Customers also may apply for home loans over the telephone and on line at www.worldsavings.com. The Company's loan approval process is intended to assess both the borrower's ability to repay the loan and the adequacy of the proposed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Antonio, Texas.


           The following tables set forth the Company's loan portfolio by state as of December 31, 2002 and 2001.

                                     TABLE 7

                             Loan Portfolio by State
                                December 31, 2002
                             (Dollars in Thousands)

                                    Residential
                                    Real Estate                            Commercial                             Loans
                           -------------------------------                    Real              Total           as a % of
         State                 1 - 4             5+            Land          Estate             Loans           Portfolio
------------------------   --------------   --------------   ----------   --------------   ----------------   ---------------
Northern California         $ 20,874,426      $ 1,783,379       $  -0-        $  10,000       $ 22,667,805         35.37%
Southern California           16,696,057        1,567,389          -0-            1,449         18,264,895         28.50
Florida                        3,405,781           44,041          -0-               78          3,449,900          5.38
Texas                          2,554,814          115,511          112              804          2,671,241          4.17
New Jersey                     2,389,661              -0-          -0-              945          2,390,606          3.73
Washington                     1,273,255          700,172          -0-              -0-          1,973,427          3.08
Illinois                       1,545,752          131,149          -0-              -0-          1,676,901          2.62
Colorado                       1,375,382          187,861          -0-            4,341          1,567,584          2.45
Other(a)                       9,277,811          140,374            2            2,848          9,421,035         14.70
                           --------------   --------------   ----------   --------------   ----------------   -----------
  Totals                    $ 59,392,939      $ 4,669,876       $  114        $  20,465         64,083,394        100.00%
                           ==============   ==============   ==========   ==============                      ===========
Net deferred loan costs                                                                            331,985
Allowance for loan losses                                                                         (281,097)
Undisbursed loan funds                                                                              (7,554)
Loans on deposits                                                                                   13,240
                                                                                           ----------------
   Total loan portfolio and loans securitized into MBS-REMICs                                   64,139,968
Loans securitized into MBS-REMICs                                                               (5,871,069)(b)(c)
                                                                                           ----------------
  Total loans receivable                                                                      $ 58,268,899
                                                                                           ================

(a)    All states included in Other have total loan balances less than 2% of total loans.
(b)    The above schedule includes the December 31, 2002 balances of loans that were securitized and retained as MBS-REMICs.
(c)    The significantly lower balance compared with December 31, 2001 (see
       Table 8) is due to the repayment of MBS-REMICs over the past year and the desecuritization of FNMA MBS with recourse in the first half of 2002.
       Since March 31, 2001, all new FNMA MBS with recourse and MBS-REMICs have been classified as securitized loans per SFAS 140 (see discussion on pages 26 and 27).

                                     TABLE 8

                             Loan Portfolio by State
                                December 31, 2001
                             (Dollars in Thousands)

                                   Residential
                                   Real Estate                             Commercial                            Loans
                          -------------------------------                     Real             Total           as a % of
         State                1 - 4             5+            Land           Estate              Loans         Portfolio
 -----------------------  --------------   --------------   ----------   ---------------   ---------------   ---------------
 Northern California       $ 16,668,387      $ 1,773,468       $   19         $  15,156      $ 18,457,030         33.75%
 Southern California         15,136,951        1,579,418          -0-             2,871        16,719,240         30.57
 Florida                      2,767,388           23,931          -0-               194         2,791,513          5.10
 Texas                        2,159,023           82,468          169               899         2,242,559          4.10
 New Jersey                   1,987,905              -0-          -0-             1,817         1,989,722          3.64
 Washington                   1,094,565          650,818          -0-               -0-         1,745,383          3.19
 Illinois                     1,407,339          119,020          -0-               -0-         1,526,359          2.79
 Colorado                     1,222,142          186,155          -0-             4,548         1,412,845          2.58
 Other(a)                     7,704,927           99,361           11             3,632         7,807,931         14.28
                          --------------   --------------   ----------   ---------------   ---------------   -----------
   Totals                  $ 50,148,627      $ 4,514,639       $  199         $  29,117        54,692,582        100.00%
                          ==============   ==============   ==========   ===============                     ===========
 Net deferred loan costs                                                                          193,924
 Allowance for loan losses                                                                       (261,013)
 Undisbursed loan funds                                                                            (7,171)
 Loans on deposits                                                                                 16,672
                                                                                           ---------------
    Total loan portfolio and loans securitized into FNMA MBS with recourse
     and MBS-REMICs                                                                            54,634,994
  Loans securitized into FNMA MBS with recourse and MBS-REMICs                                (13,569,619)(b)
                                                                                           ----------------
   Total loans receivable                                                                    $ 41,065,375
                                                                                           ===============

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) The above schedule includes the December 31, 2001 balances of loans that were securitized and retained as FNMA MBS with recourse and MBS-REMICs.

           The table below sets forth the composition of the Company's loan portfolio by type of collateral at December 31.

                                     TABLE 9

                       Loan Portfolio by Type of Security
                             (Dollars in Thousands)

                                           2002              2001              2000             1999              1998
                                        -------------    --------------   ---------------   --------------   -----------------
Loans collateralized
first deeds of trust:
   One-to four-family units.............$ 54,934,357      $ 38,326,759      $ 31,353,927     $ 26,041,066      $ 21,639,015
   Over four-family units...............   3,257,389         2,766,888         2,444,832        1,979,199         4,260,631
   Commercial real estate...............      20,465            29,117            39,810           49,149            65,865
   Land.................................         114               199               347              612               798
Loans on deposits.......................      13,240            16,672            21,429           20,107            25,279

Net deferred costs (fees)...............     331,985           193,924           145,709           66,840           (22,754)
Allowance for loan losses...............    (281,097)         (261,013)         (236,708)        (232,134)         (244,466)
Undisbursed loan funds..................      (7,554)           (7,171)           (6,703)          (5,022)           (3,080)
                                        -------------    --------------   ---------------   --------------   -----------------
    Total loans receivable..............  58,268,899        41,065,375        33,762,643       27,919,817        25,721,288

Loans securitized into MBS
collateralized by:
   One-to four-family units.............   4,458,582        11,821,868        16,102,358        8,853,027         9,346,004
   Over four-family units...............   1,412,487         1,747,751         2,022,629        2,294,874               -0-
                                        -------------    --------------   ---------------   --------------   -----------------
Total loans securitized into MBS........   5,871,069        13,569,619        18,124,987       11,147,901         9,346,004
                                        -------------    --------------   ---------------   --------------   -----------------
Loan portfolio including MBS            $ 64,139,968      $ 54,634,994      $ 51,887,630     $ 39,067,718      $ 35,067,292
                                        =============    ==============   ===============   ==============   =================

At December 31, 2002, 99.6% of the loans in the portfolio (including loans securitized into MBS) had remaining terms to maturity in excess of 10 years.

           The following table sets forth the amount of loans due after one year that have fixed interest rates and the amount that have adjustable interest rates at December 31, 2002.

                                    TABLE 10

                            Loans Due After One Year
                             (Dollars in Thousands)

                                 Loans
                              Securitized             Loans
                                into MBS           Receivable             Total
                            -----------------    ----------------    -----------------
Adjustable Rate                   $5,515,045         $56,270,782          $61,785,827
Fixed Rate                           355,154           1,977,766            2,332,920
                            -----------------    ----------------    -----------------
                                  $5,870,199         $58,248,548          $64,118,747
                            =================    ================    =================

           The following table sets forth information concerning new loans made by the Company during 2002, 2001, and 2000 by type and purpose of loan.

                                    TABLE 11

              New Mortgage Loan Originations by Type and by Purpose
                             (Dollars in Thousands)

                                      2002                                  2001                                  2000
                       -----------------------------------   -----------------------------------    --------------------------------
                       No. of                     %  of     No. of                     %  of      No. of                     %  of
By Type                 Loans        Amount       Total      Loans        Amount       Total       Loans       Amount        Total
--------------------   ---------   ------------   -------   ---------   ------------   -------    --------   ------------    -------
Residential
   (one unit)           117,664    $24,946,030      93.4%     97,224    $19,501,525      93.9%    108,539    $18,627,153       94.2%
Residential
   (2 to 4 units)         3,456        817,466       3.1       2,495        575,585       2.8       2,238        478,297        2.4
Residential
  (5 or more units)       1,265        919,394       3.5       1,105        686,127       3.3         941        677,237        3.4
                       ---------   ------------   -------   ---------   ------------   -------    --------   ------------    -------
Totals                  122,385    $26,682,890     100.0%    100,824    $20,763,237     100.0%    111,718    $19,782,687      100.0%
                       =========   ============   =======   =========   ============   =======    ========   ============    =======

                                      2002                                  2001                                  2000
                       -----------------------------------   -----------------------------------    --------------------------------
                       No. of                     %  of     No. of                     %  of      No. of                     %  of
By Purpose              Loans        Amount       Total      Loans        Amount       Total       Loans       Amount        Total
--------------------   ---------   ------------   -------   ---------   ------------   -------    --------   ------------    -------
Purchase                 48,292    $10,188,265      38.2%     45,989    $ 8,604,296      41.4%     79,038    $13,045,821       65.9%
Refinance                74,093     16,494,625      61.8      54,835     12,158,941      58.6      32,680      6,736,866       34.1
                       ---------   ------------   -------   ---------   ------------   -------    --------   ------------    -------
Totals                  122,385    $26,682,890     100.0%    100,824    $20,763,237     100.0%    111,718    $19,782,687      100.0%
                       =========   ============   =======   =========   ============   =======    ========   ============    =======

           New mortgage loan originations in 2002, 2001, and 2000 amounted to $26.7 billion, $20.8 billion, and $19.8 billion, respectively. The volume of originations increased during 2002 due to the continued strong demand for mortgage loans and an increase in the popularity of adjustable rate mortgages, the Company's principal product. The volume of originations during 2001 increased due to an increase in the market demand for loans.

           The Company sells most of its new fixed-rate loans. First mortgages originated for sale were $1.7 billion, $2.2 billion, and $114 million for the years ended December 31, 2002, 2001, and 2000, respectively. The volume of loans originated for sale was high in 2002 and in 2001 as compared to 2000 due to an increase in fixed-rate mortgage originations caused by consumer preference for these loans in the prevailing low interest rate environment. During 2002, 2001, and 2000, $596 million, $794 million, and $29 million, respectively, of loans, including MBS, were converted at the customer's request from adjustable rate to fixed-rate. The Company also sells most of its converted fixed-rate loans. The Company sold $2.3 billion, $2.7 billion, and $152 million of fixed-rate first mortgage loans during 2002, 2001, and 2000, respectively. The Company recognized pre-tax gains on the sale of loans of $42 million in 2002 compared to $43 million in 2001 and $10 million in 2000. Included in the gains in 2002, 2001, and 2000 were $34 million, $42 million, and $3 million, respectively, due to the capitalization of mortgage servicing rights (see page 19 for further information). At December 31, 2002, the loans held for sale portfolio had a balance of $381 million, all of which were carried at the lower of cost or market.

           The largest source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $17.9 billion in 2002 compared to $14.4 billion in 2001 and $12.4 billion in 2000. In 2002, 67% of total origination volume was secured by California residential property compared to 70% in 2001 and 63% in 2000. The five largest states, other than California, for originations for the year ended December 31, 2002, were Florida, Texas, New Jersey, Washington, and Colorado with a combined total of 17% of total originations. The percentage of loans originated in California has remained consistently high during the three years under discussion due to the strong California real estate market. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% in 2002 compared to 64% in 2001 and 63% in 2000.

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

           Pursuant to the aforementioned powers, the Company offers adjustable rate mortgages, and this type of mortgage is the Company's primary real estate loan. The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 96% at yearend 2002 compared to 94% at yearend 2001 and 95% at yearend 2000. The Company's ARM originations constituted approximately 92% of new mortgage loans made by the Company in 2002, compared with 84% in 2001 and 96% in 2000.

           Golden West originates ARMs tied primarily to the Certificate of Deposit Index (CODI), the Eleventh District Cost of Funds Index (COFI), and Golden West Cost of Savings Index (COSI). Prior to 2001, the Company also originated ARMS tied to the twelve-month rolling average of One-Year Treasury Constant Maturity (TCM). For a description of these indexes, see page 47 in Item
7. The following table shows the distribution of ARM originations by index for the years ended December 31, 2002, 2001, and 2000.

                                    TABLE 12

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in Thousands)

         ARM Index                      2002                  2001                  2000
-----------------------------     -----------------     -----------------     ------------------
CODI                                   $13,173,161           $   554,390            $       -0-
COFI                                     3,370,412             9,813,174              5,701,413
COSI                                     7,899,702             7,064,962             12,872,834
TCM                                            -0-                   -0-                470,171
                                  -----------------     -----------------     ------------------
                                       $24,443,275           $17,432,526            $19,044,418
                                  =================     =================     ==================


           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2002, 2001, and 2000.

                                    TABLE 13

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in Thousands)

         ARM Index                     2002                 2001                2000
----------------------------     -----------------    -----------------   -----------------
CODI                                  $13,286,566          $   552,746         $       -0-
COFI                                   24,755,498           29,010,008          27,405,401
COSI                                   22,070,692           20,943,596          20,460,242
Other (a)                               1,657,386            1,288,050           1,640,010
                                 -----------------    -----------------   -----------------
                                      $61,770,142          $51,794,400         $49,505,653
                                 =================    =================   =================

(a) Includes equity lines of credit tied to the prime rate and ARMs tied to the TCM.

           Most of the Company's ARMs carry an interest rate that changes monthly based on movements in certain indexes. The Company also offers a "modified" ARM, a loan that offers an introductory rate generally below the initial fully indexed contract rate for a specified period, normally one to 12 months. However, the borrower must qualify at the initial fully indexed contract rate.

           During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans, FNMA MBS, and MBS-REMICs before any reduction for loan servicing fees) was 12.13%, or 6.74% above the actual weighted average rate at December 31, 2002, versus 12.21%, or 5.77% above the weighted average rate at yearend 2001 and 12.28% or 4.17% above the weighted average rate at yearend 2000.

           The following table shows the Company's ARM loans by lifetime cap bands as of December 31, 2002.

                                    TABLE 14

            Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands
                                December 31, 2002
                             (Dollars in Thousands)

                                            ARM                Number            %  of Total
            Cap Bands                     Balance             of Loans             Balance
 ---------------------------------     ---------------     ----------------     ---------------
         Less than 9.00%                   $   4,507                   22                 .0%
           9.00%  -  9.49%                       107                    1                 .0%
           9.50%  -  9.99%                       542                    5                 .0%
          10.00%  -  10.49%                    8,556                   22                 .0%
          10.50%  -  10.99%                    6,437                   31                 .0%
          11.00%  -  11.49%                   80,362                  605                 .1%
          11.50%  -  11.99%               48,731,800              242,488               78.9%
          12.00%  -  12.49%                5,235,229               36,444                8.5%
          12.50%  -  12.99%                4,203,137               20,031                6.8%
          13.00%  -  13.49%                  245,298                1,335                 .4%
          13.50%  -  13.99%                  749,410                6,012                1.2%
        14.00% or greater                  2,469,418               38,956                4.0%
          No Cap                              35,339                  355                 .1%
                                     ----------------     ----------------    ----------------
           Total                         $61,770,142              346,307              100.0%
                                     ================     ================    ================


           Approximately $5.2 billion of the Company's ARMs (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2002, $2.0 billion of ARM loans had reached their rate floors compared with $560 million at December 31, 2001 and $144 million at December 31, 2000. The weighted average floor rate on the loans that had reached their floor was 5.87% at yearend 2002 compared to 7.15% at yearend 2001 and 8.01% at yearend 2000. Without the floor, the average rate on these loans would have been 5.19% at December 31, 2002, 5.91% at December 31, 2001, and 7.80% at December 31, 2000.

           On most of the Company's ARMs, monthly payments of principal and interest are adjusted annually with a maximum increase of 7-1/2% of the prior year's payment. If the contractual payment is not large enough to cover the interest due on the loan, the customer has the option of paying the portion of interest not covered by the payment or adding such interest to the balance of the loan. The portion of interest not covered by the payment that is added to the balance of the loan is referred to as deferred interest. At five-year intervals beginning in the sixth or eleventh year, the payment may be adjusted without limit to amortize the loan fully within the then-remaining term. Within these five-year periods, deferred interest may occur to the extent that the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount. If deferred interest reaches these limits, the Company may increase the loan payment to amortize the loan over its then-remaining term.

           On certain other ARMs, the payment and interest rate may change every six months, with the maximum rate per change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7-1/2% payment change limitation.

           Most of the Company's loans are collateralized by first deeds of trust on one-to four- family homes. The Company also originates second deeds of trust in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $160 million, $279 million, and $547 million for the years ended December 31, 2002, 2001, and 2000, respectively. The outstanding balance of fixed-rate seconds amounted to $215 million, $362 million, and $491 million at December 31, 2002, 2001 and 2000, respectively.

           The Company also establishes equity lines of credit (ELOCs) indexed to the prime rate which are collateralized by first or second deeds of trust. The Company established new ELOCs totaling $1.2 billion, $422 million, and $66 million for the years ended December 31, 2002, 2001, and 2000, respectively. The outstanding balance of ELOCs amounted to $999 million, $303 million, and $40 million at December 31, 2002, 2001, and 2000, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $1.5 billion, $458 million, and $67 million at December 31, 2002, 2001, and 2000, respectively.

           The Company generally lends up to 80% of the appraised value of residential real property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second loan may be a fixed-rate loan or an adjustable rate equity line of credit. For the year ended December 31, 2002, 13% of loans originated exceeded 80% of the appraised value of the property compared to 13% for the year ended December 31, 2001 and 19% for the year ended December 31, 2000.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined LTV (the sum of the first and second loan balances as a percentage of total value) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $139 million, $184 million, and $198 million in 2002, 2001, and 2000, respectively. In addition, the Company carries pool mortgage insurance on ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the years ended December 31, 2002, 2001, and 2000.

                                    TABLE 15

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                                                                      For the Year Ended
                                                                                         December 31
                                                                  ------------------------------------------------------
                                                                        2002               2001               2000
                                                                  ----------------   ---------------    ---------------
    First mortgages with loan to value ratios greater than 80%:
     With mortgage insurance                                       $  292,210         $   225,464        $   124,066
     With no mortgage insurance                                        70,478             123,387            229,397
                                                                  ----------------   ---------------    ---------------
                                                                      362,688             348,851            353,463
                                                                  ----------------   ---------------    ---------------
    First and second mortgages with combined loan to value ratios greater than 80%:
     With pool insurance on second mortgages                        2,412,821           1,354,754          2,549,049
     With no pool insurance                                           611,044             911,214            924,538
                                                                  ----------------   ---------------    ---------------
                                                                    3,023,865           2,265,968          3,473,587
                                                                  ----------------   ---------------    ---------------
                    Total                                          $3,386,553         $ 2,614,819        $ 3,827,050
                                                                  ================   ===============    ===============

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2002, 2001, and 2000.

                                    TABLE 16

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater than 80%
                             (Dollars in Thousands)

                                                                                       As of December 31
                                                                  ------------------------------------------------------
                                                                        2002               2001               2000
                                                                  ----------------   ---------------    ---------------
 First mortgages with loan to value ratios greater than 80%:
    With mortgage insurance                                        $  553,747         $   431,498        $   388,625
    With no mortgage insurance                                        293,851             548,507            823,864
                                                                  ----------------   ---------------    --------------
                                                                      847,598             980,005          1,212,489
                                                                  ----------------   ---------------    --------------

 First and second mortgages with combined loan to value ratios greater than 80%:
    With pool insurance on second mortgages                         3,699,519           2,396,954          2,193,990
    With no pool insurance                                            292,104             454,289            722,703
                                                                  ----------------   ---------------    --------------
                                                                    3,991,623           2,851,243          2,916,693
                                                                  ----------------   ---------------    --------------
                  Total                                            $4,839,221         $ 3,831,248        $ 4,129,182
                                                                  ================   ===============    ==============

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

           To generate income and to provide additional funds for lending and liquidity, the Company sells first mortgages to FNMA without recourse. The Company also sells first mortgages to FNMA with recourse, for which a recourse liability is provided. The Company continues to collect payments on the loans sold to FNMA as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on FNMA's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income. The Company also sells second mortgages without recourse privately on a servicing released basis and to FNMA on a servicing retained basis. At December 31, 2002, the balance of loans sold with recourse was $2.9 billion.

           In addition to the loan portfolio (including MBS with recourse and MBS-REMICs), the Company was engaged in servicing approximately $5.4 billion of loan participations and whole loans for others at December 31, 2002. For each of the years ended December 31, 2002, 2001, and 2000, fees received for such servicing activities totaled $16 million, $35 million, and $28 million, respectively.

           Loan repayments consist of monthly loan amortization and loan payoffs. For the years ended 2002, 2001, and 2000, loan repayments amounted to $12.3 billion, $9.2 billion, and $4.5 billion, respectively. The increase in repayments in 2002 was due primarily to an increase in the balance of loans receivable. The increase in repayments in 2001 was due to an increase in loanpayoffs.

           In addition to interest earned on loans, the Company receives points and fees for originating loans. The Company also charges fees for loan prepayments, loan assumptions and modifications, late payments, and other miscellaneous services.

           The following table sets forth information relating to interest rates and loan points charged for the years indicated.

                                    TABLE 17

     Weighted Average Interest Rates and Points on New Loan Originations(a)

                                                                2002          2001         2000          1999         1998
                                                              ----------    ----------   ----------   -----------   ----------
Fully-indexed weighted average interest rate on new real
   estate loans originated                                        5.86%         7.72%        8.24%         7.60%        7.72%
Current weighted average interest rate on new real estate
   loans originated(b)                                            4.32%         5.59%        6.18%         5.97%        6.20%
Weighted average points received on new real estate loans
   originated                                                      .14%          .20%         .10%          .16%         .26%

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

Securitized Loans

          Subsequent to March 31, 2001, the effective date of SFAS 140, the Company securitized $6.0 billion of loans in 2001 and $18.9 billion of loans in 2002. These securities are classified as loans receivable on the Statement of Financial Position per SFAS 140 and are available to be used as collateral for borrowings.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended 2002, 2001, and 2000.

                                    TABLE 18

                      Capitalized Mortgage Servicing Rights
                             (Dollars in Thousands)

                                              2002            2001            2000
                                          ------------   -------------   -------------
  Beginning balance of CMSRs                  $56,056         $28,355         $37,295
  New CMSRs from loan sales                    34,044          41,587           3,404
  Amortization of CMSRs                       (20,652)        (13,886)        (12,344)
                                          ------------   -------------   -------------
  Ending balance of CMSRs                     $69,448         $56,056         $28,355
                                          ============   =============   =============

           The estimated amortization of the December 31, 2002 balance for the five years ending 2007 is $29.4 million (2003), $19.0 million (2004), $12.1 million (2005), $6.9 million (2006), and $2.0 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of the Company's CMSRs did not exceed the fair value at December 31, 2002, 2001, or 2000 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

Asset Quality

           An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include nonaccrual loans (that is, loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

           The following table sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31.

                                    TABLE 19

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in Thousands)

                                                     2002           2001           2000            1999           1998
                                                 -------------  -------------   ------------   -------------  -------------
Non-accrual loans                                   $ 413,123       $382,510       $231,155        $225,409       $262,332
Real estate acquired through foreclosure               11,244         11,101          8,261          10,909         42,646
                                                 -------------  -------------   ------------   -------------  -------------
Total nonperforming assets                          $ 424,367       $393,611       $239,416        $236,318       $304,978
                                                 =============  =============   ============   =============  =============

TDRs, net of interest reserve                       $     233       $  1,505       $  1,933        $ 10,542       $ 22,774
                                                 =============  =============   ============   =============  =============

Ratio of NPAs to total assets                            .62%           .67%           .43%            .56%           .79%
                                                 =============  =============   ============   =============  =============

Ratio of TDRs to total assets                            .00%           .00%           .00%            .03%           .06%
                                                 =============  =============   ============   =============  =============

Ratio of NPAs and TDRs to total assets                   .62%           .67%           .43%            .59%           .85%
                                                 =============  =============   ============   =============  =============

           NPAs at yearend 2002 and 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the uncertain U.S. economy. The lower level of NPAs during 2000 and 1999 reflected the strong economy and housing market in those years. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $3 million in 2002, $10 million in 2001, and $4 million in 2000. Interest foregone on TDRs amounted to $6 thousand in 2002 compared to $46 thousand in 2001 and $181 thousand in 2000.

           The tables on the following page show the Company's nonperforming assets by state at December 31, 2002 and 2001.

                                    TABLE 20

                          Nonperforming Assets by State
                                December 31, 2002
                             (Dollars in Thousands)

                                 Non-Accrual Loans(a) (b)                 Foreclosed Real Estate (FRE)
                        --------------------------------------------   -----------------------------------
                              Residential             Commercial           Residential          Commercial                 NPAs as
                              Real Estate                Real              Real Estate            Real          Total       a % of
         State             1 - 4           5+           Estate           1 - 4        5+         Estate          NPAs        Loans
---------------------   -------------   ---------   ----------------   ----------   --------   -----------   ---------   ----------
Northern California         $ 96,805      $  -0-          $     221      $ 1,300      $ -0-       $   -0-    $ 98,326          .43%
Southern California          104,059         -0-                309        2,031        -0-           -0-     106,399          .58
Florida                       35,055         -0-                 15          410        -0-           -0-      35,480         1.03
Texas                         29,143         -0-                442          808        -0-           -0-      30,393         1.14
New Jersey                    18,256         -0-                622          -0-        -0-           -0-      18,878          .79
Washington                    16,257         433                -0-        1,499        -0-           -0-      18,189          .92
Illinois                      13,656       1,507                -0-          862        -0-           -0-      16,025          .96
Colorado                       5,331          64                -0-          -0-        -0-           -0-       5,395          .34
Other(c)                      90,948         -0-                -0-        4,604        -0-           -0-      95,552         1.01
                        -------------   ---------   ----------------   ----------   --------   -----------   ---------   -----------
  Totals                    $409,510      $2,004          $   1,609      $11,514      $ -0-       $   -0-     424,637          .66
---------------------   =============   =========   ================   ==========   ========   ===========

FRE general valuation allowance                                                                                  (270)        (.00)
                                                                                                             ---------   ----------
Total nonperforming assets                                                                                   $424,367          .66%
                                                                                                             =========   ===========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The December 31, 2002 balances include loans that were securitized into MBS.
(c) All states included in Other have total loans balances with less than 2% of total loans.

                                    TABLE 21

                          Nonperforming Assets by State
                                December 31, 2001
                             (Dollars in Thousands)

                                  Non-Accrual Loans(a) (b)                Foreclosed Real Estate (FRE)
                         --------------------------------------------   ----------------------------------
                              Residential             Commercial           Residential          Commercial                 NPAs as
                              Real Estate                Real              Real Estate            Real          Total       a % of
         State             1 - 4           5+           Estate           1 - 4        5+         Estate          NPAs        Loans
---------------------   -------------   ---------   ----------------   ----------   --------   -----------   ---------   ----------
Northern California         $ 71,038      $  496          $     103      $  55        $ -0-       $   -0-    $ 71,692       .39%
Southern California          131,975         707                611       2,399         -0-           -0-     135,692       .81
Florida                       32,674         -0-                 23         590         -0-           -0-      33,287      1.19
Texas                         17,713         -0-                -0-       1,795         -0-           -0-      19,508       .87
New Jersey                    16,663         -0-                -0-         484         -0-           -0-      17,147       .86
Washington                    10,427         421                -0-         317         -0-           -0-      11,165       .64
Illinois                      16,507         -0-                -0-         512         215           -0-      17,234      1.13
Colorado                       3,445         -0-                -0-         -0-         -0-           -0-       3,445       .24
Other(c)                      79,396         298                 13       5,051         -0-           -0-      84,758      1.09
                        -------------   ----------  ----------------    ---------   --------   -----------   ---------  -----------
  Totals                    $379,838      $1,922          $     750      $11,203      $ 215       $   -0-     393,928       .72
---------------------    ============   ==========  ================   =========   ========   ===========

FRE general valuation allowance                                                                                  (317)     (.00)
                                                                                                             ---------   -------
Total nonperforming assets                                                                                   $393,611       .72%
                                                                                                             =========   =======

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The December 31, 2001 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances with less than 2% of total loans.

           A risk profile of loans, including securitized loans, is displayed by components in the following table as of December 31, 2002:

                                    TABLE 22

                   Risk Profile of Loans and Securitized Loans
                                December 31, 2002
                             (Dollars in Thousands)

                                                                Residential
                                                                Real Estate                 Commercial
                                                           1 - 4              5+            Real Estate          Total
                                                      ----------------   --------------   ----------------   ---------------
           Nonaccural loans                              $    409,510      $     2,004          $   1,609       $   413,123
           Loans 30 to 89 days past due                       752,203            2,398                 18           754,619
           Loans performing under
               bankruptcy protection                          172,874              -0-                -0-           172,874
           Troubled debt restructured                             314              -0-                -0-               314
           Other impaired loans                                    24              291              3,574             3,889
           Performing loans (including MBS)
               not otherwise classified                    58,058,014        4,665,183             15,378        62,738,575
                                                      ----------------   --------------   ----------------   ---------------
               Total gross loans                         $ 59,392,939      $ 4,669,876          $  20,579        64,083,394
                                                      ================   ==============   ================
           Net deferred costs                                                                                       331,985
           Allowance for loan losses                                                                               (281,097)
           Undisbursed loan funds                                                                                    (7,554)
           Loans on deposits                                                                                         13,240
                                                                                                             ---------------
               Total loan portfolio and loans securitized into
               MBS-REMICs                                                                                       $64,139,968
                                                                                                             ===============

                                    TABLE 23

                   Risk Profile of Loans and Securitized Loans
                                December 31, 2001
                             (Dollars in Thousands)

                                                                Residential
                                                                Real Estate                 Commercial
                                                           1 - 4              5+            Real Estate          Total
                                                      ----------------   --------------   ----------------   ---------------
           Nonaccural loans                              $    379,838      $     1,922          $     750       $   382,510
           Loans 30 to 89 days past due                       757,252            2,771                -0-           760,023
           Loans performing under
               bankruptcy protection                          167,836              726                132           168,694
           Troubled debt restructured                             -0-            1,582                -0-             1,582
           Other impaired loans                                   371            7,525              3,329            11,225
           Performing loans (including MBS)
               not otherwise classified                    48,843,330        4,500,113             25,105        53,368,548
                                                      ----------------   --------------   ----------------   ---------------
               Total gross loans                         $ 50,148,627      $ 4,514,639          $  29,316        54,692,582
                                                      ================   ==============   ================
           Net deferred costs                                                                                       193,924
           Allowance for loan losses                                                                               (261,013)
           Undisbursed loan funds                                                                                    (7,171)
           Loans on deposits                                                                                         16,672
                                                                                                             ---------------
               Total loan portfolio and loans securitized into FNMA MBS
                and MBS-REMICs                                                                                  $54,634,994
                                                                                                             ===============

           The Company provides specific valuation allowances for losses on major loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This process also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographic regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the review methodology and historical analyses are reconsidered quarterly.

           The table below shows the changes in the allowance for loan losses for the years indicated.

                                    TABLE 24

                      Changes in Allowance for Loan Losses
                             (Dollars in Thousands)

                                                             2002            2001           2000            1999            1998
                                                         ------------   -------------   ------------    ------------    ------------
  Beginning allowance for loan losses                      $ 261,013       $ 236,708      $ 232,134       $ 244,466       $ 233,280
  Provision for (recovery of) loan losses
     charged to expense                                       21,170          22,265          9,195          (2,089)         11,260
  Loans charged off                                           (1,943)         (2,425)          (623)            -0-          (1,387)
  Recoveries                                                     857             351            472           1,800           1,313
  Net transfer of allowance (to) from recourse
     liability                                                   -0-           4,114         (4,470)        (12,043)            -0-
                                                         ------------   -------------   ------------    ------------    ------------
  Ending allowance for loan losses                         $ 281,097       $ 261,013      $ 236,708       $ 232,134       $ 244,466
                                                         ============   =============   ============    ============    ============
  Ratio of net chargeoffs (recoveries) to average
    loans outstanding (including MBS with
    recourse and MBS-REMICs)                                    .00%            .00%           .00%          (.01)%            .00%
                                                         ============   =============   ============    ============    ============
  Ratio of allowance for loan losses to NPAs                   66.2%           66.3%          98.9%           98.2%           80.2%
                                                         ============   =============   ============    ============    ============


           The table below shows the composition of the allowance for loan losses at December 31.

                                    TABLE 25

                    Composition of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                            2002            2001            2000           1999            1998
                                                         ------------   -------------   -------------   ------------   -------------
  Real Estate
    1 to 4 units
          General                                           $263,004        $240,135        $213,507       $200,499        $184,357
          Specific                                               -0-             -0-             -0-            369             363
                                                         ------------   -------------   -------------   ------------   -------------
                                                             263,004         240,135         213,507        200,868         184,720
                                                         ------------   -------------   -------------   ------------   -------------
    5+ units and commercial
          General                                             16,521          18,166          19,165         22,192          41,700
          Specific                                             1,572           2,712           4,036          9,074          18,046
                                                         ------------   -------------   -------------   ------------   -------------
                                                              18,093          20,878          23,201         31,266          59,746
                                                         ------------   -------------   -------------   ------------   -------------

  Total                                                     $281,097        $261,013        $236,708       $232,134        $244,466
                                                         ============   =============   =============   ============   =============

  Ratio of allowance for loan losses
    to total loans (including MBS with
    recourse and MBS-REMICs)                                    .44%            .48%            .46%           .59%            .70%
                                                         ============   =============   =============   ============   =============


           The increase in the allowance account during 2002 reflected the uncertain U.S. economy. The increase in the allowance account during 2001 reflected the increase in NPAs and the recessionary economy. The impact of the favorable economy and housing environment during 2000 and 1999 is reflected in the components of the allowance account.

Investment Activities

           The Company classifies its investment securities as available for sale. The Company has no trading securities. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. In 2000, the Company had Other Investments, which were recorded at cost with any discount or premium amortized using a method that is not materially different from the interest method. The Company had no Other Investments outstanding at December 31, 2001 or 2002.

           The table below sets forth the composition of the Company's securities available for sale at December 31.

                                    TABLE 26

                  Composition of Securities Available for Sale
                             (Dollars in Thousands)

                                                                                    2002              2001              2000
                                                                               ---------------    --------------    --------------
           Eurodollar time deposits                                                 $ 225,000         $ 200,000         $     -0-
           Commercial paper                                                           199,986               -0-               -0-
           Federal funds                                                              153,838            49,397               -0-
           Equity securities                                                          331,861           367,548           387,077
           Other                                                                       11,492             5,725             5,764
                                                                               ---------------    --------------    --------------
                                                                                    $ 922,177         $ 622,670         $ 392,841
                                                                               ===============    ==============    ==============

           Included in the balances above are net unrealized gains on investment securities available for sale of $326 million, $362 million, and $382 million at December 31, 2002, 2001, and 2000, respectively. The cost basis of the securities available for sale portfolio at December 31, 2002, 2001, and 2000 was $596 million, $260 million, and $11 million, respectively, and had weighted average yields (based on cost) of 1.94%, 2.86%, and 38.31% at December 31, 2002, 2001, and 2000, respectively. The yield in 2000 primarily reflects the effect of the high yield on the Federal Home Loan Mortgage Corporation stock because of its low cost basis.

           The table below sets forth the composition of the Company's Other Investments at December 31.

                                    TABLE 27

                        Composition of Other Investments
                             (Dollars in Thousands)

                                                                     2000
                                                                 --------------
Overnight Investments:
  Federal funds                                                      $ 318,736
  Eurodollar time deposits                                              40,000
Longer-Term Investments:
  Collateralized mortgage obligations                                    9,819
                                                                 --------------
                                                                     $ 368,555
                                                                 ==============

           At December 31, 2002 and 2001, the Company had no Other Investments outstanding. The weighted average yield on the Other Investments portfolio was 6.21% at December 31, 2000. There were no sales of other investments during 2000.

Stockholders' Equity

           The Company's stockholders' equity increased by $741 million during 2002 as a result of earnings partially offset by the $173 million cost of the repurchase of Company stock, decreased market values of equity securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $597 million during 2001 as a result of net earnings partially offset by the $186 million cost of the repurchase of Company stock, decreased market values of securities available for sale, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $492 million during 2000 as a result of net earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock and the payment of quarterly dividends to stockholders.

           Since 1993, through five separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2002, 49.3 million shares had been repurchased and retired at a cost of $1.3 billion since October 28, 1993, including 2.7 million shares purchased and retired at a cost of $173 million during 2002. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Condition and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2002 and 2001, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. From time to time, the Company securitizes loans from its portfolio into MBS, including MBS-REMICs. Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

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

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 on January 1, 2002 had no impact on the Company's financial statements.

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

           In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147), which provides guidance on the accounting for the acquisition of a financial institution. This statement was effective on October 1, 2002. The adoption of SFAS 147 had no impact on the Company's financial statements.

           In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim periods beginning after December 15, 2002. The Company is still considering the impact of the adoption of this statement.

Earnings Per Share (EPS)

           The Company reported Basic EPS of $6.20 for the year ended December 31, 2002, compared to $5.18 (before the cumulative effect of accounting change) and $3.44 for the years ended December 31, 2001 and 2000, respectively. The Company reported Diluted EPS of $6.12 for the year ended December 31, 2002 as compared to $5.11 (before the cumulative effect of accounting change) and $3.41 for the years ended December 31, 2001 and 2000, respectively.

Yield on Interest-Earning Assets/Cost of Funds

           Information regarding the Company's yield on interest-earning assets and cost of funds at December 31, 2002, 2001, and 2000 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

           The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2002, and is incorporated herein by reference.

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

                                    TABLE 28

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                     At and for the Years Ended December 31
                             (Dollars in Thousands)

                                                  2002                                 2001                       2000
                                   ---------------------------------   ------------------------------- -----------------------------
                                                               End of                         End of                         End of
                                      Average       Average    Period    Average    Average   Period    Average     Average  Period
                                     Balances (a)    Yield     Yield     Balances     Yield    Yield    Balances      Yield   Yield
                                   -------------   --------- --------- ------------ -------- --------- ----------- --------- -------
ASSETS
Investment securities               $ 3,119,920      1.98%     1.94%   $  3,200,407    4.30%   2.86%   $ 2,966,636     6.61%   7.12%
Mortgage-backed securities            8,343,896      5.88      5.64      17,264,807    7.39    6.35     14,040,134     7.64    7.98
Loans receivable(b)                  50,840,594      5.69      5.25      36,566,720    7.49    6.39     31,970,102     7.73    8.05
Invest. in capital stock of FHLBs     1,055,015      4.88      3.91       1,084,383    5.10    3.51        788,306     7.40    6.53
                                   -----------     ---------           ------------ --------           ----------- ---------
  Interest-earning assets           $63,359,425      5.52%             $ 58,116,317    7.24%           $49,765,178     7.63%
                                   ===========     =========           ============ ========           =========== =========

LIABILITIES
Deposits:
 Checking accounts                  $   144,490      1.55%     1.23%   $    122,451    2.56%   1.33%   $   134,424     2.19%   2.91%
 Savings accounts                    19,886,169      2.52      2.35       9,317,765    3.28    2.50      8,376,899     3.82    3.66
 Term accounts                       17,203,402      3.35      2.99      23,220,480    5.23    3.99     20,622,941     5.68    6.10
                                   -------------   --------- --------- ------------ -------- --------- ----------- --------- -------
      Total deposits                 37,234,061      2.90      2.56      32,660,696    4.66    3.39     29,134,264     5.13    5.52
  Advances from FHLBs                18,468,723      2.06      1.68      18,738,987    4.70    2.55     15,087,379     6.37    6.65
  Reverse repurchases                   122,389      1.49      1.31         917,287    4.59    1.96      1,399,580     6.18    6.56
  Other borrowings                    4,195,270      2.51      3.26       2,949,185    4.54    6.81      1,462,410     7.08    7.17
                                   -------------   ---------           ------------ --------           ----------- ---------
  Interest-bearing liabilities      $60,020,443      2.61%             $ 55,266,155    4.67%           $47,083,633     5.62%
                                   =============   =========           ============ ========           =========== =========

  Average net interest spread                        2.91%                             2.57%                           2.01%
                                                   =========                        ========                       =========
  Net interest income               $ 1,930,294                        $  1,631,332                    $ 1,151,168
                                   =============                       ============                    ===========

  Net yield on average
interest-earning assets                              3.05%                             2.81%                           2.31%
                                                   =========                        ========                       =========

(a) Averages are computed using daily balances.
(b) Includes nonaccrual loans (90 days or more past due).

           The table below presents the changes for 2002 and 2001 from the respective preceding year of the interest income and expense associated with each category of interest-bearing asset and liability as allocated to changes in volume and changes in rates.

                                    TABLE 29

        Volume and Rate Analysis of Interest Income and Interest Expense
                             Years Ended December 31
                             (Dollars in Thousands)

                                                                                      Increase/(Decrease) in Income/Expense
                                                                                       Due to Changes in Volume and Rate(a)
                                                                --------------------------------------------------------------------
                                 2002        2001       2000                 2002 versus 2001                  2001 versus 2000
                              ---------- ---------- ----------  ---------------------------------   --------------------------------
                              Income/    Income/    Income/
                              Expense(b) Expense(b) Expense(b)   Volume       Rate       Total       Volume        Rate      Total
                              ---------- ---------- ----------  ---------  ----------  ----------   ---------- ----------- ---------
Interest Income
 Investments                  $   61,750 $  137,562 $  196,092  $  (3,377)  $(72,435)  $ (75,812)   $  17,024  $  (75,554) $(58,530)
 Mortgage-backed securities      490,523  1,276,648  1,072,559   (562,848)  (223,277)   (786,125)     237,170     (33,081)  204,089
 Loans receivable              2,893,299  2,740,101  2,469,556    399,189   (245,991)    153,198      341,651     (71,106)  270,545
 Invest. in capital stock of
    Federal Home Loan Banks       51,462     55,301     58,333     (1,473)    (2,366)     (3,839)     (17,583)     14,551    (3,032)
                              ---------- ---------- ----------
 Total interest income         3,497,034  4,209,612  3,796,540

Interest Expense
 Deposits
  Checking accounts                2,233      3,132      2,946        750     (1,649)       (899)        (212)        398       186
  Savings accounts               501,681    305,532    319,594    246,215    (50,066)    196,149       55,980     (70,042)  (14,062)
  Term accounts                  576,023  1,213,664  1,171,907   (267,142)  (370,499)   (637,641)     114,997     (73,240)   41,757
                              ---------- ---------- ----------  ----------  ----------  ---------   ---------- ----------- ---------
   Total deposits              1,079,937  1,522,328  1,494,447    (20,177)  (422,214)   (442,391)     170,765    (142,884)   27,881
 Advances from Federal Home
  Loan Banks                     379,613    879,842    960,824    (12,512)  (487,717)   (500,229)     947,060  (1,028,042)  (80,982)
 Securities sold under
  agreements to repurchase         1,826     42,113     86,549    (22,647)   (17,640)    (40,287)     (25,428)    (19,008)  (44,436)
 Other borrowings                105,364    133,997    103,552    489,458   (518,091)    (28,633)      47,017     (16,572)   30,445
                              ---------- ---------- ----------  ----------  ---------- ----------   ---------- ----------- ---------
Total interest expense         1,566,740  2,578,280  2,645,372
                              ---------- ---------- ----------
Net interest income           $1,930,294 $1,631,332 $1,151,168  $(602,631)  $901,593   $ 298,962    $(561,152) $1,041,316  $480,164
                              ========== ========== ==========  ==========  ========== ==========   ========== =========== =========

Net interest income increase
   (decrease) as a percentage
   of average earning assets(c)                                     (.95%)      1.42%        .47%       (.96%)      1.79%      .83%
                                                                ==========  ========== ==========   ========== =========== =========

(a) The change in volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the prior year's average yield. The change in rate is calculated by multiplying the difference between the average yield of the current year and the prior year by the prior year's average balance. The mixed changes in rate/volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the difference between the average yield of the current year and the prior year. This amount is then allocated proportionately to the volume and rate changes calculated previously.
(b) The effects of interest rate swap activity have been included in income and expense of the related assets and liabilities.
(c) Includes nonaccrual loans (90 days or more past due).

Competition and Other Matters

           The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from other savings institutions, commercial banks, credit unions, the equities market, mutual funds, issuers of government and corporate debt securities, securities dealers, insurance companies, and other financial services providers. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of free financial services, the convenience of over 260 office locations, and easy access to WSB's products and services over the Internet at www.worldsavings.com.

           Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Many of the nation's largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. In addition, the Company competes indirectly with government-sponsored enterprises, notably the FNMA and the Federal Home Loan Mortgage Corporation. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably.

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

Regulation

           OFFICE OF THRIFT SUPERVISION. Because they are federally chartered savings institutions, both WSB and WTX are regulated principally by the OTS. Under various regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain a satisfactory level of liquid assets, and to comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade and comply with regulations governing deposits and mortgage loans.

           FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. Initially, the BIF was a deposit insurance fund for commercial banks, federally chartered savings banks, and some state chartered savings banks and the SAIF was a deposit insurance fund for most other savings associations. Through the years, there has developed considerable overlap between the funds. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. At December 31, 2002, 10% of WSB's deposits were SAIF insured. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF. FDIC insurance is required for all federally chartered financial institutions such as WSB and WTX. FDIC insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

           During 1996, federal legislation was enacted to capitalize the SAIF in order to bring it into parity with the BIF. The new law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered thrift deposit insurance premiums for SAIF members starting in 1997. As a result of this legislation, the Company incurred a one-time charge of $133 million during 1996. The premiums paid for the years 1997 through 1999 were adjusted quarterly and premiums paid starting 2000 were adjusted semi-annually. As of December 31, 2002, the premium paid by WSB and WTX to the FDIC was an annual rate of $.17 per $1,000 of deposits.

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

           The OTS and other bank regulatory agencies have established five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           At December 31, 2002 and 2001, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                    TABLE 30

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                             As of December 31, 2002
                             (Dollars in Thousands)

                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
--------------------
Tangible                             $5,152,335       7.61%           $ 1,015,695      1.50%                    ---         ---
Tier 1 (core or leverage)             5,152,335       7.61              2,708,520      4.00             $ 3,385,650        5.00%
Tier 1 risk-based                     5,152,335      13.52                   ---        ---               2,286,060        6.00
Total risk-based                      5,431,860      14.26              3,048,080      8.00               3,810,101       10.00

WTX
Tangible                             $  413,885       5.23%           $   118,752      1.50%                    ---         ---
Tier 1 (core or leverage)               413,885       5.23                316,673      4.00             $   395,841        5.00%
Tier 1 risk-based                       413,885      24.05                    ---       ---                 103,277        6.00
Total risk-based                        414,277      24.07                137,702      8.00                 172,128       10.00

                                    TABLE 31

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                             As of December 31, 2001
                             (Dollars in Thousands)

                                                                                                          WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                         CAPITAL
                                           ACTUAL                       REQUIREMENTS                        REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $4,480,834       7.71%            $  871,198      1.50%                    ---         ---
Tier 1 (core or leverage)             4,480,834       7.71              2,323,194      4.00             $ 2,903,992        5.00%
Tier 1 risk-based                     4,480,834      13.20                    ---       ---               2,037,158        6.00
Total risk-based                      4,836,208      14.24              2,716,210      8.00               3,395,263       10.00

Tangible                             $  401,886       5.23%            $  115,211      1.50%                    ---         ---
Tier 1 (core or leverage)               401,886       5.23                307,229      4.00             $   384,036        5.00%
Tier 1 risk-based                       401,886      25.04                    ---       ---                  96,289        6.00
Total risk-based                        402,025      25.05                128,385      8.00                 160,481       10.00

           The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2002.

                                    TABLE 32

                    World Savings Bank, FSB and Subsidiaries
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                        Core/         Tier 1          Total
                                            Equity       Tangible       Tangible       Leverage    Risk-Based       Risk-Based
                                            Capital       Capital        Equity        Capital       Capital         Capital
                                          ------------  ------------  ------------   ------------  ------------    ------------
Common stock                              $       300
Paid-in surplus                             2,145,764
Retained earnings                           3,012,916
Unrealized gain on securities after tax       199,460
                                          ------------

Equity capital                            $ 5,358,440   $ 5,358,440   $ 5,358,440    $ 5,358,440   $ 5,358,440     $ 5,358,440
                                          ============
Non-includable Subsidiary                                    (2,971)       (2,971)        (2,971)       (2,971)         (2,971)
Unrealized gain on securities after tax                    (199,460)     (199,460)      (199,460)     (199,460)       (199,460)
Non-qualifying mortgage servicing
   rights                                                    (3,674)       (3,674)        (3,674)       (3,674)         (3,674)
General valuation allowance                                                                                            279,525
                                                        ------------  ------------   ------------  ------------    ------------
Regulatory capital                                      $ 5,152,335   $ 5,152,335    $ 5,152,335   $ 5,152,335     $ 5,431,860
                                                        ============  ============   ============  ============    ============
Total assets                              $67,967,975
                                          ============
Adjusted total assets                                   $67,713,007   $67,713,007    $67,713,007
                                                        ============  ============   ============
Risk-weighted assets                                                                               $38,101,006     $38,101,006
                                                                                                   ============    ============
CAPITAL RATIO - ACTUAL                           7.88%         7.61%         7.61%          7.61%        13.52%          14.26%
                                          ============  ============  ============   ============  ============    ============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                         5.00%         6.00%          10.00%
                                                                                     ============  ============    ============

           The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2001.

                                    TABLE 33

                    World Savings Bank, FSB and Subsidiaries
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                        Core/         Tier 1          Total
                                            Equity       Tangible       Tangible       Leverage    Risk-Based       Risk-Based
                                            Capital       Capital        Equity        Capital       Capital         Capital
                                          ------------  ------------  ------------   ------------  ------------    -------------
Common stock                              $       300
Paid-in surplus                             2,145,764
Retained earnings                           2,334,770
Unrealized gain on securities after tax       221,088
                                          ------------
Equity capital                            $ 4,701,922   $ 4,701,922   $ 4,701,922    $ 4,701,922   $ 4,701,922     $  4,701,922
                                          ============
Direct investments                                                                                                       (2,927)
Unrealized gain on securities after tax                    (221,088)     (221,088)      (221,088)     (221,088)        (221,088)
General valuation allowance                                                                                             258,301
Qualifying subordinated debt                                                                                            100,000
                                                        ------------  ------------   ------------  ------------    -------------
Regulatory capital                                      $ 4,480,834   $ 4,480,834    $ 4,480,834   $ 4,480,834     $  4,836,208
                                                        ============  ============   ============  ============    =============
Total assets                              $58,377,834
                                          ============
Adjusted total assets                                   $58,079,843   $58,079,843    $58,079,843
                                                        ============  ============   ============
Risk-weighted assets                                                                               $33,952,627     $ 33,952,627
                                                                                                   ============    =============
CAPITAL RATIO - ACTUAL                           8.05%         7.71%         7.71%          7.71%        13.20%           14.24%
                                          ============  ============  ============   ============  ============    =============
Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                         5.00%         6.00%           10.00%
                                                                                     ============  ============    =============

           The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2002.

                                    TABLE 34

                         World Savings Bank, FSB (Texas)
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                        Core/         Tier 1          Total
                                            Equity       Tangible       Tangible       Leverage    Risk-Based       Risk-Based
                                            Capital       Capital        Equity        Capital       Capital         Capital
                                          ------------  ------------  ------------   ------------  ------------    ------------
Common stock                              $       150
Paid-in surplus                               346,575
Retained earnings                              67,160
                                          ------------
Equity capital                            $   413,885   $   413,885   $   413,885    $   413,885   $   413,885     $    413,885
                                          ============
General valuation allowance                                                                                                 392
                                                        ------------  ------------   ------------  ------------    -------------
Regulatory capital                                      $   413,885   $   413,885    $   413,885   $   413,885     $    414,277
                                                        ============  ============   ============  ============    =============
Total assets                              $ 7,916,763
                                          ============
Adjusted total assets                                   $ 7,916,829   $ 7,916,829    $ 7,916,829
                                                        ============  ============   ============
Risk-weighted assets                                                                               $ 1,721,275     $  1,721,275
                                                                                                   ============    =============
CAPITAL RATIO - ACTUAL                           5.23%         5.23%         5.23%          5.23%        24.05%           24.07%
                                          ============  ============  ============   ============  ============    =============
Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                         5.00%         6.00%           10.00%
                                                                                     ============= ============    =============

           The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2001.

                                    TABLE 35

                         World Savings Bank, FSB (Texas)
             Reconciliation of Equity Capital to Regulatory Capital
                             (Dollars in Thousands)

                                                                                        Core/         Tier 1          Total
                                            Equity       Tangible       Tangible       Leverage    Risk-Based       Risk-Based
                                            Capital       Capital        Equity        Capital       Capital         Capital
                                          ------------  ------------  ------------   ------------  ------------    ------------
Common stock                              $       150
Paid-in surplus                               346,575
Retained earnings                              55,161
                                          ------------
Equity capital                            $   401,886   $   401,886   $   401,886    $   401,886   $   401,886     $   401,886
                                          ============
General valuation allowance                                                                                                139
                                                        ------------  ------------   ------------  ------------    ------------
Regulatory capital                                      $   401,886   $   401,886    $   401,886   $   401,886     $   402,025
                                                        ============  ============   ============  ============    ============
Total assets                              $ 7,680,360
                                          ============
Adjusted total assets                                   $ 7,680,727   $ 7,680,727    $ 7,680,727
                                                        ============  ============   ============
Risk-weighted assets                                                                               $ 1,604,811     $ 1,604,811
                                                                                                   ============    ============
CAPITAL RATIO - ACTUAL                           5.23%         5.23%         5.23%          5.23%        25.04%          25.05%
                                          ============  ============  ============   ============  ============    ============
Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                         5.00%         6.00%          10.00%
                                                                                     ============  ============    ============

          FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides credit to its members, which include savings institutions, commercial banks, insurance companies, credit unions, and certain other entities. Each FHLB has joint and several liability for the obligations of the eleven other FHLBs in the system. WSB is a member of the FHLB of San Francisco and WTX is a member of the FHLB of Dallas. As members, WSB and WTX may obtain advances (borrowings) from, and must own capital stock of, their respective FHLB. Advances are secured by collateral pledges and a blanket lien on the assets of the institution. In the event a member bank, such as WSB or WTX, defaults on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB's claim over various other claims. WSB and WTX must own an amount of capital stock that depends generally upon their outstanding FHLB advances. In the event a FHLB falls below its minimum capital requirements, the FHLB may require its members to purchase additional capital stock of the FHLB.

           CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS. See Item 5, "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS" on page 41, for a discussion on certain limitations imposed by the OTS on dividends paid by savings institutions. During 2002, WSB paid $300 million in upstream dividends to Golden West.

           LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings institutions to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 2002, the maximum that WSB could have loaned to one borrower (and related entities) was $815 million, while the largest amount of loans it had to one borrower was $81 million. At December 31, 2002, the maximum amount that WTX could have loaned to one borrower (and related entities) was $62 million, while the largest amount of loans WTX had outstanding to any one borrower was $4 million.

           DEPOSITOR PRIORITIES. In the event of the appointment of a receiver of a federally chartered savings bank, such as WSB, based upon the failure of the savings bank to meet certain minimum capital requirements or the existence of certain other conditions, the Federal Deposit Insurance Act recognizes a priority in favor of holders of insured withdrawable deposits (including the FDIC subrogee or transferee) over general creditors (including holders of certain debt of WSB). Thus, in the event of a liquidation of WSB or a similar event, claims for insured deposits would have a priority over claims of holders of certain debt. As of December 31, 2002, WSB had approximately $41 billion of deposits outstanding.

           POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WSB or WTX, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate contracts extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of any such repudiation could be to accelerate the maturity of debt. Such repudiation would likely result in a claim by each holder of debt against the receivership. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of receivership assets available for the payment of unsecured claims and the priority of the claim relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Priorities" above. If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of the depository institution, the FDIC as conservator or receiver may enforce most types of contracts, including debt contracts pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of the institution's creditors.

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

           SAVINGS AND LOAN HOLDING COMPANY LAW. Golden West is a "savings and loan holding company" under the Home Owners' Loan Act (HOLA). As such, it has registered with the OTS and is subject to OTS regulation, and OTS examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and thereupon may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

           As WSB's parent company, Golden West is considered an "affiliate" of WSB for regulatory purposes. Savings banks are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act, and with respect to savings banks, as well as additional limitations set forth in current law and as adopted by the OTS. In addition, current law generally prohibits a savings institution from lending or otherwise extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank or financial services holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining affiliates of a savings institution and in calculating compliance with the quantitative limitations on transactions with affiliates.

           QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 2002, WSB and WTX were in compliance with the QTL test.

           TAXATION. The Company files consolidated federal income tax returns with its subsidiaries. The provision for federal and state taxes on income is based on taxes currently payable and taxes expected to be payable in the future as a result of events that have been recognized in the financial statements or tax returns.

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.4% and 38.5% for the years ended 2002 and 2001, respectively. Included in taxes on income for 2002 was a non-recurring after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

Employee Relations

           The Company had a total of 6,839 full-time and 1,002 permanent part-time employees at December 31, 2002. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name and Age              Position
------------              --------
Herbert M. Sandler, 71    Chairman of the Board and Chief Executive Officer

Marion O. Sandler, 72     Chairman of the Board and Chief Executive Officer

James T. Judd, 64         Senior Executive Vice President

Russell W. Kettell, 59    President and Chief Financial Officer(a)

Georganne C. Proctor, 46  Executive Vice President(b)

Michael Roster, 57        Executive Vice President, General Counsel, and
                          Secretary(c)

Carl M. Andersen, 42      Group Senior Vice President and Tax Director(d)

Roberta A. Conger, 55     Group Senior Vice President and Treasurer(e)

William C. Nunan, 51      Group Senior Vice President and Chief Accounting Officer(f)

           Each of the above persons holds the same position with WSB with the exceptions of James T. Judd who is President, Chief Operating Officer, and Director of WSB, and Russell W. Kettell who is a Senior Executive Vice President, Chief Financial Officer, and Director of WSB. Each executive officer has had the principal occupations shown for the prior five years except as follows:

(a) Russell W. Kettell was elected Chief Financial Officer in December 1999 and has served as President of the Company since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984 and from 1995 until 2002.
(b) Georganne C. Proctor was elected Executive Vice President in February 2003. Prior thereto, Ms. Proctor was Chief Financial Officer for the Bechtel Group in San Francisco which provides engineering and construction services.
(c) Michael Roster was elected Executive Vice President, General Counsel and Secretary in February 2000. Prior thereto, Mr. Roster was General Counsel at Stanford University.
(d) Carl M. Andersen was elected Tax Director in 2002, Group Senior Vice President in 1999, and Senior Vice President of the Company in 1997. He served as Senior Vice President with WSB since 1996. Prior thereto, he served as Vice President of WSB since 1990.
(e) Roberta A. Conger was elected Treasurer in July 2002 and Group Senior Vice President in February 2003. She served as Group Senior Vice President with WSB since 1996 and has served as Treasurer of WSB since 1994.
(f) William C. Nunan was elected Chief Accounting Officer of the Company in December 1999, was elected Group Senior Vice President in 1999, and was elected Senior Vice President of the Company in 1997. He served as Senior Vice President with WSB and WTX since 1995. Prior thereto, he served as Vice President of WSB since 1985.

ITEM 2.   DESCRIPTION OF PROPERTY

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

           The Company owns 233 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note H to the Financial Statements included in Item 14.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the quarter ended December 31, 2002 to a vote of the Company's security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Prices of Stock

           Golden West's stock is listed on the New York Stock Exchange and the Pacific Exchange and options on Golden West are traded on the Chicago Board Options Exchange as well as the Pacific Exchange under the ticker symbol GDW. The quarterly price ranges for the Company's common stock during 2002 and 2001 were as follows:

                                    TABLE 36

                            Common Stock Price Range

                                   2002                       2001
                         -------------------------  --------------------------
First Quarter                $58.04  -  $65.80         $51.00   -    $65.94
Second Quarter               $63.17  -  $70.25         $57.96   -    $68.95
Third Quarter                $58.15  -  $68.95         $52.81   -    $70.00
Fourth Quarter               $57.91  -  $72.98         $47.15   -    $58.85

Per Share Cash Dividends Data

           Golden West's cash dividends paid per share for 2002 and 2001 were as follows:

                                    TABLE 37

                            Cash Dividends Per Share

                                      2002             2001
                                   ------------     -----------
First Quarter                      $ .0725          $ .0625
Second Quarter                     $ .0725          $ .0625
Third Quarter                      $ .0725          $ .0625
Fourth Quarter                     $ .0850          $ .0725

           The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by subsidiaries.

     As a federal savings bank, WSB must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, or agreement with the OTS or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after the distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB no longer to be adequately capitalized, require specific OTS approval. (See "CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS" on page 36.)

           At December 31, 2002, $3.0 billion of the WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

           At the close of business on March 20, 2003, 152,934,708 shares of Golden West's Common Stock were outstanding and were held by 1,172 stockholders of record. At the close of business on March 20, 2003, the Company's common stock price was $73.00.

           The transfer agent and registrar for the Golden West common stock is Mellon Investor Services, L.L.C., San Francisco, California 94101.

Equity Compensation Plan Information

           The Company's 1996 Stock Option Plan authorizes the granting of options to key employees for the purchase of up to 21 million shares of the Company's common stock. The plan permits the issuance of either non-qualified stock options or incentive stock options. Under the terms of the plan, incentive stock options are granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options are granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date.

           The following table sets forth information about the Company's stock option plan at December 31, 2002:

                                    TABLE 38

                        Golden West Financial Corporation
                             1996 Stock Option Plan
                             As of December 31, 2002

                                                  Number of                                              Number of
                                              Securities to be              Weighted                Securities Remaining
                                                 Issued Upon                 Average                   Available for
                                                 Exercise of             Exercise Price               Future Issuance
                                                 Outstanding             of Outstanding                 Under Stock
                                                   Options                   Options                    Option Plan
                                            ----------------------     --------------------     -----------------------------
Equity Compensation Plan Approved by
Stockholders:
    1996 Stock Option Plan                              5,598,799                   $29.84                         3,147,200
                                            ======================     ====================     =============================

           The Company does not have any equity compensation plans that have not been approved by stockholders.


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

                                    TABLE 39

                  Five Year Consolidated Summary of Operations
                 (Dollars in Thousands Except Per Share Figures)

                                                                             Year Ended December 31
                                                    --------------------------------------------------------------------------------
                                                        2002             2001            2000             1999             1998
                                                    -------------    -------------   --------------   --------------   -------------
Interest Income:
   Interest on loans                                  $2,893,299       $2,740,101       $2,469,556       $1,851,790      $2,254,427
   Interest on mortgage-backed securities                490,523        1,276,648        1,072,559          769,314         498,319
   Interest on dividends and investments                 113,212          192,863          254,425          204,741         209,807
                                                    -------------    -------------   --------------   --------------   -------------
                                                       3,497,034        4,209,612        3,796,540        2,825,845       2,962,553
Interest Expense:
  Interest on deposits                                 1,079,937        1,522,328        1,494,447        1,250,364       1,285,343
  Interest on advances and other borrowings              486,803        1,055,952        1,150,925          571,996         709,888
                                                    -------------    -------------   --------------   --------------   -------------
                                                       1,566,740        2,578,280        2,645,372        1,822,360       1,995,231
                                                    -------------    -------------   --------------   --------------   -------------
Net interest income                                    1,930,294        1,631,332        1,151,168        1,003,485         967,322
  Provision for (recovery of) loan losses                 21,170           22,265            9,195           (2,089)         11,260
                                                    -------------    -------------   --------------   --------------   -------------
Net interest income after provision for
    (recovery of) loan losses                          1,909,124        1,609,067        1,141,973        1,005,574         956,062
Noninterest Income:
  Fees                                                   139,416          150,675           78,016           65,456          62,820
  Gain on the sale of securities,
    MBS and loans                                         45,143           42,513           10,515           22,764          38,784
  Change in fair value of derivatives                      7,610           (9,738)             -0-              -0-             -0-
  Other                                                   54,831           53,289           72,289           55,082          36,009
                                                    -------------    -------------   --------------   --------------   -------------
                                                         247,000          236,739          160,820          143,302         137,613
Noninterest Expense
  General and administrative expenses
     Personnel                                           355,543          298,435          243,787          215,483         196,153
     Occupancy                                            88,387           80,908           72,355           67,015          62,549
     Deposit insurance                                     6,062            5,712            5,699            5,358           5,925
     Advertising                                          16,656           15,114            8,450           11,928          10,412
     Other                                               134,846          113,633           94,556           86,363          79,468
                                                    -------------    -------------   --------------   --------------   -------------
                                                         601,494          513,802          424,847          386,147         354,507
                                                    -------------    -------------   --------------   --------------   -------------
Earnings before taxes on income                        1,554,630        1,332,004          877,946          762,729         739,168
Taxes on income                                          596,351          513,181          332,155          282,750         292,077
                                                    -------------    -------------   --------------   --------------   -------------
Earnings before cumulative effect of accounting
  change and extraordinary item (a)                      958,279          818,823          545,791          479,979         447,091
Cumulative effect of accounting change,
  net of tax                                                 -0-           (6,018)             -0-              -0-             -0-
Extraordinary item, net of tax                               -0-              -0-              -0-              -0-         (12,511)
                                                    -------------    -------------   --------------   --------------   -------------
Net earnings                                          $  958,279       $  812,805       $  545,791       $  479,979      $  434,580
                                                    =============    =============   ==============   ==============   =============
Basic earnings per share before cumulative
  effect of accounting change and
  extraordinary item (a)                              $     6.20       $     5.18       $     3.44       $     2.90      $     2.60
Cumulative effect of accounting change,
  net of tax                                                 .00             (.04)             .00              .00             .00
Extraordinary item, net of tax                               .00              .00              .00              .00            (.07)
                                                    -------------    -------------   --------------   --------------   -------------
Basic earnings per share                              $     6.20       $     5.14       $     3.44       $     2.90      $     2.53
                                                    =============    =============   ==============   ==============   =============
Diluted earnings per share before cumulative
  effect of accounting change and
  extraordinary item (a)                              $     6.12       $     5.11       $     3.41       $     2.87      $     2.58
Cumulative effect of accounting change,
  net of tax                                                 .00             (.04)             .00              .00             .00
Extraordinary item, net of tax                               .00              .00              .00              .00            (.07)
                                                    -------------    -------------   --------------   --------------   -------------
Diluted earnings per share                            $     6.12       $     5.07       $     3.41       $     2.87      $     2.51
                                                    =============    =============   ==============   ==============   =============
(a)  On January 1, 2001, the Company adopted SFAS 133 which resulted in a one-time charge of $6 million. In 1998, the Company incurred a $13 million one-time charge due to the prepayment of FHLB advances.

                                    TABLE 40

                    Five Year Summary of Financial Condition
                             (Dollars in Thousands)

                                                                               At December 31
                                          ------------------------------------------------------------------------------------------
                                               2002              2001               2000               1999               1998
                                          ---------------   ----------------   ----------------   ---------------    ---------------
Assets                                      $ 68,405,828       $ 58,586,271       $ 55,703,969      $ 42,142,205       $ 38,468,729

Cash, securities available for sale,
     and other investments                     1,241,091            961,729          1,111,826         1,120,393          1,050,265

Mortgage-backed securities                     6,067,458         14,078,172         18,580,490        11,661,621         10,031,965
Loans receivable                              58,268,899         41,065,375         33,762,643        27,919,817         25,721,288
                                          ---------------   ----------------   ----------------   ---------------    ---------------
  Total loan portfolio                        64,336,357         55,143,547         52,343,133        39,581,438         35,753,253

Deposits                                      41,038,797         34,472,585         30,047,919        27,714,910         26,219,095
Advances from FHLBs                           18,635,099         18,037,509         19,731,797         8,915,218          6,163,472
Securities sold under agreements to
    repurchase and other borrowings            1,732,224            223,523            857,274         1,045,176          1,252,469
Senior debt                                      989,690            198,215                -0-               -0-                -0-
Subordinated debt                                199,867            599,511            598,791           812,950            911,753
Stockholders' equity                           5,025,250          4,284,190          3,687,287         3,194,854          3,124,318

                                    TABLE 41
                          Five Year Selected Other Data
                 (Dollars in Thousands Except Per Share Figures)

                                                                              Year Ended December 31
                                                  --------------------------------------------------------------------------------
                                                       2002             2001            2000             1999            1998
                                                   --------------   --------------  --------------   --------------  -------------
New real estate loans originated                     $26,682,890      $20,763,237     $19,782,687      $12,672,211     $8,187,934
Fully indexed rate on new real estate loans                5.86%            7.72%           8.24%            7.60%          7.72%
Current rate on new real estate loans(a)                   4.32%            5.59%           6.18%            5.97%          6.20%
New adjustable rate mortgages as a percentage             91.61%           83.96%          96.27%           91.00%         82.26%
  of new real estate loans originated
Deposits increase ($)                                $ 6,566,212      $ 4,424,666     $ 2,333,009      $ 1,495,815     $2,109,378
Deposits increase (%)                                      19.0%            14.7%            8.4%             5.7%           8.7%
Net earnings/average net worth (ROE)                      20.62%           20.23%(b)       16.21%           15.19%         14.94%(c)
Net earnings/average assets (ROA)                          1.53%            1.42%(b)        1.12%            1.22%          1.11%(c)
General and administrative expense (G&A) to:
    Net interest income plus other income                 27.63%           27.50%          32.38%           33.67%         32.08%
    Total revenues                                        16.07%           11.56%          10.74%           13.01%         11.44%(c)
    Average assets                                          .96%             .90%            .87%             .98%           .90%
Ratio of earnings to fixed charges:(d)
    Including interest on deposits                         1.99x            1.51x           1.33x            1.42x          1.37x
    Excluding interest on deposits                         4.13x            2.25x           1.76x            2.32x          2.03x
Yield on loan portfolio                                    5.25%            6.39%           8.05%            7.16%          7.36%
Yield on MBS                                               5.64%            6.35%           7.98%            7.17%          7.20%
Yield on investments                                       1.94%            2.86%           7.12%            5.88%          5.53%
Yield on earning assets                                    5.25%            6.36%           8.02%            7.15%          7.30%
Cost of deposits                                           2.56%            3.39%           5.52%            4.69%          4.67%
Cost of borrowings                                         1.85%            2.72%           6.66%            5.77%          5.87%
Cost of funds                                              2.32%            3.15%           5.99%            5.00%          4.96%
Spread                                                     2.93%            3.21%           2.03%            2.15%          2.34%
Nonperforming assets/total assets(e)                        .62%             .67%            .43%             .56%           .79%
Stockholders' equity/total assets                          7.35%            7.31%           6.62%            7.58%          8.12%
Average stockholders' equity/average assets                7.41%            7.01%           6.89%            8.04%          7.41%
World Savings Bank, FSB (WSB)
   regulatory capital ratios:(f)
   Tangible capital                                        7.61%            7.71%           6.60%            6.64%          6.77%
   Tier 1                                                  7.61%            7.71%           6.60%            6.64%          6.77%
   Total risk-based                                       14.26%           14.24%          12.44%           11.95%         12.93%
World Savings Bank, FSB (Texas) (WTX)
   regulatory capital ratios:(f)
   Tangible capital                                        5.23%            5.23%           5.34%              ---            ---
   Tier 1                                                  5.23%            5.23%           5.34%              ---            ---
   Total risk-based                                       24.07%           25.05%          26.69%              ---            ---
Number of savings branch offices                             268              265             253              249            248
Cash dividends per share                             $      .303      $       .26     $       .22      $      .193     $     .172
Dividend payout ratio                                      4.88%            5.02%(b)        6.40%            6.64%          6.79%(c)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The table below sets forth Golden West Financial Corporation's (Golden West or Company) net earnings for the three years ended December 31, 2002, 2001, and 2000.

                                    TABLE 42

               Golden West Net Earnings, Basic Earnings Per Share,
                         and Diluted Earnings Per Share
                                   2000 - 2002
                 (Dollars in Thousands Except Per Share Figures)

                                                                            For the Year Ended December 31
                                                                       ------------------------------------------
                                                                          2002            2001           2000
                                                                       -----------     -----------    -----------
Earnings before cumulative effect of accounting change                 $ 958,279       $ 818,823      $ 545,791
Cumulative effect of accounting change, net of tax(a)                        -0-          (6,018)           -0-
                                                                       -----------     -----------    -----------
Net Earnings                                                           $ 958,279       $ 812,805      $ 545,791
                                                                       ===========     ===========    ===========

Basic earnings per share before cumulative effect of
   accounting change                                                   $    6.20       $    5.18      $    3.44
Cumulative effect of accounting change, net of tax(a)                        .00            (.04)           .00
                                                                       -----------     -----------    -----------
Basic earnings per share                                               $    6.20       $    5.14      $    3.44
                                                                       ===========     ===========    ===========

Diluted earnings per share before cumulative effect of
   accounting change                                                   $    6.12       $    5.11      $    3.41
Cumulative effect of accounting change, net of tax(a)                        .00            (.04)           .00
                                                                       -----------     -----------    -----------
Diluted earnings per share                                             $    6.12       $    5.07      $    3.41
                                                                       ===========     ===========    ===========

(a)  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
     Instruments and Hedging Activities," (SFAS 133) which resulted in a one-time pre-tax charge of $10 million, or $.04 per share, after tax. See "New Accounting Pronouncements" section on page 62.

           Golden West's principal subsidiary is World Savings Bank, FSB (WSB). WSB is headquartered in Oakland, California. At December 31, 2002, WSB had $68 billion in assets. At December 31, 2002, WSB had a savings network of 121 branches in California, 46 in Florida, 36 in Colorado, 23 in Texas, 15 in Arizona, 11 in New Jersey, eight in Kansas, six in Illinois, and two in Nevada. By virtue of being federally chartered, WSB can originate mortgages anywhere in the nation, even though it may not be authorized to conduct deposit gathering business in those jurisdictions. In addition to the states with savings operations referenced above, WSB had lending operations in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming.

           The savings accounts offered by WSB are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks, federally chartered savings banks, and some state chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but at December 31, 2002, approximately 10% of WSB's deposits were insured through the SAIF.

           WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX), that is also a federally chartered savings bank. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF.

           In addition to WSB, Golden West has two other significant subsidiaries, Atlas Advisers, Inc., and Atlas Securities, Inc. These two companies were formed to provide services to Atlas Assets, Inc., an open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is an investment adviser to the Atlas family of mutual funds and Atlas Securities, Inc., is the distributor of the Atlas mutual funds and annuities.

           The following narrative focuses on the significant financial statement changes that have taken place at Golden West over the past three years and includes a discussion of the Company's financial condition, results of operations, and liquidity and capital resources.

Financial Condition

           The following table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 2002, 2001, 2000, and 1999.

                                    TABLE 43

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet
                                   1999 - 2002

                                                                 December 31
                                             -----------------------------------------------------
                                               2002          2001           2000          1999
                                             ----------    ----------    -----------    ----------
Assets:
   Cash and investments                            1.8%          1.6%           2.0%          2.7%
   Loans receivable including
     mortgage-backed securities                   94.1          94.2           94.0          93.9
   Other assets                                    4.1           4.2            4.0           3.4
                                             ----------    ----------    -----------    ----------
                                                 100.0%        100.0%         100.0%        100.0%
                                             ==========    ==========    ===========    ==========

Liabilities and Stockholders' Equity:
   Deposits                                       60.1%         58.9%          54.0%         65.8%
   FHLB advances                                  27.2          30.8           35.4          21.2
   Securities sold under
     agreements to repurchase                       .8            .4            1.5           2.5
   Bank notes                                      1.8            .0             .0            .0
   Senior debt                                     1.4            .3             .0            .0
   Subordinated notes                               .3           1.0            1.1           1.9
   Other liabilities                               1.1           1.3            1.4           1.0
   Stockholders' equity                            7.3           7.3            6.6           7.6
                                             ----------    ----------    -----------    ----------
                                                 100.0%        100.0%         100.0%        100.0%
                                             ==========    ==========    ===========    ==========

           As the table shows, deposits represent the majority of the Company's liabilities. The largest asset component is loans receivable including mortgage-backed securities (MBS), which consists primarily of long-term mortgages. The Company emphasizes adjustable rate mortgages (ARMs) - loans with interest rates that change periodically in accordance with movements in specified indexes. Almost all of the Company's ARMs have rates that change monthly and are tied to one of the following three indexes:

1. The Eleventh District Cost of Funds Index (COFI), which is equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System's Eleventh District, which is composed of California, Arizona, and Nevada.

2. The Golden West Cost of Savings Index (COSI), which is equal to the monthend weighted average rate paid on the Company's deposits.

3. The Certificate of Deposit Index (CODI), which is equal to the 12-month rolling average of the monthly average of the three-month certificate of deposit rate as published in the Federal Reserve H-15 Statistical Report.

Asset/Liability Management

           The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. Therefore, the Company's profitability is largely dependent upon its ability to manage interest rate risk. The Company manages interest rate risk by managing the repricing of interest-rate sensitive assets and liabilities. The Company enters into interest rate swaps as part of its interest rate risk management strategy (see interest rate swaps on page 66). Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities.

           The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans, including MBS, and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the repricing characteristics of assets and liabilities is commonly referred to as the "gap."

           The Gap table on the following page shows that, as of December 31, 2002, the Company's assets reprice faster than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in Golden West's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. COFI, which is the index Golden West uses to determine the rate on $25 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The COFI repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates. COSI has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. CODI has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates. Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company's liabilities.

                                    TABLE 44

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratios
                             As of December 31, 2002
                              (Dollars in Millions)

                                                                   Projected Repricing(a)
                                          --------------------------------------------------------------------------
                                            0 - 3           4 - 12          1 - 5           Over 5
                                            Months          Months          Years           Years           Total
                                          -----------     -----------     -----------     -----------    -----------
Interest-Earning Assets:
  Investments                               $    920         $     2       $     -0-        $   -0-       $    922
  MBS:
    Adjustable rate                            5,540             -0-             -0-            -0-          5,540
    Fixed-rate                                    54             125             264             85            528
  Loans receivable:
    Adjustable rate                           54,177           1,005             711            -0-         55,893
    Fixed-rate                                   195             427             873            624          2,119
  Other(b)                                     1,347             -0-             -0-            -0-          1,347
  Impact of swaps                                221            (117)          (104)            -0-            -0-
                                          -----------     -----------     -----------     -----------    -----------

Total                                       $ 62,454         $ 1,442       $   1,744        $   709       $ 66,349
                                          ===========     ===========     ===========     ===========    ===========
Interest-Bearing Liabilities:
  Deposits(c)                               $ 31,429         $ 5,743       $   3,855        $    12       $ 41,039
   FHLB advances                              18,164             -0-               3            468         18,635
   Other borrowings                            1,733             200             496            493          2,922
                                          -----------     -----------     -----------    -----------     -----------
 Total                                      $ 51,326         $ 5,943       $   4,354        $   973       $ 62,596
                                          ===========     ===========     ===========    ===========     ===========

 Repricing gap                              $ 11,128         $(4,501)      $  (2,610)       $  (264)      $  3,753
                                          ===========     ===========     ===========    ===========     ===========

 Cumulative gap                             $ 11,128         $ 6,627       $   4,017        $ 3,753
                                          ===========     ===========     ===========    ===========
 Cumulative gap as a percentage of
     total assets                              16.3%            9.7%             5.9%
                                          ===========     ===========     ===========

(a)    Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)    Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c)    Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

           In addition to the index lags, other elements of ARM loans also have an impact on earnings. These elements are introductory fixed rates on new ARM loans, the interest rate adjustment frequency of ARM loans, interest rate caps or limits on individual rate changes, and interest rate floors. When the interest rate environment changes, the index lags and ARM structural features cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and holding down earnings when rates rise.

           The table on the following page reflects the Company's expected cash flows and applicable yields on the balances of its interest sensitive assets and liabilities as of December 31, 2002, and takes into consideration expected prepayments of the Company's long-term assets (primarily MBS and loans receivable) and the estimated current fair value.





                                                                 TABLE 45

                                Summary of Market Risk on Financial Instruments and Payments Due by Period
                                                         As of December 31, 2002
                                                          (Dollars in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Expected Maturity Date as of December 31, 2002
                                        --------------------------------------------------------------------------------------------
                                                                                                   2008 &       Total      Fair
                                          2003      2004      2005         2006       2007       Thereafter    Balance     Value
                                        --------  --------  ---------   ---------   ----------   -----------   ---------  ------
Interest-Sensitive Assets:

Investments                             $   922   $   -0-    $   -0-     $   -0-     $   -0-       $   -0-     $   922    $   922
    Weighted average interest rate         1.94%      .00%       .00%        .00%        .00%          .00%       1.94%
MBS
  Fixed-Rate                            $   103   $    84    $    67     $    54     $    44       $   176     $   528    $   549
     Weighted average interest rate        8.07%     8.03%      8.01%       7.99%       7.96%         7.87%       7.97%
  Variable Rate                         $ 1,191   $   957    $   758     $   589     $   457       $ 1,588     $ 5,540    $ 5,663
     Weighted average interest rate        5.48%     5.48%      5.48%       5.48%       5.48%         5.48%       5.48%
Loans Receivable
  Fixed-Rate                            $   711   $   279    $   216     $   165     $   128       $   540     $ 2,039    $ 2,087
     Weighted average interest rate        7.64%     8.28%      8.05%       7.88%       7.74%         7.39%       7.72%
  Variable Rate                         $11,928   $ 9,382    $ 7,799     $ 6,281     $ 4,815       $16,025     $56,230    $56,273
     Weighted average interest rate(a)     5.48%     5.40%      5.40%       5.40%       5.40%         5.42%       5.36%
                                        --------  --------   --------   ---------   ----------   -----------   ---------  --------
    Total                               $14,855   $10,702    $ 8,840     $ 7,089     $ 5,444       $18,329     $65,259    $65,494
                                        ========  ========   ========   =========   ==========   ===========   =========  ========
Interest-Sensitive Liabilities:
Deposits(b)                             $37,172   $ 1,495    $   992     $   256     $ 1,112       $    12     $41,039    $41,273
     Weighted average interest rate        2.39%     3.51%      4.62%       4.75%       4.72%         4.69%       2.56%
FHLB Advances
  Fixed-Rate                            $   139   $    47    $    40     $    35     $    32       $   267     $   560    $   620
     Weighted average interest rate        3.39%     6.19%      6.23%       6.23%       6.23%         6.26%       5.53%
  Variable Rate                         $ 6,700   $ 3,400    $ 6,075     $ 1,900     $   -0-       $   -0-     $18,075    $18,066
     Weighted average interest rate        1.51%     1.55%      1.61%       1.61%        .00%          .00%       1.56%
Other Borrowings
  Fixed-Rate                            $ 1,910   $   -0-    $   -0-     $   199     $   298       $   493     $ 2,900    $ 2,944
     Weighted average interest rate        1.91%      .00%       .00%       5.73%       4.33%         4.95%       2.93%
  Variable Rate                         $    22   $   -0-    $   -0-     $   -0-     $   -0-       $   -0-     $    22    $    22
     Weighted average interest rate         .37%      .00%       .00%        .00%        .00%          .00%        .37%
Interest Rate Swaps (notional values)
  Receive Fixed Swaps                   $    91   $   -0-    $   -0-     $   -0-     $   -0-       $   -0-     $    91    $   -0-
     Weighted average receive rate         6.39%      .00%       .00%        .00%        .00%          .00%       6.39%
     Weighted average pay rate             1.86%      .00%       .00%        .00%        .00%          .00%       1.86%
  Pay Fixed Swaps                       $   487   $   104    $   -0-     $   -0-     $   -0-       $   -0-     $   591    $    12
     Weighted average receive rate         1.63%     1.55%       .00%        .00%        .00%          .00%       1.61%
     Weighted average pay rate             4.02%     6.65%       .00%        .00%        .00%          .00%       4.48%
                                        --------  --------   --------   ---------   ----------   -----------   ---------  ---------
    Total                               $46,521   $ 5,046    $ 7,107     $ 2,390     $ 1,442       $   772     $63,278    $62,937
                                        ========  ========   ========   =========   ==========   ===========   =========  =========
 (a) The total weighted average interest rate for variable loans receivable reflects loans with introductory rates in effect at
     December 31, 2002.  Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 2002 as indicated in the total balance column.
 (b) Deposits with no maturity are included in the 2003 column.

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags previously described. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at December 31, 2002, a 200 basis point rate increase sustained over a thirty-six month period would not affect the Company's long-term profitability and financial strength.

Cash and Investments

           Golden West invests primarily in federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, EuroDollar time deposits, collateralized mortgage obligations, and equity securities. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

           At December 31, 2002, 2001 and 2000, the Company had securities available for sale in the amount of $922 million, $623 million, and $393 million, respectively, including net unrealized gains on securities available for sale of $326 million, $362 million, and $382 million, respectively. At December 31, 2002, 2001 and 2000, the Company had no securities held for trading in its investment securities portfolio.

Mortgage-Backed Securities and Loans Receivable

           For the loan portfolio, the Company invests primarily in whole loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. Because the Company currently retains all of the beneficial interest in these MBS securitizations, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see page 62 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans and MBS are available to be used as collateral for borrowings.

           During the first half of 2002, the Company desecuritized $4.1 billion of Federal National Mortgage Association (FNMA) MBS that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

           The following table shows the components of the Company's loans receivable portfolio, including MBS, at December 31, 2002, 2001, and 2000.

                                    TABLE 46

            Balance of Loans Receivable, Including MBS, by Component
                                   2000 - 2002
                             (Dollars in Thousands)

                                                                           As of December 31
                                                        ---------------------------------------------------------
                                                             2002                 2001                 2000
                                                        ---------------      ---------------      ---------------
     Loans                                                 $39,159,502         $ 35,952,918          $33,860,345
     Securitized loans(a) (b)                               19,066,063            5,186,717                  -0-
                                                        ---------------      ---------------      ---------------
         Total loans, excluding MBS                         58,225,565           41,139,635           33,860,345
                                                        ---------------      ---------------      ---------------

     FNMA MBS(c)                                                   -0-            4,732,779            7,758,409
     MBS-REMICs                                              5,871,069            8,836,840           10,366,578
     Purchased MBS                                             196,389              508,553              455,503
                                                        ---------------      ---------------      ---------------
         Total MBS                                           6,067,458           14,078,172           18,580,490
                                                        ---------------      ---------------      ---------------

     Other(d)                                                   43,334              (74,260)             (97,702)
                                                        ---------------      ---------------      ---------------
     Total loans receivable, including MBS                 $64,336,357         $ 55,143,547          $52,343,133
                                                        ===============      ===============      ===============

(a)  Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on page 62).
(b)  Includes $10.9 billion at December 31, 2002 of loans securitized with FNMA where the underlying loans are subject to full credit recourse to the Company.
(c)  The underlying loans of the FNMA MBS are subject to full credit recourse to the Company.
(d) Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.


           Repayments from loans receivable, including MBS, were $15.6 billion, $15.6 billion, and $6.9 billion for the years ended December 31, 2002, 2001, and 2000, respectively. In 2002, there was a small decrease in the prepayment rate offset by the growth in the loan portfolio. Loans receivable repayments were higher in 2001 as compared to 2000 due to an increase in the prepayment rate as well as an increase in the balance of the total loan portfolio outstanding.

Mortgage-Backed Securities

           At December 31, 2002, 2001, and 2000, the Company had MBS held to maturity in the amount of $6.0 billion, $13.8 billion, and $18.5 billion, respectively. The sizable decrease in 2002 was due primarily to prepayments and to the desecuritization of $4.1 billion of FNMA MBS. During 2001, the Company securitized $3.0 billion of ARMs into MBS-REMICs during the first three months. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At December 31, 2002, 2001, and 2000, the Company had MBS available for sale in the amount of $35 million, $233 million, and $70 million, respectively, including net unrealized gains on mortgage-backed securities available for sale of $139 thousand, $2 million, and $1 million, respectively. During the first quarter of 2002, the Company sold $176 million of purchased MBS available for sale which resulted in a gain of $3 million. At December 31, 2002, 2001, and 2000, the Company had no trading MBS.

           At December 31, 2002, $5.5 billion of the Company's total MBS portfolio was backed by ARMs. The percentage of MBS backed by ARMs was 91% at yearend 2002 compared to 92% at yearend 2001 and 93% at yearend 2000.

           Repayments of MBS during the years 2002, 2001, and 2000 amounted to $3.2 billion, $6.4 billion, and $2.5 billion, respectively. MBS repayments were lower in 2002 due to a decrease in the outstanding balance. MBS repayments were higher in 2001 due to an increase in the prepayment rate on the underlying loans.

Loans

           New loan originations in 2002, 2001, and 2000 amounted to $26.7 billion, $20.8 billion, and $19.8 billion, respectively. The volume of originations increased during 2002 due to a continued strong demand for mortgage loans and an increase in the popularity of ARMs, the Company's principal product. The volume of originations during 2001 increased due to an increase in the market demand for loans. Because consumers took advantage of low mortgage interest rates, refinances were a large portion of the national mortgage market in 2001 and 2002. Refinanced loans constituted 62% of the Company's new loan originations in 2002 compared to 59% in 2001 and 34% in 2000.

          First mortgages originated for sale were $1.7 billion, $2.2 billion, and $114 million for the years ended December 31, 2002, 2001, and 2000, respectively. During 2002, 2001, and 2000, $596 million, $794 million, and $29 million, respectively, of loans, including MBS, were converted at the customer's request from adjustable rate to fixed-rate. The company sells most of its new and converted fixed-rate loans. The Company sold $2.3 billion, $2.7 billion, and $152 million of fixed-rate first mortgage loans during 2002, 2001, and 2000, respectively.

           At December 31, 2002, the Company had lending operations in 38 states. The largest source of mortgage originations was loans secured by residential properties in California. In 2002, 67% of total loan originations were on residential properties in California, compared to 70% and 63% in 2001 and 2000, respectively. The five largest states, other than California, for originations for the year ended December 31, 2002, were Florida, Texas, New Jersey, Washington, and Colorado with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at December 31, 2002, 64% at December 31, 2001, and 63% at December 31, 2000.

           The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 96% at yearend 2002 compared to 94% at yearend 2001 and 95% at yearend 2000. Golden West's ARM originations constituted approximately 92% of new mortgage loans made by the Company in 2002, compared with 84% in 2001 and 96% in 2000.

           Golden West originates ARMs tied primarily to the CODI, COFI, and COSI. Prior to 2001, the Company also originated ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM). The following table shows the distribution of ARM originations by index for the years ended December 31, 2002, 2001 and 2000.

                                    TABLE 47

                 Adjustable Rate Mortgage Originations by Index
                                   2000 - 2002
                             (Dollars in Thousands)

                                 For the Year Ended December 31
                      ------------------------------------------------------
ARM Index                  2002              2001               2000
                      ---------------   ----------------   ----------------
CODI                    $ 13,173,161       $    554,390       $        -0-
COFI                       3,370,412          9,813,174          5,701,413
COSI                       7,899,702          7,064,962         12,872,834
TCM                              -0-                -0-            470,171
                      ---------------   ----------------   ----------------
Total                   $ 24,443,275       $ 17,432,526       $ 19,044,418
                      ===============   ================   ================

           The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2002, 2001 and 2000.

                                    TABLE 48

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                                   2000 - 2002
                             (Dollars in Thousands)

                                                As of December 31
                            -----------------------------------------------------------
ARM Index                         2002                  2001                2000
                           -----------------     -----------------    ----------------
CODI                            $ 13,286,566          $    552,746        $        -0-
COFI                              24,755,498            29,010,008          27,405,401
COSI                              22,070,692            20,943,596          20,460,242
Other(a)                           1,657,386             1,288,050           1,640,010
                            -----------------     -----------------    ----------------
Total                           $ 61,770,142          $ 51,794,400        $ 49,505,653
                            =================     =================    ================
(a) Includes equity lines of credit and ARMs tied to the TCM.

           During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans, FNMA MBS, and MBS-REMICs before any reduction for loan servicing fees) was 12.13% or 6.74% above the actual weighted average rate at December 31, 2002, versus 12.21%, or 5.77% above the actual weighted average at December 31, 2001 and 12.28% or 4.17% above the weighted average rate at yearend 2000.

           Approximately $5.2 billion of the Company's ARMs (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2002, $2.0 billion ARM loans had reached their rate floors compared with $560 million at December 31, 2001 and $144 million at December 31, 2000. The weighted average floor rate on the loans that had reached their floor was 5.87% at December 31, 2002, compared to 7.15% at December 31, 2001 and 8.01% at December 31, 2000. Without the floor, the average rate on these loans would have been 5.19% at December 31, 2002, 5.91% at December 31, 2001, and 7.80% at
December 31, 2000.

           Most of the Company's loans are collateralized by first deeds of trust on one-to four- family homes. The Company also originates second deeds of trust in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $160 million, $279 million, and $547 million for the years ended December 31, 2002, 2001, and 2000, respectively. The outstanding balance of fixed-rate seconds amounted to $215 million, $362 million and $491 million at December 31, 2002, 2001, and 2000, respectively.

           The Company also establishes equity lines of credit (ELOCs) indexed to the prime rate. The Company established new ELOCs totaling $1.2 billion, $422 million, and $66 million for the years ended December 31, 2002, 2001, and 2000, respectively. The outstanding balance of ELOCs amounted to $999 million, $303 million, and $40 million at December 31, 2002, 2001, and 2000, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $1.5 billion, $458 million, and $67 million at December 31, 2002, 2001, and 2000, respectively.

           The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an adjustable rate equity line of credit. For the year ended December 31, 2002, 13% of loans originated exceeded 80% of the appraised value of the property compared to 13% for the year ended December 31, 2001, and 19% for the year ended December 31, 2000.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, many first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $139 million, $184 million, and $198 million for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the Company carries pool mortgage insurance on most seconds not sold, including equity lines of credit. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the years ended December 31, 2002, 2001, and 2000.

                                    TABLE 49
                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                                   2000 - 2002
                             (Dollars in Thousands)

                                                          For the Year Ended December 31
                                            ------------------------------------------------------------
                                                 2002                  2001                  2000
                                            ----------------      ----------------      ----------------
First mortgages with loan to value ratios greater than 80%:
    With mortgage insurance                      $  292,210            $  225,464            $  124,066
    With no mortgage insurance                       70,478               123,387               229,397
                                            ----------------      ----------------      ----------------
                                                    362,688               348,851               353,463
                                            ----------------      ----------------      ----------------
First and second mortgages with combined loan to value ratios greater than 80%:
    With pool insurance on
        second mortgages                          2,412,821             1,354,754             2,549,049
    With no pool insurance                          611,044               911,214               924,538
                                            ----------------      ----------------      ----------------
                                                  3,023,865             2,265,968             3,473,587
                                            ----------------      ----------------      ----------------
    Total                                        $3,386,553            $2,614,819            $3,827,050
                                            ================      ================      ================

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at December 31, 2002, 2001 and 2000.

                                    TABLE 50
                   Balance of Mortgages with Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                                   2000 - 2002
                             (Dollars in Thousands)

                                                                     As of December 31
                                                  -----------------------------------------------------
                                                        2002               2001              2000
                                                   ---------------    ----------------   --------------
         First mortgages with loan to value ratios
         greater than 80%:
             With mortgage insurance                  $   553,747         $   431,498      $   388,625
             With no mortgage insurance                   293,851             548,507          823,864
                                                   ---------------    ----------------   --------------
                                                          847,598             980,005        1,212,489
                                                   ---------------    ----------------   --------------
         First and second mortgages with combined
         loan to value ratios greater than 80%:
             With pool insurance on
                 second mortgages                       3,699,519           2,396,954        2,193,990
             With no pool insurance                       292,104             454,289          722,703
                                                   ---------------    ----------------   --------------
                                                        3,991,623           2,851,243        2,916,693
                                                   ---------------    ----------------   --------------
             Total                                    $ 4,839,221         $ 3,831,248      $ 4,129,182
                                                   ===============    ================   ==============

           Loan repayments consist of monthly loan amortization and loan payoffs. During the years 2002, 2001, and 2000, loan repayments amounted to $12.3 billion, $9.2 billion, and $4.5 billion, respectively. The increase in loan repayments in 2002 was due primarily to an increase in the balance of loans receivable. The increase in repayments in 2001 was due to an increase in loan prepayments.

Securitized Loans

           During 2002, the Company securitized $18.9 billion of loans. During the second and third quarters of 2001, the Company securitized $6.0 billion of loans. These securitized loans are available to be used as collateral for borrowings and are classified as loans receivable on the Statement of Financial Position per SFAS 140.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended December 31, 2002, 2001, and 2000.

                                    TABLE 51

                      Capitalized Mortgage Servicing Rights
                                   2000 - 2002
                             (Dollars in Thousands)

                                                      2002             2001             2000
                                                  -------------    -------------     -----------
Beginning balance of CMSRs                            $ 56,056         $ 28,355         $37,295
New CMSRs from loan sales                               34,044           41,587           3,404
Amortization of CMSRs                                  (20,652)         (13,886)        (12,344)
                                                  -------------    -------------     -----------
Ending balance of CMSRs                               $ 69,448         $ 56,056         $28,355
                                                  =============    =============     ===========

           The estimated amortization of the December 31, 2002 CMSR balance for the five years ending 2007 is $29.4 million (2003), $19.0 million (2004), $12.1 million (2005), $6.9 million (2006), and $2.0 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of Golden West's CMSRs did not exceed the fair value at December 31, 2002, 2001, or 2000 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

Asset Quality

           An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include non-accrual loans (that is, loans, including loans securitized into MBS with recourse and loans securitized into MBS-REMICs, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on non-accrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions. The table on the next page sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31.

                                    TABLE 52

               Nonperforming Assets and Troubled Debt Restructured
                                    2000-2002
                             (Dollars in Thousands)

                                                                        As of December 31
                                                    -----------------------------------------------------------
                                                         2002                  2001                 2000
                                                    ----------------      ---------------     -----------------
Non-accrual loans                                        $  413,123            $ 382,510            $  231,155
Foreclosed real estate                                       11,244               11,101                 8,261
                                                    ----------------      ---------------     -----------------
Total nonperforming assets                               $  424,367            $ 393,611            $  239,416
                                                    ================      ===============     =================

TDRs, net of interest reserve                            $      233            $   1,505            $    1,933
                                                    ================      ===============     =================

Ratio of NPAs to total assets                                  .62%                 .67%                  .43%
                                                    ================      ===============     =================

Ratio of TDRs to total assets                                  .00%                 .00%                  .00%
                                                    ================      ===============     =================

Ratio of NPAs and TDRs to total assets                         .62%                 .67%                  .43%
                                                    ================      ===============     =================

           NPAs at yearend 2002 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the uncertain U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews.

           The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $4 million at yearend 2002 compared to $11 million and $23 million at yearends 2001 and 2000, respectively.

Allowance for Loan Losses

           The Company provides specific valuation allowances for losses on major loans when impaired, and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the review methodology and historical analyses are reviewed quarterly.

           The table below shows the changes in the allowance for loan losses for the three years ended December 31, 2002, 2001, and 2000.

                                    TABLE 53

                      Changes in Allowance for Loan Losses
                                   2000 - 2002
                             (Dollars in Thousands)

                                                                    2002              2001               2000
                                                               ---------------    --------------    ---------------
Beginning allowance for loan losses                                 $ 261,013         $ 236,708          $ 232,134
Provision for losses
  charged to expense                                                   21,170            22,265              9,195
Loans charged off                                                      (1,943)           (2,425)              (623)
Recoveries                                                                857               351                472
Net transfer of allowance (to) from
  recourse liability                                                      -0-             4,114             (4,470)
                                                               ---------------    --------------    ---------------
Ending allowance for loan losses                                    $ 281,097         $ 261,013          $ 236,708
                                                               ===============    ==============    ===============

Ratio of provision for loan
  losses to loan portfolio (including
  MBS with recourse and MBS-REMICs)                                       .03%              .04%               .02%
                                                               ===============    ==============    ===============

Ratio of net chargeoffs to
  average loans outstanding (including
  MBS with recourse and MBS-REMICs)                                       .00%              .00%               .00%
                                                               ===============    ==============    ===============

Ratio of allowance for loan losses to total loans
  (including MBS with recourse and MBS-REMICs)                            .44%              .48%               .46%
                                                               ===============    ==============    ===============

Ratio of allowance for loan losses to NPAs                               66.2%             66.3%              98.9%
                                                               ===============    ==============    ===============

Foreclosed Real Estate

           At December 31, 2002 and 2001, the Company had foreclosed real estate in the amount of $11 million. At December 31, 2000, the Company had foreclosed real estate in the amount of $8 million.

Deposits

           The Company raises deposits through its retail branch system as well as through the money markets.

           Retail deposits increased by $6.6 billion in 2002 compared to increases of $4.6 billion and $2.7 billion in 2001 and 2000, respectively. Retail deposits increased during 2002 and 2001 because the public found money market accounts to be a more favorable investment compared with other alternatives. At December 31, 2002, 2001, and 2000, transaction accounts (which include checking, passbook, and money market accounts) represented 66%, 40%, and 24%, respectively, of the total balance of deposits.

           From time to time, the Company uses government securities dealers to sell wholesale certificates of deposit (CDs) to institutional investors. The Company's deposit balance at December 31, 2000 included $185 million of these wholesale CDs. There were no outstanding wholesale CDs at December 31, 2002 and 2001.

Advances from the Federal Home Loan Banks

           The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.6 billion at December 31, 2002, compared to $18.0 billion and $19.7 billion at December 31, 2001 and 2000, respectively.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $522 million, $224 million, and $857 million at yearends 2002, 2001, and 2000, respectively.

Other Borrowings

           At December 31, 2002, Golden West, at the holding company level, had a total of $200 million of subordinated debt issued and outstanding as compared to $600 million at December 31, 2001 and 2000. As of December 31, 2002, the Company's subordinated debt securities were rated A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

           At December 31, 2002, the Company had issued and outstanding $1.0 billion of senior debt as compared to $200 million at December 31, 2001. As of December 31, 2002, the Company's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

           WSB has a bank note program under which up to $5 billion can be outstanding at any point in time. At December 31, 2002, WSB had $1.2 billion of bank notes outstanding. There were no bank notes outstanding at December 31, 2001 or 2000. As of December 31, 2002 WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

Stockholders' Equity

           The Company's stockholders' equity increased by $741 million during 2002 as a result of earnings partially offset by decreased market values of securities available for sale, the $173 million cost of the repurchase of Company stock, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $597 million during 2001 as a result of earnings partially offset by decreased market values of securities available for sale, the $186 million cost of the repurchase of Company stock, and the payment of quarterly dividends to stockholders. The Company's stockholders' equity increased by $492 million during 2000 as a result of earnings and increased market values of securities available for sale partially offset by the $109 million cost of the repurchase of Company stock, and the payment of quarterly dividends to stockholders.

           Since 1993, through five separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to a total of 60.6 million shares of Golden West's common stock. As of December 31, 2002, 49.3 million shares had been repurchased and retired at a cost of $1.3 million since October 28, 1993, of which 2.7 million shares were purchased and retired at a cost of $173 million during 2002. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           At December 31, 2002, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards.

                                    TABLE 54

                         Regulatory Capital Requirements
                             As of December 31, 2002
                             (Dollars in Thousands)

                                                                        MINIMUM CAPITAL
                                         ACTUAL                          REQUIREMENTS
                            ---------------------------------  ---------------------------------
                                Capital          Ratio             Capital           Ratio
                            ----------------   --------------  -----------------   -------------
WSB
---
Tangible                       $  5,152,335          7.61%         $  1,015,695         1.50%
Tier 1 (core or leverage)         5,152,335          7.61             2,708,520         4.00
Tier 1 risk-based                 5,152,335         13.52                   ---          ---
Total risk-based                  5,431,860         14.26             3,048,080         8.00

WTX
---
Tangible                       $    413,885          5.23%         $    118,752         1.50%
Tier 1 (core or leverage)           413,885          5.23               316,673         4.00
Tier 1 risk-based                   413,885         24.05                   ---          ---
Total risk-based                    414,277         24.07               137,702         8.00

           Because WSB is a subsidiary of a savings and loan holding company, WSB must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB to no longer be adequately capitalized, require specific OTS approval.

Off-Balance Sheet Arrangements

           Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer's creditworthiness and the value of the property. The amount of outstanding loan commitments at December 31, 2002 was $1.4 billion. The vast majority of these commitments were for adjustable rate mortgages.

           At December 31, 2002, the Company had $1.0 billion of commitments outstanding to borrow advances from the FHLB of Dallas and these advances will be indexed to three-month LIBOR.

New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Condition and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2002, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. From time to time, the Company securitizes loans from its portfolio into MBS, including MBS-REMICs. Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

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

           In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147), which provides guidance on the accounting for the acquisition of a financial institution. This statement is effective on October 1, 2002. The adoption of SFAS 147 had no impact on the Company's financial statements.

           In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim periods beginning after December 15, 2002. The Company is still considering the impact of the adoption of this statement.

Uses of Estimates

           Golden West's financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Most of Golden West's assets, liabilities, revenues, and expenses are reported using actual results for the reporting period. However, GAAP requires that certain assets, liabilities, revenues, and expenses be reported using estimates of fair value that are based on a variety of assumptions, including such items as future interest rate levels and repayments rates. As a consequence, assets, liabilities, revenues, and expenses reported using fair value estimates may fluctuate from one reporting period to the next because of changes in the business environment that lead to revisions to the assumptions underlying the fair value calculations.

           The following is a discussion of the most critical accounting policies involving the use of estimates which senior management discussed with the Company's Audit Committee.

           An important use of estimates occurs when the Company establishes its allowance for loan losses. An in-depth discussion can be found in the Allowance for Loan Losses section on page 58.

           As of December 31, 2002, Golden West's Consolidated Statement of Financial Condition reflected fair value estimates for equity and debt securities available for sale and for purchased mortgage-backed securities available for sale as follows. Equity securities available for sale amounted to $332 million and $368 million at yearend 2002 and 2001, respectively, compared with amortized costs of $6 million at yearends 2002 and 2001, respectively. Debt securities available for sale amounted to $590 million and $255 million at yearend 2002 and 2001, respectively, compared with amortized costs of $590 million and $254 million at yearends 2002 and 2001, respectively. Purchased mortgage-backed securities available for sale amounted to $35 million and $233 million at yearend 2002 and 2001, respectively, compared with amortized costs of $34 million and $232 million at yearend 2002 and 2001, respectively. Fair values are based on quoted market prices on securities available for sale.

           For the year ended December 31, 2002 and 2001, Golden West's Consolidated Statement of Net Earnings reflected fair value estimates for the Company's interest rate swap portfolio, amounting to a pre-tax gain of $7.6 million and a pre-tax loss of $9.7 million, respectively, as seen in "Change in Fair Value of Derivatives." In addition, upon the adoption of SFAS 133 on January 1, 2001, Golden West reported a one-time pre-tax charge of $10 million associated with the initial valuation of the Company's interest rate swap portfolio. For the year ended December 31, 2002, these fair value changes related to SFAS 133 were the principal fair value items affecting Golden West's earnings. Fair values are based on quoted market prices for interest rate swaps.

           Additionally, pursuant to GAAP, Golden West establishes Capitalized Mortgage Servicing Rights when the Company sells mortgage loans and retains the servicing for them. The Company periodically reviews the CMSRs for impairment based on fair value. Golden West's CMSRs have never experienced impairment. Golden West's CMSR balances amounted to $69 million and $56 million at yearend 2002 and 2001, respectively.

Results of Operations

Net Earnings

           Net earnings increased in 2002 as compared to 2001 primarily due to an increase in net interest income, partially offset by an increase in general and administrative expenses. Two non-recurring items contributed to net earnings during 2002. The Company received $9.4 million from the FHLB of San Francisco for 1998 prepayment fees that were refunded. In addition, the Company had a one-time after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses. Net earnings increased in 2001 as compared to 2000 as a result of increased net interest income and increased noninterest income, partially offset by an increase in general and administrative expense.

Earnings Per Share

           The Company's Basic Earnings Per Share (EPS) was $6.20 for the year ended December 31, 2002 compared to $5.18 (before the cumulative effect of the accounting change) and $3.44 for the years ended December 31, 2001 and 2000, respectively. The Company reported Diluted EPS of $6.12 for the year ended December 31, 2002 as compared to $5.11 (before the cumulative effect of the accounting change) and $3.41 for the years ended December 31, 2001 and 2000, respectively.

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

           Net interest income amounted to $1.9 billion, $1.6 billion, and $1.2 billion for the years ended December 31, 2002, 2001, and 2000, respectively. These amounts represented 18%, 42%, and 15% increases, respectively, over the previous years. As discussed below, the significant growth of net interest income in 2002 compared with the prior year resulted from both the expansion of the Company's average primary spread, which is the difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The average primary spread for the years ended December 31, 2002, 2001, and 2000 was 2.99%, 2.70%, and 2.05%, respectively. The significant growth of net interest income in 2001 compared with the prior year resulted from two principal factors: the substantial growth of the mortgage portfolio during 2000; and an increase in 2001 in the Company's primary spread.

           Between December 31, 2002 and December 31, 2001, the Company's earning asset balance increased by $9.4 billion or 17%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Net interest income in 2001 benefited from the 32% growth of the mortgage portfolio in the prior year. Specifically, in 2000, the Company originated a record loan volume that, in combination with a moderate level of mortgage repayments, resulted in unusually rapid growth of the Company's loans receivable. Thus, there was a significantly larger average loan balance outstanding during 2001 versus 2000, and this contributed to the substantial net interest income increase in 2001.

           As noted in the discussion of the Gap on page 48, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended December 31, 2002, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.44% with a monthend high of 3.21% and a monthend low of 1.88%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001. At the same time, the yield on the Company's assets fell by only 166 basis points, because the indexes to which the large adjustable rate mortgage portfolio is tied moved down more slowly. As a consequence, the Company's primary spread widened substantially during 2001, and at December 31, 2001 reaching 3.21%, the highest in the company's history. During 2002, the Company's cost of funds declined by an additional 83 basis points. At the same time, the Company's asset yield fell by 111 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at December 31, 2002. However, the average primary spread in 2002 was greater that the average reported in 2001, contributing to the increase in net interest income for 2002 as compared with 2001. In November 2002, the Federal Reserve's Open Market Committee lowered the Federal Funds rate by an additional 50 basis points to 1.25%. Because this action occurred near the end of 2002, the rate decrease had a minimal impact on Golden West's earnings asset yield, cost of funds, and primary spread at yearend 2002.

           The following table shows the components of the Company's primary spread at the end of the years 2000 through 2002.

                                    TABLE 55

           Yield on Earning Assets, Cost of Funds, and Primary Spread
                                   2000 - 2002

                                                          December 31
                                             --------------------------------------
                                                2002         2001          2000
                                             -----------   ----------   -----------
Yield on loan portfolio                            5.28%        6.38%         8.03%
Yield on investments                               1.94         2.86          7.12
                                             -----------   ----------   -----------
Yield on earning assets                            5.25         6.36          8.02
                                             -----------   ----------   -----------
Cost of deposits                                   2.56         3.39          5.52
Cost of borrowings                                 1.85         2.72          6.66
                                             -----------   ----------   -----------
Cost of funds                                      2.32         3.15          5.99
                                             -----------   ----------   -----------
Primary spread                                     2.93%        3.21%         2.03%
                                             ===========   ==========   ===========

Interest Rate Swaps

           The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes.

                                    TABLE 56

                           Interest Rate Swap Activity
                                   2001 - 2002
                         (Notional Amounts in Millions)

                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    -------------
Balance at January 1, 2001                   $  217           $  717
    Maturities                                 (114)             (96)
                                        ------------    -------------
Balance at December 31, 2001                    103              621
      Additions                                 -0-              275
      Maturities                                (12)            (305)
                                        ------------    -------------
Balance at December 31, 2002                 $   91           $  591
                                        ============    =============

           Interest rate swap payment activity decreased net interest income by $19 million, $13 million, and $4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

           The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $8 million, or $.03 after tax per diluted share for the year ended December 31, 2002, as compared to pre-tax expense of $10 million, or $.04 after tax per diluted share for the year ended December 31, 2001. This additional income and expense occurred because the fair value of Golden West's swaps changed in 2002 and 2001 as a result of interest rate movements and maturities of interest rate swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at December 31, 2002.

Interest on Loans

           Interest on loans was $2.9 billion, $2.7 billion, and $2.5 billion for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in 2002 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield. The increase in 2001 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield.

Interest on MBS

           Interest on MBS was $491 million, $1.3 billion, and $1.1 billion for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002 was due to a decrease in the average portfolio balance and a decrease in the average portfolio yield. The increase in 2001 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield.

Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was $113 million, $193 million, and $254 million for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002 was primarily due to a decrease in the average portfolio yield and a decrease in the average portfolio balance. The decrease in 2001 was primarily due to a decrease in the average portfolio yield partially offset by an increase in the average portfolio balance.

Interest on Deposits

           Interest on deposits was $1.1 billion, $1.5 billion, and $1.5 billion for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002 was due to a decrease in the average cost of deposits partially offset by an increase in the average balance of deposits. Interest on deposits in 2001 was similar to 2000.

Interest on Advances

           Interest paid on FHLB advances was $380 million, $880 million, and $961 million for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease in 2002 was due to a decrease in the average cost of these borrowings and a decrease in the average outstanding balance. The decrease in 2001 was due to a decrease in the average cost of these borrowings partially offset by an increase in the average outstanding balance.

Interest on Other Borrowings

           Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $107 million, $176 million, and $190 million for the years ended 2002, 2001, and 2000, respectively. The decrease in the expense in 2002 compared with 2001 was due to a decrease in the average cost partially offset by an increase in the average balance of these liabilities. The decrease in the expense in 2001 was due to a decrease in the average cost of these liabilities partially offset by an increase in the average balance.

Provision for Loan Losses

           The provision for loan losses was $21 million for the year ended December 31, 2002, compared to provisions of $22 million and $9 million for the years ended 2001 and 2000, respectively. An in-depth discussion on the calculation of the Company's allowance for loan losses can be found on page 58.

Noninterest Income

           Noninterest income was $247 million, $237 million, and $161 million for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in 2002 resulted primarily from the income associated with ongoing valuation of interest rate swaps compared with an expense in 2001. Also included in noninterest income during 2002 was a $7.9 million refund for 1998 FHLB prepayment fees refunded by the FHLB of San Francisco. The increase in 2001 was primarily due to higher loan prepayment fees and increased gains on the sale of fixed-rate mortgages.

General and Administrative Expenses

           General and administrative expenses (G&A) were $601 million, $514 million, and $425 million for the years ended 2002, 2001, and 2000, respectively. Expenses increased in 2002 and 2001 because of the costs associated with the year's record loan and savings volumes as well as the increased activity associated with the expansion of the Company's earning assets over the prior three years. Additionally, the Company continued to make sizeable investments in technology including the installation of a new loan origination system, the enhancement of loans and savings internet web sites, and the expansion of computer and network resources to handle the transmission and processing of increased volumes of data.

           General and administrative expenses as a percentage of average assets was .96% for the year ended December 31, 2002 compared with .90% and .87% for the years ended December 31, 2001 and 2000, respectively. G&A as a percentage of average assets increased in 2002 because expenses grew faster than average assets. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 27.63% for the year ended December 31, 2002 compared with 27.50% and 32.38% for the years ended December 31, 2001 and 2000, respectively.

Taxes on Income

           Golden West utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings decreased slightly in 2002 as compared to 2001 and increased slightly in 2001 compared with 2000. Included in taxes on income for 2002 was a nonrecurring after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

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

Common Stock

           The quarterly price ranges for the Company's common stock during 2002 and 2001 were as follows:

                                    TABLE 57

                            Common Stock Price Range
                                   2001 - 2002

                                             2002                                2001
                                -------------------------------     -------------------------------
First Quarter                        $58.04   -    $65.80                $51.00    -    $65.94
Second Quarter                       $63.17   -    $70.25                $57.96    -    $68.95
Third Quarter                        $58.15   -    $68.95                $52.81    -    $70.00
Fourth Quarter                       $57.91   -    $72.98                $47.15    -    $58.85

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           See "Asset/Liability Management" on pages 48 through 50 in Item 7.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information concerning the directors and executive officers of the Registrant, see pages 2, 3, and 7 of the Registrant's Proxy Statement dated March 14, 2003, which are incorporated herein by reference, and page 39 of Item 1 herein.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 14, 2003, on pages 5, 6 and 9 through 11 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item 403 of Regulation S-K is set forth on pages 2, 3, 7 and 8 of Registrant's Proxy Statement dated March 14, 2003, and is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           See "Indebtedness of Management" on page 10 of the Registrant's Proxy Statement dated March 14, 2003, which is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Index to Financial Statements

               See Index included on page 78 and the financial statements, which begin on page F-1.

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

          3(b)     By-Laws, as amended in 1997, are incorporated by reference to
                   Exhibit 3(b) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1997.

          4(a) The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

         10(a) 1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001.

         10(b) Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company's 2002 Annual Meeting of Stockholders.

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

         10(e) Deferred Compensation Agreement between the Company and Michael Roster.

         10(f) Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

         10(g) Form of Supplemental Retirement Agreement between the Company and certain executive officers.

    (3)  Index to Exhibits (continued)

    Exhibit No.    Description
    -----------    -----------

         21 (a)    Subsidiaries of the Registrant.

         23 (a)    Independent Auditors' Consent.

         99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

         99.2 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

         99.3 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

           The Registrant did not file any current reports on Form 8-K with the Commission in the fourth quarter of 2002.

(c)      Form S-8 Undertaking

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


                                               GOLDEN WEST FINANCIAL CORPORATION


By:       /s/ Herbert M. Sandler
          ------------------------------------------------------------------
          Herbert M. Sandler,
          Chairman of the Board and Chief Executive Officer




By:       /s/ Marion O. Sandler
          ------------------------------------------------------------------
          Marion O. Sandler,
          Chairman of the Board and Chief Executive Officer



By:       /s/ Russell W. Kettell
          ------------------------------------------------------------------
          Russell W. Kettell,
          President and Chief Financial Officer



By:       /s/ William C. Nunan
          ------------------------------------------------------------------
          William C. Nunan,
          Chief Accounting Officer

Dated:  March 26, 2003

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Maryellen Cattani Herringer  3/26/03    /s/ Bernard A. Osher        3/26/03
------------------------------- ---------   -------------------------- ---------
Maryellen Cattani Herringer                 Bernard A. Osher
Director                                    Director

/s/ Louis J. Galen               3/26/03    /s/ Kenneth T. Rosen        3/26/03
------------------------------- ---------   -------------------------- ---------
Louis J. Galen                              Kenneth T. Rosen
Director                                    Director

/s/ Antonia Hernandez            3/26/03    /s/ Herbert M. Sandler      3/26/03
------------------------------- ---------   -------------------------- ---------
Antonia Hernandez                           Herbert M. Sandler
Director                                    Director

/s/ Patricia A. King             3/26/03    /s/ Marion O. Sandler       3/26/03
------------------------------- ---------   -------------------------- ---------
Patricia A. King                            Marion O. Sandler
Director                                    Director

                                            /s/ Leslie Tang Schilling   3/26/03
                                            -------------------------- ---------
                                            Leslie Tang Schilling
                                            Director

                                  CERTIFICATION

I, Herbert M. Sandler, certify that:
1) I have reviewed this annual report on Form 10-K of Golden West Financial Corporation;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                       /s/ Herbert M. Sandler
---------------------------------------        ---------------------------------
Date                                           Herbert M. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Marion O. Sandler, certify that:
1) I have reviewed this annual report on Form 10-K of Golden West Financial Corporation;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                         /s/ Marion O. Sandler
---------------------------------------        ---------------------------------
Date                                           Marion O. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Russell W. Kettell, certify that:
1) I have reviewed this annual report on Form 10-K of Golden West Financial Corporation;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                         /s/ Russell W. Kettell
---------------------------------------    -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report.................................................F-1

Golden West Financial Corporation and Subsidiaries:
    Consolidated Statement of Financial Condition as of
     December 31, 2002, and 2001.............................................F-2
    Consolidated Statement of Net Earnings for the years
     ended December 31, 2002, 2001, and 2000 ................................F-3
    Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2002, 2001, and 2000...........................F-4
    Consolidated Statement of Cash Flows for the years
     ended December 31, 2002, 2001, and 2000............................F-5, F-6
    Notes to Consolidated Financial Statements...............................F-7


All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          Independent Auditors' Report



Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

           We have audited the accompanying consolidated statement of financial condition of Golden West Financial Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

           As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments, effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133.




Oakland, California
January 23, 2003

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 (Dollars in thousands except per share figures)


                                                       ASSETS

                                                                                                 December 31
                                                                                     -------------------------------------
                                                                                           2002                2001
                                                                                     -----------------    ----------------
Cash                                                                                      $   318,914          $   339,059
Securities available for sale at fair value
  (cost of $596,282 and $260,200) (Note B)                                                    922,177              622,670
Purchased mortgage-backed securities (MBS) available for sale at
  fair value (cost of $34,404 and $231,613) (Notes C and K)                                    34,543              233,403
Purchased mortgage-backed securities held to maturity at cost
  (fair value of $170,173 and $282,366) (Notes D, J and K)                                    161,846              275,150
Mortgage-backed securities with recourse held to maturity at cost
  (fair value of $6,007,230 and  $13,697,951) (Notes D, J and K)                            5,871,069           13,569,619
Loans receivable less allowance for loan losses of
  $281,097 and $261,013 (Notes E and J)                                                    58,268,899          41,065,375
Interest earned but uncollected (Note G)                                                      183,130             255,600
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value (Note J)                                            1,072,817           1,105,773
Foreclosed real estate                                                                         11,244              11,101
Premises and equipment, net (Note H)                                                          351,942             328,579
Other assets (Note F)                                                                       1,209,247             779,942
                                                                                     -----------------    ----------------
                                                                                          $68,405,828          $58,586,271
                                                                                     =================    ================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  December 31
                                                                                      -------------------------------------
                                                                                           2002                 2001
                                                                                      ----------------    -----------------
Deposits (Note I)                                                                         $41,038,797          $34,472,585
Advances from Federal Home Loan Banks (Note J)                                             18,635,099           18,037,509
Securities sold under agreements to repurchase (Note K)                                       522,299              223,523
Bank notes, due 2003, at 1.27% to 1.53%                                                     1,209,925                  -0-
Senior debt (Note L)                                                                          989,690              198,215
Subordinated notes (Note M)                                                                   199,867              599,511
Taxes on income (Note N)                                                                      489,252              457,964
Other liabilities                                                                             295,649              312,774
                                                                                      ----------------    -----------------
                                                                                           63,380,578           54,302,081

Stockholders' equity (Notes A, O and Q):
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 153,521,103 and 155,531,777 shares                                 15,352               15,553
  Additional paid-in capital                                                                  198,162              173,500
  Retained earnings                                                                         4,612,529            3,873,758
                                                                                      ----------------    -----------------
                                                                                            4,826,043            4,062,811
  Accumulated other comprehensive income from unrealized gains
     on securities, net of income tax of $126,827 and $142,881                                199,207              221,379
                                                                                      ----------------    -----------------
          Total Stockholders' Equity                                                        5,025,250            4,284,190
                                                                                      ----------------    -----------------
                                                                                          $68,405,828          $58,586,271
                                                                                      ================    =================

                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF NET EARNINGS
                 (Dollars in thousands except per share figures)

                                                                                                Year Ended December 31
                                                                                   -------------------------------------------------
                                                                                       2002              2001              2000
                                                                                  ---------------   ---------------   --------------
         Interest Income:
           Interest on loans                                                          $2,893,299        $2,740,101        $2,469,556
           Interest on mortgage-backed securities                                        490,523         1,276,648         1,072,559
           Interest and dividends on investments                                         113,212           192,863           254,425
                                                                                  ---------------   ---------------   --------------
                                                                                       3,497,034         4,209,612         3,796,540
         Interest Expense:
           Interest on deposits (Note I)                                               1,079,937         1,522,328         1,494,447
           Interest on advances                                                          379,613           879,842           960,824
           Interest on repurchase agreements                                               1,826            42,113            86,549
           Interest on other borrowings                                                  105,364           133,997           103,552
                                                                                  ---------------   ---------------   --------------
                                                                                       1,566,740         2,578,280         2,645,372
                                                                                  ---------------   ---------------   --------------
             Net Interest Income                                                       1,930,294         1,631,332         1,151,168
         Provision for loan losses                                                        21,170            22,265             9,195
                                                                                  ---------------   ---------------   --------------
             Net Interest Income after Provision for Loan Losses                       1,909,124         1,609,067         1,141,973

         Noninterest Income:
           Fees                                                                          139,416           150,675            78,016
           Gain on the sale of securities, MBS, and loans                                 45,143            42,513            10,515
           Change in fair value of derivatives                                             7,610            (9,738)              -0-
           Other                                                                          54,831            53,289            72,289
                                                                                  ---------------   ---------------   --------------
                                                                                         247,000           236,739           160,820
         Noninterest Expense:
           General and administrative:
             Personnel                                                                   355,543           298,435           243,787
             Occupancy                                                                    88,387            80,908            72,355
             Deposit insurance                                                             6,062             5,712             5,699
             Advertising                                                                  16,656            15,114             8,450
             Other                                                                       134,846           113,633            94,556
                                                                                  ---------------   ---------------   --------------
                                                                                         601,494           513,802           424,847

         Earnings before Taxes on Income and
           Cumulative Effect of Accounting Change                                      1,554,630         1,332,004           877,946
         Taxes on Income (Note N)                                                        596,351           513,181           332,155
                                                                                  ---------------   ---------------   --------------
         Earnings before Cumulative Effect of Accounting Change                          958,279           818,823           545,791
         Cumulative Effect of Accounting Change, Net of Tax (Note A)                         -0-            (6,018)              -0-
                                                                                  ---------------   ---------------   --------------
         Net Earnings                                                                 $  958,279        $  812,805        $  545,791
                                                                                  ===============   ===============   ==============

         Basic Earnings Per Share before
           Cumulative Effect of Accounting Change                                     $     6.20        $     5.18        $     3.44
         Cumulative Effect of Accounting Change, Net of Tax (Note A)                         .00              (.04)              .00
                                                                                  ---------------   ---------------   --------------
         Basic Earnings Per Share (Note P)                                            $     6.20        $     5.14        $     3.44
                                                                                  ===============   ===============   ==============

         Diluted Earnings Per Share before
           Cumulative Effect of Accounting Change                                     $     6.12        $     5.11        $     3.41
         Cumulative Effect of Accounting Change, Net of Tax (Note A)                         .00              (.04)              .00
                                                                                  ---------------   ---------------   --------------
         Diluted Earnings Per Share (Note P)                                          $     6.12        $     5.07        $     3.41
                                                                                  ===============   ===============   ==============


                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands except per share figures)


                                                                                  Accumulated
                                                       Additional                    Other            Total
                                             Common     Paid-in     Retained     Comprehensive    Stockholders'      Comprehensive
                                             Stock      Capital     Earnings         Income           Equity             Income
                                           ----------- ----------- ------------ ----------------- ---------------   ----------------
Balance at January 1, 2000                   $ 16,136   $ 135,555   $2,885,346       $   157,817     $ 3,194,854
  Net earnings                                    -0-         -0-      545,791               -0-         545,791         $  545,791
  Change in unrealized gains on
    securities available for sale                 -0-         -0-          -0-            74,849          74,849             74,849
  Reclassification adjustment for
    gains included in income                      -0-         -0-          -0-                (3)             (3)                (3)
                                                                                                                    ----------------
  Comprehensive income                                                                                                   $  620,637
                                                                                                                    ================
Common stock issued upon exercise
  of stock options, including tax
  benefits - 725,004 shares (Note Q)               72      15,903          -0-               -0-          15,975
Purchase and retirement of 3,673,300
  shares of Company stock (Note O)               (367)        -0-     (108,930)              -0-        (109,297)
Cash dividends on common stock
  ($.22 per share) (Note O)                       -0-         -0-      (34,882)              -0-         (34,882)
                                           ----------- ----------- ------------ ----------------- ---------------
Balance at December 31, 2000                   15,841     151,458    3,287,325           232,663       3,687,287
  Net earnings                                    -0-         -0-      812,805               -0-         812,805         $  812,805
  Change in unrealized gains on
    securities available for sale                 -0-         -0-          -0-           (11,246)        (11,246)           (11,246)
  Reclassification adjustment for
    gains included in income                      -0-         -0-          -0-               (38)            (38)               (38)
                                                                                                                    ----------------
  Comprehensive income                                                                                                   $  801,521
                                                                                                                    ================
Common stock issued upon exercise
  of stock options, including tax
  benefits - 797,090 shares (Note Q)               80      22,042          -0-               -0-          22,122
Purchase and retirement of 3,675,450
  shares of Company stock (Note O)               (368)        -0-     (185,276)              -0-        (185,644)
Cash dividends on common stock
  ($.26 per share) (Note O)                       -0-         -0-      (41,096)              -0-         (41,096)
                                           ----------- ----------- ------------ ----------------- ---------------
Balance at December 31, 2001                   15,553     173,500    3,873,758           221,379       4,284,190
  Net earnings                                    -0-         -0-      958,279               -0-         958,279         $  958,279
  Change in unrealized gains on
    securities available for sale                 -0-         -0-          -0-           (21,425)        (21,425)           (21,425)
  Reclassification adjustment for
    gains included in income                      -0-         -0-          -0-              (747)           (747)              (747)
                                                                                                                    ----------------
  Comprehensive income                                                                                                   $  936,107
                                                                                                                    ================
Common stock issued upon exercise
  of stock options, including tax
   benefits - 730,986 shares (Note Q)              73      24,662          -0-               -0-          24,735
Purchase and retirement of 2,741,660
  shares of Company stock (Note O)               (274)        -0-     (172,762)              -0-        (173,036)
Cash dividends on common stock
  ($.3025 per share) (Note O)                     -0-         -0-      (46,746)              -0-         (46,746)
                                           ----------- ----------- ------------ ----------------- ---------------
Balance at December 31, 2002                 $ 15,352   $ 198,162   $4,612,529       $   199,207     $ 5,025,250
                                           =========== =========== ============ ================= ===============


                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                                               Year Ended December 31
                                                                                ----------------------------------------------------
                                                                                     2002               2001                2000
                                                                                ---------------    ----------------    -------------
Cash Flows from Operating Activities:
  Net earnings                                                                     $   958,279          $  812,805      $   545,791
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                           21,170              22,265            9,195
    Amortization of net loan costs                                                      59,171              23,288            7,877
    Depreciation and amortization                                                       37,869              33,538           30,242
    Loans originated for sale                                                       (1,799,589)         (2,327,382)        (240,684)
    Sales of loans                                                                   2,429,131           2,919,066          349,809
    Decrease (increase) in interest earned but uncollected                              73,115              14,257          (93,118)
    Federal Home Loan Bank stock dividends                                             (51,462)            (55,301)         (58,333)
    (Increase) in other assets                                                        (431,046)           (193,224)        (155,637)
    Increase (decrease) in other liabilities                                           (17,125)            (31,806)         160,653
    Increase in taxes on income                                                         47,342              33,071          109,742
    Other, net                                                                          37,038              15,798          (16,268)
                                                                                ---------------    ----------------    -------------
      Net cash provided by operating activities                                      1,363,893           1,266,375          649,269

Cash Flows from Investing Activities:
  New loan activity:
    Real estate loans originated for portfolio                                     (24,883,301)        (18,435,855)     (19,542,003)
    Other, net                                                                        (826,124)           (428,778)        (277,188)
                                                                                ---------------    ----------------    -------------
                                                                                   (25,709,425)        (18,864,633)     (19,819,191)

  Real estate loan principal payments:
    Monthly payments                                                                 1,133,269             601,623          537,989
    Payoffs, net of foreclosures                                                    11,208,645           8,582,589        3,926,007
                                                                                ---------------    ----------------    -----------
                                                                                    12,341,914           9,184,212        4,463,996
  Purchases of mortgage-backed securities available for sale                               -0-            (199,314)          (4,356)
  Sales of mortgage-backed securities available for sale                               176,063               4,642              -0-
  Repayments of mortgage-backed securities                                           3,208,823           6,386,071        2,457,365
  Proceeds from sales of real estate                                                    49,433              35,166           43,537
  Decrease (increase) in securities available for sale                                (331,159)           (243,761)          52,521
  Decrease in other investments                                                            -0-             368,555           98,601
  Purchases of Federal Home Loan Bank stock                                                -0-             (88,030)        (512,979)
  Redemptions of Federal Home Loan Bank stock                                           83,773             111,807           36,688
  Additions to premises and equipment                                                  (62,804)            (54,884)         (62,344)
                                                                                ---------------    ----------------    -------------
    Net cash used in investing activities                                          (10,243,382)         (3,360,169)     (13,246,162)





                 See notes to consolidated financial statements.

                                                                                              Year Ended December 31
                                                                                ---------------------------------------------------
                                                                                     2002              2001              2000
                                                                                ---------------   ---------------   ---------------
Cash Flows from Financing Activities:
    Net increase in deposits                                                       $ 6,566,212       $ 4,424,666       $ 2,333,009
    Additions to Federal Home Loan Bank advances                                     6,063,051         2,945,500        13,664,250
    Repayments of Federal Home Loan Bank advances                                   (5,465,461)       (4,639,788)       (2,847,672)
    Proceeds from agreements to repurchase securities                                1,412,593         5,410,609         7,809,989
    Repayments of agreements to repurchase securities                               (1,113,817)       (6,044,360)       (7,997,891)
    Increase in bank notes                                                           1,209,925               -0-               -0-
    Proceeds from senior debt                                                          790,708           198,060               -0-
    Repayments of subordinated notes                                                  (400,000)              -0-          (215,000)
    Dividends on common stock                                                          (46,746)          (41,096)          (34,882)
    Exercise of stock options                                                           15,915            14,476            11,024
    Purchase and retirement of Company stock                                          (173,036)         (185,644)         (109,297)
                                                                                ---------------   ---------------   ---------------
      Net cash provided by financing activities                                      8,859,344         2,082,423        12,613,530
                                                                                ---------------   ---------------   ---------------
Net Increase (Decrease) in Cash                                                        (20,145)          (11,371)           16,637
Cash at beginning of period                                                            339,059           350,430           333,793
                                                                                ---------------   ---------------   ---------------
Cash at end of period                                                              $   318,914       $   339,059       $   350,430
                                                                                ===============   ===============   ===============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                                       $ 1,580,156       $ 2,671,740       $ 2,543,728
    Income taxes                                                                       544,598           469,970           218,385
  Cash received for interest and dividends                                           3,569,504         4,230,318         3,695,585
  Noncash investing activities:
    Loans receivable and loans underlying mortgage-backed
       securities converted from adjustable rate to fixed-rate                         596,213           794,308            28,930
    Loans transferred to foreclosed real estate                                         47,305            34,792            35,948
    Loans securitized into mortgage-backed securities with
       recourse held to maturity                                                           -0-         2,995,949         9,482,904
    Loans securitized into mortgage-backed securities with
       recourse recorded as loans receivable per SFAS 140                           18,892,282         6,011,873               -0-
    Mortgage-backed securities held to maturity desecuritized
       into adjustable rate loans and recorded as loans
       receivable                                                                    4,147,670               -0-               -0-







                 See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation

           The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). Intercompany accounts and transactions have been eliminated. World Savings Bank, FSB (WSB), is a federally chartered savings bank and the Company's principal operating subsidiary with $68.0 billion in assets at December 31, 2002. WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank regulated by the Office of Thrift Supervision (OTS). WTX had $7.9 billion of assets at December 31, 2002. Certain reclassifications have been made to prior year financial statements to conform to current presentation.

Nature of Operations

           Golden West Financial Corporation, through its financial institution subsidiaries, operates 268 savings branches in nine states and 311 loan offices in 38 states, of which 110 loan offices are located in savings branches. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

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

Securities Available for Sale

           The Company classifies its investment securities as available for sale. The Company has no trading securities. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount.

Mortgage-Backed Securities

           The Company has no mortgage-backed securities (MBS) classified as trading. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. Prior to April 1, 2001, the Company securitized certain loans from its held for investment loan portfolio into MBS with recourse and into Real Estate Mortgage Investment Conduits (REMICs) which are held to maturity and available to be used as collateral for borrowings. REMICs and loan securitizations are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests in REMICs. REMIC securities are recorded at cost and are evaluated with the other held-to-maturity MBS for impairment based upon the characteristics of the underlying loans.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                     (Dollars in thousands except per share)


Securitized Loans

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

           The adjustable rate mortgage (ARM) is the Company's primary real estate loan. The ARM carries an interest rate that may change as often as monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases or decreases. Negative amortization may occur during periods when payments are limited. A portion of the Company's ARMs is originated with a fixed-rate for an initial period, primarily one to 12 months.

           The Company originates certain loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or market.

           A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy is to measure impairment based on the fair value of the collateral. When the value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The valuation allowance and provision for loan losses are adjusted for changes in the fair value of the collateral. Impairment is measured on an individual loan basis for larger multi-family loans and on a group basis for smaller single-family one-to-four unit loans.

           Loan origination fees, net of certain direct loan origination costs, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the interest method. Loan origination fees, net of certain direct loan origination costs, on loans originated for sale are deferred until the loans are sold and recognized at the time of sale.

           "Fees," which include fees for prepayment of loans, income for servicing loans, late charges for delinquent payments, fees from deposit accounts, and miscellaneous fees, are recorded when collected.

           Nonperforming assets consist of loans 90 days or more delinquent, with balances not reduced for loan loss reserves, and foreclosed real estate. For loans past due 90 days or more, all interest earned but uncollected is fully reserved.

           Troubled debt restructured consists of loans that have been modified by the Company to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or the borrower's ability to make scheduled payments.

Foreclosed Real Estate

           Foreclosed real estate is comprised of improved property acquired through foreclosure. All foreclosed real estate is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business less estimated costs to repair, hold, and dispose of the property. Costs relating to holding property, net of rental and option income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized and expenses incurred in connection with the disposition of foreclosed real estate are charged to current earnings.

                      GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)


Allowance for Loan Losses

           The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the methodology and historical analyses are reviewed quarterly.

Mortgage Servicing Rights

           The balance of Capitalized Mortgage Servicing Rights (CMSRs) is included in "Other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fees" in the Consolidated Statement of Net Earnings.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2002, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           At December 31, 2002 and 2001, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                                                   December 31, 2002
                                -----------------------------------------------------------------------------------------
                                                                                                    WELL-CAPITALIZED
                                                                    MINIMUM CAPITAL                      CAPITAL
                                        ACTUAL                        REQUIREMENTS                    REQUIREMENTS
                                ------------------------         -----------------------         ------------------------
                                  Capital        Ratio             Capital       Ratio             Capital        Ratio
                                -------------    -------         ------------    -------         -------------   --------
WSB
Tangible                         $ 5,152,335       7.61%         $ 1,015,695       1.50%                  ---        ---
Tier 1 (core or leverage)          5,152,335       7.61            2,708,520       4.00           $ 3,385,650       5.00%
Tier 1 risk-based                  5,152,335      13.52                  ---        ---             2,286,060       6.00
Total risk-based                   5,431,860      14.26            3,048,080       8.00             3,810,101      10.00

WTX
Tangible                         $   413,885       5.23%         $   118,752       1.50%             ---           ---
Tier 1 (core or leverage)            413,885       5.23              316,673       4.00           $   395,841       5.00%
Tier 1 risk-based                    413,885      24.05                  ---        ---               103,277       6.00
Total risk-based                     414,277      24.07              137,702       8.00               172,128      10.00


                                                                   December 31, 2001
                                -----------------------------------------------------------------------------------------
                                                                                                    WELL-CAPITALIZED
                                                                    MINIMUM CAPITAL                      CAPITAL
                                        ACTUAL                        REQUIREMENTS                    REQUIREMENTS
                                ------------------------         -----------------------         ------------------------
                                  Capital        Ratio             Capital       Ratio             Capital        Ratio
                                -------------    -------         ------------    -------         -------------   --------
WSB
Tangible                         $ 4,480,834       7.71%         $   871,198       1.50%                  ---        ---
Tier 1 (core or leverage)          4,480,834       7.71            2,323,194       4.00           $ 2,903,992       5.00%
Tier 1 risk-based                  4,480,834      13.20                  ---        ---             2,037,158       6.00
Total risk-based                   4,836,208      14.24            2,716,210       8.00             3,395,263      10.00

WTX
Tangible                         $   401,886       5.23%         $   115,211       1.50%                  ---        ---
Tier 1 (core or leverage)            401,886       5.23              307,229       4.00           $   384,036       5.00%
Tier 1 risk-based                    401,886      25.04                  ---        ---                96,289       6.00
Total risk-based                     402,025      25.05              128,385       8.00               160,481      10.00

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)


Retained Earnings

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

           At December 31, 2002, $3.0 billion of WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WSB and WTX.

Stock

           The Company has a stock-based employee compensation plan, which is described more fully in Note Q. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                Year Ended December 31
                                                                   --------------------------------------------------
                                                                       2002              2001              2000
                                                                   --------------    --------------    --------------
          Net income, as reported                                      $ 958,279         $ 812,805         $ 545,791
          Deduct:  Total stock based employee
            compensation expense determined under
            fair value based method for all awards, net
            of related tax effects                                        (3,464)           (4,808)           (5,989)
                                                                   --------------    --------------    --------------
          Pro forma net income                                         $ 954,815         $ 807,997         $ 539,802
                                                                   ==============    ==============    ==============

          Diluted earning per share
            As reported                                                $    6.20         $    5.14         $    3.44
            Pro forma                                                       6.18              5.11              3.40
          Diluted earning per share
            As reported                                                $    6.12         $    5.07         $    3.41
            Pro forma                                                       6.09              5.04              3.37


New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on December 31, 2002 and 2001, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

           In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140 (SFAS 140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. From time to time, the Company securitizes loans from its portfolio into MBS, including MBS-REMICs. Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosure under SFAS 140. To date, the Company has not sold any interests requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable.

           In June 2001, the FASB issued Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements and results of operations.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. In addition, this statement resolves implementation issues of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 on January 1, 2002 had no impact on the Company's financial statements.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost should be recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement is effective for disposal activity initiated after December 31, 2002. The Company believes that SFAS 146 will not have a significant impact on its financial statements.

           In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147), which provides guidance on the accounting for the acquisition of a financial institution. This statement was effective on October 1, 2002. The adoption of SFAS 147 had no impact on the Company's financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

           In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim periods beginning after December 15, 2002. The Company is still considering the impact of the adoption of this statement.

NOTE  B - Securities Available for Sale

           The following is a summary of securities available for sale:

                                                                                        December 31, 2002
                                                                -------------------------------------------------------------------
                                                                  Amortized        Unrealized       Unrealized           Fair
                                                                    Cost             Gains            Losses            Value
                                                                --------------   ---------------   --------------   ---------------
Eurodollar time deposits                                            $ 225,000         $     -0-         $    -0-         $ 225,000
Commercial paper                                                      199,993               -0-                7           199,986
Federal funds                                                         153,838               -0-              -0-           153,838
Equity securities                                                       5,530           326,331              -0-           331,861
Other                                                                  11,921                 4              433            11,492
                                                                --------------   ---------------   --------------   ---------------
                                                                    $ 596,282         $ 326,335         $    440         $ 922,177
                                                                ==============   ===============   ==============   ===============


                                                                                        December 31, 2001
                                                                -------------------------------------------------------------------
                                                                  Amortized        Unrealized       Unrealized           Fair
                                                                    Cost             Gains            Losses            Value
                                                                --------------   ---------------   --------------   ---------------
Eurodollar time deposits                                            $ 200,000         $     -0-         $    -0-         $ 200,000
Federal funds                                                          49,397               -0-              -0-            49,397
Equity securities                                                       5,530           362,018              -0-           367,548
Other                                                                   5,273               481               29             5,725
                                                                --------------   ---------------   --------------   ---------------
                                                                    $ 260,200         $ 362,499         $     29         $ 622,670
                                                                ==============   ===============   ==============   ===============


           The weighted average portfolio yields on securities available for sale were 1.94% and 2.86% (based on cost) at December 31, 2002 and 2001, respectively. Principal proceeds from the sales of securities from the securities available for sale portfolio were $1,396 (2002), $-0- (2001), and $14
(2000) and resulted in realized gains of $32 (2002), $-0- (2001), and $4 (2000)
and no realized losses in 2002, 2001, or 2000.

           At December 31, 2002, the securities available for sale had maturities as follows:

                                                            Amortized              Fair
            Maturity                                          Cost                Value
            ------------------------------------------    --------------      ---------------
            No maturity                                       $  15,163            $ 341,086
            2003                                                580,591              580,585
            2004 through 2007                                       -0-                  -0-
            2008 through 2012                                       423                  406
            2013 and thereafter                                     105                  100
                                                          --------------      ---------------
                                                              $ 596,282            $ 922,177
                                                          ==============      ===============

                                      F-13

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  C - Purchased Mortgage-Backed Securities Available for Sale

           Purchased mortgage-backed securities available for sale are summarized as follows:

                                                                                December 31, 2002
                                                      -----------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized           Fair
                                                           Cost              Gains             Losses             Value
                                                      ---------------   ----------------   ---------------   ----------------
          FNMA                                             $  16,953          $     148          $      5          $  17,096
          FHLMC                                                8,955                -0-                 4              8,951
          GNMA                                                 8,496                -0-               -0-              8,496
                                                      ---------------   ----------------   ---------------   ----------------
                                                           $  34,404          $     148          $      9          $  34,543
                                                      ===============   ================   ===============   ================

                                                                                December 31, 2001
                                                      -----------------------------------------------------------------------
                                                        Amortized         Unrealized         Unrealized           Fair
                                                           Cost              Gains             Losses             Value
                                                      ---------------   ----------------   ---------------   ----------------
          FNMA                                             $  96,700          $     472          $    105          $  97,067
          FHLMC                                              123,362                927                18            124,271
          GNMA                                                11,551                517                 3             12,065
                                                      ---------------   ----------------   ---------------   ----------------
                                                           $ 231,613          $   1,916          $    126          $ 233,403
                                                      ===============   ================   ===============   ================

           The weighted average portfolio yields on mortgage-backed securities available for sale were 8.54% and 7.11% at December 31, 2002, and 2001, respectively. In 2002 and 2001, the Company sold $176 million and $4.6 million, respectively, of mortgage-backed securities available for sale and realized a gain of $3 million (2002) and $13 thousand (2001). There were no sales of securities from the mortgage-backed securities available for sale portfolio in 2000.

           At December 31, 2002, purchased mortgage-backed securities available for sale had contractual maturities as follows:

                                                            Amortized              Fair
           Maturity                                            Cost                Value
           ------------------------------------------    -----------------    ----------------
           2003 through 2007                                   $      392          $      394
           2008 through 2012                                        1,468               1,474
           2013 and thereafter                                     32,544              32,675
                                                         -----------------    ----------------
                                                               $   34,404          $   34,543
                                                         =================    ================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)


NOTE  D - Mortgage-Backed Securities Held to Maturity

           Mortgage-backed securities held to maturity are summarized as follows:

                                                                                    December 31, 2002
                                                          -----------------------------------------------------------------------
                                                            Amortized         Unrealized         Unrealized           Fair
                                                               Cost              Gains             Losses             Value
                                                          ---------------   ----------------   ---------------   ----------------
        Purchased MBS held to maturity
        -----------------------------------------------
        FNMA                                                 $   139,467         $    7,066         $     -0-        $   146,533
        FHLMC                                                     10,876                623               -0-             11,499
        GNMA                                                      11,503                638               -0-             12,141
                                                          ---------------   ----------------   ---------------   ----------------
          Subtotal                                               161,846              8,327               -0-            170,173

        MBS with recourse held to maturity
        -----------------------------------------------
        REMICs                                                 5,871,069            136,161               -0-          6,007,230
                                                          ---------------   ----------------   ---------------   ----------------
          Total                                              $ 6,032,915         $  144,488         $     -0-        $ 6,177,403
                                                          ===============   ================   ===============   ================

                                                                                    December 31, 2001
                                                          -----------------------------------------------------------------------
                                                            Amortized         Unrealized         Unrealized           Fair
                                                               Cost              Gains             Losses             Value
                                                          ---------------   ----------------   ---------------   ----------------
        Purchased MBS held to maturity
        -----------------------------------------------
        FNMA                                                 $   242,739         $    4,887         $     -0-        $   247,626
        FHLMC                                                     15,845              1,256               -0-             17,101
        GNMA                                                      16,566              1,073               -0-             17,639
                                                          ---------------   ----------------   ---------------   ----------------
          Subtotal                                               275,150              7,216               -0-            282,366

        MBS with recourse held to maturity
        -----------------------------------------------
        FNMA                                                   4,732,779             53,018            31,495          4,754,302
        REMICs                                                 8,836,840            106,809               -0-          8,943,649
                                                          ---------------   ----------------   ---------------   ----------------
          Subtotal                                            13,569,619            159,827            31,495         13,697,951
                                                          ---------------   ----------------   ---------------   ----------------
          Total                                              $13,844,769         $  167,043         $  31,495        $13,980,317
                                                          ===============   ================   ===============   ================

           The weighted average portfolio yields on mortgage-backed securities held to maturity were 5.62% and 6.34% at December 31, 2002 and 2001, respectively. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2002, 2001, or 2000.

           During the first half of 2002, the Company desecuritized $4.1 billion of FNMA MBS that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable.

           At December 31, 2002, mortgage-backed securities held to maturity had contractual maturities as follows:

                                                            Amortized              Fair
           Maturity                                            Cost                Value
           ------------------------------------------    -----------------    ----------------
           2003 through 2007                                  $         7         $         7
           2008 through 2012                                           94                  99
           2013 and thereafter                                  6,032,814           6,177,297
                                                         -----------------    ----------------
                                                              $ 6,032,915         $ 6,177,403
                                                         =================    ================

                                      F-15

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  E - Loans Receivable

                                                                                     December 31
                                                                          ----------------------------------
                                                                               2002               2001
                                                                          ----------------   ---------------
          Loans collateralized by:
            One- to four-family dwelling units                                $54,934,357      $38,326,759
            Over four-family dwelling units                                     3,257,389        2,766,888
            Commercial property                                                    20,465           29,117
            Land                                                                      114              199
                                                                          ----------------   ---------------
                                                                               58,212,325       41,122,963
          Loans on savings accounts                                                13,240           16,672
                                                                          ----------------   ---------------
                                                                               58,225,565       41,139,635

          Net deferred costs                                                      331,985          193,924
          Allowance for loan losses                                              (281,097)        (261,013)
          Undisbursed loan funds                                                   (7,554)          (7,171)
                                                                          ----------------   ---------------
                                                                              $58,268,899      $41,065,375
                                                                          ================   ===============

           As of December 31, 2002 and 2001, the Company had $1.2 billion and $670 million, respectively, of second mortgages outstanding.

           At December 31, 2002 and 2001, the Company had $381 million and $429 million, respectively, in loans held for sale, all of which were carried at the lower of cost or market. At December 31, 2002, the Company had $19.1 billion of loans that were securitized after March 31, 2001 that are securities classified as loans receivable in accordance with SFAS 140. The outstanding balances of securitizations created prior to March 31, 2001 are included in MBS.

           A summary of the changes in the allowance for loan losses is as follows:

                                                                                            Year Ended December 31
                                                                              ----------------------------------------------------
                                                                                    2002              2001             2000
                                                                               ---------------   ---------------   --------------
          Balance at January 1                                                      $ 261,013         $ 236,708        $ 232,134
          Provision for loan losses charged to expense                                 21,170            22,265            9,195
          Loans charged off                                                            (1,943)           (2,425)            (623)
          Recoveries                                                                      857               351              472
          Net transfer of allowance (to) from recourse liability                          -0-             4,114           (4,470)
                                                                               ---------------   ---------------   --------------
          Balance at December 31                                                    $ 281,097         $ 261,013        $ 236,708
                                                                               ===============   ===============   ==============

           The following is a summary of impaired loans:

                                                                                           December 31
                                                                                ----------------------------------
                                                                                     2002               2001
                                                                                 --------------    ---------------
          Nonperforming loans                                                        $ 413,123          $ 382,510
          Troubled debt restructured                                                       233              1,505
          Other impaired loans                                                           3,889             11,225
                                                                                 --------------    ---------------
                                                                                     $ 417,245          $ 395,240
                                                                                 ==============    ===============

           The portion of the allowance for loan losses that was specifically provided for impaired loans was $1,572 and $2,712 at December 31, 2002 and 2001, respectively. The average recorded investment in total impaired loans was $407,621 and $322,844 during 2002 and 2001, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2002, 2001, and 2000 on the total of impaired loans at each yearend was $14,874 (2002), $17,056 (2001), and $11,187 (2000).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  F - Loan Servicing

           In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2002 and 2001, the outstanding balance of loans sold with servicing retained by the Company was $5,408,494 and $4,832,884, respectively. Included in those amounts were $2,897,859 and $2,797,634 at December 31, 2002 and 2001 of loans sold with recourse.

           Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following is a summary of CMSRs:

                                                              Year Ended December 31
                                                         --------------------------------
                                                             2002              2001
                                                         -------------     -------------
          Balance at January 1                               $ 56,056          $ 28,355
          New CMSRs from loan sales                            34,044            41,587
          Amortization of CMSRs                               (20,652)          (13,886)
                                                         -------------     -------------
          Balance at December 31                             $ 69,448          $ 56,056
                                                         =============     =============

           CMSRs are reviewed at least quarterly for impairment based on fair value. Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the value that the CMSR could be sold for in the open market as of the valuation date. The Company's model estimates a fair value based on a variety of factors including documented observable data such as cost of servicing, loan prepayment rates, and market discount rates. Currently, all of the loans associated with the Company's CMSRs portfolio are single-family, fixed-rate loans. For the purposes of the fair value calculation, the loans are divided by year of origination and weighted average interest rate. The other key assumptions used in calculating the fair value of CMSRs at December 31, 2002 were a weighted average repayment rate of 24.4%, a discount rate of 10%, and the market rate of the annual cost of servicing of 7.7 basis points. The estimated fair value of CMSRs as of December 31, 2002 and 2001 was $73,082 and $69,520, respectively. At December 31, 2002 and 2001, there was no impairment.

           The estimated amortization of the December 31, 2002 balance of CMSRs for the five years ending 2007 is $29.4 million (2003), $19.0 million (2004), $12.1 million (2005), $6.9 million (2006), and $2.0 million (2007). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

NOTE  G - Interest Earned But Uncollected

                                                                                                 December 31
                                                                                      ----------------------------------
                                                                                           2002                2001
                                                                                       -------------       -------------
          Loans receivable                                                                $ 150,766            $154,209
          Mortgage-backed securities                                                         21,685              91,228
          Interest rate swaps                                                                 2,252               2,377
          Other                                                                               8,427               7,786
                                                                                       -------------       -------------
                                                                                          $ 183,130            $255,600
                                                                                       =============       =============

NOTE  H - Premises and Equipment

                                                                                                 December 31
                                                                                       ---------------------------------
                                                                                           2002                2001
                                                                                       -------------       -------------
          Land                                                                            $  81,592            $ 79,660
          Building and leasehold improvements                                               256,019             241,522
          Furniture, fixtures, and equipment                                                278,973             242,024
                                                                                       -------------       -------------
                                                                                            616,584             563,206
          Accumulated depreciation and amortization                                         264,642             234,627
                                                                                       -------------       -------------
                                                                                          $ 351,942            $328,579
                                                                                       =============       =============

           Depreciation and amortization, computed by the straight-line method for financial statement purposes, are provided over the useful lives of the various classes of premises and equipment.

           The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2002, and which expire between 2003 and 2064, amounted to approximately $181,314. The approximate minimum payments during the five years ending 2007 are $25,382 (2003), $22,860 (2004), $20,430
(2005), $17,640 (2006), $14,444 (2007) and $80,558 thereafter. Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $28,480 (2002), $26,381 (2001), and $24,016 (2000).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)
NOTE  I - Deposits

                                                                                        December 31
                                                              -----------------------------------------------------------------
                                                                           2002                              2001
                                                              -------------------------------   -------------------------------
                                                                 Rate*           Amount            Rate*            Amount
                                                               ----------    ----------------    ----------     ---------------
          Deposits by rate:
            Interest-bearing checking accounts                      1.23%        $   165,320          1.33%        $   155,799
            Interest-bearing checking accounts swept
               into money market deposit accounts                   1.79           4,407,650          2.06           4,613,087
            Passbook accounts                                       0.75             456,158          0.87             459,953
            Money market deposit accounts                           2.50          22,060,104          2.82           8,569,759
            Term certificate accounts with original
              maturities of:
              4 weeks to 1 year                                     1.86           4,714,712          3.37          10,852,181
              1 to 2 years                                          2.52           4,197,261          4.39           6,415,700
              2 to 3 years                                          3.82           1,857,234          5.11           1,619,868
              3 to 4 years                                          4.48           1,286,011          5.23             737,981
              4 years and over                                      5.07           1,794,051          5.59             799,025
            Retail jumbo CDs                                        3.85             100,173          4.47             249,088
            All other                                               4.88                 123          6.94                 144
                                                                             ----------------                   ---------------
                                                                                 $41,038,797                       $34,472,585
                                                                             ================                   ===============

           * Weighted average interest rate including the impact of interest rate swaps.

                                                                                        December 31
                                                              -----------------------------------------------------------------
                                                                           2002                              2001
                                                               ------------------------------    ------------------------------
                                                                 Rate*           Amount            Rate*            Amount
                                                               ----------    ----------------    ----------     ---------------
          Deposits by remaining maturity at yearend:
              No contractual maturity                               2.34%       $ 27,089,232          2.49%       $ 13,798,598
              Maturity within one year                              2.51          10,082,783          3.87          17,893,723
              After one but within two years                        3.51           1,495,316          4.47           1,759,044
              After two but within three years                      4.62             992,351          4.62             475,167
              After three but within four years                     4.75             255,646          6.58             282,114
              After four but within five years                      4.72           1,111,603          4.81             245,504
              Over five years                                       4.69              11,866          5.69              18,435
                                                                             ----------------                   ---------------
                                                                                $ 41,038,797                      $ 34,472,585
                                                                             ================                   ===============

           * Weighted average interest rate including the impact of interest rate swaps.

           At December 31, the weighted average cost of deposits was 2.56%
(2002) and 3.39% (2001).

           Interest expense on deposits is summarized as follows:

                                                                                 Year Ended December 31
                                                                   ---------------------------------------------------
                                                                       2002              2001               2000
                                                                   --------------    --------------    ---------------
          Interest-bearing checking accounts                         $     2,233       $     3,132        $     2,946
          Interest-bearing checking accounts swept
               into money market deposit accounts                         84,750           111,748            109,492
          Passbook accounts                                                3,855             5,917              8,837
          Money market deposit accounts                                  413,076           187,867            201,265
          Term certificate accounts                                      576,023         1,213,664          1,171,907
                                                                   --------------    --------------    ---------------
                                                                     $ 1,079,937       $ 1,522,328        $ 1,494,447
                                                                   ==============    ==============    ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)


NOTE  J - Advances from Federal Home Loan Banks

           Advances are borrowings secured by pledges of certain loans, MBS and capital stock of the Federal Home Loan Banks with a total book value of $23,892,141.

           The Company's advances have maturities and interest rates as follows:

                                  December 31, 2002
           -----------------------------------------------------------------

                                                              Stated
           Maturity                          Amount            Rate
                                         ----------------   ------------
           2003                              $ 6,839,285           1.55%
           2004                                3,446,622           1.61
           2005                                6,114,557           1.64
           2006                                1,935,539           1.69
           2007                                   31,875           6.23
           2008 and thereafter                   267,221           6.26
                                         ----------------
                                            $ 18,635,099
                                         ================

                                  December 31, 2001
           -----------------------------------------------------------------

                                                              Stated
           Maturity                          Amount            Rate
                                         ----------------   ------------
           2002                              $ 5,461,178           2.16%
           2003                                6,829,909           2.69
           2004                                1,038,304           2.29
           2005                                2,532,043           2.98
           2006                                1,928,818           2.21
           2007 and thereafter                   247,257           6.45
                                         ----------------
                                            $ 18,037,509
                                         ================

           Financial data pertaining to advances from FHLBs were as follows:

                                                                           Year Ended December 31
                                                                   -----------------------------------
                                                                        2002               2001
                                                                   ---------------    ----------------
          Weighted average interest rate, end of year                        1.68%               2.55%
          Weighted average interest rate during the year                     2.06%               4.70%
          Average balance of FHLB advances                            $18,468,723         $18,738,987
          Maximum outstanding at any monthend                          19,169,627          19,633,825

           Of the advances outstanding at December 31, 2002, $18.1 billion were tied to a LIBOR index and were scheduled to reprice within 90 days. At December 31, 2002, the Company had $1.0 billion of commitments outstanding to borrow advances from the FHLB of Dallas and these advances will be indexed to three-month LIBOR.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)


NOTE  K - Securities Sold Under Agreements to Repurchase

           Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a book value of $527,318 and $224,546 at December 31, 2002 and 2001, respectively.

                                December 31, 2002
           ------------------------------------------------------------

                                                          Stated
           Maturity                        Amount          Rate
           -------------------------    -------------    ----------
           2003                             $522,299          1.31%
                                        =============

                                December 31, 2001
           ------------------------------------------------------------

                                                          Stated
           Maturity                        Amount          Rate
           -------------------------    -------------    ----------
           2002                             $223,523          1.96%
                                        =============

           At the end of 2002 and 2001, all of the agreements to repurchase with brokers/dealers were to reacquire the same securities.

NOTE  L - Senior Debt

                                                                                  December 31
                                                                         ------------------------------
                                                                             2002             2001
                                                                         -------------    -------------
              Golden West Financial Corporation senior debt, unsecured,
              due from 2006 to 2012, at coupon rates of 4.125% to 5.50%, net of unamortized discount of $10,310 (2002) and $1,785
              (2001)                                                       $ 989,690           $198,215
                                                                         =============    =============

           At December 31, the senior debt had a weighted average interest rate of 4.92% (2002) and 5.75% (2001). At December 31, 2002, senior debt had maturities and interest rates as follows:

                                              Stated
            Maturity                           Rate              Amount
            ---------------------------    --------------    ---------------
            2006                                    5.73%         $ 198,603
            2007                                    4.33            297,663
            2012                                    4.95            493,424
                                                             ---------------
                                                                  $ 989,690
                                                             ===============

NOTE  M - Subordinated Notes

                                                                                  December 31
                                                                         ------------------------------
                                                                            2002              2001
                                                                         ------------     -------------
              Golden West Financial Corporation subordinated notes,
              unsecured, due 2003, at a coupon rate of 6.00%, net of
              unamortized discount of $133 (2002) and $489 (2001)          $ 199,867         $ 599,511
                                                                         ============     =============

           At December 31, subordinated notes had a weighted average interest rate of 6.09% (2002) and 7.16% (2001).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  N - Taxes on Income

           The following is a comparative analysis of the provision for federal and state taxes on income.

                                                                                Year Ended December 31
                                                                  ----------------------------------------------------
                                                                      2002                2001              2000
                                                                  --------------      -------------     --------------
          Federal income tax:
            Current                                                   $ 479,732          $ 454,381          $ 218,874
            Deferred                                                     43,611            (21,791)            65,261
          State tax:
            Current                                                      69,933             81,235             34,449
            Deferred                                                      3,075               (644)            13,571
                                                                  --------------      -------------     --------------
                                                                      $ 596,351          $ 513,181          $ 332,155
                                                                  ==============      =============     ==============

           The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are as follows:

                                                                                 December 31
                                                                       ---------------------------------
                                                                           2002               2001
                                                                       --------------     --------------
          Federal income tax                                               $ 318,328          $ 267,099
          State tax                                                           63,214             70,490


           The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                                 December 31
                                                                      ----------------------------------
                                                                           2002               2001
                                                                       --------------     --------------
           Deferred tax liabilities:
             Loan fees and interest income                                 $ 255,563          $ 208,559
             FHLB stock dividends                                            158,162            142,255
             Unrealized gains on debt and equity securities                  126,827            142,881
             Depreciation                                                     22,302             17,402
             Bad debt reserve                                                  3,161             14,039
             Other deferred tax liabilities                                       26                 41
                                                                       --------------     --------------

           Gross deferred tax liabilities                                    566,041            525,177

           Deferred tax assets:
             Provision for losses on loans                                   113,712            106,413
             State taxes                                                      31,590             30,333
             Other deferred tax assets                                        39,197             50,842
                                                                       --------------     --------------

           Gross deferred tax assets                                         184,499            187,588
                                                                       --------------     --------------

           Net deferred tax liability                                      $ 381,542          $ 337,589
                                                                       ==============     ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

           A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate is as follows:

                                                                         Year Ended December 31
                                     -----------------------------------------------------------------------------------------------
                                                 2002                            2001                              2000
                                     -----------------------------   ------------------------------   ------------------------------
                                                        Percent                          Percent                          Percent
                                                          of                               of                                of
                                                        Pretax                           Pretax                            Pretax
                                        Amount          Income          Amount           Income          Amount           Income
                                      -------------   ------------    -------------    ------------    -------------    ------------
    Computed standard
      corporate tax expense               $544,120           35.0%        $466,201            35.0%        $307,281            35.0%
    Increases (reductions) in
      taxes resulting from:
      State tax, net of federal
        income tax benefit                  60,666            3.9           55,915             4.2           36,579             4.2
      Net financial income, not
        subject to income tax,
        primarily related to
        acquisitions                        (4,830)           (.3)          (8,105)            (.6)          (9,309)           (1.1)
      Other                                 (3,605)           (.2)            (830)            (.1)          (2,396)            (.3)
                                      -------------   ------------    -------------    ------------    -------------    ------------
                                          $596,351           38.4%        $513,181            38.5%        $332,155            37.8%
                                      =============   ============    =============    ============    =============    ============

           In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2002 and 2001, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2002 and 2001, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

NOTE  O - Stockholders' Equity

           Changes in common stock issued and outstanding were as follows:

                                                                        -----------------------------------------------------
                                                                                       Year Ended December 31
                                                                        -----------------------------------------------------
                                                                            2002                2001               2000
                                                                        --------------     ---------------    ---------------
           Shares issued and outstanding, beginning of year               155,531,777         158,410,137        161,358,433
             Common stock issued through options exercised                    730,986             797,090            725,004
             Common stock repurchased and retired                          (2,741,660)         (3,675,450)        (3,673,300)
                                                                        --------------     ---------------    ---------------
           Shares issued and outstanding, end of year                     153,521,103         155,531,777        158,410,137
                                                                        ==============     ===============    ===============

           The quarterly cash dividends paid on the Company's common stock were as follows:

                                      --------------------------------------------
                                                Year Ended December 31
                                      --------------------------------------------
                                         2002             2001            2000
                                      ------------     -----------     -----------
           First Quarter                  $ .0725         $ .0625        $  .0525
           Second Quarter                   .0725           .0625           .0525
           Third Quarter                    .0725           .0625           .0525
           Fourth Quarter                   .0850           .0725           .0625

           The Company's Board of Directors, through five separate actions beginning in 1993, authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2002, 49,314,258 of such shares had been repurchased and retired at a cost of $1.3 billion since October 28, 1993. During 2002, 2,741,660 of the shares were purchased and retired at a cost of $173 million.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

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

           The following is a summary of the calculation of basic and diluted EPS:

                                                                                     Year Ended December 31
                                                                      ------------------------------------------------------
                                                                           2002                2001               2000
                                                                     -----------------    ---------------    ---------------

 Earnings before cumulative effect of accounting change                  $    958,279       $    818,823       $   545,791
 Cumulative effect of accounting change, net of tax                               -0-             (6,018)               -0-
                                                                     -----------------    ---------------    ---------------
 Net earnings                                                            $    958,279       $    812,805       $    545,791
                                                                     =================    ===============    ===============

 Weighted average shares                                                  154,561,240        158,262,474        158,559,273
 Dilutive effect of outstanding common stock equivalents                    2,120,940          2,096,011          1,718,724
                                                                     -----------------    ---------------    ---------------
 Diluted average shares outstanding                                       156,682,180        160,358,485        160,277,997
                                                                     =================    ===============    ===============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before
   cumulative effect of accounting change                                $       6.20       $       5.18       $       3.44
 Cumulative effect of accounting change, net of tax                               .00               (.04)               .00
                                                                     -----------------    ---------------    ---------------
 Basic earnings per share                                                $       6.20       $       5.14       $       3.44
                                                                     =================    ===============    ===============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before
   cumulative effect of accounting change                                $       6.12       $       5.11       $       3.41
 Cumulative effect of accounting change, net of tax                               .00               (.04)               .00
                                                                     -----------------    ---------------    ---------------
 Diluted earnings per share                                              $       6.12       $       5.07       $       3.41
                                                                     =================    ===============    ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  Q - Stock Options

           The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 21 million shares of the Company's common stock.

           The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available to be granted under options amounted to 3,147,200 (2002), 3,088,500 (2001), and 4,002,650 (2000). Outstanding options at December 31, 2002, were held by 533 employees and had expiration dates ranging from April 29, 2003, to November 19, 2012.

           The following table sets forth the range of exercise prices on outstanding options at December 31, 2002:

                                                    Weighted                 Weighted
                                                     Average                  Average
      Range of               Number of              Exercise                Remaining
   Exercise Price             Options                 Price              Contractual Life
----------------------    -----------------    --------------------    ---------------------
   $11.50 - $17.83               1,270,900           $ 14.80                 2.2 years
   $27.60 - $38.75               3,386,499             30.51                 6.6 years
   $46.68 - $68.65                 941,400             47.74                 8.8 years
                          -----------------
                                 5,598,799
                          =================

           All of the options in the range from $11.50 to $17.83 are exercisable. Of the options in the range from $27.60 to $38.75, 1,412,275 are exercisable. Of the options in the range from $46.68 to $68.65, 5,000 are exercisable.

A summary of the transactions of the stock option plan follows:

                                                                                                   Average
                                                                                                  Exercise
                                                                                                  Price per
                                                                               Shares               Share
                                                                           ---------------      --------------
          Outstanding, January 1, 2000                                          5,650,829            $  22.17
            Granted                                                             1,375,150               30.59
            Exercised                                                            (725,004)              15.21
            Canceled                                                              (29,550)              30.25
                                                                           ---------------      --------------
          Outstanding, December 31, 2000                                        6,271,425            $  24.78
            Granted                                                               931,650               47.52
            Exercised                                                            (797,090)              18.16
            Canceled                                                              (17,500)              37.94
                                                                           ---------------      --------------
          Outstanding, December 31, 2001                                        6,388,485            $  28.89
            Granted                                                                13,250               63.65
            Exercised                                                            (730,986)              21.77
            Canceled                                                              (71,950)              33.33
                                                                           ---------------      --------------
          Outstanding, December 31, 2002                                        5,598,799            $  29.84
                                                                           ===============      ==============

           At December 31, options exercisable amounted to 2,688,175 (2002), 2,913,435 (2001), and 2,818,325 (2000).

           The weighted average fair value per share of options granted during 2002 was $17.27 per share, $14.14 per share for those granted during 2001, and $8.88 per share for those granted during 2000. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0.5% (2002), 0.8% (2001) and 1.1% (2000); expected volatility of 26% (2002),
26% (2001) and 25% (2000); expected lives of 5.3 years for all years; and risk-free interest rates of 2.73% (2002), 4.30% (2001) and 4.97% (2000).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

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

                                                   Year Ended December 31
                                       ------------------------------------------------
                                           2002             2001             2000
                                       -------------    -------------    --------------
Net income
  As reported                             $ 958,279        $ 812,805         $ 545,791
  Pro forma                                 954,815          807,997           539,802
Basic earnings per share
  As reported                             $    6.20        $    5.14         $    3.44
  Pro forma                                    6.18             5.11              3.40
Diluted earning per share
  As reported                             $    6.12        $    5.07         $    3.41
  Pro forma                                    6.09             5.04              3.37

NOTE  R - Concentrations of Credit Risk and Derivatives

           As of December 31, 2002, the balance of the Company's loans receivable and MBS with recourse held to maturity was $64 billion. Of that $64 billion balance, 35% were Northern California loans, 29% were Southern California loans, 5% were Florida loans, 4% were Texas loans, 4% were New Jersey loans, 3% were Washington loans, 3% were Illinois loans, and 2% were Colorado loans. No other single state made up more than 2% of the total loan portfolio. The vast majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

           In order to further reduce its exposure to fluctuations in interest rates, the Company is a party to certain derivative instruments entered into in the normal course of business, specifically interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. To limit credit exposure, among other things, the Company enters into financial instrument contracts only with the Federal Home Loan Bank and with major banks and securities dealers selected by the Company upon the basis of their creditworthiness and other matters. The Company uses strong counterparties and, if needed, obtains collateral or other security to support these financial instruments. The Company does not anticipate nonperformance by any current counterparties.

           Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 2002 and 2001 was $1.4 billion and $984 million, respectively. The vast majority of these commitments were for adjustable rate mortgages.

           From time to time, the Company enters into commitments to purchase or sell mortgage-backed securities. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2002 or 2001.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

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

           The information presented below is based on interest rates at December 31, 2002. To the extent that rates change, variable interest rate information will change.

           The following table illustrates the maturities and weighted average rates as of December 31, 2002 for interest rate swaps held by the Company by product type.

                                  Maturities of Interest Rate Swaps at December 31, 2002
            ----------------------------------------------------------------------------------------------------
                                                          Maturity                    Balance at
                                               -----------------------------      December 31, 2002
                                                   2003            2004
                                               -------------   -------------
Receive fixed generic swaps:
  Notional amount                                 $  91,300       $     -0-          $  91,300
  Weighted average receive rate                        6.39%           0.00%              6.39%
  Weighted average pay rate                            1.86%           0.00%              1.86%
Pay fixed generic swaps:
  Notional amount                                 $ 487,000       $ 103,600          $ 590,600
  Weighted average receive rate                        1.63%           1.55%              1.61%
  Weighted average pay rate                            4.02%           6.65%              4.48%

                                               -------------   -------------     --------------
          Total notional value                    $ 578,300       $ 103,600          $ 681,900
                                               =============   =============     ==============

            Total weighted average rate on swaps:
            Receive rate                               2.38%           1.55%              2.25%
                                               =============   =============     ==============
            Pay rate                                   3.68%           6.65%              4.13%
                                               =============   =============     ==============

           During 2002, the range of floating interest rates received on swap contracts was 1.40% to 3.67% and the range of floating interest rates paid on swap contracts was 1.78% to 2.00%. The range of fixed interest rates received on swap contracts was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.16% to 8.15%.

           Activity in interest rate swaps is summarized as follows:

                           Interest Rate Swap Activity
             For the years ended December 31, 2002, 2001, and 2000
                         (Notional amounts in millions)

                                                Receive            Pay
                                                 Fixed            Fixed
                                                 Swaps            Swaps
                                               ----------       ----------
     Balance, January 1, 2000                     $  263            $ 727
       Maturities                                    (46)             (10)
                                               ----------       ----------
     Balance, December 31, 2000                      217              717
       Maturities                                   (114)             (96)
                                               ----------       ----------
     Balance, December 31, 2001                      103              621
       Additions                                     -0-              275
       Maturities                                    (12)            (305)
                                               ----------       ----------
     Balance, December 31, 2002                   $   91            $ 591
                                               ==========       ==========

           Interest rate swap payment activity decreased net interest income by $19 million, $13 million, and $4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                    Years ended December 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

           The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $8 million, or $.03 after tax per diluted share for the year ended December 31, 2002 and pre-tax expense of $10 million, or $.04 after tax per diluted share for the year ended December 31, 2001. This additional income and expense occurred because the fair value of Golden West's swaps changed in 2002 and 2001 as a result of interest rate movements and the maturities of interest rate swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income on the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives." The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at December 31, 2002.

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

           The values presented are based upon information as of December 31, 2002 and 2001, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

           For mortgage servicing rights, the fair value is estimated using a discounted cash flow analysis based on the Company's estimated annual cost of servicing, prepayment rates, and discount rates.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

           The table below discloses the carrying value and the fair value of Golden West's financial instruments as of December 31.

                                                                                      December 31
                                                        ------------------------------------------------------------------------
                                                                      2002                                  2001
                                                        ----------------------------------    ----------------------------------
                                                          Carrying           Estimated          Carrying           Estimated
                                                           Amount            Fair Value          Amount           Fair Value
                                                        --------------     ---------------    --------------    ----------------
Financial Assets:
  Cash                                                    $   318,914         $   318,914       $   339,059         $   339,059
  Securities available for sale                               922,177             922,177           622,670             622,670
  Mortgage-backed securities available for sale                34,543              34,543           233,403             233,403
  Mortgage-backed securities held to maturity               6,032,915           6,177,403        13,844,769          13,980,317
  Loans receivable                                         58,268,899          58,359,527        41,065,375          41,136,294
  Interest earned but uncollected                             183,130             183,130           255,600             255,600
  Investment in capital stock of Federal Home
    Loan Banks                                              1,072,817           1,072,817         1,105,773           1,105,773
  Capitalized mortgage servicing rights                        69,448              73,082            56,056              69,520

Financial Liabilities:
  Deposits                                                 41,038,797          41,273,390        34,472,585          34,642,385
  Advances from Federal Home Loan Banks                    18,635,099          18,686,486        18,037,509          18,067,815
  Securities sold under agreements to
    repurchase                                                522,299             522,307           223,523             223,562
  Bank notes                                                1,209,925           1,210,189               -0-                 -0-
  Senior debt                                                 989,690           1,027,655           198,215             200,662
  Subordinated notes                                          199,867             206,258           599,511             614,909
  Interest rate swaps                                          12,031              12,031            19,641              19,641

Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                                                                            December 31
                                  ------------------------------------------------------------------------------------------------
                                                       2002                                              2001
                                  -----------------------------------------------    ---------------------------------------------
                                                                       Net                                              Net
                                   Unrealized      Unrealized       Unrealized       Unrealized      Unrealized      Unrealized
                                     Gains           Losses            Gain             Gains          Losses           Gain
                                  -------------   -------------   ---------------    ------------   -------------  ---------------
Loan commitments for
  investment portfolio                $ 19,967         $   -0-         $  19,967          $9,394     $   -0-       $ 9,394
                                  =============   =============   ===============    ============   =============  ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  U - Parent Company Financial Information

Statement of Net Earnings

                                                                                 Year Ended December 31
                                                                   ----------------------------------------------------
                                                                        2002              2001               2000
                                                                   ---------------    --------------    ---------------
           Revenues:
             Investment income                                          $   7,766         $  20,106          $  31,306
             Insurance commissions                                          2,354             1,600              1,389
                                                                   ---------------    --------------    ---------------
                                                                           10,120            21,706             32,695
           Expenses:
             Interest                                                      45,859            47,445             54,119
             General and administrative                                     5,053             4,235              4,617
                                                                   ---------------    --------------    ---------------
                                                                           50,912            51,680             58,736
                                                                   ---------------    --------------    ---------------
           Loss before earnings of subsidiaries
             and income tax credit                                        (40,792)          (29,974)           (26,041)

           Income tax credit                                               15,793            11,693             10,140

           Earnings of subsidiaries                                       983,278           831,086            561,692
                                                                   ---------------    --------------    ---------------

                Net Earnings                                            $ 958,279         $ 812,805          $ 545,791
                                                                   ===============    ==============    ===============

Statement of Financial Condition

                                                             Assets
                                                                                         December 31
                                                                             -------------------------------------
                                                                                   2002                2001
                                                                             -----------------    ----------------
            Cash                                                                  $     1,481          $   10,924
            Securities available for sale                                             429,066             203,177
            Overnight note receivable from subsidiary                                 399,369              50,161
            Other investments with subsidiary                                             103                 100
            Subordinated note receivable from subsidiary                                  -0-             100,000
            Investment in subsidiaries                                              5,373,706           4,712,241
            Other assets                                                               30,346              24,966
                                                                             -----------------    -----------------
                                                                                  $ 6,234,071          $ 5,101,569
                                                                             =================    =================

                                               Liabilities and Stockholders' Equity

            Senior debt                                                           $   989,690          $   198,215
            Subordinated notes, net                                                   199,867              599,511
            Other liabilities                                                          19,264               19,653
            Stockholders' equity                                                    5,025,250            4,284,190
                                                                              ----------------    -----------------
                                                                                  $ 6,234,071          $ 5,101,569
                                                                              ================    =================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  U - Parent Company Financial Information (Continued)

Statement of Cash Flows

                                                                                              Year Ended December 31
                                                                                 -------------------------------------------------
                                                                                     2002              2001             2000
                                                                                 --------------   ---------------   --------------
           Cash flows from operating activities:
             Net earnings                                                            $ 958,279         $ 812,805        $ 545,791
             Adjustments to reconcile net earnings to net cash
             used in operating activities:
               Earnings of subsidiaries                                               (983,278)         (831,086)        (561,692)
               Amortization of discount on senior debt and
                 subordinated notes                                                      1,123               875              841
               Other, net                                                                3,377             7,211            4,114
                                                                                 --------------   ---------------   --------------
                  Net cash used in operating activities                                (20,499)          (10,195)         (10,946)

           Cash flows from investing activities:
             Capital contributed to subsidiaries                                           -0-               -0-          (20,000)
             Dividends received from subsidiaries                                      300,188             2,222            4,746
             (Increase) in securities available for sale                              (226,762)         (200,002)             (13)
             Decrease (increase) in overnight notes receivable
               from subsidiary                                                        (349,208)          228,851         (275,050)
             Decrease (increase) in other investments
               with subsidiary                                                              (3)               (3)         146,998
             Issuance of subordinated note receivable
               from subsidiary                                                             -0-               -0-         (100,000)
             Repayments of subordinated note receivable
               from subsidiary                                                         100,000               -0-              -0-
             Repayments of notes receivable
               from subsidiary                                                             -0-               -0-          600,000
                                                                                 --------------   ---------------   --------------
                Net cash provided by (used in) investing activities                   (175,785)           31,068          356,681

           Cash flows from financing activities:
             Proceeds from senior debt                                                 790,708           198,060              -0-
             Repayment of subordinated notes                                          (400,000)              -0-         (215,000)
             Dividends on common stock                                                 (46,746)          (41,096)         (34,882)
             Exercise of stock options                                                  15,915            14,476           11,024
             Purchase and retirement of Company stock                                 (173,036)         (185,644)        (109,297)
                                                                                 --------------   ---------------   --------------
                Net cash provided by (used in) financing activities                    186,841           (14,204)        (348,155)

           Net increase (decrease) in cash                                              (9,443)            6,669           (2,420)
           Cash at beginning of period                                                  10,924             4,255            6,675
                                                                                 --------------   ---------------   --------------
           Cash at end of period                                                     $   1,481         $  10,924        $   4,255
                                                                                 ==============   ===============   ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                 (Dollars in thousands except per share figures)

NOTE  V - Selected Quarterly Financial Data (Unaudited)

                                                                                         2002
                                                      ---------------------------------------------------------------------------
                                                                                    Quarter Ended
                                                      ---------------------------------------------------------------------------
                                                        March 31             June 30          September 30         December 31
                                                     ----------------    ----------------    ----------------    ----------------
    Interest income                                       $  868,236         $   853,789         $   888,459          $  886,550
    Interest expense                                         401,337             388,770             392,759             383,874
                                                     ----------------    ----------------    ----------------    ----------------

    Net interest income                                      466,899             465,019             495,700             502,676

    Provision for loan losses                                  8,539               5,186               6,484                 961
    Noninterest income                                        70,004              51,293              57,862              67,841
    Noninterest expense                                      141,061             142,967             153,767             163,699
                                                     ----------------    ----------------    ----------------    ----------------

    Earnings before taxes on income                          387,303             368,159             393,311             405,857
    Taxes on income                                          149,222             141,791             148,852             156,486
                                                     ----------------    ----------------    ----------------    ----------------

    Net earnings                                          $  238,081         $   226,368         $   244,459          $  249,371
                                                     ================    ================    ================    ================

    Basic earnings per share                              $     1.53         $      1.46         $      1.58          $     1.62
                                                     ================    ================    ================    ================

    Diluted earnings per share                            $     1.51         $      1.44         $      1.56          $     1.60
                                                     ================    ================    ================    ================

                                                                                         2001
                                                      ---------------------------------------------------------------------------
                                                                                    Quarter Ended
                                                      ---------------------------------------------------------------------------
                                                         March 31            June 30          September 30        December 31
                                                     -----------------   ----------------    ----------------   -----------------
    Interest income                                       $ 1,134,183        $ 1,097,744         $ 1,028,154          $  949,531
    Interest expense                                          771,588            694,443             613,021             499,228
                                                     -----------------   ----------------    ----------------   -----------------

    Net interest income                                       362,595            403,301             415,133             450,303

    Provision for loan losses                                   3,183              5,641               3,639               9,802
    Noninterest income                                         43,323             66,828              56,350              70,238
    Noninterest expense                                       117,417            125,115             132,147             139,123
                                                     -----------------   ----------------    ----------------   -----------------

    Earnings before taxes on income and
      cumulative effect of accounting change                  285,318            339,373             335,697             371,616
    Taxes on income                                           109,239            130,444             129,857             143,641
                                                     -----------------   ----------------    ----------------   -----------------

    Earnings before cumulative effect of
      accounting change                                       176,079            208,929             205,840             227,975
    Cumulative effect of accounting change,
      net of tax                                               (6,018)               -0-                 -0-                 -0-
                                                     -----------------   ----------------    ----------------   -----------------
    Net earnings                                          $   170,061        $   208,929         $   205,840          $  227,975
                                                     =================   ================    ================   =================

    Basic earnings per share before
      cumulative effect of accounting change              $      1.11        $      1.32         $      1.30          $     1.45
    Cumulative effect of accounting change,
      net of tax                                                 (.04)               .00                 .00                 .00
                                                     -----------------   ----------------    ----------------   -----------------
    Basic earnings per share                              $      1.07        $      1.32         $      1.30          $     1.45
                                                     =================   ================    ================   =================

    Diluted earnings per share before
      cumulative effect of accounting change              $      1.10        $      1.30         $      1.28          $     1.44
    Cumulative effect of accounting change,
    net of tax
                                                                 (.04)               .00                 .00                 .00
                                                     -----------------   ----------------    ----------------   -----------------
    Diluted earnings per share                            $      1.06        $      1.30         $      1.28          $     1.44
                                                     =================   ================    ================   =================

                                      F-31