Form 10-Q
period 2003-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2003-05-13
CIK 42293

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              _____________________

                                    FORM 10-Q

                              _____________________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              _____________________

                          Commission file number 1-4629

                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated Pursuant to the Laws of Delaware State

                               ___________________


                  IRS - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

                              _____________________


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

                           The number of shares outstanding of the registrant's
common stock as of April 30, 2003:

                       Common Stock -- 152,636,933 shares.
================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                                TABLE OF CONTENTS


                                                                        Page No.
PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements
     Consolidated Statement of Financial Condition -
          March 31, 2003 and 2002 and December 31, 2002........................1
     Consolidated Statement of Net Earnings -
          For the three months ended March 31, 2003 and 2002...................2
     Consolidated Statement of Cash Flows -
          For the three months ended March 31, 2003 and 2002...................3
     Consolidated Statement of Stockholders' Equity -
          For the three months ended March 31, 2003 and 2002...................5
     Note to Consolidated Financial Statements - Stock-Based Compensation......6

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................7
   Financial Highlights........................................................8
   Financial Condition........................................................10
   Cash and Investments.......................................................13
   Loans Receivable, Including MBS............................................13
   Mortgage Servicing Rights..................................................21
   Asset Quality..............................................................22
   Deposits...................................................................24
   Advances from Federal Home Loan Banks......................................25
   Securities Sold Under Agreements to Repurchase.............................26
   Other Borrowings...........................................................26
   Stockholders' Equity.......................................................26
   Regulatory Capital.........................................................27
   New Accounting Pronouncements..............................................28
   Results of Operations......................................................29
   Liquidity and Capital Resources............................................35

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........36

 Item 4.   Controls and Procedures............................................36

PART II - OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders................37

 Item 5.   Audit Services Disclosure..........................................37

 Item 6.   Exhibits and Reports on Form 8-K...................................38

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

           The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three month periods have been included. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                             March 31           December 31            March 31
                                                                               2003                 2002                 2002
                                                                         ------------------   -----------------    -----------------
                                                                            (Unaudited)                              (Unaudited)
                                                                         ------------------                        -----------------

Assets
  Cash                                                                         $   305,998         $   318,914          $   373,229
  Securities available for sale at fair value                                      618,377             922,177              462,201
  Purchased mortgage-backed securities available for sale                           31,727              34,543               44,957
  Purchased mortgage-backed securities held to maturity                            132,654             161,846              238,934
  Mortgage-backed securities with recourse held to maturity                      5,281,816           5,871,069           10,114,205
  Loans receivable                                                              60,960,882          58,268,899           45,543,068
  Interest earned but uncollected                                                  191,377             183,130              208,521
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                              1,121,798           1,072,817            1,038,353
  Foreclosed real estate                                                            11,362              11,244               11,663
  Premises and equipment--at cost less accumulated depreciation                    356,301             351,942              336,827
  Other assets                                                                     991,211           1,209,247              975,796
                                                                         ------------------   -----------------    -----------------
                                                                               $70,003,503         $68,405,828          $59,347,754
                                                                         ==================   =================    =================

Liabilities and Stockholders' Equity
  Deposits                                                                     $43,503,235         $41,038,797          $35,508,352
  Advances from Federal Home Loan Banks                                         18,882,322          18,635,099           17,540,760
  Securities sold under agreements to repurchase                                    21,988             522,299               28,523
  Federal funds purchased                                                          200,000                 -0-              200,000
  Bank notes                                                                           -0-           1,209,925                  -0-
  Senior debt--net of discount                                                     990,076             989,690              198,311
  Subordinated notes--net of discount                                              199,911             199,867              499,654
  Taxes on income                                                                  615,978             489,252              569,938
  Other liabilities                                                                396,322             295,649              340,504
  Stockholders' equity                                                           5,193,671           5,025,250            4,461,712
                                                                         ------------------   -----------------    -----------------
                                                                               $70,003,503         $68,405,828          $59,347,754
                                                                         ==================   =================    =================

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                          Three Months Ended
                                                                               March 31
                                                                    -------------------------------
                                                                        2003              2002
                                                                    -------------     -------------
Interest Income
    Interest on loans                                                   $773,829          $658,200
    Interest on mortgage-backed securities                                78,915           179,968
    Interest and dividends on investments                                 24,690            30,068
                                                                    -------------     -------------
                                                                         877,434           868,236
Interest Expense
    Interest on deposits                                                 250,102           276,581
    Interest on advances                                                  69,941           100,267
    Interest on repurchase agreements                                      1,269               420
    Interest on other borrowings                                          27,381            24,069
                                                                    -------------     -------------
                                                                         348,693           401,337
                                                                    -------------     -------------
Net Interest Income                                                      528,741           466,899
Provision for loan losses                                                  4,479             8,539
                                                                    -------------     -------------
Net Interest Income after Provision for Loan Losses                      524,262           458,360
Noninterest Income
    Fees                                                                  34,511            36,503
    Gain on the sale of securities, MBS and loans                         15,323            14,419
    Change in fair value of derivatives                                    2,853             7,131
    Other                                                                 14,375            11,951
                                                                    -------------     -------------
                                                                          67,062            70,004
Noninterest Expense
    General and administrative:
        Personnel                                                         96,894            82,832
        Occupancy                                                         23,599            21,165
        Deposit insurance                                                  1,621             1,502
        Advertising                                                        5,985             3,885
        Other                                                             41,611            31,677
                                                                    -------------     -------------
                                                                         169,710           141,061

Earnings before Taxes on Income                                          421,614           387,303
Taxes on income                                                          161,549           149,222
                                                                    -------------     -------------
Net Earnings                                                            $260,065          $238,081
                                                                    =============     =============

Basic Earnings Per Share                                                   $1.70             $1.53
                                                                    =============     =============

Diluted Earnings Per Share                                                 $1.67             $1.51
                                                                    =============     =============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31
                                                                        ------------------------------
                                                                             2003            2002
                                                                        ---------------   ------------
Cash Flows from Operating Activities
  Net earnings                                                               $ 260,065       $238,081
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                                    4,479          8,539
    Amortization of net loan costs                                              16,992          7,201
    Depreciation and amortization                                               10,255          8,785
    Loans originated for sale                                                 (571,441)      (453,374)
    Sales of loans                                                             804,541        771,289
    Decrease (increase) in interest earned but uncollected                      (8,368)        48,402
    Federal Home Loan Bank stock dividends                                     (11,675)       (15,685)
    Decrease (increase) in other assets                                        218,036       (198,546)
    Increase in other liabilities                                              100,673         27,730
    Increase in taxes on income                                                140,227        117,975
    Other, net                                                                   1,744          9,881
                                                                        ---------------   ------------
      Net cash provided by operating activities                                965,528        570,278

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                          (6,371,316)    (4,975,202)
    Real estate loans purchased                                                   (100)           -0-
    Other, net                                                                 (48,060)      (148,819)
                                                                        ---------------   ------------
                                                                            (6,419,476)    (5,124,021)
  Real estate loan principal payments:
    Monthly payments                                                           313,928        240,538
    Payoffs, net of foreclosures                                             3,222,307      2,279,683
                                                                        ---------------   ------------
                                                                             3,536,235      2,520,221

  Sales of mortgage-backed securities available for sale                           -0-        176,063
  Repayments of mortgage-backed securities                                     543,162      1,273,423
  Proceeds from sales of foreclosed real estate                                 12,419         13,265
  Decrease in securities available for sale                                    271,512        150,468
  Purchases of Federal Home Loan Bank stock                                    (37,185)           -0-
  Redemptions of Federal Home Loan Bank stock                                      -0-         81,782
  Additions to premises and equipment                                          (14,877)       (17,151)
                                                                        ---------------   ------------
    Net cash used in investing activities                                   (2,108,210)      (925,950)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                             -----------------------------------
                                                                                   2003              2002
                                                                             --------------      ---------------
Cash Flows from Financing Activities
  Net increase in deposits                                                     $ 2,464,438          $ 1,035,767
  Additions to Federal Home Loan Bank advances                                   3,050,000            1,020,000
  Repayments of Federal Home Loan Bank advances                                 (2,802,777)          (1,516,749)
  Proceeds from agreements to repurchase securities                                100,045                8,265
  Repayments of agreements to repurchase securities                               (600,356)            (203,265)
  Increase in federal funds purchased                                              200,000              200,000
  Decrease in bank notes purchased                                              (1,209,925)                 -0-
  Repayment of subordinated debt                                                       -0-             (100,000)
  Dividends on common stock                                                        (13,048)             (11,276)
  Exercise of stock options                                                          2,126                5,757
  Purchase and retirement of Company stock                                         (60,737)             (48,657)
                                                                             --------------      ---------------
    Net cash provided by financing activities                                    1,129,766              389,842
                                                                             --------------      ---------------
Net Increase (Decrease) in Cash                                                    (12,916)              34,170
Cash at beginning of period                                                        318,914              339,059
                                                                             --------------      ---------------
Cash at end of period                                                            $ 305,998            $ 373,229
                                                                             ==============      ===============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                                     $ 342,443            $ 404,913
    Income taxes                                                                    21,365               31,422
  Cash received for interest and dividends                                         869,187              915,315
  Noncash investing activities:
    Loans receivable and loans underlying mortgage-backed
        securities converted from adjustable rate to fixed-rate                    341,770              171,723
    Loans transferred to foreclosed real estate                                     12,791               11,019
    Loans securitized into mortgage-backed securities
        with recourse held to maturity recorded as loans
        receivable per SFAS 140                                                        -0-            6,842,373
    Mortgage-backed securities held to maturity desecuritized
        into adjustable rate loans and recorded as loans receivable                    -0-            2,075,052

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                           For the Three Months Ended March 31, 2003
                                  --------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                               Additional                     Other           Total
                                    Common      Paid-in      Retained      Comprehensive    Stockholders'    Comprehensive
                                    Stock       Capital      Earnings         Income          Equity            Income
                                  ----------  -----------  -------------   --------------  --------------    -------------

Balance at January 1, 2003         $ 15,352     $ 198,162   $ 4,612,529     $    199,207    $ 5,025,250
Comprehensive income:

  Net earnings                          -0-          -0-        260,065              -0-        260,065       $   260,065
  Change in unrealized gains on
    securities available for sale,
    net of tax                          -0-          -0-            -0-          (19,985)       (19,985)          (19,985)
                                                                                                              ------------
    Comprehensive Income                                                                                      $   240,080
                                                                                                              ============
Common stock issued upon
  exercise of stock options               8        2,118            -0-              -0-          2,126
Purchase and retirement of
   Company stock                        (83)         -0-        (60,654)             -0-        (60,737)
Cash dividends on common
   stock ($.085 per share)              -0-          -0-        (13,048)             -0-        (13,048)
                                  ----------  -----------  -------------   --------------  --------------
Balance at March 31, 2003          $ 15,277    $ 200,280    $ 4,798,892     $    179,222    $ 5,193,671
                                  ==========  ===========  =============   ==============  ==============

                                                           For the Three Months Ended March 31, 2002
                                  --------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                               Additional                     Other           Total
                                    Common      Paid-in      Retained      Comprehensive    Stockholders'    Comprehensive
                                    Stock       Capital      Earnings         Income          Equity            Income
                                  ----------  -----------  -------------   --------------  --------------    -------------

Balance at January 1, 2002         $ 15,553    $ 173,500    $ 3,873,758     $    221,379    $ 4,284,190
Comprehensive income:
  Net earnings                          -0-          -0-        238,081              -0-        238,081       $   238,081
  Change in unrealized gains on
    securities available for sale,
    net of tax                          -0-          -0-            -0-           (5,636)        (5,636)           (5,636)
  Reclassification adjustment for
    gains included in income            -0-          -0-            -0-             (747)          (747)             (747)
                                                                                                              ------------
    Comprehensive Income                                                                                      $   231,698
                                                                                                              ============
Common stock issued upon
   exercise of stock options             25        5,732            -0-              -0-          5,757
Purchase and retirement of
   Company stock                        (77)         -0-        (48,580)             -0-        (48,657)
Cash dividends on common
   stock ($.0725 per share)             -0-          -0-        (11,276)             -0-        (11,276)
                                  ----------  -----------  -------------   --------------  --------------
Balance at March 31, 2002          $ 15,501    $ 179,232    $ 4,051,983     $    214,996    $ 4,461,712
                                  ==========  ===========  =============   ==============  ==============

Note to Consolidated Financial Statements -- Stock-Based Compensation

           The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Historically, the options have been granted at fair value with the exercise prices equal to fair value; accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        Golden West Financial Corporation
                   Pro Forma Net Income and Earnings Per Share
                 (Dollars in thousands except per share figures)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                      --------------------------------
                                                          2003              2002
                                                      --------------    --------------
Net income, as reported                                   $ 260,065         $ 238,081
Deduct:  Total stock based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                                       (702)             (866)
                                                      --------------    --------------
Pro forma net income                                      $ 259,363       $ 237,215
                                                      ==============    ==============

Basic earnings per share
  As reported                                              $   1.70          $   1.53
  Pro forma                                                    1.69              1.53
Diluted earnings per share
  As reported                                              $   1.67          $   1.51
  Pro forma                                                    1.66              1.51

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Golden West Financial Corporation is a holding company that has as its principal asset World Savings Bank, FSB, a federally chartered savings bank, which is the nation's second largest savings institution. Additionally, Golden West owns Atlas Advisers, Inc., an investment adviser to our Atlas family of mutual funds, and Atlas Securities, Inc., the distributor of our Atlas mutual funds and annuities.

           The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2002, as well as material changes in results of operations during the three month periods ended March 31, 2003 and 2002, respectively.

           The following narrative is written with the presumption that the users have read or have access to the Company's 2002 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

           The Company's Internet address is www.gdw.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Forward-Looking Statements

           This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West's control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West's results of operations and financial condition are:

o    competitive practices in the financial services industries;
o    operational and systems risks;
o general economic and capital market conditions, including fluctuations in interest rates;
o    economic conditions in certain geographic areas; and
o the impact of current and future laws and governmental regulations affecting the financial services industry in general and Golden West's operations in particular.

           In addition, actual results may differ materially from the results discussed in any forward-looking statements.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                             March 31          December 31          March 31
                                                                               2003               2002                2002
                                                                         -----------------   ----------------   -----------------
       Assets                                                                 $70,003,503        $68,405,828         $59,347,754
       Loans receivable including mortgage-backed securities                   66,407,079         64,336,357          55,941,164
       Adjustable rate mortgages including MBS                                 63,915,960         61,770,142          53,038,536
       Deposits                                                                43,503,235         41,038,797          35,508,352
       Stockholders' equity                                                     5,193,671          5,025,250           4,461,712

       Stockholders' equity/total assets                                            7.42%              7.35%               7.52%
       Book value per common share                                              $   34.00          $   32.73           $   28.78
       Common shares outstanding                                              152,774,708        153,521,103         155,011,562

       Yield on loan portfolio, including MBS                                       5.08%              5.28%               5.82%
       Yield on investments                                                         1.39%              1.94%               5.95%
       Yield on earning assets                                                      5.07%              5.25%               5.82%
       Cost of deposits                                                             2.25%              2.56%               3.04%
       Cost of borrowings                                                           1.67%              1.85%               2.35%
       Cost of funds                                                                2.06%              2.32%               2.81%
       Yield on earning assets less cost of funds                                   3.01%              2.93%               3.01%

       Ratio of nonperforming assets to total assets                                 .63%               .62%                .71%
       Ratio of troubled debt restructured to total assets                           .00%               .00%                .01%

       Loans serviced for others with recourse                                $ 2,954,306        $ 2,897,859         $ 3,019,909
       Loans serviced for others without recourse                               2,612,264          2,510,635           2,243,958

       World Savings Bank, FSB:
         Total assets                                                        $ 69,991,039       $ 67,967,975         $59,335,091
         Stockholder's equity                                                   5,605,735          5,358,440           4,938,396
         Stockholder's equity/total assets                                          8.01%              7.88%               8.32%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                        7.77%              7.61%               8.00%
           Total risk-based capital                                                14.65%             14.26%              14.60%
       World Savings Bank, FSB (Texas):
         Total assets                                                          $9,054,200         $7,916,763         $ 7,711,823
         Stockholder's equity                                                     467,479            413,885             404,702
         Stockholder's equity/total assets                                          5.16%              5.23%               5.25%
         Regulatory capital ratios:(a)
           Tier 1 capital (core or leverage)                                        5.16%              5.23%               5.25%
           Total risk-based capital                                                23.27%             24.07%              25.17%

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

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                      Three Months Ended
                                                                           March 31
                                                              -----------------------------------
                                                                  2003                2002
                                                              ---------------    ----------------
New real estate loans originated                                 $ 6,942,757         $ 5,428,576
New adjustable rate mortgages as a percentage of
  new real estate loans originated                                       91%                 89%
Refinances as a percentage of new real estate
  loans originated                                                       72%                 63%

Deposits increase                                                $ 2,464,438         $ 1,035,767

Net earnings                                                      $  260,065          $  238,081
Basic earnings per share                                                1.70                1.53
Diluted earnings per share                                              1.67                1.51

Cash dividends on common stock                                     $    .085           $   .0725
Average common shares outstanding                                153,347,780         155,415,549
Average diluted common shares outstanding                        155,851,663         157,570,350

Ratios:(a)
  Net earnings/average stockholders' equity  (ROE)                    20.32%              21.73%
  Net earnings/average assets (ROA)                                    1.50%               1.62%
  Net interest margin(b)                                               3.14%               3.27%
  General and administrative expense/average assets                     .98%                .96%
  Efficiency ratio(c)                                                 28.48%              26.27%


      (a) Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.
      (b) Net interest margin is net interest income divided by average interest-earning assets.
      (c) The efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

           The consolidated condensed statement of financial condition shown in the table below presents the Company's assets and liabilities in percentage terms at March 31, 2003, December 31, 2002, and March 31, 2002. The reader is referred to page 47 of the Company's 2002 Annual Report on Form 10-K for similar information for the years 1999 through 2002 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

             Consolidated Condensed Statement of Financial Condition
                               In Percentage Terms

                                                              March 31           December 31            March 31
                                                                2003                 2002                 2002
                                                            -------------      -----------------      -------------
Assets
   Cash and investments                                              1.3%                   1.8%               1.4%
   Loans receivable including mortgage-backed
     securities                                                     94.9                   94.1               94.3
   Other assets                                                      3.8                    4.1                4.3
                                                            -------------      -----------------      -------------
                                                                   100.0%                 100.0%             100.0%
                                                            =============      =================      =============
Liabilities and Stockholders' Equity
   Deposits                                                         62.1%                  60.1%              59.8%
   Federal Home Loan Bank advances                                  27.0                   27.2               29.6
   Securities sold under agreements to repurchase                     .0                     .8                 .1
   Federal funds purchased                                            .3                     .0                 .3
   Bank notes                                                         .0                    1.8                 .0
   Senior debt                                                       1.4                    1.4                 .3
   Subordinated notes                                                 .3                     .3                 .8
   Other liabilities                                                 1.5                    1.1                1.6
   Stockholders' equity                                              7.4                    7.3                7.5
                                                            -------------      -----------------      -------------
                                                                   100.0%                 100.0%             100.0%
                                                            =============      =================      =============

           As the above table shows, deposits represent the majority of the Company's liabilities. The largest asset component is loans receivable including mortgage-backed securities (MBS), which consists primarily of long-term mortgages. The Company emphasizes ARMs - loans with interest rates that change periodically in accordance with movements in specified indexes. Almost all of the Company's ARMs have rates that change monthly and are tied to one of the following three indexes:

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

           The gap table on the following page shows that, as of March 31, 2003, the Company's assets reprice faster than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. COFI, which is the index Golden West uses to determine the rate on $23 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. The COFI repricing lag occurs because COFI is based on a portfolio of accounts, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates. COSI has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. However, the COSI repricing lag is offset by the same repricing lag on the Company's deposits. CODI has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates. Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company's liabilities.

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                              As of March 31, 2003
                              (Dollars in millions)

                                                                         Projected Repricing(a)
                                           -----------------------------------------------------------------------------------
                                               0 - 3            4 - 12            1 - 5            Over 5
                                              Months            Months            Years            Years             Total
                                           -------------    --------------    -------------    --------------    -------------
Interest-Earning Assets:
    Investments                                 $    618          $    -0-         $    -0-          $    -0-         $    618
    MBS:
      Adjustable rate                              5,007               -0-              -0-               -0-            5,007
      Fixed-rate                                      56               123              203                57              439
    Loans receivable:
      Adjustable rate                             57,136               774              675               -0-           58,585
      Fixed-rate                                     242               499              804               553            2,098
    Other(b)                                       1,380               -0-              -0-               -0-            1,380
    Impact of swaps                                  236              (219)             (17)              -0-              -0-
                                           -------------    --------------    -------------    --------------    -------------
Total                                           $ 64,675          $  1,177         $  1,665          $    610         $ 68,127
                                           =============    ==============    =============    ==============    =============
Interest-Bearing Liabilities:
    Deposits(c)                                 $ 33,924          $  5,715         $  3,853          $     11         $ 43,503
    FHLB advances                                 17,925               500                3               454           18,882
    Other borrowings                                 222               200              497               494            1,413
                                           -------------    --------------    -------------    --------------    -------------
Total                                           $ 52,071          $  6,415         $  4,353          $    959         $ 63,798
                                           =============    ==============    =============    ==============    =============
Repricing gap                                   $ 12,604          $ (5,238)        $ (2,688)         $   (349)        $  4,329
                                           =============    ==============    =============    ==============    =============
Cumulative gap                                  $ 12,604          $  7,366         $  4,678          $  4,329
                                           =============    ==============    =============    ==============
Cumulative gap as a percentage of
    total assets                                   18.0%             10.5%             6.7%
                                           =============    ==============    =============

(a) Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)   Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(c) Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

           The Company's principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio adjustable rate mortgages to provide interest sensitivity to the asset side of the balance sheet. At March 31, 2003, ARMs constituted over 96% of the Company's loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At March 31, 2003, such monthly adjustable mortgages accounted for 96% of the Company's ARM portfolio. Additionally, the Company offers home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company's cost of deposits and CODI-indexed ARMs follow the Company's cost of borrowings. ARMs indexed to COSI and CODI constituted 90% of the ARM originations in the first quarter of 2003 and 61% of the ARM portfolio at March 31, 2003. While the index strategy has improved the match between Golden West's adjustable rate mortgage portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company's ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI.

Cash and Investments

           At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had securities available for sale in the amount of $618 million, $922 million and $462 million, respectively, including unrealized gains on securities available for sale of $292 million, $326 million, and $351 million, respectively. At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable, Including MBS

           The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. Because the Company currently retains all of the beneficial interest in these MBS securitizations, the securitizations formed after March 31, 2001 are securities classified as securitized loans and included in loans receivable in accordance with SFAS 140 (see page 28 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

           During the first half of 2002, the Company desecuritized $4.1 billion of Federal National Mortgage Association (Fannie Mae) MBS that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

                                     TABLE 3

            Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in thousands)

                                                        March 31          December 31          March 31
                                                          2003               2002                2002
                                                    -----------------   ----------------    ----------------
Loans                                                    $43,632,772        $39,159,502         $34,097,901
Securitized loans(a)(b)                                   17,254,951         19,066,063          11,489,306
                                                    -----------------   ----------------    ----------------
    Total loans, excluding MBS                            60,887,723         58,225,565          45,587,207
                                                    -----------------   ----------------    ----------------

Fannie Mae MBS                                                   -0-                -0-           2,151,743
MBS-REMICs                                                 5,281,816          5,871,069           7,962,462
Purchased MBS                                                164,381            196,389             283,891
                                                    -----------------   ----------------    ----------------
    Total MBS                                              5,446,197          6,067,458          10,398,096
                                                    -----------------   ----------------    ----------------

Other(c)                                                      73,159             43,334             (44,139)
                                                    -----------------   ----------------    ----------------
    Total loans receivable, including MBS                $66,407,079        $64,336,357         $55,941,164
                                                    =================   ================    ================

(a) Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on page 28).
(b) Includes $8.6 billion at March 31, 2003 of loans securitized with Fannie Mae where the underlying loans are subject to full credit recourse to the Company.
(c) Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

           Repayments from loans receivable, including MBS, were $4.1 billion and $3.8 billion for the three months ended March 31, 2003 and 2002. These repayments were higher in 2003 as compared to 2002 due to an increase in the portfolio balance.

           Loans

           New loan originations amounted to $6.9 billion for the three months ended March 31, 2003 compared to $5.4 billion for the same period in 2002. The volume of originations increased during 2003 due to extremely low mortgage rates, which led to a strong demand for home loans, including the Company's ARM products. In particular, consumers continued to take advantage of these low interest rates to refinance their mortgages and, as a result, refinanced loans constituted 72% of new loan originations for the three months ended March 31, 2003, compared to 63% for the three months ended March 31, 2002.

           First mortgages originated for portfolio, excluding equity lines of credit (ELOCs), amounted to $6.4 billion for the three months ended March 31, 2003, compared to $4.9 billion for the same period in 2002. First mortgages originated for sale amounted to $546 million for the three months ended March 31, 2003, compared to $440 million for the same period in 2002. During the first quarter of 2003, $342 million of loans, including MBS, were converted at the customer's request from adjustable rate to fixed-rate compared to $172 million for the same period in 2002. The Company sells most of its new and converted fixed-rate loans. For the three months ended March 31, 2003, the Company sold $788 million of fixed-rate first mortgage loans compared to $737 million for the same period in 2002.

           At March 31, 2003, the Company had lending operations in 38 states. The largest source of mortgage origination was loans secured by residential properties in California. For the three months ended March 31, 2003 and 2002, 68% of total loan originations were on residential properties in California. The five largest states, other than California, for originations for the three months ended March 31, 2003, were Florida, New Jersey, Texas, Colorado, and Illinois with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at March 31, 2003, December 31, 2002, and March 31, 2002. For additional detail on the Company's loan portfolio by state, see tables 8 and 9 on pages 19 and 20.

           Golden West originates ARMs tied primarily to CODI, COFI, and COSI. Golden West also establishes ELOCs indexed to the prime rate. Golden West's ARM originations constituted 91% of new mortgage loans made by the Company for the first three months of 2003 compared to 89% for the first three months of 2002. The following table shows the distribution of ARM originations by index for the first quarters of 2003 and 2002.

                                     TABLE 4

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                 Three Months Ended
                                      March 31
                          ----------------------------------
      ARM Index                2003               2002
-----------------------   ---------------    ---------------
CODI                         $ 3,982,417        $ 1,543,648
COFI                             454,592          1,013,657
COSI                           1,696,425          2,293,879
Prime(a)                         150,641                -0-
                          ---------------    ---------------
                             $ 6,284,075        $ 4,851,184
                          ===============    ===============

(a) As of January 2003, includes fundings of new ELOCs indexed to the prime rate; only amounts initially drawn are included in these fundings.

           The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 96% at March 31, 2003 and December 31, 2002, and 95% at March 31, 2002. The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at March 31, 2003, December 31, 2002, and March 31, 2002.

                                     TABLE 5

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in thousands)

                                   March 31           December 31           March 31
        ARM Index                    2003                 2002                2002
--------------------------     -----------------    -----------------   -----------------
CODI                                $16,903,807          $13,286,566         $ 2,085,148
COFI                                 23,281,195           24,755,498          28,105,771
COSI                                 21,987,167           22,070,692          21,538,709
Prime(a)                              1,146,683              999,251             436,010
Other(b)                                597,108              658,135             872,898
                               -----------------    -----------------   -----------------
                                    $63,915,960          $61,770,142         $53,038,536
                               =================    =================   =================

(a) ELOCs tied to the prime rate.
(b) Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans, Fannie Mae MBS, and MBS-REMICs before any reduction for loan servicing fees) was 12.20% or 7.02% above the actual weighted average rate at March 31, 2003, versus 12.13% or 6.74% above the actual weighted average rate at December 31, 2002 and 12.19% or 6.34% above the weighted average rate at March 31, 2002.

           At March 31, 2003, approximately $5.2 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2003, $2.6 billion of ARM loans had reached their rate floors compared to $2.0 billion at December 31, 2002 and $2.2 billion at March 31, 2002. The weighted average floor rate on the loans that had reached their floor was 5.63% at March 31, 2003 compared to 5.87% at December 31, 2002 and 6.00% at March 31, 2002. Without the floor, the average rate on these loans would have been 4.79% at March 31, 2003, 5.19% at December 31, 2002 and 5.29% at March 31, 2002.

           Most of the Company's loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $29 million and $44 million for the first quarters of 2003 and 2002, respectively. The outstanding balance of fixed-rate seconds amounted to $193 million and $324 million at March 31, 2003 and 2002, respectively.

            The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The Company established new ELOCs totaling $284 million and $233 million for the three months ended March 31, 2003 and 2002, respectively. The outstanding balance of ELOCs amounted to $1.1 billion and $436 million at March 31, 2003 and 2002, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $1.7 billion and $716 million at March 31, 2003 and 2002, respectively.

           The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the first three months of 2003, 11% of loans originated exceeded 80% of the appraised value of the property. For the first three months of 2002, 13% of loans originated were in excess of 80% of the appraised value of the property.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined LTV (the sum of the first and second loan balances as a percentage of total value) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $17 million for the first quarter of 2003 as compared to $35 million for the same period in 2002. In addition, the Company carries pool mortgage insurance on ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three months ended March 31, 2003 and 2002.

                                     TABLE 6

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                  March 31
                                                         -----------------------------
                                                            2003             2002
                                                         ------------     ------------
First mortgages with loan to value ratios greater than 80%:
    With mortgage insurance                                 $ 67,690         $ 51,063
    With no mortgage insurance                                15,953           19,423
                                                         ------------     ------------
                                                              83,643           70,486
                                                         ------------     ------------
First and second mortgages with combined loan to value
ratios greater than 80%:
    With pool insurance on second mortgages                  515,725          559,743
    With no pool insurance                                   150,867           84,671
                                                         ------------     ------------
                                                             666,592          644,414
                                                         ------------     ------------

    Total                                                  $ 750,235        $ 714,900
                                                         ============     ============

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at March 31, 2003 and 2002.

                                     TABLE 7

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                               As of March 31
                                                       ---------------------------------
                                                           2003               2002
                                                       --------------     --------------
First mortgages with loan to value ratios greater than 80%:
    With mortgage insurance                                $ 577,809          $ 440,768
    With no mortgage insurance                               256,532            491,699
                                                       --------------     --------------
                                                             834,341            932,467
                                                       --------------     --------------
First and second mortgages with combined loan to value
ratios greater than 80%:
    With pool insurance on second mortgages                3,902,732          2,596,262
    With no pool insurance                                   344,676            396,276
                                                       --------------     --------------
                                                           4,247,408          2,992,538
                                                       --------------     --------------

    Total                                                $ 5,081,749        $ 3,925,005
                                                       ==============     ==============

           The following tables show the Company's loan portfolio by state at March 31, 2003 and 2002.

                                     TABLE 8

                             Loan Portfolio by State
                                 March 31, 2003
                             (Dollars in thousands)

                                       Residential
                                       Real Estate                                  Commercial                               Loans
                            ----------------------------------                         Real                Total           as a % of
          State                  1 - 4               5+               Land            Estate                Loans          Portfolio
--------------------------  ----------------   ---------------    -------------   ----------------    ----------------   -----------
Northern California            $ 21,802,687        $1,786,110          $   -0-          $   9,875         $23,598,672         35.67%
Southern California              17,059,516         1,560,486              -0-              1,414          18,621,416         28.15
Florida                           3,559,847            45,863              -0-                 60           3,605,770          5.45
Texas                             2,632,469           119,885              -0-                339           2,752,693          4.16
New Jersey                        2,498,778               -0-              -0-                890           2,499,668          3.78
Washington                        1,289,381           699,117              -0-                -0-           1,988,498          3.01
Illinois                          1,577,305           128,360              -0-                -0-           1,705,665          2.58
Colorado                          1,398,718           193,622              -0-              4,097           1,596,437          2.41
Other(a)                          9,633,017           152,802                2              2,154           9,787,975         14.79
                            ----------------   ---------------    -------------   ----------------    ----------------   -----------
  Totals                       $ 61,451,718        $4,686,245           $    2         $   18,829          66,156,794        100.00%
                            ================   ===============    =============   ================                       ===========

Net deferred loan costs                                                                                       365,607
Allowance for loan losses                                                                                    (284,673)
Undisbursed loan funds                                                                                         (7,775)
Loans on deposits                                                                                              12,745
                                                                                                      ----------------
   Total loan portfolio and loans securitized into MBS-REMICs                                              66,242,698
Loans securitized into MBS-REMICs                                                                          (5,281,816)(b)
                                                                                                      ----------------
  Total loans receivable                                                                                  $60,960,882
                                                                                                      ================

(a)   All states included in Other have total loan balances with less than 2% of total loans.
(b)   The above schedule includes the March 31, 2003 balances of loans that were securitized and retained as MBS-REMICs.

                                     TABLE 9

                             Loan Portfolio by State
                                 March 31, 2002
                             (Dollars in thousands)

                                        Residential
                                        Real Estate                                 Commercial                               Loans
                              ---------------------------------                        Real                Total           as a % of
           State                  1 - 4               5+              Land            Estate                Loans          Portfolio
  -------------------------   ---------------    --------------   -------------   ----------------    ----------------   -----------
  Northern California           $ 17,221,769       $ 1,742,429          $   13          $  14,743         $18,978,954         34.08%
  Southern California             15,293,800         1,538,950             -0-              2,819          16,835,569         30.23
  Florida                          2,870,414            29,391             -0-                141           2,899,946          5.21
  Texas                            2,211,487            91,968             151                871           2,304,477          4.14
  New Jersey                       2,017,962               -0-             -0-              1,500           2,019,462          3.63
  Washington                       1,117,166           659,241             -0-                -0-           1,776,407          3.19
  Illinois                         1,399,859           120,585             -0-                -0-           1,520,444          2.73
  Colorado                         1,220,212           181,039             -0-              4,512           1,405,763          2.52
  Other(a)                         7,829,066           112,087               3              3,366           7,944,522         14.27
                              ---------------    --------------   -------------   ----------------    ----------------   -----------
    Totals                      $ 51,181,735       $ 4,475,690          $  167          $  27,952          55,685,544        100.00%
                              ===============    ==============   =============   ================                       ===========

  Net deferred loan costs                                                                                     231,131
  Allowance for loan losses                                                                                  (269,327)
  Undisbursed loan funds                                                                                       (5,943)
  Loans on deposits                                                                                            15,868
                                                                                                      ----------------
     Total loan portfolio and loans securitized into Fannie Mae MBS with recourse
     and MBS-REMICs                                                                                        55,657,273
  Loans securitized into Fannie Mae MBS with recourse and MBS-REMICs                                      (10,114,205)(b)
                                                                                                      ----------------
     Total loans receivable                                                                               $45,543,068
                                                                                                      ================

(a)   All states included in Other have total loan balance less than 2% of total loans.
(b)   The above schedule includes the March 31, 2002 balances of loans that were securitized and retained as Fannie Mae MBS with recourse and MBS-REMICs.

           Loan repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 2003, loan repayments were $3.5 billion compared to $2.5 billion in the same period of 2002. The increase in loan repayments was primarily due to an increase in the balance of loans receivable.

           Securitized Loans

           During the first quarter of 2002, the Company securitized $6.8 billion of loans. No loans were securitized during the first quarter of 2003. These securities are classified as loans receivable on the Consolidated Statement of Financial Condition and are available to be used as collateral for borrowings.

           Mortgage-Backed Securities

           At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had MBS held to maturity in the amount of $5.4 billion, $6.0 billion, and $10.4 billion, respectively. The decrease in MBS from March 31, 2002 to March 31, 2003 was due to prepayments and to the desecuritization of $2.1 billion of Fannie Mae MBS during the second quarter of 2002. Fannie Mae MBS and MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At March 31, 2003, December 31, 2002, and March 31, 2002, the Company had MBS available for sale in the amount of $32 million, $35 million, and $45 million, respectively, including net unrealized gains on MBS available for sale of $190 thousand at March 31, 2003, $139 thousand at December 31, 2002, and $1 million at March 31, 2002. During the first quarter of 2002, the Company sold $176 million of MBS available for sale, which resulted in a gain of $3 million.

           Repayments of MBS during the first quarter of 2003 were $543 million compared to $1.3 billion during the same period of 2002. MBS repayments were lower during the first quarter of 2003 as compared to the first three months of 2002 due to a decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three months ended March 31, 2003 and 2002.

                                    TABLE 10
                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                                     Three Months Ended
                                                           March 31
                                                 ----------------------------
                                                     2003             2002
                                                 -----------      -----------
      Beginning balance of CMSRs                    $69,448          $56,056
      New CMSRs from loan sales                      12,479            9,921
      Amortization of CMSRs                          (7,735)          (4,507)
                                                 -----------      -----------
      Ending balance of CMSRs                       $74,192          $61,470
                                                 ===========      ===========

           The estimated amortization of the March 31, 2003 balance for the remainder of 2003 and the five years ending 2008 is $25.2 million (2003), $22.5 million (2004), $14.8 million (2005), $8.7 million (2006), $2.9 million (2007), and $138 thousand (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of the Company's CMSRs did not exceed the fair value at March 31, 2003 or 2002 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

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

                                    TABLE 11

                                         Nonperforming Assets and Troubled Debt Restructured
                                                        (Dollars in thousands)

                                                       March 31           December 31           March 31
                                                         2003                 2002                2002
                                                    ---------------     -----------------    ---------------
Non-accrual loans                                       $  432,479            $  413,123         $  408,862
Foreclosed real estate                                      11,362                11,244             11,663
                                                    ---------------     -----------------    ---------------
Total nonperforming assets                              $  443,841            $  424,367         $  420,525
                                                    ===============     =================    ===============

TDRs, net of interest reserve                             $    611              $    233          $   3,479
                                                    ===============     =================    ===============

Ratio of NPAs to total assets                                 .63%                  .62%               .71%
                                                    ===============     =================    ===============

Ratio of TDRs to total assets                                 .00%                  .00%               .01%
                                                    ===============     =================    ===============

Ratio of NPAs and TDRs to total assets                        .63%                  .62%               .72%
                                                    ===============     =================    ===============


           The balances of NPAs at March 31, 2003, December 31, 2002 and March 31, 2002 reflect the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past two years together with the uncertain U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to $2 million for the three months ended March 31, 2003 and 2002. Interest foregone on TDRs amounted to $2 thousand for the three months ended March 31, 2003, compared to $5 thousand for the three months ended March 31, 2002.

           The following tables show the Company's NPAs by state as of March 31, 2003 and 2002.

                                    TABLE 12

                          Nonperforming Assets by State
                                 March 31, 2003
                             (Dollars in thousands)

                                    Non-Accrual Loans(a)(b)                 Foreclosed Real Estate (FRE)
                           -----------------------------------------   --------------------------------------
                                 Residential           Commercial         Residential           Commercial                   NPAs as
                                 Real Estate              Real            Real Estate              Real         Total         a % of
        State                 1 - 4          5+          Estate          1 - 4        5+          Estate         NPAs          Loans
-----------------------    ------------   ----------   -------------   ---------   --------   --------------  -----------   --------
Northern California         $  107,948     $    187     $       6      $ 1,797      $ -0-       $   -0-       $109,938          .47%
Southern California            106,744           83           309           34        -0-           -0-        107,170          .58
Florida                         32,111          -0-           -0-          496        -0-           -0-         32,607          .90
Texas                           33,322          -0-           -0-        3,565        -0-           442         37,329         1.36
New Jersey                      19,585          -0-           495          -0-        -0-           -0-         20,080          .80
Washington                      17,664          433           -0-          834        -0-           -0-         18,931          .95
Illinois                        13,887          -0-           -0-          382        -0-           -0-         14,269          .84
Colorado                         5,126           63           -0-          502        -0-           -0-          5,691          .36
Other(c)                        94,311          205           -0-        3,572        -0-           -0-         98,088         1.00
                           ------------   ----------   -------------    ---------   --------   -------------  -----------   --------
  Totals                    $  430,698     $    971     $     810      $11,182      $ -0-       $   442        444,103          .67
                           ============   ==========   =============    =========   ========   =============

FRE general valuation allowance                                                                                   (262)        (.00)
                                                                                                              -----------   --------
Total nonperforming assets                                                                                    $443,841          .67%
                                                                                                              ============  ========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans. (b) The March 31, 2003 balances include loans that were securitized into MBS. (c) All states included in Other have total loan balances with less than 2% of total loans.

                                    TABLE 13

                          Nonperforming Assets by State
                                 March 31, 2002
                             (Dollars in thousands)

                                    Non-Accrual Loans(a)(b)                  Foreclosed Real Estate (FRE)
                           -----------------------------------------   --------------------------------------
                                 Residential           Commercial         Residential           Commercial                   NPAs as
                                 Real Estate              Real            Real Estate              Real         Total         a % of
        State                 1 - 4          5+          Estate          1 - 4        5+          Estate         NPAs          Loans
-----------------------    ------------   ----------   -------------   ---------   --------   --------------   -----------  --------
Northern California         $   85,118     $    251     $     104      $  275       $ -0-       $   -0-       $ 85,748          .45%
Southern California            131,327          568           656       1,589         -0-           -0-        134,140          .80
Florida                         36,549          -0-            23         825         -0-           -0-         37,397         1.29
Texas                           19,913          -0-           -0-       2,637         -0-           -0-         22,550          .98
New Jersey                      19,304          -0-           -0-         183         -0-           -0-         19,487          .96
Washington                      14,710          421           -0-         -0-         -0-           -0-         15,131          .85
Illinois                        18,601          -0-           -0-         525         -0-           -0-         19,126         1.26
Colorado                         2,383           66           -0-         -0-         -0-           -0-          2,449          .17
Other(c)                        78,725          143           -0-       5,966         -0-           -0-         84,834         1.07
                           ------------   ----------   -------------    ---------   --------   -------------  -----------   --------
  Totals                    $  406,630     $  1,449     $     783      $12,000      $ -0-       $   -0-        420,862          .76
                           ============   ==========   =============    =========   ========   =============

FRE general valuation allowance                                                                                   (337)        (.00)
                                                                                                              -----------   --------
Total nonperforming assets                                                                                    $ 420,525         .76%
                                                                                                              ============  ========

(a) Non-accruals loans are 90 days or more past due and interest is not recognized on these loans.
(b) The March 31, 2002 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances with less than 2% of total loans.

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

           The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002.

                                    TABLE 14

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31
                                                                        ------------------------------
                                                                            2003             2002
                                                                        -------------    -------------
        Beginning allowance for loan losses                                $ 281,097        $ 261,013
        Provision for loan losses charged to expense                           4,479            8,539
        Loans charged off                                                     (1,049)            (321)
        Recoveries                                                               146               96
                                                                        -------------    -------------
        Ending allowance for loan losses                                   $ 284,673        $ 269,327
                                                                        =============    =============

        Ratio of net chargeoffs to average loans outstanding
          (including MBS with recourse and MBS-REMICs)                          .01%             .00%
                                                                        =============    =============

        Ratio of allowance for loan losses to total loans
          (including MBS with recourse and MBS-REMICs)                          .43%             .48%
                                                                        =============    =============

        Ratio of allowance for loan losses to NPAs                             64.1%            64.0%
                                                                        =============    =============

Deposits

           The Company raises deposits through its retail branch system as well as through the money markets.

           Retail deposits increased during the first quarter of 2003 by $2.5 billion, including interest credited of $211 million, compared to an increase of $1.0 billion, including interest credited of $230 million in the first quarter of 2002. Retail deposits increased during the first quarter of 2003 because the public found savings to be a more favorable investment compared with other alternatives. At March 31, 2003 and 2002, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 70% and 47%, respectively, of the total balance of deposits.

           The table below shows the Company's deposits by interest rate and by remaining maturity at March 31, 2003 and 2002.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                               March 31
                                                                     -----------------------------------------------------------
                                                                                 2003                           2002
                                                                     ----------------------------   ----------------------------
                                                                         Rate           Amount         Rate*           Amount
                                                                     -----------    -------------   -----------    -------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.15 %        $   174          1.28 %        $    97
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 1.69            4,643          1.96            4,544
      Passbook accounts                                                     .52              459           .85              470
      Money market deposit accounts                                        2.11           25,212          2.82           11,471
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  1.53            4,345          2.61            8,848
        1 to 2 years                                                       2.22            3,589          3.86            6,152
        2 to 3 years                                                       3.58            1,862          4.74            1,616
        3 to 4 years                                                       4.33            1,290          5.01              912
        4 years and over                                                   4.99            1,842          5.31            1,232
      Retail jumbo CDs                                                     3.85               87          3.99              166
                                                                                    -------------                  -------------
                                                                                        $ 43,503                       $ 35,508
                                                                                    =============                  =============


    Deposits by remaining maturity:
        No contractual maturity                                            2.01 %       $ 30,488          2.52 %       $ 16,582
        Maturity within one year                                           2.23            9,151          3.28           15,756
        1 to 5 years                                                       4.14            3,853          4.60            3,154
        Over 5 years                                                       4.55               11          5.55               16
                                                                                    -------------                  -------------
                                                                                        $ 43,503                       $ 35,508
                                                                                    =============                  =============

    * Weighted average interest rate, including the impact of interest rate swaps.

           At March 31, the weighted average cost of deposits was 2.25% (2003) and 3.04% (2002).

Advances from Federal Home Loan Banks

           The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs. FHLB advances amounted to $18.9 billion at March 31, 2003, compared to $18.6 billion at December 31, 2002, and $17.5 billion at March 31, 2002, respectively.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $22 million, $522 million, and $29 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

Other Borrowings

           At March 31, 2003, Golden West, at the holding company level, had a total of $200 million of subordinated debt outstanding compared to $500 million at March 31, 2002. As of March 31, 2003, Golden West's subordinated debt securities were rated A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

           At March 31, 2003, Golden West, at the holding company level, had outstanding $990 million of senior debt compared to $198 million at March 31, 2002. As of March 31, 2003, Golden West's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

           WSB has a bank note program under which up to $5 billion of borrowings can be outstanding at any point in time. WSB had no bank notes outstanding at March 31, 2003 and 2002. At December 31, 2002, WSB had $1.2 billion of bank notes outstanding. As of March 31, 2003, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

           WSB may issue long-term wholesale deposits and long-term unsecured senior debt. At March 31, 2003, WSB had no long-term wholesale deposits or long-term unsecured senior debt outstanding. As of March 31, 2003, WSB's unsecured senior debt ratings were Aa3 and AA- from Moody's and S&P, respectively.

Stockholders' Equity

           The Company's stockholders' equity increased by $168 million during the first three months of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders and the $61 million cost of the repurchase of Golden West stock. The Company's stockholders' equity increased by $178 million during the first three months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders and the $49 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at March 31, 2003, December 31, 2002, and March 31, 2002 were $179 million, $199 million, and $215 million, respectively.

           Since 1993, through five separate actions, the Company's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of March 31, 2003, 50.2 million shares had been repurchased and retired at a cost of $1.3 billion since October 1993, of which 839 thousand were purchased and retired at a cost of $61 million during the first three months of 2003. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

           The OTS and other bank regulatory agencies have established five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings institution is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of March 31, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           The following tables show WSB's and WTX's regulatory capital ratios and compares them to the OTS minimum requirements at March 31, 2003 and 2002.

                                    TABLE 16

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                              As of March 31, 2003
                             (Dollars in thousands)


                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $5,421,604       7.77%           $ 1,046,388      1.50%                    ---        ---
Tier 1 (core or leverage)             5,421,604       7.77              2,790,367      4.00            $  3,487,959       5.00%
Tier 1 risk-based                     5,421,604      13.92                    ---       ---               2,336,283       6.00
Total risk-based                      5,704,758      14.65              3,115,044      8.00               3,893,806      10.00

WTX
Tangible                              $ 467,479       5.16%            $  135,813      1.50%                    ---        ---
Tier 1 (core or leverage)               467,479       5.16                362,168      4.00             $   452,710       5.00%
Tier 1 risk-based                       467,479      23.24                    ---       ---                 120,693       6.00
Total risk-based                        468,001      23.27                160,925      8.00                 201,156      10.00

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


New Accounting Pronouncements

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Condition and measure those instruments at fair value. The Company adopted SFAS 133 as of January 1, 2001 and recorded a loss of $10 million before tax, or $6 million after tax. Because the Company has decided not to use permitted hedge accounting for the derivative financial instruments in portfolio on March 31, 2003 and 2002, the changes in fair value of these instruments are reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings.

           In September 2000, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). This statement replaces previously issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. From time to time, the Company securitizes loans from its portfolio into MBS, including MBS-REMICs. Under SFAS 140, if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosure under SFAS 140. In accordance with SFAS 140, the Company's securitizations after March 31, 2001 resulted in securities classified as securitized loans and recorded as loans receivable (see page 21 for further discussions).


           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on January 1, 2003 had no impact on the Company's financial statements.

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

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS 148 on January 1, 2003. See page six for the required disclosure.

Results Of Operations

           Net Earnings

           Net earnings for the three months ended March 31, 2003 were $260 million compared to net earnings of $238 million for the three months ended March 31, 2002. Net earnings increased in 2003 as compared to 2002 primarily as a result of increased net interest income, which was partially offset by an increase in general and administrative expenses.

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

           Net interest income amounted to $529 million for the three months ended March 31, 2003 as compared to $467 million for the three months ended March 31, 2002. This amount represented a 13% increase over the previous year. The growth of net interest income in 2003 compared with the prior year resulted from the growth in the loan portfolio over the past twelve months which was partially offset by a modest decrease for the first quarter in the Company's average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

           Between March 31, 2002 and March 31, 2003, the Company's earning asset balance increased by $10.6 billion or 18%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales.

           As noted in the discussion of the gap on pages 10 and 11, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a while until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended March 31, 2003, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.48% with a high of 3.21% and a low of 1.88%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001, while the yield on the Company's assets fell by only 166 basis points. As a consequence, the Company's primary spread widened substantially during 2001, and by yearend reached 3.21%, the highest level in the Company's history. In 2002, the Federal Funds rate remained steady at 1.75% until November, when the Federal Reserve's Open Market Committee lowered the Federal Funds rate by 50 basis points to 1.25%. During 2002, the Company's cost of funds declined by an additional 83 basis points. At the same time, the Company's asset yield fell by 111 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at December 31, 2002. Reflecting the decline of short-term interest rates at the end of 2002, the Company's cost of funds declined by 26 basis points during the first three months of 2003, while the yield on the Company's assets fell by only 18 basis points. Consequently, the Company's primary spread widened to 3.01% at March 31, 2003. However, the average primary spread for the first three months of 2003 was 2.97% compared with 3.12% for the same period in 2002.

           The table below shows the components of the Company's primary spread at March 31, 2003, December 31, 2002, and March 31, 2002.

                                    TABLE 18

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                  March 31            December 31            March 31
                                                    2003                  2002                 2002
                                                -------------       -----------------      -------------
Yield on loan portfolio, including MBS                  5.08%                   5.28%              5.82%
Yield on investments                                    1.39                    1.94               5.95
                                                -------------       -----------------      -------------
Yield on earning assets                                 5.07                    5.25               5.82
                                                -------------       -----------------      -------------
Cost of deposits                                        2.25                    2.56               3.04
Cost of borrowings                                      1.67                    1.85               2.35
                                                -------------       -----------------      -------------
Cost of funds                                           2.06                    2.32               2.81
                                                -------------       -----------------      -------------
Primary spread                                          3.01%                   2.93%              3.01%
                                                =============       =================      =============

           The following table sets forth certain information with respect to the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003 and 2002.

                                    TABLE 19

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                           Three Months Ended                        Three Months Ended
                                                             March 31, 2003                            March 31, 2002
                                             ------------------------------------------    -----------------------------------------
                                                                Annualized     End of                       Annualized     End of
                                               Average           Average       Period         Average        Average       Period
                                             Balances(a)(b)       Yield        Yield       Balances(a)(b)     Yield         Yield
                                             --------------    ------------   ---------    -------------    -----------    ---------
          ASSETS
          Investment securities               $ 3,570,110              1.46%     1.39%       $ 2,904,853          1.98%       5.95%
          Loans receivable, including MBS(c)   65,323,349              5.22      5.08         55,407,310          6.05        5.82
          Invest. in capital stock of FHLBs     1,092,206              4.28      3.78          1,055,578          5.94        4.32
                                             --------------    ------------                -------------    -----------
          Interest-earning assets             $69,985,665              5.01%                 $59,367,741          5.85%
                                             ==============    ============                =============    ===========

          LIABILITIES
          Deposits:
              Checking accounts               $   157,653              1.29%     1.15%       $   105,546          2.10%       1.28%
              Savings accounts                 28,898,431              2.14      2.02         15,053,235          2.44        2.53
              Term accounts                    13,324,097              2.84      2.80         20,065,569          3.67        3.50
                                             --------------    ------------      ------    -------------    -----------    ---------
                  Total deposits               42,380,181              2.36      2.25         35,224,350          3.14        3.04
          Advances from FHLBs                  18,464,307              1.52      1.46         17,550,669          2.29        2.19
          Reverse repurchases                     401,313              1.26       .30             95,510          1.76         .78
          Other borrowings                      4,824,282              2.27      4.58          3,393,103          2.84        5.55
                                             --------------    ------------                -------------    -----------
          Interest-bearing liabilities        $66,070,083              2.11%                 $56,263,632          2.85%
                                             ==============    ============                =============    ==========

          Average net interest spread                                  2.90%                                      3.00%
                                                               ============                                 ===========

          Net interest income                  $  528,741                                    $  466,899
                                             ==============                                =============

          Net yield on average interest-
              earning assets                                           3.02%                                      3.15%
                                                               ============                                 ===========


(a) Averages are computed using daily balances.
(b) Includes balances of assets and liabilities that were acquired and matured within the same month. (c) Includes nonaccrual loans (90 days or more past due).

           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three months ended March 31, 2003 and 2002.

                                    TABLE 20

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                  Three Months Ended
                                                                       March 31
                                                              ---------------------------
                                                                 2003            2002
                                                              ------------     ----------
Interest on loans                                                    81.9 %         70.2 %
Interest on mortgage-backed securities                                8.4           19.2
Interest and dividends on investments                                 2.6            3.2
                                                              ------------     ----------
                                                                     92.9           92.6
Less:
  Interest on deposits                                               26.5           29.5
  Interest on advances and other borrowings                          10.4           13.3
                                                              ------------     ----------
                                                                     36.9           42.8

Net interest income                                                  56.0           49.8
  Provision for loan losses                                            .5             .9
                                                              ------------     ----------
Net interest income after provision for loan losses                  55.5           48.9

Add:
  Fees                                                                3.7            3.9
  Gain on the sale of securities, MBS and loans                       1.6            1.5
  Change in fair value of derivatives                                  .3             .8
  Other non-interest income                                           1.5            1.2
                                                              ------------     ----------
                                                                      7.1            7.4
Less:
  General and administrative expenses                                18.0           15.0
  Taxes on income                                                    17.1           15.9
                                                              ------------     ----------
Net earnings                                                         27.5 %         25.4 %
                                                              ============     ==========


           Interest on Loans

           In the first quarter of 2003, interest on loans increased by $116 million or 17.6% from the comparable period in 2002. The increase in the first quarter of 2003 was due to a $16.3 billion increase in the average portfolio balance which was partially offset by an 88 basis point decrease in the average portfolio yield.

           Interest on Mortgage-Backed Securities

           In the first quarter of 2003, interest on mortgage-backed securities decreased by $101 million or 56.2% from the comparable period in 2002. The decrease in the first quarter of 2003 was primarily due to a $6.3 billion decrease in the average portfolio balance and a 46 basis point decrease in the average portfolio yield. The decrease in the mortgage-backed securities portfolio was primarily due to the desecuritization of Fannie Mae MBS into loans, as discussed on page 21.

           Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the first quarter of 2003, interest and dividends on investments decreased by $5 million or 17.9% from the comparable period in 2002. The decrease in the first quarter of 2003 was due to a 52 basis point decrease in the average portfolio yield partially offset by a $665 million increase in the average portfolio balance. Investment income in the first quarter 2002 was also bolstered by $4.4 million because the fourth quarter 2001 FHLB of San Francisco dividend, which was received in February 2002, was unexpectedly high.

           Interest on Deposits

           In the first quarter of 2003, interest on deposits decreased by $26 million or 9.6% from the comparable period in 2002. The decrease in the first quarter of 2003 was due to a 78 basis point decrease in the average cost of deposits partially offset by a $7.2 billion increase in the average balance of deposits.

           Interest on Advances and Other Borrowings

           In the first quarter of 2003, interest on advances and other borrowings decreased by $26 million or 21.0% from the comparable period of 2002. The decrease in the first quarter of 2003 was primarily due to a 71 basis point decrease in the average cost of these borrowings partially offset by a $2.7 billion increase in the average balance.

           Interest Rate Swaps

           The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any interest rate swaps or other derivative financial instruments for trading purposes.

                                    TABLE 21

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                                      Three Months Ended
                                                        March 31, 2003
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2002                         $    91            $   591
Maturities                                               (91 )             (335)
                                               --------------    ---------------
Balance at March 31, 2003                           $    -0-            $   256
                                               ==============    ===============

           The range of floating interest rates received on swap contracts in the first three months of 2003 was 1.26% to 1.83%, and the range of floating interest rates paid on swap contracts was 1.78% to 1.84%. The range of fixed interest rates received on swap contracts in the first three months of 2003 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.42% to 7.53%.

           Interest rate swap payment activity decreased net interest income by $3.3 million for the three months ended March 31, 2003 as compared to a decrease of $6.0 million for the same period in 2002.

           The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $3 million, or $.01 after tax per diluted share for the three months ended March 31, 2003, as compared to pre-tax income of $7 million, or $.03 after tax per diluted share for the three months ended March 31, 2002. This additional income occurred because the fair value of Golden West's swaps changed in 2003 and 2002 as a result of interest rate movements and the maturities of interest rate swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at March 31, 2003.

           Provision for Loan Losses

           The provision for loan losses was $4 million for the three months ended March 31, 2003 compared to $9 million for the same period in 2002.

           Noninterest Income

           Noninterest income was $67 million for the three months ended March 31, 2003 compared to $70 million for the same period in 2002. The decrease in 2003 as compared to 2002 resulted primarily from the decrease in income associated with the ongoing valuation of swaps.

           General and Administrative Expenses

           For the first quarter of 2003, general and administrative expenses (G&A) were $170 million compared to $141 million for the comparable period in 2002. G&A as a percentage of average assets on an annualized basis was .98% for the first quarter of 2003 compared to .96% for the same period in 2002. G&A expenses increased in 2003 because of the increased activity on both the loan and savings sides of the business, as well as the continued investment in resources to support future expansion of the Company. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 28.48% for the first quarter of 2003 compared to 26.27% for the same period in 2002.

           Taxes on Income

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.3% for the first quarter of 2003 compared to 38.5% for the first quarter of 2002.

Liquidity and Capital Resources

           WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB of San Francisco; bank notes; borrowings from its parent; borrowings from its WTX subsidiary; debt collateralized by mortgages, MBS, or securities; and sales of loans. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit; federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

           WTX's principal sources of funds are cash flows generated from borrowings from the FHLB Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or securities; and borrowings from affiliates.

           The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 26), and general and administrative expenses. At March 31, 2003, December 31, 2002, and March 31, 2002, Golden West's total cash and investments amounted to $773 million, $830 million, and $213 million, respectively. Included in the cash and investments above are a subordinated note receivable from WSB in the amount of $100 million at March 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 10, 11, and 30. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at March 31, 2003, Management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

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

                           PART II. OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    April 28, 2003 - Annual Meeting

                                                   For              Against        Withheld         Abstain
                                            ------------------   --------------  --------------   -------------
(b) Directors elected:

       Maryellen Cattani Herringer                140,786,954                        1,715,598
       Kenneth T. Rosen                           140,771,959                        1,730,593
       Herbert M. Sandler                         139,325,958                        3,176,594

(c) Ratification of Auditors:

       Appointment of Deloitte & Touche
       LLP, independent public
       accountants, for the fiscal year
       2003                                       140,286,447        1,497,523                         718,582


Other Directors continuing in office are:
Louis J. Galen, Antonia Hernandez, Patricia A. King, Bernard A. Osher, Marion O. Sandler, and Leslie Tang Schilling.


ITEM 5.         AUDIT SERVICES DISCLOSURE

           On April 28, 2003, the stockholders of the Company ratified the selection of Deloitte & Touche LLP to serve as the Company's independent outside auditors for the year ending December 31, 2003, and pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform reviews of the Company's interim financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits

Exhibit No.   Description

3 (a)         Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1990.

3 (b)         By-Laws of the Company, as amended in 1997, are incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 1997.

4 (a)         The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)        1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10 (a) of the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 2002.

10 (b)        Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company's 2002 Annual Meeting of Stockholders.

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

10 (e)        Deferred Compensation Agreement between the Company and
               Michael Roster is incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (f)        Operating lease on Company headquarters building, 1901 Harrison
               Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

10 (g)        Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to
               Exhibit 10(g) to the Company's Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (h)        Form of Indemnification Agreement for use by by the Company with its directors.

11            Statement of Computation of Earnings Per Share

Exhibit No.   Description

99.1          Certification of Principal Executive Officer Pursuant to
               18 U.S.C. Section 1350.

99.2          Certification of Principal Executive Officer Pursuant to
               18 U.S.C. Section 1350.

99.3          Certification of Principal Financial Officer Pursuant to
               18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

           The Registrant did not file any current reports on Form 8-K with the Commission during the first quarter of 2003, but has since filed the following report on Form 8-K with the Commission:

           1. Report filed April 18, 2003. Item 7. Exhibits. The report dated April 17, 2003 included the Golden West First Quarter 2003 Earnings Press Release and the Golden West March 31, 2003 Thirteen Month Statistical Data Press Release.





                        Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  May 13, 2003
                        /s/ Russell W. Kettell
                        -----------------------
                        Russell W. Kettell
                        President and Chief Financial Officer



                        /s/ William C. Nunan
                        -----------------------
                        William C. Nunan
                        Group Senior Vice President and Chief Accounting Officer

                                  CERTIFICATION

I, Herbert M. Sandler, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003                                   /s/ Herbert M. Sandler
-----------------------------------------      ---------------------------------
Date                                           Herbert M. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Marion O. Sandler, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003                                   /s/ Marion O. Sandler
-----------------------------------------      ---------------------------------
Date                                           Marion O. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  CERTIFICATION

I, Russell W. Kettell, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and
6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003                               /s/ Russell W. Kettell
-------------------------------------      ---------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                                 EXHIBIT 10 (h)
                            INDEMNIFICATION AGREEMENT

           INDEMNIFICATION AGREEMENT (this "Agreement"), made as of this 28th day of April, 2003, by and between Golden West Financial Corporation, a Delaware corporation (the "Company"), and ____________________ (the "Indemnitee"), a director of the Company.

           WHEREAS, the Indemnitee is currently serving as a director of the Company and in such capacity has rendered and will render valuable services to the Company; and

           WHEREAS, the stockholders of the Company have adopted bylaws (the "Bylaws") providing for the indemnification of directors, officers, employees and other agents of the Company as authorized by the Delaware law, and the Bylaws and Delaware law, by their non-exclusive nature, permit contracts between the Company and its directors, officers, employees and agents with respect to indemnification of such persons; and

           WHEREAS, the number of lawsuits challenging the judgment and actions of directors, the costs of defending those lawsuits, and the threat to directors' personal assets have all materially increased over the past several years, potentially impacting the willingness of capable individuals to undertake the responsibilities imposed on directors; and

           WHEREAS, recent federal legislation and rules adopted by the Securities and Exchange Commission and the New York Stock Exchange have imposed additional disclosure and corporate governance obligations on directors of public companies and have exposed directors to new and substantially broadened civil liabilities and a greater risk of criminal proceedings; and

           WHEREAS, in order to induce and encourage highly experienced and capable persons such as the Indemnitee to continue to serve as director of the Company, the Board of Directors has determined, after due consideration and investigation of the terms and provisions of this Agreement and the various other alternatives available to the Company and the Indemnitee in lieu hereof, that this Agreement is not only reasonable and prudent, but necessary to promote and ensure the best interests of the Company and its stockholders;

           NOW, THEREFORE, in consideration of the premises and mutual agreements hereinafter set forth, and other good and valuable consideration, including, without limitation, the continued service of the Indemnitee, the receipt of which hereby is acknowledged, and in order to induce the Indemnitee to continue to serve as a director of the Company, the Company and the Indemnitee hereby agree as follows:

1. Definitions. As used in this Agreement:

(a) "Change in Control" shall mean a change in control of the Company of a nature that would be required to be reported in response to Item 5(f) of
Schedule 14A of Regulation 14A (or in response to any similar item on any similar or successor schedule or form) promulgated under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (collectively, the "Act"), whether or not the Company is then subject to such reporting requirement; provided, however, that, without limitation, such a Change in Control shall be deemed to have occurred (irrespective of the applicability of the initial clause of this definition) if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act, but excluding any trustee or other fiduciary holding securities pursuant to an employee benefit or welfare plan or employee stock plan of the Company or any subsidiary of the Company, or any entity organized, appointed, established or holding securities of the Company with voting power for or pursuant to the terms of any such plan) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities without the prior approval of at least two-thirds of the Continuing Directors (as defined below) in office immediately prior to such person's attaining such interest; (ii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which Continuing Directors in office immediately prior to such transaction or event constitute less than a majority of the Board of Directors of the Company (or any successor entity) thereafter; or (iii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of the Company (including for this purpose any new director whose election or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period) (such directors being referred to herein as "Continuing Directors") cease for any reason to constitute at least a majority of the Board of Directors of the Company.

(b) "Disinterested Director" with respect to any request by the Indemnitee for indemnification or advancement of expenses hereunder shall mean a director of the Company who neither is nor was a party to the Proceeding (as defined below) in respect of which indemnification or advancement is being sought by the Indemnitee.

(c) The term "Expenses" shall mean, without limitation, expenses of Proceedings, including attorneys' fees, disbursements and retainers, accounting and witness fees, expenses related to the preparation or service as a witness, travel and deposition costs, expenses of investigations, judicial or administrative proceedings and appeals, amounts paid in settlement of a Proceeding by or on behalf of the Indemnitee, costs of attachment or similar bonds, any expenses of attempting to establish or establishing a right to indemnification or advancement of expenses, under this Agreement, the Company's Certificate of Incorporation or Bylaws, applicable law or otherwise, and reasonable compensation for time spent by the Indemnitee in connection with the investigation, defense or appeal of a Proceeding or action for indemnification for which the Indemnitee is not otherwise compensated by the Company or any third party. The term "Expenses" shall not include the amount of judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, which are actually levied against or sustained by the Indemnitee to the extent sustained after final adjudication.

(d) The term "Independent Legal Counsel" shall mean any firm of attorneys, selected by the Company, with prior experience advising clients about the issues pertaining to the Proceeding, so long as such firm has not represented the Company, the Indemnitee, any entity controlled by the Indemnitee, or any party adverse to the Company, within the preceding five years. Notwithstanding the foregoing, the term "Independent Legal Counsel" shall not include any person who, under applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or the Indemnitee in an action to determine the Indemnitee's right to indemnification or advancement of expenses under this Agreement, the Company's Certificate of Incorporation or Bylaws, applicable law or otherwise.

(e) The term "Proceeding" shall mean any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, or any other proceeding (including, without limitation, an appeal therefrom), formal or informal, whether brought in the name of the Company or otherwise, whether of a civil, criminal, administrative or investigative nature, and whether by, in or involving a court or an administrative, other governmental or private entity or body (including, without limitation, an investigation by the Company or its Board of Directors), by reason of (i) the fact that the Indemnitee is or was a director of the Company, or is or was serving at the request of the Company as an agent of another enterprise, whether or not the Indemnitee is serving in such capacity at the time any liability or expense is incurred for which indemnification or reimbursement is to be provided under this Agreement, (ii) any actual or alleged act or omission or neglect or breach of duty, including, without limitation, any actual or alleged error or misstatement or misleading statement, which the Indemnitee commits or suffers while acting in any such capacity, or (iii) the Indemnitee attempting to establish or establishing a right to indemnification or advancement of expenses pursuant to this Agreement, the Company's Certificate of Incorporation or Bylaws, applicable law or otherwise.

(f) The phrase "serving at the request of the Company as an agent of another enterprise" or any similar terminology shall mean, unless the context otherwise requires, (i) serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, limited liability company, trust, employee benefit or welfare plan or other enterprise, foreign or domestic, and (ii) serving as a director, officer, employee or agent of a corporation which was a predecessor corporation of the Company or of another enterprise at the request of such predecessor corporation. The phrase "serving at the request of the Company" shall include, without limitation, any service as a director of the Company which imposes duties on, or involves services by, such director with respect to the Company or any of the Company's subsidiaries, affiliates, employee benefit or welfare plans, such plan's participants or beneficiaries or any other enterprise, foreign or domestic. In the event that the Indemnitee shall be a director, officer, employee or agent of another corporation, partnership, joint venture, limited liability company, trust, employee benefit or welfare plan or other enterprise, foreign or domestic, 40% or more of the common stock, combined voting power or total equity interest of which is owned by the Company or any subsidiary or affiliate thereof, then it shall be presumed conclusively that the Indemnitee is so acting at the request of the Company.

2. No Employment Rights. Nothing contained in this Agreement is intended to create in Indemnitee any right to continued employment with or by the Company or any of its subsidiaries or affiliates.

3. Proceeding Other Than a Proceeding By or In the Right of the Company. The Company shall indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding (other than a Proceeding by or in the right of the Company to procure a judgment in its favor), by reason of the fact that the Indemnitee is or was a director of the Company, or is or was serving at the request of the Company as an agent of another enterprise, against all Expenses, judgments, fines, interest or penalties, and excise taxes assessed with respect to any employee benefit or welfare plan, which are actually and reasonably incurred by the Indemnitee in connection with such a Proceeding, to the fullest extent permitted by applicable law; provided, however, that any settlement of a Proceeding must be approved in advance in writing by the Company.

4. Proceedings By or In the Right of the Company. The Company shall indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding by or in the right of the Company to procure a judgment in its favor by reason of the fact that the Indemnitee is or was a director of the Company, or is or was serving at the request of the Company as an agent of another enterprise, against all Expenses, judgments, fines, interest or penalties, and excise taxes assessed with respect to any employee benefit or welfare plan, which are actually and reasonably incurred by the Indemnitee in connection with the defense or settlement of such a Proceeding, to the fullest extent permitted by applicable law.

5. Indemnification for Costs, Charges and Expenses of Witness or Successful Party. Notwithstanding any other provision of this Agreement (except as set forth in subparagraph 9(a) hereof), and without a requirement for determination as required by Paragraph 8 hereof, to the extent that the Indemnitee (a) has prepared to serve or has served as a witness in any Proceeding in any way relating to the Company or any of the Company's subsidiaries, affiliates, employee benefit or welfare plans, such plan's participants or beneficiaries or any other enterprise, foreign or domestic, or anything done or not done by the Indemnitee as a director of the Company, as a director, officer, employee or agent of another corporation, partnership, joint venture, limited liability company, trust, employee benefit or welfare plan or other enterprise, foreign or domestic, or as a director, officer, employee or agent of a corporation which was a predecessor corporation of the Company or of another enterprise, at the request of such predecessor corporation, or (b) has been successful in defense of any Proceeding or in defense of any claim, issue or matter therein, on the merits or otherwise, including the dismissal of a Proceeding without prejudice or the settlement of a Proceeding without an admission of liability, the Indemnitee shall be indemnified against all Expenses actually and reasonably incurred by the Indemnitee in connection therewith to the fullest extent permitted by applicable law.

6. Partial Indemnification. If the Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for a portion of the Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, which are actually and reasonably incurred by the Indemnitee in the investigation, defense, appeal or settlement of any Proceeding, but not, however, for the total amount of the Indemnitee's Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, then the Company shall nevertheless indemnify the Indemnitee for the portion of such Expenses, judgments, fines, interest penalties or excise taxes to which the Indemnitee is entitled.

7. Advancement of Expenses. The Expenses incurred by the Indemnitee in any Proceeding shall be paid promptly by the Company in advance of the final disposition of the Proceeding at the written request of the Indemnitee to the fullest extent permitted by applicable law; provided, however, that the Indemnitee shall set forth in such request reasonable evidence that such Expenses have been incurred by the Indemnitee in connection with such Proceeding, a statement that such Expenses do not relate to any matter described in subparagraph 9(a) of this Agreement, and an undertaking in writing to repay (without interest) any advances if it is ultimately determined as provided in subparagraph 8(b) of this Agreement that the Indemnitee is not entitled to indemnification under this Agreement. In addition, in consideration of the indemnification and advancement of expenses provided under this Agreement, Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee's power.

8. Indemnification Procedure; Determination of Right to Indemnification.

(a) Promptly after receipt by the Indemnitee of notice of the commencement of any Proceeding, the Indemnitee shall, if a claim for indemnification or advancement of Expenses in respect thereof is to be made against the Company under this Agreement, notify the Company of the commencement thereof in writing. The omission to so notify the Company will not relieve the Company from any liability which the Company may have to the Indemnitee under this Agreement unless the Company shall have lost significant substantive or procedural rights with respect to the defense of any Proceeding as a result of such omission to so notify.

(b) The Indemnitee shall be conclusively presumed to have met the relevant standards of conduct, if any, as defined by applicable law, for indemnification pursuant to this Agreement and shall be absolutely entitled to such indemnification, unless a determination by clear and convincing evidence is made that the Indemnitee has not met such standards by (i) the Board of Directors by a majority vote of a quorum thereof consisting of Disinterested Directors, (ii) the stockholders of the Company by majority vote of a quorum thereof consisting of stockholders who are not parties to the Proceeding due to which a claim for indemnification is made under this Agreement, (iii) Independent Legal Counsel as set forth in a written opinion (it being understood that such Independent Legal Counsel shall make such determination only if the quorum of Disinterested Directors referred to in clause (i) of this subparagraph 8(b) is not obtainable or if the Board of Directors of the Company by a majority vote of a quorum thereof consisting of Disinterested Directors so directs), or (iv) a court of competent jurisdiction; provided, however, that if a Change in Control shall have occurred and the Indemnitee so requests in writing, such determination shall be made only by a court of competent jurisdiction.

(c) If a claim for indemnification or advancement of Expenses under this Agreement is not paid by the Company within 30 days after receipt by the Company of written notice thereof, the rights provided by this Agreement shall be enforceable by the Indemnitee in any court of competent jurisdiction. Such judicial proceeding shall be made de novo. The burden of proving by clear and convincing evidence that indemnification or advances are not appropriate shall be on the Company. Neither the failure of the directors or stockholders of the Company or Independent Legal Counsel to have made a determination prior to the commencement of such action that indemnification or advancement of Expenses is proper in the circumstances because the Indemnitee has met the applicable standard of conduct, if any, nor an actual determination by the directors or stockholders of the Company or Independent Legal Counsel that the Indemnitee has not met the applicable standard of conduct shall be a defense to an action by the Indemnitee or create a presumption for the purpose of such an action that the Indemnitee has not met the applicable standard of conduct. The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself (i) create a presumption that the Indemnitee did not act in good faith and in a manner which he reasonably believed to be in the best interests of the Company and/or its stockholders, and, with respect to any criminal Proceeding, that the Indemnitee had reasonable cause to believe that his conduct was unlawful or (ii) otherwise adversely affect the rights of the Indemnitee to indemnification or advancement of Expenses under this Agreement, except as may be provided herein. The Company shall not oppose the Indemnitee's right or entitlement to indemnification or advancement of Expenses in any such judicial proceeding or appeal therefrom. The Company further agrees to stipulate in any such judicial proceeding that the Company is bound by all the provisions of this Agreement and is precluded from making any assertion to the contrary.

(d) If a court of competent jurisdiction shall determine that the Indemnitee is entitled to any indemnification or advancement of Expenses hereunder, the Company shall pay all Expenses actually and reasonably incurred by the Indemnitee in connection with such adjudication (including, but not limited to, any appellate proceedings). The Indemnitee's Expenses incurred in connection with any Proceeding concerning the Indemnitee's right to indemnification or advancement of Expenses in whole or in part pursuant to this Agreement shall also be indemnified by the Company, regardless of the outcome of such a Proceeding, to the fullest extent permitted by applicable law and the Company's Certificate of Incorporation, as amended.

(e) With respect to any Proceeding for which indemnification or advancement of Expenses is requested, the Company will be entitled to participate therein at its own expense and, except as otherwise provided below, to the extent that it may wish, the Company may assume the defense thereof, with counsel reasonably satisfactory to the Indemnitee. After notice from the Company to the Indemnitee of its election to assume the defense of a Proceeding, the Company will not be liable to the Indemnitee under this Agreement for any Expenses subsequently incurred by the Indemnitee in connection with the defense thereof, other than as provided below. The Company shall not settle any Proceeding in any manner which would impose any penalty or limitation on the Indemnitee without the Indemnitee's written consent. The Indemnitee shall have the right to employ his own counsel in any Proceeding, but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense of the Proceeding shall be at the expense of the Indemnitee, unless (i) the employment of counsel by the Indemnitee has been authorized by the Company, (ii) the Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and the Indemnitee in the conduct of the defense of a Proceeding, or (iii) the Company shall not in fact have employed counsel to assume the defense of a proceeding, in each of which cases the fees and expenses of the Indemnitee's counsel shall be advanced by the Company. The Company shall not be entitled to assume the defense of any Proceeding brought by or on behalf of the Company or as to which the Indemnitee has concluded that there may be a conflict of interest between the Company and the Indemnitee. 9. Limitations on Indemnification. No payments pursuant to this Agreement shall be made by the
Company:

(a) To indemnify or advance funds to the Indemnitee for Expenses with respect to
(i) Proceedings initiated or brought voluntarily by the Indemnitee and not by way of defense, except with respect to Proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under applicable law or (ii) Expenses incurred by the Indemnitee in connection with preparing to serve or serving, prior to a Change in Control, as a witness in cooperation with any party or entity who or which has threatened or commenced any action or proceeding against the Company, or any director, officer, employee, trustee, agent, representative, subsidiary, parent corporation or affiliate of the Company, but such indemnification or advancement of Expenses in each such case may be provided by the Company if the Board of Directors finds it to be appropriate;

(b) To indemnify the Indemnitee for any Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, and sustained in any Proceeding for which payment is actually made to the Indemnitee under a valid and collectible insurance policy or valid and enforceable indemnity clause, bylaw or agreement, except in respect of any excess beyond the amount of payment under such insurance, clause, bylaw or agreement;

(c) To indemnify the Indemnitee for any Expenses, judgments, fines, expenses or penalties sustained in any Proceeding for an accounting of profits made from the purchase or sale by the Indemnitee of securities of the Company pursuant to the provisions of Section 16(b) of the Act or similar provisions of any federal, state or local statute or regulation;

(d) To indemnify the Indemnitee for any Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, for which the Indemnitee is indemnified by the Company otherwise than pursuant to this Agreement;

(e) To indemnify the Indemnitee for any Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, on account of the Indemnitee's conduct if such conduct shall be finally adjudged to have been knowingly fraudulent, deliberately dishonest or willful misconduct, including, without limitation, conduct that constituted a breach of the duty of loyalty to the Company or resulted in any personal profit or advantage to which Indemnitee was not legally entitled; or

(f) If a court of competent jurisdiction determines that any indemnification hereunder is unlawful.

10. Continuation of Indemnification. All agreements and obligations of the Company contained herein shall continue during the period that the Indemnitee is a director, officer, employee or other agent of the Company (or is or was serving at the request of the Company as an agent of another enterprise, foreign or domestic) and shall continue thereafter so long as the Indemnitee shall be subject to any possible Proceeding by reason of the fact that the Indemnitee was a director of the Company or serving in any other capacity referred to in this Paragraph 10.

11. Indemnification Hereunder Not Exclusive. The indemnification provided by this Agreement shall not be deemed to be exclusive of any other rights to which the Indemnitee may be entitled under the Company's Certificate of Incorporation, as amended, the Company's Bylaws, as amended, any agreement, vote of stockholders or vote of Disinterested Directors, provisions of applicable law, or otherwise, both as to action or omission in the Indemnitee's official capacity and as to action or omission in another capacity on behalf of the Company while holding such office.

12. Extension of Indemnification Rights to Indemnitee's Associates. If the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding by reason of the fact that the Indemnitee is or was a director of the Company, and if any Associate of the "Indemnitee" (as defined in Rule 12b-2 under the Act) is also involved in such Proceeding primarily as a result of actions taken or omitted by the Indemnitee as a director of the Company or while serving at the request of the Company as an agent of another enterprise, foreign or domestic, such Associate of the Indemnitee shall also be entitled to indemnification under this Agreement in the same manner as the Indemnitee, but only to the extent that the claims against such Associate are based upon or directly attributable to actions taken or omitted by the Indemnitee.

13. Successors and Assigns.

(a) This Agreement shall be binding upon, and shall inure to the benefit of, the Indemnitee and the Indemnitee's heirs, executors, administrators and assigns, whether or not the Indemnitee has ceased to be a director, and the Company and its successors and assigns. Upon the sale of all or substantially all of the business, assets or capital stock of the Company to, or upon the merger of the Company into or with, any corporation, partnership, joint venture, trust or other person, this Agreement shall inure to the benefit of and be binding upon both the Indemnitee and such purchaser or successor person. Subject to the foregoing, this Agreement may not be assigned by either party without the prior written consent of the other party hereto.

(b) If the Indemnitee is deceased and is entitled to indemnification under any provision of this Agreement, the Company shall indemnify the Indemnitee's estate and the Indemnitee's spouse, heirs, executors, administrators and assigns against, and the Company shall, and does hereby agree to assume, any and all Expenses actually and reasonably incurred by or for the Indemnitee or the Indemnitee's estate, in connection with the investigation, defense, appeal or settlement of any Proceeding. Further, when requested in writing by the spouse of the Indemnitee, and/or the Indemnitee's heirs, executors, administrators and assigns, the Company shall provide appropriate evidence of the Company's agreement set out herein to indemnify the Indemnitee against and to itself assume such Expenses.

14. Subrogation. In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all documents required and shall do all acts that may be necessary to secure such rights and to enable the Company effectively to bring suit to enforce such rights.

15. Severability. Each and every paragraph, sentence, term and provision of this Agreement is separate and distinct so that if any paragraph, sentence, term or provision thereof shall be held to be invalid, unlawful or unenforceable for any reason, such invalidity, unlawfulness or unenforceability shall not affect the validity, unlawfulness or enforceability of any other paragraph, sentence, term or provision hereof. To the extent required, any paragraph, sentence, term or provision of this Agreement may be modified by a court of competent jurisdiction to preserve its validity and to provide the Indemnitee with the broadest possible indemnification permitted under applicable law.

16. Savings Clause. If this Agreement or any paragraph, sentence, term or provision hereof is invalidated on any ground by any court of competent jurisdiction, the Company shall nevertheless indemnify the Indemnitee as to any Expenses, judgments, fines, interest or penalties, or excise taxes assessed with respect to any employee benefit or welfare plan, which are incurred with respect to any Proceeding to the fullest extent permitted by any (a) applicable paragraph, sentence, term or provision of this Agreement that has not been invalidated or (b) applicable provision of Delaware law.

17. Interpretation; Governing Law. This Agreement shall be construed as a whole and in accordance with its fair meaning. Headings are for convenience only and shall not be used in construing meaning. This Agreement shall be governed and interpreted in accordance with the laws of the State of Delaware without regard to the conflict of laws principles thereof.

18. Amendments. No amendment, waiver, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by the party against whom enforcement is sought. The indemnification rights afforded to the Indemnitee hereby are contract rights and may not be diminished, eliminated or otherwise affected by amendments to the Certificate of Incorporation, Bylaws or by other agreements, including directors' and officers' liability insurance policies, of the Company. If the indemnification provisions of Delaware law are amended or interpreted after the date of this Agreement to permit the Company to provide broader indemnification rights, the Company hereby agrees to provide such broader rights to Indemnitee under this Agreement as are then available under Delaware law.

19. Counterparts. This Agreement may be executed in one or more counterparts, all of which are considered one and the same agreement and shall become effective when one or more counterparts have been signed by each party and delivered to the other.

20. Notices. Any notice required to be given under this Agreement shall be directed to the Company at 1901 Harrison Street, Oakland, CA 94612 Attention:
General Counsel, and to the Indemnitee at Indemnitee's address in the Company's records (of if Indemnitee's current address is not available in the records, to Golden West Financial Corporation, 1901 Harrison Street, Oakland, CA 94612,
Attention: General Counsel), or to such other address as either shall designate to the other in writing. All notices will be deemed to have been duly given (i) upon delivery if delivered by hand to the party to whom such communication was directed, or (ii) upon the third business day after the date on which such communication was mailed by certified or registered mail.

           IN WITNESS WHEREOF, the parties have executed this Indemnification Agreement as of the date first written above.

INDEMNITEE

By:

Printed Name:  ______________


GOLDEN WEST FINANCIAL CORPORATION

By:

Printed Name:

Title:

                                   EXHIBIT 11

                        Golden West Financial Corporation
        Statement of Computation of Basic and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)


                                                        Three Months Ended
                                                             March 31
                                                 ---------------------------------
                                                      2003              2002
                                                 ---------------   ---------------

Net Earnings                                         $  260,065        $  238,081
                                                 ===============   ===============

Weighted Average Shares                             153,347,780       155,415,549
Dilutive effect of outstanding
    common stock equivalents                          2,503,883         2,154,801
                                                 ---------------   ---------------
Diluted Average Shares Outstanding                  155,851,663       157,570,350
                                                 ===============   ===============

Basic Earnings Per Share                              $    1.70         $    1.53
                                                 ===============   ===============

Diluted Earnings Per Share                            $    1.67         $    1.51
                                                 ===============   ===============

                                  EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003, I, Herbert M. Sandler, Chairman of the Board and Chief Executive Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.



May 13, 2003                                   /s/ Herbert M. Sandler
-----------------------------------------      ---------------------------------
Date                                           Herbert M. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 99.2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003, I, Marion O. Sandler, Chairman of the Board and Chief Executive Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.






May 13, 2003                                   /s/ Marion O. Sandler
-----------------------------------------      ---------------------------------
Date                                           Marion O. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 99.3

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003, I, Russell W. Kettell, President and Chief Financial Officer of Golden West Financial Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.






May 13, 2003                               /s/ Russell W. Kettell
-------------------------------------      ---------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation