Form 10-Q
period 2003-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2003-08-13
CIK 42293

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

                  For the Quarterly Period ended June 30, 2003

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

                               -------------------


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

       The number of shares outstanding of the registrant's common stock as of July 31, 2003:

                       Common Stock -- 152,327,058 shares.




================================================================================

================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------
Item 1.   Financial Statements

 Consolidated Statement of Financial Condition -
      June 30, 2003 and 2002 and December 31, 2002.............................1
 Consolidated Statement of Net Earnings -
      For the three and six months ended June 30, 2003 and 2002................2
 Consolidated Statement of Cash Flows -
      For the three and six months ended June 30, 2003 and 2002................3
 Consolidated Statement of Stockholders' Equity -
      For the six months ended June 30, 2003 and 2002..........................5
 Note to Consolidated Financial Statements - Accounting Policies ..............6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8
 Financial Highlights..........................................................9
 Financial Condition..........................................................11
 Cash and Investments.........................................................14
 Loans Receivable, Including MBS..............................................14
 Mortgage Servicing Rights....................................................22
 Asset Quality................................................................23
 Deposits.....................................................................25
 Advances from Federal Home Loan Banks........................................26
 Securities Sold Under Agreements to Repurchase...............................27
 Other Borrowings.............................................................27
 Stockholders' Equity.........................................................27
 Regulatory Capital...........................................................28
 Results of Operations........................................................30
 Liquidity and Capital Resources..............................................37

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........38

Item 4.   Controls and Procedures.............................................38

PART II - OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K...................................39

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

         The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and six- month periods have been included. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                             (Dollars in thousands)


                                                                          June 30         December 31         June 30
                                                                            2003              2002             2002
                                                                       ---------------   ---------------   --------------
                                                                        (Unaudited)                         (Unaudited)
                                                                       ---------------                     --------------

Assets
  Cash                                                                   $    267,960       $   318,914      $   332,027
  Securities available for sale at fair value                                 604,998           922,177          369,238
  Purchased mortgage-backed securities available for sale at fair value        27,524            34,543           40,562
  Purchased mortgage-backed securities held to maturity at cost               106,098           161,846          216,697
  Mortgage-backed securities with recourse held to maturity                 4,667,649         5,871,069        7,141,275
  Loans receivable                                                         63,690,274        58,268,899       51,624,345
  Interest earned but uncollected                                             198,639           183,130          198,842
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                         1,132,714         1,072,817        1,050,819
  Foreclosed real estate                                                       11,027            11,244           11,664
  Premises and equipment--at cost less accumulated depreciation               355,042           351,942          343,620
  Other assets                                                              1,136,100         1,209,247          993,025
                                                                       ---------------   ---------------   --------------
                                                                         $ 72,198,025       $68,405,828      $62,322,114
                                                                       ===============   ===============   ==============

Liabilities and Stockholders' Equity
  Deposits                                                               $ 44,385,717       $41,038,797      $36,230,741
  Advances from Federal Home Loan Banks                                    19,927,189        18,635,099       18,948,901
  Securities sold under agreements to repurchase                               21,247           522,299           21,936
  Federal funds purchased                                                     265,000               -0-           50,000
  Bank notes                                                                   99,990         1,209,925        1,052,822
  Senior debt--net of discount                                                990,467           989,690          198,407
  Subordinated notes--net of discount                                         199,955           199,867          399,761
  Taxes on income                                                             533,122           489,252          462,940
  Other liabilities                                                           363,584           295,649          302,017
  Stockholders' equity                                                      5,411,754         5,025,250        4,654,589
                                                                       ---------------   ---------------   --------------
                                                                         $ 72,198,025       $68,405,828      $62,322,114
                                                                       ===============   ===============   ==============

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30                         June 30
                                                         ---------------------------    ----------------------------
                                                             2003           2002           2003            2002
                                                         -------------   -----------    ------------    ------------
  Interest Income
      Interest on loans                                     $ 781,855      $711,522      $1,555,684      $1,369,722
      Interest on mortgage-backed securities                   67,939       112,479         146,854         292,447
      Interest and dividends on investments                    21,529        29,788          46,219          59,856
                                                         -------------   -----------    ------------    ------------
                                                              871,323       853,789       1,748,757       1,722,025
  Interest Expense
      Interest on deposits                                    236,128       263,148         486,230         539,729
      Interest on advances                                     69,715       100,010         139,656         200,277
      Interest on repurchase agreements                            13           612           1,282           1,032
      Interest on other borrowings                             23,846        25,000          51,227          49,069
                                                         -------------   -----------    ------------    ------------
                                                              329,702       388,770         678,395         790,107
                                                         -------------   -----------    ------------    ------------
  Net Interest Income                                         541,621       465,019       1,070,362         931,918
  Provision for loan losses                                     3,501         5,186           7,980          13,725
                                                         -------------   -----------    ------------    ------------
  Net Interest Income after Provision for Loan Losses         538,120       459,833       1,062,382         918,193
  Noninterest Income
      Fees                                                     41,920        33,369          76,431          69,872
      Gain on the sale of securities, MBS and loans            21,192         6,487          36,515          20,906
      Change in fair value of derivatives                       2,793        (2,174)          5,646           4,957
      Other                                                    17,025        13,611          31,400          25,562
                                                         -------------   -----------    ------------    ------------
                                                               82,930        51,293         149,992         121,297
  Noninterest Expense
      General and administrative:
          Personnel                                           104,282        85,207         201,176         168,039
          Occupancy                                            24,298        21,240          47,897          42,405
          Deposit insurance                                     1,652         1,509           3,273           3,011
          Advertising                                           5,332         3,042          11,317           6,927
          Other                                                41,616        31,969          83,227          63,646
                                                         -------------   -----------    ------------    ------------
                                                              177,180       142,967         346,890         284,028

  Earnings before Taxes on Income                             443,870       368,159         865,484         755,462
  Taxes on income                                             171,397       141,791         332,946         291,013
                                                         -------------   -----------    ------------    ------------
  Net Earnings                                              $ 272,473      $226,368      $  532,538      $  464,449
                                                         =============   ===========    ============    ============

  Basic Earnings Per Share                                  $    1.79      $   1.46      $     3.48      $     2.99
                                                         =============   ===========    ============    ============

  Diluted Earnings Per Share                                $    1.76      $   1.44      $     3.43      $     2.95
                                                         =============   ===========    ============    ============



                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Three Months Ended             Six Months Ended
                                                                     June 30                      June 30
                                                             ------------------------    ---------------------------
                                                                2003         2002           2003           2002
                                                             -----------  -----------    ------------  -------------
Cash Flows from Operating Activities
  Net earnings                                                $ 272,473   $  226,368      $  532,538     $  464,449
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                     3,501        5,186           7,980         13,725
    Amortization of net loan costs                               24,845       13,255          41,837         20,456
    Depreciation and amortization                                10,402        9,138          20,657         17,923
    Loans originated for sale                                  (613,617)    (248,933)     (1,185,058)      (702,307)
    Sales of loans                                              894,345      339,498       1,698,886      1,110,787
    Decrease (increase) in interest earned but uncollected       (8,382)       9,576         (16,750)        57,978
    Federal Home Loan Bank stock dividends                       (9,796)     (12,363)        (21,471)       (28,048)
    Increase in other assets                                   (144,889)     (17,582)       (113,023)      (216,128)
    Increase (decrease) in other liabilities                    (32,738)     (38,487)         67,935        (10,757)
    Increase (decrease) in taxes on income                      (77,907)    (101,949)         62,320         16,026
    Other, net                                                      865        7,653           2,609         17,534
                                                             -----------  -----------    ------------  -------------
      Net cash provided by operating activities                 319,102      191,360       1,098,460        761,638

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio           (7,430,478)  (6,648,850)    (13,801,794)   (11,624,052)
    Real estate loans purchased                                    (970)         -0-          (1,070)           -0-
    Other, net                                                  (45,351)    (225,541)        (93,411)      (374,360)
                                                             -----------  -----------    ------------  -------------
                                                             (7,476,799)  (6,874,391)    (13,896,275)   (11,998,412)
  Real estate loan principal payments:
    Monthly payments                                            345,082      280,147         659,010        520,685
    Payoffs, net of foreclosures                              4,177,111    2,616,121       7,399,418      4,895,804
                                                             -----------  -----------    ------------  -------------
                                                              4,522,193    2,896,268       8,058,428      5,416,489

  Sales of mortgage-backed securities available for sale            -0-          -0-             -0-        176,063
  Repayments of mortgage-backed securities                      548,399      768,368       1,091,561      2,041,791
  Proceeds from sales of foreclosed real estate                  12,361       11,505          24,780         24,770
  Decrease in securities available for sale                       1,684       81,461         459,366        231,929
  Purchases of Federal Home Loan Bank stock                         -0-          -0-         (37,185)           -0-
  Redemptions of Federal Home Loan Bank stock                       -0-          -0-             -0-         81,782
  Additions to premises and equipment                           (10,014)     (16,976)        (24,891)       (34,127)
                                                             -----------  -----------    ------------  -------------
    Net cash used in investing activities                    (2,402,176)  (3,133,765)     (4,324,216)    (4,059,715)



                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30                         June 30
                                                              --------------------------     ----------------------------
                                                                  2003          2002            2003            2002
                                                              -------------  -----------     ------------    ------------
Cash Flows from Financing Activities
  Net increase in deposits                                      $  882,482   $  722,389      $ 3,346,920     $ 1,758,156
  Additions to Federal Home Loan Bank advances                   3,557,300    2,120,000        6,607,300       3,140,000
  Repayments of Federal Home Loan Bank advances                 (2,512,433)    (711,859)      (5,315,210)     (2,228,608)
  Proceeds from agreements to repurchase securities                  1,652      501,190          101,697         509,455
  Repayments of agreements to repurchase securities                 (2,393)    (507,777)        (602,749)       (711,042)
  Increase (decrease) in federal funds purchased                    65,000     (150,000)         265,000          50,000
  Increase (decrease) in bank notes purchased                       99,990    1,052,822       (1,109,935)      1,052,822
  Repayment of subordinated debt                                       -0-     (100,000)             -0-        (200,000)
  Dividends on common stock                                        (12,975)     (11,230)         (26,023)        (22,506)
  Exercise of stock options                                          3,499        6,168            5,625          11,925
  Purchase and retirement of Company stock                         (37,086)     (20,500)         (97,823)        (69,157)
                                                              -------------  -----------     ------------    ------------
    Net cash provided by financing activities                    2,045,036    2,901,203        3,174,802       3,291,045
                                                              -------------  -----------     ------------    ------------
Net Decrease in Cash                                               (38,038)     (41,202)         (50,954)         (7,032)
Cash at beginning of period                                        305,998      373,229          318,914         339,059
                                                              -------------  -----------     ------------    ------------
Cash at end of period                                           $  267,960   $  332,027      $   267,960     $   332,027
                                                              =============  ===========     ============    ============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                    $  332,700   $  381,833      $   675,143     $   786,746
    Income taxes                                                   249,401      243,756          270,766         275,178
  Cash received for interest and dividends                         864,061      863,468        1,733,248       1,778,783
  Noncash investing activities:
    Loans receivable and loans underlying mortgage-backed
       securities converted from adjustable rate to fixed-rate     395,182       52,910          736,952         224,633
    Loans transferred to foreclosed real estate                     11,709       11,166           24,500          22,185
    Loans securitized into mortgage-backed securities
       with recourse recorded as loans
       receivable per SFAS 140                                   4,766,064    5,351,703        4,766,064      12,194,076
    Mortgage-backed securities held to maturity desecuritized
      into adjustable rate loans and recorded as loans receivable      -0-    2,072,618              -0-       4,147,670



                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                               For the Six Months Ended June 30, 2003
                                   -------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                  Additional                       Other             Total
                                       Common      Paid-in      Retained       Comprehensive     Stockholders'       Comprehensive
                                       Stock       Capital      Earnings           Income            Equity              Income
                                     -----------  -----------  ------------   -----------------  ---------------    ----------------

Balance at January 1, 2003            $ 15,352     $198,162     $ 4,612,529     $    199,207      $ 5,025,250
Comprehensive income:
  Net earnings                             -0-          -0-         532,538              -0-          532,538         $   532,538
  Change in unrealized gains on
    securities available for sale,
    net of tax                             -0-          -0-             -0-          (27,806)         (27,806)            (27,806)
  Reclassification adjustment for
    gains included in income               -0-          -0-             -0-               (7)              (7)                 (7)
                                                                                                                    ----------------
    Comprehensive Income                                                                                              $   504,725
                                                                                                                    ================
Common stock issued upon
  exercise of stock options                 26        5,599             -0-              -0-            5,625
Purchase and retirement of
   Company stock                          (133)         -0-         (97,690)             -0-          (97,823)
Cash dividends on common
   stock ($.17 per share)                  -0-          -0-         (26,023)             -0-          (26,023)
                                     -----------  -----------  ------------   -----------------  ---------------
Balance at June 30, 2003              $ 15,245     $203,761     $ 5,021,354     $    171,394      $ 5,411,754
                                     ===========  ===========  ============   =================  ===============



                                                                 For the Six Months Ended June 30, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                   Additional                       Other             Total
                                       Common      Paid-in       Retained       Comprehensive      Stockholders'     Comprehensive
                                       Stock       Capital       Earnings           Income            Equity            Income
                                     ----------  ------------  ------------  ------------------  --------------   ----------------

Balance at January 1, 2002            $ 15,553     $173,500     $ 3,873,758     $    221,379      $ 4,284,190
Comprehensive income:
  Net earnings                             -0-          -0-         464,449              -0-          464,449         $   464,449
  Change in unrealized gains on
    securities available for sale,
    net of tax                             -0-          -0-             -0-          (13,565)         (13,565)            (13,565)
  Reclassification adjustment for
    gains included in income               -0-          -0-             -0-             (747)            (747)               (747)
                                                                                                                    ----------------
    Comprehensive Income                                                                                              $   450,137
                                                                                                                    ================
Common stock issued upon
   exercise of stock options                52       11,873             -0-              -0-           11,925
Purchase and retirement of
   Company stock                          (109)         -0-         (69,048)             -0-          (69,157)
Cash dividends on common
   stock ($.145 per share)                 -0-          -0-         (22,506)             -0-          (22,506)
                                     ----------  ------------  ------------  ------------------  --------------
Balance at June 30, 2002              $ 15,496     $185,373     $ 4,246,653     $    207,067      $ 4,654,589
                                     ==========  ============  ============  ==================  ==============

Note to Consolidated Financial Statements -- Accounting Policies

         The Company's significant accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 26, 2003 (SEC File No. 1-4629).

Stock-Based Compensation

         The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Historically, the options have been granted at exercise prices equal to the quoted market price at the date of the grant. Applying the intrinsic value based method of APB 25, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        Golden West Financial Corporation
                   Pro Forma Net Income and Earnings Per Share
                 (Dollars in thousands except per share figures)
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30                       June 30
                                                   -------------------------     -------------------------
                                                      2003          2002           2003           2002
                                                   -----------   -----------     ----------    -----------

    Net income, as reported                          $272,473      $226,368       $532,538       $464,449
    Deduct:  Total stock based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects                           (2,399)         (866)        (3,101)        (1,732)
                                                   -----------   -----------     ----------    -----------
    Pro forma net income                             $270,074      $225,502       $529,437       $462,717
                                                   ===========   ===========     ==========    ===========

    Basic earning per share
      As reported                                    $   1.79      $  1.46        $   3.48       $   2.99
      Pro forma                                          1.77         1.46            3.46           2.98
    Diluted earning per share
      As reported                                    $   1.76      $  1.44        $   3.43       $   2.95
      Pro forma                                          1.74         1.44            3.41           2.94



New Accounting Pronouncements

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS
133. This statement is effective for contracts entered into or modified after June 30, 2003. The Company believes that SFAS 149 will not have a significant impact on its financial statements.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that SFAS 150 will not have a significant impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Golden West Financial Corporation is a holding company that has as its principal asset World Savings Bank, FSB, a federally chartered savings bank, which is the nation's third largest savings institution. Additionally, Golden West owns Atlas Advisers, Inc., an investment adviser to our Atlas family of mutual funds, and Atlas Securities, Inc., the distributor of our Atlas mutual funds and annuities.

         The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2002, as well as material changes in results of operations during the three and six month periods ended June 30, 2003 and 2002, respectively.

          We have presumed that readers have reviewed or have access to the Company's 2002 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, and for the year then ended.

         The Company's Internet address is www.gdw.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Forward-Looking Statements

         This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West's control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West's results of operations and financial condition are:

o       competitive practices in the financial services industries;
o       operational and systems risks;
o general economic and capital market conditions, including fluctuations in interest rates;
o       economic conditions in certain geographic areas; and
o the impact of current and future laws, governmental regulations, and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West's operations in particular.

         In addition, actual results may differ materially from the results discussed in any forward-looking statements.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                  June 30       December 31       June 30
                                                                   2003             2002            2002
                                                               --------------  ---------------  -------------
     Assets                                                     $ 72,198,025     $ 68,405,828   $ 62,322,114
     Loans receivable including mortgage-backed securities(a)     68,491,545       64,336,357     59,022,879
     Adjustable rate mortgages including MBS                      66,078,182       61,770,142     56,263,460
     Fixed-rate mortgages held for investment including MBS        1,783,733        2,118,740      2,498,100
     Fixed-rate mortgages held for sale including MBS                521,152          404,141        269,870
     Deposits                                                     44,385,717       41,038,797     36,230,741
     Stockholders' equity                                          5,411,754        5,025,250      4,654,589

     Stockholders' equity/total assets                                  7.50%            7.35%          7.47%
     Book value per common share                                $      35.50     $      32.73   $      30.04
     Common shares outstanding                                   152,451,133      153,521,103    154,957,387

     Yield on earning assets                                            4.90%            5.25%          5.59%
     Cost of funds                                                      1.94%            2.32%          2.65%
     Yield on earning assets less cost
       of funds (primary spread)                                        2.96%            2.93%          2.94%

     Ratio of nonperforming assets to total assets                       .62%             .62%           .63%
     Ratio of troubled debt restructured to total assets                 .00%             .00%           .01%

     Loans serviced for others with recourse                    $  2,993,881     $  2,897,859    $ 2,991,206
     Loans serviced for others without recourse                    2,659,121        2,510,635      2,262,751

     World Savings Bank, FSB:
       Total assets                                             $ 72,186,501     $ 67,967,975   $ 62,307,618
       Stockholder's equity                                        5,876,612        5,358,440      5,111,507
       Stockholder's equity/total assets                                8.14%            7.88%          8.20%
       Regulatory capital ratios:(b)
         Tier 1 capital (core or leverage)                              7.91%            7.61%          7.91%
         Total risk-based capital                                      14.87%           14.26%         14.10%
     World Savings Bank, FSB (Texas):
       Total assets                                             $  8,089,273     $  7,916,763   $  7,750,886
       Stockholder's equity                                          471,523          413,885        407,623
       Stockholder's equity/total assets                               5.83%            5.23%          5.26%
       Regulatory capital ratios:(b)
         Tier 1 capital (core or leverage)                              5.83%            5.23%          5.26%
         Total risk-based capital                                      26.06%           24.07%         24.81%

(a)    Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.
(b)    For regulatory purposes, the requirements to be considered "well-capitalized" are 5.0% and 10.0% for tier 1 capital and total risk-based capital, respectively.

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                          Three Months Ended               Six Months Ended
                                                                June 30                         June 30
                                                     ------------------------------  ------------------------------
                                                         2003             2002           2003             2002
                                                     -------------    -------------  -------------   --------------
Real estate loans originated                         $  8,044,095     $  6,897,783    $ 14,986,852     $ 12,326,359
New adjustable rate mortgages as a percentage of
  real estate loans originated                                 91%              95%             91%              93%
Refinances as a percentage of real estate
  loans originated                                             70%              56%             71%              59%

Deposits increase                                    $    882,482     $    722,389    $  3,346,920     $  1,758,156

Net earnings                                              272,473          226,368         532,538          464,449
Basic earnings per share                                     1.79             1.46            3.48             2.99
Diluted earnings per share                                   1.76             1.44            3.43             2.95

Cash dividends on common stock                       $       .085     $      .0725    $       .170     $       .145
Average common shares outstanding                     152,582,771      154,899,196     152,963,162      155,155,946
Average diluted common shares outstanding             155,091,780      157,078,432     155,424,954      157,269,057

Ratios:(a)
  Net earnings/average stockholders' equity  (ROE)          20.50%           19.85%          20.40%           20.76%
  Net earnings/average assets (ROA)                          1.53%            1.49%           1.51%            1.55%
  Net interest margin(b)                                     3.13%            3.15%           3.13%            3.21%
  General and administrative expense/average assets           .99%             .94%            .99%             .95%
  Efficiency ratio(c)                                       28.37%           27.69%          28.43%           26.97%



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

Financial Condition

         The consolidated condensed statement of financial condition shown in the table below presents the Company's assets and liabilities in percentage terms at June 30, 2003, December 31, 2002, and June 30, 2002. The reader is referred to page 47 of the Company's 2002 Annual Report on Form 10-K for similar information for the years 1999 through 2002 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

             Consolidated Condensed Statement of Financial Condition
                               In Percentage Terms

                                                   June 30          December 31         June 30
                                                     2003              2002               2002
                                                  -----------      --------------      -----------
Assets
   Cash and investments                                  1.2%                1.8%             1.1%
   Loans receivable including mortgage-backed
     securities                                         94.9                94.1             94.7
   Other assets                                          3.9                 4.1              4.2
                                                  -----------      --------------      -----------
                                                       100.0%              100.0%           100.0%
                                                  ===========      ==============      ===========
Liabilities and Stockholders' Equity
   Deposits                                             61.5%               60.1%            58.1%
   Federal Home Loan Bank advances                      27.6                27.2             30.4
   Securities sold under agreements to repurchase         .0                  .8               .0
   Federal funds purchased                                .4                  .0               .1
   Bank notes                                             .1                 1.8              1.7
   Senior debt                                           1.4                 1.4               .3
   Subordinated notes                                     .3                  .3               .6
   Other liabilities                                     1.2                 1.1              1.3
   Stockholders' equity                                  7.5                 7.3              7.5
                                                  -----------      --------------      -----------
                                                       100.0%              100.0%           100.0%
                                                  ===========      ==============      ===========


         As the above table shows, deposits represent the majority of the Company's liabilities. The largest asset component is loans receivable including mortgage-backed securities (MBS), which consists primarily of long-term mortgages. The Company emphasizes adjustable rate mortgages (ARMs) - loans with interest rates that change periodically in accordance with movements in specified indexes. Almost all of the Company's ARMs have rates that change monthly and are tied to one of the following three indexes:

1. The Certificate of Deposit Index (CODI), which is equal to the 12-month rolling average of the monthly average of the three-month certificate of deposit rate as published in the Federal Reserve H-15 Statistical Report.
2. The Eleventh District Cost of Funds Index (COFI), which is equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System's Eleventh District, which is composed of California, Arizona, and Nevada.
3. The Golden West Cost of Savings Index (COSI), which is equal to the monthend weighted average rate paid on the Company's deposits.

         The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans, including MBS, and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the timing of the repricing of assets and liabilities is commonly referred to as "the gap."

         The gap table on the following page shows that, as of June 30, 2003, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes.

         CODI has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates.

         COFI, which is the index Golden West uses to determine the rate on $22 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

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

                                     TABLE 2

            Repricing of Interest-Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                               As of June 30, 2003
                              (Dollars in millions)

                                                             Projected Repricing(a)
                                     -----------------------------------------------------------------------
                                        0 - 3         4 - 12          1 - 5         Over 5
                                       Months         Months          Years          Years          Total
                                     -----------    -----------    -----------    -----------    -----------
Interest-Earning Assets:
    Investments                         $    603       $      2       $   -0-       $    -0-       $    605
    MBS:
      Adjustable rate                      4,448            -0-           -0-            -0-          4,448
      Fixed-rate                              50            106           150             47            353
    Loans receivable:
      Adjustable rate                     59,997            786           563            -0-         61,346
      Fixed-rate                             284            556           760            466          2,066
    Other(b)                               1,330            -0-           -0-            -0-          1,330
    Impact of swaps                          221           (221)          -0-            -0-            -0-
                                     -----------    -----------    -----------    -----------    -----------
Total                                   $ 66,933       $  1,229       $ 1,473       $    513       $ 70,148
                                     ===========    ===========    ===========    ===========    ===========
Interest-Bearing Liabilities:
    Deposits(c)                         $ 35,740       $  4,923       $ 3,715       $      8       $ 44,386
    FHLB advances                         18,425            500           552            450         19,927
    Other borrowings                         386            200           497            494          1,577
                                     -----------    -----------    -----------    -----------    -----------
Total                                   $ 54,551       $  5,623       $ 4,764       $    952       $ 65,890
                                     ===========    ===========    ===========    ===========    ===========

Repricing gap                           $ 12,382       $ (4,394)     $ (3,291)      $   (439)      $  4,258
                                     ===========    ===========    ===========    ===========    ===========
Cumulative gap                          $ 12,382       $  7,988       $ 4,697       $  4,258
                                     ===========    ===========    ===========    ===========
Cumulative gap as a percentage of
    total assets                            17.1%          11.1%          6.5%
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

         The Company's principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio adjustable rate mortgages to provide interest sensitivity to the asset side of the balance sheet. At June 30, 2003, ARMs constituted over 96% of the Company's loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At June 30, 2003, such monthly adjustable mortgages accounted for 96% of the Company's ARM portfolio. Additionally, the Company offers home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company's cost of deposits and CODI-indexed ARMs follow the Company's cost of borrowings. ARMs indexed to COSI and CODI constituted 91% of the ARM originations in the first half of 2003 and 65% of the ARM portfolio at June 30, 2003. While the index strategy has improved the match between Golden West's adjustable rate mortgage portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company's ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI.

Cash and Investments

         At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had securities available for sale in the amount of $605 million, $922 million and $369 million, respectively, including unrealized gains on securities available for sale of $280 million, $326 million, and $338 million, respectively. Included in the Company's available for sale portfolio is Federal Home Loan Mortgage Corporation (Freddie Mac) stock with a cost basis of $6 million and a market value of $285 million at June 30, 2003. Between December 31, 2002 and June 30, 2003, the stock price of Freddie Mac dropped from $59.05 per share to $50.77 per share. As a result, the unrealized gain before tax on the Freddie Mac stock decreased from $326 million at December 31, 2002 to $280 million at June 30, 2003, and is reflected in the decrease in the total unrealized gains on the securities available for sale portfolio from December 31, 2002 to June 30, 2003. At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had no securities held for trading in its investment securities portfolio.

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


                                    TABLE 3

            Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in thousands)

                                                June 30       December 31        June 30
                                                 2003            2002             2002
                                             --------------  --------------   --------------
Loans                                          $43,762,348     $39,159,502      $35,973,805
Securitized loans(a)(b)                         19,819,448      19,066,063       15,659,091
                                             --------------  --------------   --------------
    Total loans, excluding MBS                  63,581,796      58,225,565       51,632,896
                                             --------------  --------------   --------------

MBS-REMICs                                       4,667,649       5,871,069        7,141,275
Purchased MBS                                      133,622         196,389          257,259
                                             --------------  --------------   --------------
    Total MBS                                    4,801,271       6,067,458        7,398,534
                                             --------------  --------------   --------------

Other(c)                                           108,478          43,334           (8,551)
                                             --------------  --------------   --------------
    Total loans receivable, including MBS      $68,491,545     $64,336,357      $59,022,879
                                             ==============  ==============   ==============

(a)  Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.
(b)  Includes  $12.4 billion at June 30,  2003 of loans  securitized with Fannie Mae where the underlying loans are subject to full credit recourse to the Company.
(c)  Includes deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

         Repayments from loans receivable, including MBS, were $5.1 billion and $9.1 billion for the three and six months ended June 30, 2003 as compared to $3.7 billion and $7.5 billion during the same periods in 2002. These repayments were higher in 2003 as compared to 2002 due to an increase in the portfolio balance and an increase in the prepayment rate.

         Loans

         New loan originations amounted to $8.0 billion and $15.0 billion for the three and six months ended June 30, 2003 compared to $6.9 billion and $12.3 billion for the same periods in 2002. The volume of originations increased during 2003 due to extremely low mortgage rates, which led to a strong demand for home loans, including the Company's ARM products. In particular, consumers continued to take advantage of these low interest rates to refinance their mortgages and, as a result, refinanced loans constituted 70% and 71%, respectively, of new loan originations for the three and six months ended June 30, 2003, compared to 56% and 59%, respectively, for the three and six months ended June 30, 2002.

         First mortgages originated for portfolio excluding equity lines of credit (ELOCs) amounted to $7.2 billion and $13.5 billion for the three and six months ended June 30, 2003, compared to $6.6 billion and $11.6 billion for the same periods in 2002. First mortgages originated for sale amounted to $583 million and $1.1 billion for the three and six months ended June 30, 2003, compared to $235 million and $675 million for the same periods in 2002. During the second quarter and first six months of 2003, $395 million and $737 million of loans, including MBS, were converted at the customer's request from adjustable rate to fixed-rate compared to $53 million and $225 million for the same periods in 2002. The Company sells most of its new and converted fixed-rate loans. For the three and six months ended June 30, 2003, the Company sold $871 million and $1.7 billion of fixed-rate first mortgage loans compared to $302 million and $1.0 billion for the same periods in 2002.

         At June 30, 2003, the Company had lending operations in 38 states. The largest source of mortgage origination was loans secured by residential properties in California. For the three and six months ended June 30, 2003 and 2002, 68% of total loan originations were on residential properties in California. The five largest states, other than California, for originations for the six months ended June 30, 2003, were Florida, New Jersey, Texas, Illinois, and Colorado with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at June 30, 2003, December 31, 2002 and June 30, 2002. For additional detail on the Company's loan portfolio by state, see tables 8 and 9 on pages 20 and 21.

         Golden West originates ARMs tied primarily to CODI, COFI, and COSI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West's ARM originations constituted 91% of new mortgage volume made by the Company for the second quarter and first half of 2003 compared to 95% and 93% for the same periods in 2002. The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2003 and 2002.

                                     TABLE 4

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                        Three Months Ended               Six Months Ended
                             June 30                         June 30
                   -----------------------------   -----------------------------
    ARM Index          2003            2002            2003           2002
 ----------------  -------------    ------------   -------------  --------------
 CODI                $4,383,851      $3,316,752     $ 8,366,268     $ 4,860,400
 COFI                   463,069       1,126,392         917,661       2,140,049
 COSI                 2,279,614       2,115,656       3,976,039       4,409,535
 Prime(a)               184,456             -0-         335,097             -0-
                   -------------    ------------   -------------  --------------
                     $7,310,990     $ 6,558,800    $ 13,595,065    $ 11,409,984
                   =============    ============   =============  ==============

(a) As of January 2003, includes fundings of new ELOCs indexed to the prime rate; only amounts initially drawn are included in these fundings.

         The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 96% at June 30, 2003 and December 31, 2002, compared to 95% at June 30, 2002. The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at June 30, 2003, December 31, 2002, and June 30, 2002.

                                     TABLE 5

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in thousands)

                              June 30         December 31        June 30
      ARM Index                2003              2002             2002
----------------------     --------------    --------------   --------------
CODI                         $20,570,490       $13,286,566      $ 5,346,902
COFI                          21,541,854        24,755,498       27,352,241
COSI                          22,122,917        22,070,692       22,130,973
Prime(a)                       1,313,719           999,251          625,141
Other(b)                         529,202           658,135          808,203
                           --------------    --------------   --------------
                             $66,078,182       $61,770,142      $56,263,460
                           ==============    ==============   ==============

(a) ELOCs tied to the prime rate.
(b) Primarily ARMs tied to the twelve-month rolling average of the One-Year
    Treasury Constant Maturity (TCM).

         During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.20% or 7.14% above the actual weighted average rate at June 30, 2003, versus 12.13% or 6.74% above the actual weighted average rate at December 31, 2002 and 12.17% or 6.52% above the actual weighted average rate at June 30, 2002.

         At June 30, 2003, approximately $5.2 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2003, $2.5 billion of ARM loans had reached their rate floors compared to $2.0 billion at December 31, 2002 and $2.3 billion at June 30, 2002. The weighted average floor rate on the loans that had reached their floor was 5.56% at June 30, 2003 compared to 5.87% at December 31, 2002 and 5.92% at June 30, 2002. Without the floor, the average rate on these loans would have been 4.68% at June 30, 2003, 5.19% at December 31, 2002 and 5.20% at June 30, 2002.

         Most of the Company's loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $35 million and $63 million, respectively, for the second quarter and first six months of 2003 compared to $51 million and $95 million for the same periods in 2002. The outstanding balance of fixed-rate seconds amounted to $173 million and $300 million at June 30, 2003 and 2002, respectively.

          The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The Company established new ELOCs totaling $649 million and $538 million for the six months ended June 30, 2003 and 2002, respectively.

The outstanding balance of ELOCs was $1.3 billion and $625 million at June 30, 2003 and 2002, respectively. The maximum total line of credit available on the Company's ELOCs amounted to $2.0 billion and $1.0 billion at June 30, 2003 and 2002, respectively.

         The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the second quarter and first six months of 2003, 11% of loans originated exceeded 80% of the appraised value of the property. For the second quarter and first six months of 2002, 14% of loans originated were in excess of 80% of the appraised value of the property.

         The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined LTV (the sum of the first and second loan balances as a percentage of total value) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $24 million and $40 million for the second quarter and first six months of 2003 as compared to $37 million and $72 million for the same periods in 2002. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

         The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and six months ended June 30, 2003 and 2002.

                                     TABLE 6

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)


                                                Three Months Ended            Six Months Ended
                                                     June 30                      June 30
                                             -------------------------    -------------------------
                                                2003          2002           2003         2002
                                             -----------   -----------    -----------  ------------
First mortgages with loan to value ratios
greater than 80%:
  With mortgage insurance                      $ 74,674      $ 70,851      $ 142,364     $ 121,914
  With no mortgage insurance                      9,028        16,673         24,981        36,096
                                             -----------   -----------    -----------  ------------
                                                 83,702        87,524        167,345       158,010
                                             -----------   -----------    -----------  ------------
First and second mortgages with combined
loan to value ratios greater than 80%: (a)
  With pool insurance on second mortgages       598,188       645,882      1,113,913     1,205,625
  With no pool insurance                        179,399       216,670        330,266       301,341
                                             -----------   -----------    -----------  ------------
                                                777,587       862,552      1,444,179     1,506,966
                                             -----------   -----------    -----------  ------------

    Total                                      $861,289     $ 950,076     $1,611,524    $1,664,976
                                             ===========   ===========    ===========  ============

(a) For ELOCs, only amounts initially drawn are included in these fundings.

         The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at June 30, 2003 and 2002.

                                     TABLE 7

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                      As of June 30
                                               ----------------------------
                                                  2003            2002
                                               ------------    ------------
First mortgages with loan to value ratios
greater than 80%:
    With mortgage insurance                      $ 596,589       $ 473,248
    With no mortgage insurance                     215,700         383,247
                                               ------------    ------------
                                                   812,289         856,495
                                               ------------    ------------
First and second mortgages with combined
loan to value ratios greater than 80%:
    With pool insurance on second mortgages      4,134,718       2,960,853
    With no pool insurance                         365,891         404,283
                                               ------------    ------------
                                                 4,500,609       3,365,136
                                               ------------    ------------

    Total                                      $ 5,312,898     $ 4,221,631
                                               ============    ============

         The following tables show the Company's loan portfolio by state at June 30, 2003 and 2002.

                                     TABLE 8

                             Loan Portfolio by State
                                  June 30, 2003
                             (Dollars in thousands)

                                 Residential
                                 Real Estate                           Commercial                            Loans
                         ----------------------------                     Real             Total           as a % of
        State               1 - 4            5+            Land          Estate             Loans          Portfolio
----------------------   -------------  -------------    ----------   --------------   --------------     -------------
Northern California      $ 22,821,613     $1,781,209       $   -0-       $   11,644      $24,614,466          36.07%
Southern California        17,358,671      1,541,633           -0-            2,277       18,902,581          27.70
Florida                     3,743,763         50,638           -0-               59        3,794,460           5.56
Texas                       2,722,440        126,384           -0-              315        2,849,139           4.18
New Jersey                  2,608,881            -0-           -0-              886        2,609,767           3.82
Washington                  1,297,354        696,725           -0-              -0-        1,994,079           2.92
Illinois                    1,602,571        128,801           -0-              -0-        1,731,372           2.54
Colorado                    1,418,047        183,057           -0-            4,052        1,605,156           2.35
Other(a)                    9,972,141        161,569             1            1,828       10,135,539          14.86
                         -------------  -------------    ----------   --------------   --------------     ----------
  Totals                 $ 63,545,481     $4,670,016       $     1       $   21,061       68,236,559         100.00%
                         =============  =============    ==========   ==============                      ==========

Net deferred loan costs                                                                      403,117
Allowance for loan losses                                                                   (287,868)
Undisbursed loan funds                                                                        (6,771)
Loans on deposits                                                                             12,886
                                                                                       --------------
   Total loan portfolio and loans securitized into MBS-REMICs                             68,357,923
Loans securitized into MBS-REMICs                                                         (4,667,649)(b)
                                                                                       --------------
  Total loans receivable                                                                 $63,690,274
                                                                                       ==============

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) The above schedule includes the June 30, 2003 balances of loans that were securitized and retained as MBS-REMICs.

                                     TABLE 9

                             Loan Portfolio by State
                                  June 30, 2002
                             (Dollars in thousands)

                                  Residential
                                  Real Estate                          Commercial                            Loans
                          ----------------------------                    Real             Total           as a % of
         State               1 - 4            5+           Land          Estate             Loans          Portfolio
  ---------------------   -------------   ------------   ----------   --------------   --------------     -------------
  Northern California     $ 18,530,279    $ 1,754,610       $    5       $   14,339      $20,299,233          34.55%
  Southern California       15,900,895      1,571,756          -0-            1,525       17,474,176          29.74
  Florida                    3,040,478         32,587          -0-               94        3,073,159           5.23
  Texas                      2,333,348        103,982          137              849        2,438,316           4.15
  New Jersey                 2,145,145            -0-          -0-            1,315        2,146,460           3.65
  Washington                 1,191,831        674,763          -0-              -0-        1,866,594           3.18
  Illinois                   1,433,971        127,350          -0-              -0-        1,561,321           2.66
  Colorado                   1,268,946        186,538          -0-            4,421        1,459,905           2.48
  Other(a)                   8,310,757        124,961            3            3,065        8,438,786          14.36
                          -------------   ------------   ----------   --------------   --------------     ----------
    Totals                $ 54,155,650    $ 4,576,547       $  145       $   25,608       58,757,950         100.00%
                          =============   ============   ==========   ==============                      ==========

  Net deferred loan costs                                                                    272,473
  Allowance for loan losses                                                                 (273,881)
  Undisbursed loan funds                                                                      (7,143)
  Loans on deposits                                                                           16,221
                                                                                       --------------
     Total loan portfolio and loans securitized into MBS-REMICs                           58,765,620
  Loans securitized into MBS-REMICs                                                       (7,141,275)(b)
                                                                                       --------------
     Total loans receivable                                                              $51,624,345
                                                                                       ==============

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) The above schedule includes the June 30, 2002 balances of loans that were securitized and retained as MBS-REMICs.

         Loan repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 2003, loan repayments were $4.5 billion and $8.1 billion, respectively, compared to $2.9 billion and $5.4 billion for the same periods of 2002. The increase in loan repayments was primarily due to an increase in the balance of loans receivable and an increase in the prepayment rate.

         Securitized Loans

         The Company securitized $4.8 billion of loans during the second quarter and first six months of 2003. During the second quarter and first six months of 2002, the Company securitized $5.4 billion and $12.2 billion of loans, respectively. These securities are classified as loans receivable on the Consolidated Statement of Financial Condition and are available to be used as collateral for borrowings.

         Mortgage-Backed Securities

         At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had MBS held to maturity in the amount of $4.8 billion, $6.0 billion, and $7.4 billion, respectively. The decrease in MBS from June 30, 2002 to June 30, 2003 was due to prepayments. MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

         At June 30, 2003, December 31, 2002, and June 30, 2002, the Company had MBS available for sale in the amount of $28 million, $35 million, and $41 million, respectively, including net unrealized gains on MBS available for sale of $143 thousand at June 30, 2003, $139 thousand at December 31, 2002, and $1 million at June 30, 2002. During the first quarter of 2002, the Company sold $176 million of MBS available for sale, which resulted in a gain of $3 million.

         Repayments of MBS during the second quarter and first six months of 2003 were $548 million and $1.1 billion compared to $768 million and $2.0 billion during the same periods of 2002. MBS repayments were lower during the first half of 2003 as compared to the first half of 2002 due to a decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

         Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 2003 and 2002.

                                    TABLE 10
                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                     Three Months Ended         Six Months Ended
                                           June 30                    June 30
                                   -----------------------    -----------------------
                                      2003          2002         2003         2002
                                   ----------    ---------    ----------   ----------
  Beginning balance of CMSRs         $74,192      $61,470       $69,448      $56,056
  New CMSRs from loan sales           16,683        5,291        29,162       15,212
  Amortization of CMSRs               (8,815)      (4,983)      (16,550)      (9,490)
                                   ----------    ---------    ----------   ----------
  Ending balance of CMSRs            $82,060      $61,778       $82,060      $61,778
                                   ==========    =========    ==========   ==========

         The estimated amortization of the June 30, 2003 balance for the remainder of 2003 and the five years ending 2008 is $19.6 million (2003), $27.4 million (2004), $18.6 million (2005), $11.4 million (2006), $4.5 million (2007), and $616 thousand (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

         The book value of the Company's CMSRs did not exceed the fair value at June 30, 2003 or 2002 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

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

                                    TABLE 11

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                               June 30         December 31        June 30
                                                2003              2002              2002
                                            --------------    --------------    -------------
Non-accrual loans                              $ 436,595        $  413,123       $  382,458
Foreclosed real estate                            11,027            11,244           11,664
                                            --------------    --------------    -------------
Total nonperforming assets                     $ 447,622        $  424,367       $  394,122
                                            ==============    ==============    =============

TDRs, net of interest reserve                  $   1,539        $      233       $    3,683
                                            ==============    ==============    =============

Ratio of NPAs to total assets                        .62%              .62%             .63%
                                            ==============    ==============    =============

Ratio of TDRs to total assets                        .00%              .00%             .01%
                                            ==============    ==============    =============

Ratio of NPAs and TDRs to total assets               .62%              .62%             .64%
                                            ==============    ==============    =============


         The balances of NPAs at June 30, 2003, December 31, 2002 and June 30, 2002 reflect the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the past three years together with the uncertain U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to a recovery of $24 thousand for the second quarter of 2003 and an expense of $2 million for the six months ended June 30, 2003 compared to a recovery of $1 million for the second quarter of 2002 and an expense of $1 million for the six months ended June 30, 2002. Interest foregone on TDRs amounted to $6 thousand and $7 thousand for the three and six months ended June 30, 2003, compared to $1 thousand and $6 thousand for the same periods in 2002.

         The following tables show the Company's NPAs by state as of June 30, 2003 and 2002.

                                    TABLE 12

                          Nonperforming Assets by State
                                  June 30, 2003
                             (Dollars in thousands)

                             Non-Accrual Loans(a)(b)             Foreclosed Real Estate (FRE)
                       -------------------------------------   ---------------------------------
                           Residential          Commercial       Residential        Commercial                   NPAs as
                           Real Estate             Real          Real Estate           Real          Total        a % of
       State             1 - 4        5+          Estate        1 - 4      5+         Estate         NPAs         Loans
--------------------   -----------  --------   -------------   --------   ------   -------------   ----------   -----------
Northern California      $115,966    $  574       $       6     $  617    $ -0-       $     -0-     $117,163          .48%
Southern California        94,607       464             209        625      -0-             -0-       95,905          .51
Florida                    31,489       -0-             -0-        329      -0-             -0-       31,818          .84
Texas                      37,234       -0-             -0-      3,630      -0-             442       41,306         1.45
New Jersey                 19,069       -0-             249        135      -0-             -0-       19,453          .75
Washington                 16,266       -0-             -0-      1,092      -0-             -0-       17,358          .87
Illinois                   16,073       -0-             -0-        474      -0-             -0-       16,547          .96
Colorado                    7,756        62             -0-        187      -0-             -0-        8,005          .50
Other(c)                   93,567     3,004             -0-      3,740      -0-             -0-      100,311          .99
                       -----------  --------   -------------   --------   ------   -------------   ----------   ----------
  Totals                 $432,027    $4,104       $     464    $10,829    $ -0-       $     442      447,866          .66
                       ===========  ========   =============   ========   ======   =============

FRE general valuation allowance                                                                         (244)        (.00)
                                                                                                   ----------   ----------
Total nonperforming assets                                                                          $447,622          .66%
                                                                                                   ==========   ==========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The June 30, 2003 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances less than 2% of total loans.

                                    TABLE 13

                          Nonperforming Assets by State
                                  June 30, 2002
                             (Dollars in thousands)

                             Non-Accrual Loans(a)(b)             Foreclosed Real Estate (FRE)
                       -------------------------------------   ---------------------------------
                           Residential          Commercial        Residential       Commercial                   NPAs as
                           Real Estate             Real           Real Estate          Real          Total        a % of
       State             1 - 4        5+          Estate        1 - 4       5+        Estate         NPAs         Loans
--------------------   -----------  --------   -------------   --------   -------  -------------   ----------   -----------
Northern California      $ 76,192    $  -0-       $      80    $   464    $  -0-      $     -0-     $ 76,736          .38%
Southern California       118,514       249             309      2,977       -0-            -0-      122,049          .70
Florida                    34,458       -0-              22        234       -0-            -0-       34,714         1.13
Texas                      20,282       -0-             442      1,341       -0-            -0-       22,065          .90
New Jersey                 18,092       -0-             225        115       -0-            -0-       18,432          .86
Washington                 13,911       -0-             -0-        326       -0-            -0-       14,237          .76
Illinois                   16,222       -0-             -0-      1,556       -0-            -0-       17,778         1.14
Colorado                    2,909        66             -0-         69       -0-            -0-        3,044          .21
Other(c)                   80,426        59             -0-      4,893       -0-            -0-       85,378         1.01
                       -----------  --------   -------------   --------   -------  -------------   ----------   ----------
  Totals                 $381,006    $  374       $   1,078    $11,975    $  -0-      $     -0-      394,433          .67
                       ===========  ========   =============   ========   =======  =============

FRE general valuation allowance                                                                         (311)        (.00)
                                                                                                   ----------   ----------
Total nonperforming assets                                                                          $394,122          .67%
                                                                                                   ==========   ==========

(a) Non-accruals loans are 90 days or more past due and interest is not recognized on these loans.
(b) The June 30, 2002 balances include loans that were securitized into MBS.
(c) All states included in Other have total loan balances less than 2% of total loans.

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

         The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002.

                                    TABLE 14

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                        Three Months Ended          Six Months Ended
                                                             June 30                     June 30
                                                    -------------------------   ------------------------
                                                      2003           2002         2003          2002
                                                    ----------     ----------   ----------    ----------
Beginning allowance for loan losses                  $284,673       $269,327     $281,097      $261,013
Provision for losses charged to expense                 3,501          5,186        7,980        13,725
Loans charged off                                        (429)          (799)      (1,478)       (1,120)
Recoveries                                                123            167          269           263
                                                    ----------     ----------   ----------    ----------
Ending allowance for loan losses                     $287,868       $273,881     $287,868      $273,881
                                                    ==========     ==========   ==========    ==========

Ratio of net chargeoffs to average loans
outstanding (including MBS-REMICs)                        .00%           .00%         .00%          .00%
                                                    ==========     ==========   ==========    ==========

Ratio of allowance for loan losses to total loans
  (including MBS-REMICs)                                                             .42%          .47%
                                                                                ==========    ==========

Ratio of allowance for loan losses to NPAs                                          64.3%         69.5%
                                                                                ==========    ==========


Deposits

         The Company raises deposits through its retail branch system as well as through the money markets.

         Retail deposits increased during the second quarter of 2003 by $882 million, including interest credited of $219 million, compared to an increase of $722 million, including interest credited of $234 million in the second quarter of 2002. Retail deposits increased during the first half of 2003 by $3.3 billion, including interest credited of $430 million, compared to an increase of $1.8 billion, including interest credited of $464 million in the first half of 2002. Retail deposits increased during the first half of 2003 because the public found savings to be a more favorable investment compared with other alternatives. At June 30, 2003 and 2002, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 72% and 53%, respectively, of the total balance of deposits.

         The table below shows the Company's deposits by interest rate and by remaining maturity at June 30, 2003 and 2002.

                                    TABLE 15

                                    Deposits
                              (Dollars in millions)

                                                                                 June 30
                                                           ---------------------------------------------------
                                                                     2003                       2002
                                                           ------------------------   ------------------------
                                                              Rate         Amount       Rate*        Amount
                                                           ---------    -----------   ---------   ------------
    Deposits by rate:
      Interest-bearing checking accounts                       1.06%      $    172        1.55%      $     77
      Interest-bearing checking accounts swept
        into money market deposit accounts                     1.60          4,871        1.93          4,352
      Passbook accounts                                        0.50            463         .85            466
      Money market deposit accounts                            1.99         26,578        2.85         14,278
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                      1.42          4,077        2.25          7,002
        1 to 2 years                                           1.93          3,147        3.40          5,636
        2 to 3 years                                           3.32          1,842        4.40          1,725
        3 to 4 years                                           4.11          1,278        4.86          1,072
        4 years and over                                       4.94          1,883        5.22          1,491
      Retail jumbo CDs                                         3.79             75        3.99            132
                                                                        -----------               ------------
                                                                          $ 44,386                   $ 36,231
                                                                        ===========               ============

    Deposits by remaining maturity:
        No contractual maturity                                1.90%      $ 32,084        2.59%      $ 19,173
        Maturity within one year                               2.07          8,579        2.96         13,494
        1 to 5 years                                           4.04          3,715        4.50          3,550
        Over 5 years                                           4.42              8        5.37             14
                                                                        -----------               ------------
                                                                          $ 44,386                   $ 36,231
                                                                        ===========               ============

    * Weighted average interest rate, including the impact of interest rate swaps.

         At June 30, the weighted average cost of deposits was 2.12% (2003) and 2.92% (2002).

Advances from Federal Home Loan Banks

         The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs. FHLB advances amounted to $19.9 billion at June 30, 2003, compared to $18.6 billion at December 31, 2002, and $18.9 billion at June 30, 2002, respectively.

Securities Sold Under Agreements to Repurchase

         The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $21 million, $522 million, and $22 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

Other Borrowings

         At June 30, 2003, Golden West, at the holding company level, had a total of $200 million of subordinated debt outstanding compared to $400 million at June 30, 2002. As of June 30, 2003, Golden West's subordinated debt securities were rated A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

         At June 30, 2003, Golden West, at the holding company level, had outstanding $990 million of senior debt compared to $200 million at June 30, 2002. As of June 30, 2003, Golden West's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

         WSB has a bank note program under which up to $5 billion of borrowings can be outstanding at any point in time. At June 30, 2003, December 31, 2002 and June 30, 2002, WSB had $100 million, $1.2 billion, and $1.1 billion, respectively, of bank notes outstanding. As of June 30, 2003, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

         WSB may issue long-term wholesale deposits and long-term unsecured senior debt. At June 30, 2003, WSB had no long-term wholesale deposits or long-term unsecured senior debt outstanding. WSB's unsecured senior debt ratings were Aa3 and AA- from Moody's and S&P, respectively.

Stockholders' Equity

         The Company's stockholders' equity increased by $387 million during the first half of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $98 million cost of the repurchase of Golden West stock. The unrealized gains on securities available for sale, net of tax, decreased from $199 million at December 31, 2002 to $171 million at June 30, 2003 (see page 14 for further discussion). The Company's stockholders' equity increased by $370 million during the first six months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $69 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at June 30, 2003, December 31, 2002, and June 30, 2002 were $171 million, $199 million, and $207 million, respectively.

         Since 1993, through five separate actions, the Company's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of June 30, 2003, 50.6 million shares had been repurchased and retired at a cost of $1.4 billion since October 1993, of which 1.3 million were purchased and retired at a cost of $98 million during the first half of 2003. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

         The Office of Thrift Supervision (OTS) and other bank regulatory agencies have established five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings institution is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

         As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of June 30, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

         The following tables show WSB's and WTX's regulatory capital ratios and compare them to the OTS minimum requirements at June 30, 2003 and 2002.



                                    TABLE 16

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                               As of June 30, 2003
                             (Dollars in thousands)


                                                                                         WELL-CAPITALIZED
                                                            MINIMUM CAPITAL                  CAPITAL
                                    ACTUAL                   REQUIREMENTS                  REQUIREMENTS
                              --------------------       ----------------------       -----------------------
                               Capital       Ratio         Capital       Ratio          Capital       Ratio
                              -----------    -----       -------------   ------       -------------   -------
WSB and Subsidiaries
--------------------
Tangible                      $5,694,511     7.91%        $ 1,079,593     1.50%                ---       ---
Tier 1 (core or leverage)      5,694,511     7.91           2,878,916     4.00        $  3,598,645      5.00%
Tier 1 risk-based              5,694,511     14.16                ---      ---           2,412,669      6.00
Total risk-based               5,980,883     14.87          3,216,892     8.00           4,021,115     10.00

WTX
---
Tangible                       $ 471,523     5.83%         $  121,344     1.50%                ---       ---
Tier 1 (core or leverage)        471,523     5.83             323,584     4.00         $   404,480      5.00%
Tier 1 risk-based                471,523     26.03                ---      ---             108,706      6.00
Total risk-based                 472,083     26.06            144,941     8.00             181,176     10.00






                                    TABLE 17

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                               As of June 30, 2002
                             (Dollars in thousands)


                                                                                         WELL-CAPITALIZED
                                                            MINIMUM CAPITAL                  CAPITAL
                                    ACTUAL                   REQUIREMENTS                  REQUIREMENTS
                              --------------------       ----------------------       -----------------------
                               Capital       Ratio         Capital       Ratio          Capital       Ratio
                              -----------    -----       -------------   ------       -------------   -------
WSB and Subsidiaries
--------------------
Tangible                      $4,904,386      7.91%        $   930,048     1.50%               ---       ---
Tier 1 (core or leverage)      4,904,386      7.91           2,480,129     4.00        $  3,100,161      5.00%
Tier 1 risk-based              4,904,386     13.36                 ---      ---           2,202,452      6.00
Total risk-based               5,174,083     14.10           2,936,603     8.00           3,670,754     10.00

WTX
---
Tangible                      $  407,623      5.26%        $   116,263     1.50%               ---       ---
Tier 1 (core or leverage)        407,623      5.26             310,035     4.00        $    387,544      5.00%
Tier 1 risk-based                407,623     24.79                 ---      ---              98,645      6.00
Total risk-based                 407,833     24.81             131,527     8.00             164,409     10.00

Results Of Operations

         Net Earnings

         Net earnings for the three months ended June 30, 2003 were $272 million compared to net earnings of $226 million for the three months ended June 30, 2002. Net earnings for the six months ended June 30, 2003 were $533 million compared to net earnings of $464 million for the six months ended June 30, 2002. Net earnings increased in 2003 as compared to 2002 primarily as a result of increased net interest income and increased noninterest income which was partially offset by an increase in general and administrative expenses.

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

         Net interest income amounted to $542 million and $1.1 billion, respectively, for the three and six months ended June 30, 2003 as compared to $465 million and $932 million for the same periods in 2002. These amounts represented 16% and 15% increases, respectively, over the previous year. The growth of net interest income in 2003 compared with the prior year resulted from the growth in the loan portfolio over the past twelve months which was partially offset by a modest decrease in the Company's average primary spread for the six months, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

         Between June 30, 2002 and June 30, 2003, the Company's earning asset balance increased by $9.7 billion or 16%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales.

         As noted in the discussion of the gap on pages 11 and 12, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a bit until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended June 30, 2003, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.52% with a high of 3.21% and a low of 1.88%.

         During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001, while the yield on the Company's assets fell by only 166 basis points. As a consequence, the Company's primary spread widened substantially during 2001, and by yearend reached 3.21%, the highest level in the Company's history. In 2002, the Federal Funds rate remained steady at 1.75% until November, when the Federal Reserve's Open Market Committee lowered the Federal Funds rate by 50 basis points to 1.25%. During 2002, the Company's cost of funds declined by an additional 83 basis points. At the same time, the Company's asset yield fell by 111 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at December 31, 2002. Reflecting the decline of short-term interest rates at the end of 2002, the Company's cost of funds declined by 38 basis points during the first six months of 2003, while the yield on the Company's assets fell by 35 basis points. Consequently, the Company's primary spread widened to 2.96% at June 30, 2003. However, the average primary spread for the first half of 2003 was 2.97% compared with 3.04% for the same period in 2002. On June 25, 2003, the Federal Reserve's Open Market Committee lowered the Federal Funds rate by an additional 25 basis points to 1.00%. Because this action occurred near the end of the quarter, the rate decrease had a minimal impact on Golden West's earnings asset yield, cost of funds, and primary spread at June 30, 2003.

         The table below shows the components of the Company's spread at June 30, 2003, December 31, 2002, and June 30, 2002.

                                    TABLE 18

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                           June 30           December 31           June 30
                                            2003                 2002                2002
                                         ------------       ---------------       -----------
Yield on loan portfolio, including MBS          4.92%                 5.28%             5.59%
Yield on investments                            1.27                  1.94             17.23(a)
                                         ------------       ---------------       -----------
Yield on earning assets                         4.90                  5.25              5.59
                                         ------------       ---------------       -----------
Cost of deposits                                2.12                  2.56              2.92
Cost of borrowings                              1.58                  1.85              2.20
                                         ------------       ---------------       -----------
Cost of funds                                   1.94                  2.32              2.65
                                         ------------       ---------------       -----------
Primary spread                                  2.96%                 2.93%             2.94%
                                         ============       ===============       ===========

(a)  The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage Corporation stock combined with a smaller outstanding balance of other lower-yielding investment securities.

         The following tables set forth certain information with respect to the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2003 and 2002.

                                    TABLE 19

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                  Three Months Ended                              Three Months Ended
                                                    June 30, 2003                                   June 30, 2002
                                      -------------------------------------------     -------------------------------------------
                                                      Annualized        End of                        Annualized        End of
                                        Average         Average         Period         Average         Average          Period
                                     Balances(a)(b)      Yield          Yield        Balances(a)(b)      Yield           Yield
                                     --------------   ------------     ----------    -------------    -------------    ---------
ASSETS
Investment securities                  $ 3,259,868            1.44%         1.27%     $ 3,538,827            1.97%        17.23%(c)
Loans receivable, including MBS(d)      67,437,709            5.04          4.92       57,566,526            5.73          5.59
Invest. in capital stock of FHLBs        1,125,714            3.48          3.30        1,043,235            4.74          4.32
                                     --------------   -------------                  -------------    ------------
Interest-earning assets                $71,823,291            4.85%                  $ 62,148,588            5.50%
                                     ==============   =============                  =============    ============

LIABILITIES
Deposits:
    Checking accounts                   $  173,016            1.15%         1.06%      $  252,463             .90%         1.55%
    Savings accounts                    31,088,647            1.93          1.91       17,939,536            2.53          2.59
    Term accounts                       12,638,724            2.72          2.67       17,808,838            3.35          3.29
                                     --------------   -------------    ----------    -------------    ------------     ---------
        Total deposits                  43,900,387            2.15          2.12       36,000,837            2.92          2.92
    Advances from FHLBs                 19,853,519            1.40          1.37       18,879,135            2.12          2.09
    Reverse repurchases                     21,857             .24           .29          149,925            1.63           .44
    Other borrowings                     3,880,227            2.46          4.23        3,946,268            2.53          3.41
                                     --------------   -------------                  -------------    ------------
    Interest-bearing liabilities       $67,655,990            1.95%                  $ 58,976,165            2.64%
                                     ==============   =============                  =============    ============

 Average net interest spread                                  2.90%                                          2.86%
                                                      =============                                   ============

Net interest income                     $  541,621                                     $  465,019
                                     ==============                                  =============

Net yield on average interest-
    earning assets                                            3.02%                                          2.99%
                                                      =============                                   ============


(a) Averages are computed using daily balances.
(b) Includes balances of assets and liabilities that were acquired and matured within the same month.
(c) The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage Corporation stock combined with a smaller outstanding balance of other lower-yielding investment securities.
(d) Includes nonaccrual loans (90 days or more past due).

                                    TABLE 20

        Average Interest-Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                   Six Months Ended                                Six Months Ended
                                                    June 30, 2003                                   June 30, 2002
                                      -------------------------------------------     -------------------------------------------
                                                      Annualized        End of                        Annualized        End of
                                        Average         Average         Period         Average         Average          Period
                                     Balances(a)(b)      Yield          Yield        Balances(a)(b)      Yield           Yield
                                     --------------   ------------     ----------    -------------    -------------    ---------
ASSETS
Investment securities                  $ 3,414,989            1.45%         1.27%     $ 3,221,840            1.97%        17.23%(c)
Loans receivable, including MBS(d)      66,380,530            5.13          4.92       56,486,918            5.89          5.59
Invest. in capital stock of FHLBs        1,108,960            3.87          3.30        1,049,407            5.35          4.32
                                     --------------   -------------                  -------------    ------------
Interest-earning assets                $70,904,479            4.93%                  $ 60,758,165            5.67%
                                     ==============   =============                  =============    ============

LIABILITIES
Deposits:
    Checking accounts                   $  165,334            1.22%         1.06%      $  179,005            1.25%         1.55%
    Savings accounts                    29,993,540            2.03          1.91       16,496,386            2.49          2.59
    Term accounts                       12,981,410            2.78          2.67       18,937,203            3.52          3.29
                                     --------------   -------------    ----------    -------------    ------------     ---------
        Total deposits                  43,140,284            2.25          2.12       35,612,594            3.03          2.92
Advances from FHLBs                     19,158,913            1.46          1.37       18,214,902            2.20          2.09
Reverse repurchases                        211,585            1.21           .29          122,720            1.68           .44
Other borrowings                         4,352,255            2.35          4.23        3,669,683            2.67          3.41
                                     --------------   -------------                  -------------    ------------
Interest-bearing liabilities           $66,863,037            2.03%                  $ 57,619,899            2.74%
                                     ==============   =============                  =============    ============

Average net interest spread                                   2.90%                                          2.93%
                                                      =============                                   ============

Net interest income                    $ 1,070,362                                      $ 931,918
                                     ==============                                  =============

Net yield on average interest-
    earning assets                                            3.02%                                          3.07%
                                                      =============                                   ============


(a) Averages are computed using daily balances.
(b) Includes balances of assets and liabilities that were acquired and matured within the same month.
(c) The June 30, 2002 yield reflects WSB's high yield on the Federal Home Loan Mortgage Corporation stock combined with a smaller outstanding balance of other lower-yielding investment securities.
(d) Includes nonaccrual loans (90 days or more past due).

         The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 2003 and 2002.

                                    TABLE 21

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                       Three Months Ended          Six Months Ended
                                                             June 30                    June 30
                                                     ------------------------    ----------------------
                                                       2003           2002         2003         2002
                                                     ----------     ---------    ---------    ---------
Interest on loans                                         81.9%         78.6%        82.0%        74.3%
Interest on mortgage-backed securities                     7.1          12.4          7.7         15.9
Interest and dividends on investments                      2.3           3.3          2.4          3.2
                                                     ----------     ---------    ---------    ---------
                                                          91.3          94.3         92.1         93.4
Less:
  Interest on deposits                                    24.7          29.1         25.6         29.3
  Interest on advances and other borrowings                9.8          13.8         10.1         13.6
                                                     ----------     ---------    ---------    ---------
                                                          34.5          42.9         35.7         42.9

Net interest income                                       56.8          51.4         56.4         50.5
  Provision for loan losses                                 .4            .6           .4           .7
                                                     ----------     ---------    ---------    ---------
Net interest income after provision for loan losses       56.4          50.8         56.0         49.8

Add:
  Fees                                                     4.4           3.7          4.0          3.8
  Gain on the sale of securities, MBS, and loans           2.2            .7          1.9          1.1
  Change in fair value of derivatives                       .3           (.2)          .3           .3
  Other noninterest income                                 1.8           1.5          1.7          1.4
                                                     ----------     ---------    ---------    ---------
                                                           8.7           5.7          7.9          6.6
Less:
  General and administrative expenses                     18.5          15.8         18.3         15.4
  Taxes on income                                         18.0          15.7         17.6         15.8
                                                     ----------     ---------    ---------    ---------
Net earnings                                              28.6%         25.0%        28.0%        25.2%
                                                     ==========     =========    =========    =========



         Interest on Loans

         In the second quarter of 2003, interest on loans increased by $70 million or 9.9% from the comparable period in 2002. The increase in the second quarter of 2003 was due to a $12.6 billion increase in the average portfolio balance, which was partially offset by a 70 basis point decrease in the average portfolio yield. In the first six months of 2003, interest on loans increased by $186 million or 13.6% from the comparable period in 2002. The increase in the first half of 2003 was due to a $14.4 billion increase in the average portfolio balance, which was partially offset by a 78 basis point decrease in the average portfolio yield.

         Interest on Mortgage-Backed Securities

         In the second quarter of 2003, interest on mortgage-backed securities decreased by $45 million or 39.6% from the comparable period in 2002. The decrease in the second quarter of 2003 was primarily due to a $2.7 billion decrease in the average portfolio balance and a 45 basis point decrease in the average portfolio yield. In the first half of 2003, interest on mortgage-backed securities decreased by $146 million or 49.8% from the comparable period in 2002. The decrease in the first half of 2003 was primarily due to a $4.5 billion decrease in the average portfolio balance and a 47 basis point decrease in the average portfolio yield.

         Interest and Dividends on Investments

         The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the second quarter of 2003, interest and dividends on investments decreased by $8 million or 27.7% from the comparable period in 2002. The decrease in the second quarter of 2003 was due to a 53 basis point decrease in the average portfolio yield and a $279 million decrease in the average portfolio balance. In the first six months of 2003, interest and dividends on investments decreased by $14 million or 22.8% from the comparable period in 2002. The decrease in the first half of 2003 was due to a 50 basis point decrease in the average portfolio yield partially offset by a $193 million increase in the average portfolio balance.

         Interest on Deposits

         In the second quarter of 2003, interest on deposits decreased by $27 million or 10.3% from the comparable period in 2002. The decrease in the second quarter of 2003 was due to an 80 basis point decrease in the average cost of deposits partially offset by an $8.2 billion increase in the average balance of deposits. In the first six months of 2003, interest on deposits decreased by $53 million or 9.9% from the comparable period in 2002. The decrease in the first half of 2003 was due to an 80 basis point decrease in the average cost of deposits partially offset by a $7.8 billion increase in the average balance of deposits.

         Interest on Advances and Other Borrowings

         In the second quarter of 2003, interest on advances and other borrowings decreased by $32 million or 25.5% from the comparable period of 2002. The decrease in the second quarter of 2003 was primarily due to a 61 basis point decrease in the average cost of these borrowings partially offset by a $780 million increase in the average balance. In the first six months of 2003, interest on advances and other borrowings decreased by $58 million or 23.3% from the comparable period of 2002. The decrease in the first half of 2003 was primarily due to a 66 basis point decrease in the average cost of these borrowings partially offset by a $1.7 billion increase in the average balance.

         Interest Rate Swaps

         From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any interest rate swaps or other derivative financial instruments for trading purposes.

                                    TABLE 22

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                             Six Months Ended
                                               June 30, 2003
                                        ----------------------------
                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    ------------
Balance at December 31, 2002               $    91         $   591
Maturities                                     (91)           (355)
                                        ------------    ------------
Balance at June 30, 2003                   $    -0-        $   236
                                        ============    ============

         The range of floating interest rates received on swap contracts in the first six months of 2003 was 1.02% to 1.83%, and the range of floating interest rates paid on swap contracts was 1.78% to 1.84%. The range of fixed interest rates received on swap contracts in the first six months of 2003 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.42% to 7.53%.

         Interest rate swap payment activity decreased net interest income by $2.9 million and $6.3 million for the three and six months ended June 30, 2003 as compared to decreases of $4.9 million and $10.9 million for the same periods in 2002.

         The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $6 million, or $.02 after tax per diluted share for the six months ended June 30, 2003, as compared to pre-tax income of $5 million, or $.02 after tax per diluted share for the six months ended June 30, 2002. This additional income occurred because the fair value of Golden West's swaps changed in 2003 and 2002 as a result of interest rate movements and the maturities of interest rate swaps. Because the Company intends to hold these interest rate swaps to maturity, valuation gains and losses will net to zero over the lives of the swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at June 30, 2003.

         Provision for Loan Losses

         The provision for loan losses was $4 million and $8 million for the three and six months ended June 30, 2003 compared to $5 million and $14 million for the same periods in 2002.

         Noninterest Income

         Noninterest income was $83 million and $150 million for the three and six months ended June 30, 2003 compared to $51 million and $121 million for the same periods in 2002. The increase in 2003 as compared to 2002 resulted primarily from the increase in income associated with the gain on sale of loans and higher loan prepayment fees.

         General and Administrative Expenses

         For the second quarter and first six months of 2003, general and administrative expenses (G&A) were $177 million and $347 million compared to $143 million and $284 million for the comparable periods in 2002. G&A as a percentage of average assets on an annualized basis was .99% for both the second quarter and first six months of 2003 compared to .94% and .95% for the same periods in 2002. G&A expenses increased in 2003 because of the large increase in activity on both the loan and savings sides of the business, as well as the continued investment in resources to support future expansion of the Company. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 28.37% and 28.43% for the second quarter and first six months of 2003 compared to 27.69% and 26.97% for the same periods in 2002.

         Taxes on Income

         The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.6% and 38.5% for the second quarter and first six months of 2003 compared to 38.5% for the comparable periods in 2002.

Liquidity and Capital Resources

         WSB's principal sources of funds are cash flows generated from earnings; deposits; loan repayments; borrowings from the FHLB of San Francisco; bank notes; borrowings from its parent; borrowings from its WTX subsidiary; debt collateralized by mortgages, MBS, or securities; and sales of loans. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, the issuance of medium-term notes, borrowings from public offerings of debt, issuances of commercial paper, and borrowings from commercial banks. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. The availability of these funds will vary depending upon policies of the FHLB, the Federal Reserve Bank of San Francisco, and the Federal Reserve Board.

         WTX's principal sources of funds are cash flows generated from borrowings from the FHLB Dallas, earnings, deposits, loan repayments, debt collateralized by mortgages or securities, and borrowings from affiliates.

         The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 27), and general and administrative expenses. At June 30, 2003, December 31, 2002, and June 30, 2002, Golden West's total cash and investments amounted to $710 million, $830 million, and $129 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags described on pages 11, 12, 30, and 31. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at June 30, 2003, management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officers, Chief Financial Officer, and other personnel continually review the effectiveness and timeliness of the Company's disclosure controls and procedures. As required by Exchange Act rules, the Chief Executive Officers and Chief Financial Officer also conduct an evaluation at the end of each quarter to further assure the effectiveness of the Company's disclosure controls and procedures. Based on this quarterly evaluation, the Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports. The Company has not changed anything during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

10 (h) Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

11            Statement of Computation of Earnings Per Share

Exhibit No.    Description
31.1           Section 302 Certification of Principal Executive Officer.

31.2           Section 302 Certification of Principal Executive Officer.

31.3           Section 302 Certification of Principal Financial Officer.

32 Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.



(b)   Reports on Form 8-K

         The Registrant filed one current report on Form 8-K with the Commission during the second quarter of 2003 and has since filed one more report on Form 8-K with the Commission:

1. Report filed April 18, 2003. Item 7. Exhibits. The report dated April 17, 2003 included the Golden West First Quarter 2003 Earnings Press Release and the Golden West June 30, 2003 Thirteen Month Statistical Data Press Release.
2. Report filed July 22, 2003. Item 7. Exhibits. The report dated July 21, 2003 included the Golden West Second Quarter 2003 Earnings Press Release and the Golden West June 30, 2003 Thirteen Month Statistical Data Press Release.






                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOLDEN WEST FINANCIAL CORPORATION

Dated:  August 13, 2003

                        /s/ Russell W. Kettell
                        ________________________________________________________

                        Russell W. Kettell
                        President and Chief Financial Officer



                        /s/ William C. Nunan
                        ________________________________________________________

                        William C. Nunan
                        Group Senior Vice President and Chief Accounting Officer

                 EXHIBIT 11

     Golden West Financial Corporation
   Statement of Computation of Basic and
         Diluted Earnings Per Share
   (Dollars in thousands except per share
                  figures)

                                               Three Months Ended               Six Months Ended
                                                    June 30                         June 30
                                          ----------------------------    ----------------------------
                                              2003           2002             2003           2002
                                          -------------  -------------    -------------  -------------

Net Earnings                              $    272,473      $ 226,368        $ 532,538      $ 464,449
                                          =============  =============    =============  =============

Weighted Average
    Common Shares                          152,582,771    154,899,196      152,963,162    155,155,946
Dilutive effect of outstanding
    common stock equivalents                 2,509,009      2,179,236        2,461,792      2,113,111
                                          -------------  -------------    -------------  -------------
Diluted Average
    Common Shares Outstanding              155,091,780    157,078,432      155,424,954    157,269,057
                                          =============  =============    =============  =============

Basic Earnings Per Share                  $       1.79      $    1.46        $    3.48      $    2.99
                                          =============  =============    =============  =============

Diluted Earnings Per Share                $       1.76      $    1.44        $    3.43      $    2.95
                                          =============  =============    =============  =============

                                  EXHIBIT 31.1
                            SECTION 302 CERTIFICATION

I, Herbert M. Sandler, certify that:
1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal control over financial reporting.


August 13, 2003                                /s/ Herbert M. Sandler
-----------------------------------            ---------------------------------
Date                                           Herbert M. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 31.2
                            SECTION 302 CERTIFICATION

I, Marion O. Sandler, certify that:
1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal control over financial reporting.

August 13, 2003                                /s/ Marion O. Sandler
-----------------------------------            ---------------------------------
Date                                           Marion O. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 31.3
                            SECTION 302 CERTIFICATION

I, Russell W. Kettell, certify that:
1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal control over financial reporting.

August 13, 2003                            /s/ Russell W. Kettell
-----------------------------------        -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                                   EXHIBIT 32

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS AND
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended June 30, 2003, each of the undersigned, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended June 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.



August 13, 2003                            /s/ Herbert M. Sandler
-----------------------------------        -------------------------------------
Date                                       Herbert M. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation



August 13, 2003                            /s/ Marion O. Sandler
-----------------------------------        -------------------------------------
Date                                       Marion O. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation



August 13, 2003                            /s/ Russell W. Kettell
-----------------------------------        -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Golden West Financial Corporation and will be retained by Golden West Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.