Form 10-Q
period 2003-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2003-11-12
CIK 42293

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

    The number of shares outstanding of the registrant's common stock as of
                               October 31, 2003:

                       Common Stock -- 151,927,158 shares.




================================================================================

================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements
  Consolidated Statement of Financial Condition -
     September 30, 2003 and 2002 and December 31, 2002.........................1
  Consolidated Statement of Net Earnings -
     For the three and nine months ended September 30, 2003 and 2002...........2
  Consolidated Statement of Cash Flows -
     For the three and nine months ended September 30, 2003 and 2002...........3
  Consolidated Statement of Stockholders' Equity -
     For the nine months ended September 30, 2003 and 2002.....................5
  Note to Consolidated Financial Statements - Accounting Policies .............6

 Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................8
  Financial Highlights.........................................................9
  Financial Condition.........................................................11
  Cash and Investments........................................................14
  Loans Receivable, Including MBS.............................................14
  Mortgage Servicing Rights...................................................22
  Asset Quality...............................................................23
  Deposits....................................................................25
  Advances from Federal Home Loan Banks.......................................26
  Securities Sold Under Agreements to Repurchase..............................27
  Other Borrowings............................................................27
  Stockholders' Equity........................................................27
  Regulatory Capital..........................................................28
  Results of Operations.......................................................30
  Liquidity and Capital Resources.............................................37

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........38

 Item 4.   Controls and Procedures............................................38

PART II - OTHER INFORMATION

 Item 5.   Other Information..................................................38


 Item 6.   Exhibits and Reports on Form 8-K...................................39

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

           The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and nine-month periods have been included. The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year.


                        Golden West Financial Corporation
                  Consolidated Statement of Financial Condition
                                   (Unaudited)
                             (Dollars in thousands)


                                                                           September 30         December 31          September 30
                                                                               2003                 2002                 2002
                                                                        ------------------   -----------------    ------------------

Assets
  Cash                                                                        $   219,000          $  318,914              $290,578
  Securities available for sale at fair value                                     950,329             922,177               586,329
  Purchased mortgage-backed securities available for sale at fair value            24,824              34,543                37,828
  Purchased mortgage-backed securities held to maturity at cost                   425,741             161,846               193,747
  Mortgage-backed securities with recourse held to maturity                     4,078,140           5,871,069             6,539,387
  Loans receivable                                                             67,507,415          58,268,899            55,110,526
  Interest earned but uncollected                                                 179,091             183,130               203,042
  Investment in capital stock of Federal Home Loan Banks--at cost
      which approximates fair value                                             1,142,582           1,072,817             1,063,098
  Foreclosed real estate                                                           16,838              11,244                11,774
  Premises and equipment--at cost less accumulated depreciation                   355,955             351,942               346,476
  Other assets                                                                  1,257,925           1,209,247             1,132,042
                                                                        ------------------   -----------------    ------------------
                                                                             $ 76,157,840         $68,405,828          $ 65,514,827
                                                                        ==================   =================    ==================

Liabilities and Stockholders' Equity
  Deposits                                                                   $ 46,145,048         $41,038,797          $ 38,748,938
  Advances from Federal Home Loan Banks                                        19,689,871          18,635,099            18,577,094
  Securities sold under agreements to repurchase                                  721,639             522,299                21,766
  Federal funds purchased                                                         300,000                 -0-               200,000
  Bank notes                                                                    1,489,946           1,209,925             1,134,953
  Senior debt--net of discount                                                    990,862             989,690               989,295
  Subordinated notes--net of discount                                             200,000             199,867               199,822
  Taxes on income                                                                 580,969             489,252               470,623
  Other liabilities                                                               404,258             295,649               378,730
  Stockholders' equity                                                          5,635,247           5,025,250             4,793,606
                                                                        ------------------   -----------------    ------------------
                                                                             $ 76,157,840         $68,405,828          $ 65,514,827
                                                                        ==================   =================    ==================

                        Golden West Financial Corporation
                     Consolidated Statement of Net Earnings
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30                        September 30
                                                               -------------------------------     --------------------------------
                                                                   2003              2002              2003              2002
                                                               --------------    -------------     --------------    --------------
  Interest Income
      Interest on loans                                            $ 795,003         $752,343        $ 2,350,687       $ 2,122,065
      Interest on mortgage-backed securities                          60,246          105,700            207,100           398,147
      Interest and dividends on investments                           21,637           30,416             67,856            90,272
                                                               --------------    -------------     --------------    --------------
                                                                     876,886          888,459          2,625,643         2,610,484
  Interest Expense
      Interest on deposits                                           232,789          270,530            719,019           810,259
      Interest on advances                                            63,181           95,403            202,837           295,680
      Interest on repurchase agreements                                1,878              299              3,160             1,331
      Interest on other borrowings                                    25,708           26,527             76,935            75,596
                                                               --------------    -------------     --------------    --------------
                                                                     323,556          392,759          1,001,951         1,182,866
                                                               --------------    -------------     --------------    --------------
  Net Interest Income                                                553,330          495,700          1,623,692         1,427,618
  Provision for loan losses                                            2,082            6,484             10,062            20,209
                                                               --------------    -------------     --------------    --------------
  Net Interest Income after Provision for Loan Losses                551,248          489,216          1,613,630         1,407,409
  Noninterest Income
      Fees                                                            45,692           32,280            122,123           102,152
      Gain on the sale of securities, MBS and loans                   25,972            5,914             62,487            26,820
      Change in fair value of derivatives                              2,993              (54)             8,639             4,903
      Other                                                           16,083           19,722             47,483            45,284
                                                               --------------    -------------     --------------    --------------
                                                                      90,740           57,862            240,732           179,159
  Noninterest Expense
      General and administrative:
          Personnel                                                  108,976           92,622            310,152           260,661
          Occupancy                                                   24,404           22,922             72,301            65,327
          Deposit insurance                                            1,732            1,521              5,005             4,532
          Advertising                                                  5,252            4,048             16,569            10,975
          Other                                                       40,689           32,654            123,916            96,300
                                                               --------------    -------------     --------------    --------------
                                                                     181,053          153,767            527,943           437,795

  Earnings before Taxes on Income                                    460,935          393,311          1,326,419         1,148,773
  Taxes on income                                                    178,029          148,852            510,975           439,865
                                                               --------------    -------------     --------------    --------------
  Net Earnings                                                     $ 282,906         $244,459          $ 815,444         $ 708,908
                                                               ==============    =============     ==============    ==============

  Basic Earnings Per Share                                          $   1.86          $  1.58           $   5.34          $   4.58
                                                               ==============    =============     ==============    ==============

  Diluted Earnings Per Share                                        $   1.83          $  1.56           $   5.25          $   4.52
                                                               ==============    =============     ==============    ==============

                        Golden West Financial Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Three Months Ended                Nine Months Ended
                                                                           September 30                      September 30
                                                                    -----------------------------    -------------------------------
                                                                        2003            2002             2003             2002
                                                                    -------------   -------------    --------------  ---------------
Cash Flows from Operating Activities
  Net earnings                                                          $282,906        $244,459         $ 815,444        $ 708,908
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for loan losses                                              2,082           6,484            10,062           20,209
    Amortization of net loan costs                                        30,374          16,111            72,211           36,567
    Depreciation and amortization                                         10,300           9,698            30,957           27,621
    Loans originated for sale                                           (608,739)       (367,128)       (1,793,797)      (1,069,435)
    Sales of loans                                                     1,117,899         329,601         2,816,785        1,440,388
    Decrease (increase) in interest earned but uncollected                20,159          (3,988)            3,409           53,990
    Federal Home Loan Bank stock dividends                               (10,479)        (12,491)          (31,950)         (40,539)
    Increase in other assets                                            (121,825)       (137,260)         (234,848)        (353,388)
    Increase in other liabilities                                         40,674          76,713           108,609           65,956
    Increase in taxes on income                                           44,345          19,458           106,665           35,484
    Other, net                                                            13,318           3,138            15,927           20,672
                                                                    -------------   -------------    --------------  ---------------
      Net cash provided by operating activities                          821,014         184,795         1,919,474          946,433

Cash Flows from Investing Activities
  New loan activity:
    New real estate loans originated for portfolio                    (9,483,460)     (6,344,827)      (23,285,254)     (17,968,879)
    Real estate loans purchased                                             (372)            -0-            (1,442)             -0-
    Other, net                                                           (65,103)       (214,111)         (158,514)        (588,471)
                                                                    -------------   -------------    --------------  ---------------
                                                                      (9,548,935)     (6,558,938)      (23,445,210)     (18,557,350)
  Real estate loan principal payments:
    Monthly payments                                                     364,108         295,724         1,023,118          816,409
    Payoffs, net of foreclosures                                       4,900,796       2,837,083        12,300,214        7,732,887
                                                                    -------------   -------------    --------------  ---------------
                                                                       5,264,904       3,132,807        13,323,332        8,549,296

  Sales of mortgage-backed securities available for sale                     -0-             -0-               -0-          176,063
  Purchases of mortgage-backed securities held to maturity              (354,182)            -0-          (354,182)             -0-
  Repayments of mortgage-backed securities                               522,408         566,604         1,613,969        2,608,395
  Proceeds from sales of foreclosed real estate                           11,507           9,422            36,287           34,192
  Decrease (increase) in securities available for sale                  (335,960)       (245,685)          123,406          (13,756)
  Purchases of Federal Home Loan Bank stock                                  -0-             -0-           (37,185)             -0-
  Redemptions of Federal Home Loan Bank stock                                -0-             -0-               -0-           81,782
  Additions to premises and equipment                                    (12,122)        (12,563)          (37,013)         (46,690)
                                                                    -------------   -------------    --------------  ---------------
    Net cash used in investing activities                             (4,452,380)     (3,108,353)       (8,776,596)     (7,168,068)

                        Golden West Financial Corporation
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30                        September 30
                                                                 -------------------------------     -------------------------------
                                                                     2003             2002               2003              2002
                                                                 --------------   --------------    ---------------    -------------
Cash Flows from Financing Activities
  Net increase in deposits                                        $ 1,759,331      $ 2,518,197        $ 5,106,251       $ 4,276,353
  Additions to Federal Home Loan Bank advances                      1,275,000        1,345,551          7,882,300         4,485,551
  Repayments of Federal Home Loan Bank advances                    (1,512,318)      (1,717,358)        (6,827,528)       (3,945,966)
  Proceeds from agreements to repurchase securities                 1,201,810          401,855          1,303,507           911,310
  Repayments of agreements to repurchase securities                  (501,418)        (402,025)        (1,104,167)       (1,113,067)
  Increase in federal funds purchased                                  35,000          150,000            300,000           200,000
  Increase in bank notes                                            1,389,956           82,131            280,021         1,134,953
  Net proceeds from senior debt                                           -0-          790,708                -0-           790,708
  Repayments of subordinated debt                                         -0-         (200,000)               -0-          (400,000)
  Dividends on common stock                                           (12,936)         (11,159)           (38,959)          (33,665)
  Exercise of stock options                                             1,388            1,284              7,013            13,209
  Purchase and retirement of Company stock                            (53,407)         (77,075)          (151,230)         (146,232)
                                                                 --------------   --------------    ---------------    -------------
    Net cash provided by financing activities                       3,582,406        2,882,109          6,757,208         6,173,154
                                                                 --------------   --------------    ---------------    -------------
Net Decrease in Cash                                                  (48,960)         (41,449)           (99,914)          (48,481)
Cash at beginning of period                                           267,960          332,027            318,914           339,059
                                                                 --------------   --------------    ---------------    -------------
Cash at end of period                                             $   219,000        $ 290,578        $   219,000       $   290,578
                                                                 ==============   ==============    ===============    =============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                      $   320,156        $ 396,371          $ 995,299       $ 1,183,117
    Income taxes                                                      133,684          133,261            404,450           408,439
  Cash received for interest and dividends                            896,434          884,259          2,629,682         2,663,042
  Noncash investing activities:
    Loans receivable and loans underlying mortgage-backed
       securities converted from adjustable rate to fixed-rate        453,493           68,194          1,190,445           292,827
    Loans transferred to foreclosed real estate                        17,716           11,060             42,216            33,245
    Loans securitized into mortgage-backed securities with
       recourse recorded as loans receivable per SFAS 140           6,355,166          950,980         11,121,230        13,145,056
    Mortgage-backed securities held to maturity desecuritized
      into adjustable rate loans and recorded as loans receivable         -0-              -0-                -0-         4,147,670

                        Golden West Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  For the Nine Months Ended September 30, 2003
                                      ----------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                    Additional                     Other           Total
                                        Common       Paid-in      Retained     Comprehensive    Stockholders'       Comprehensive
                                        Stock        Capital      Earnings        Income           Equity               Income
                                      ----------   ------------  ----------   ---------------  ---------------    ------------------

Balance at January 1, 2003             $ 15,352     $  198,162   $4,612,529    $    199,207      $ 5,025,250
Comprehensive income:
  Net earnings                              -0-            -0-      815,444             -0-          815,444        $   815,444
  Change in unrealized gains on
    securities available for sale,
    net of tax                              -0-            -0-          -0-         (22,264)         (22,264)           (22,264)
  Reclassification adjustment for
    gains included in income                -0-            -0-          -0-              (7)              (7)                (7)
                                                                                                                  ------------------
    Comprehensive Income                                                                                            $   793,173
                                                                                                                  ==================
Common stock issued upon
  exercise of stock options                  33          6,980          -0-             -0-            7,013
Purchase and retirement of
   Company stock                           (195)           -0-     (151,035)            -0-         (151,230)
Cash dividends on common
   stock ($.255 per share)                  -0-            -0-      (38,959)            -0-          (38,959)
                                     -----------   ------------  ----------   ---------------  ---------------
Balance at September 30, 2003          $ 15,190     $  205,142   $5,237,979    $    176,936      $ 5,635,247
                                     ===========   ============  ==========   ===============  ===============

                                                                  For the Nine Months Ended September 30, 2002
                                      ----------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                    Additional                     Other           Total
                                        Common       Paid-in      Retained     Comprehensive    Stockholders'       Comprehensive
                                        Stock        Capital      Earnings        Income           Equity               Income
                                      ----------   ------------  ----------   ---------------  ---------------    ------------------

Balance at January 1, 2002             $ 15,553     $  173,500   $3,873,758    $    221,379      $ 4,284,190
Comprehensive income:
  Net earnings                              -0-            -0-      708,908             -0-          708,908        $   708,908
  Change in unrealized gains on
    securities available for sale,
    net of tax                              -0-            -0-          -0-         (32,057)         (32,057)           (32,057)
  Reclassification adjustment for
    gains included in income                -0-            -0-          -0-            (747)            (747)              (747)
                                                                                                                  ------------------
    Comprehensive Income                                                                                            $   676,104
                                                                                                                  ==================
Common stock issued upon
   exercise of stock options                 59         13,150          -0-             -0-           13,209
Purchase and retirement of
   Company stock                           (231)           -0-     (146,001)            -0-         (146,232)
Cash dividends on common
   stock ($.2175 per share)                 -0-            -0-      (33,665)            -0-          (33,665)
                                     -----------   ------------  ----------   ---------------  ---------------
Balance at September 30, 2002          $ 15,381     $  186,650   $4,403,000    $    188,575      $ 4,793,606
                                     ===========   ============  ==========   ===============  ===============

Note to Consolidated Financial Statements -- Accounting Policies

           The Company's significant accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission (SEC) on March 26, 2003 (SEC File No. 1-4629).

Stock-Based Compensation

           The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Historically, the options have been granted at exercise prices equal to the quoted market price at the date of the grant. Applying the intrinsic value based method of APB 25, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," (SFAS 123) the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                        Golden West Financial Corporation
                   Pro Forma Net Income and Earnings Per Share
                 (Dollars in thousands except per share figures)
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30                       September 30
                                                           ------------------------------     ------------------------------
                                                               2003             2002              2003             2002
                                                           -------------    -------------     -------------    -------------

    Net income, as reported                                    $282,906         $244,459          $815,444         $708,908
    Deduct:  Total stock based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects                                     (2,681)            (866)           (5,782)          (2,598)
                                                           -------------    -------------     -------------    -------------
    Pro forma net income                                       $280,225         $243,593          $809,662         $706,310
                                                           =============    =============     =============    =============

    Basic earnings per share
      As reported                                                $ 1.86          $  1.58            $ 5.34          $  4.58
      Pro forma                                                    1.84             1.58              5.30             4.56
    Diluted earnings per share
      As reported                                                $ 1.83          $  1.56            $ 5.25          $  4.52
      Pro forma                                                    1.81             1.56              5.22             4.50

Earnings Per Share

           The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

                        Golden West Financial Corporation
        Statement of Computation of Basic and Diluted Earnings Per Share
                 (Dollars in thousands except per share figures)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30                         September 30
                                                          ---------------------------------    ----------------------------------
                                                               2003              2002               2003              2002
                                                          ---------------   ---------------    ----------------  ----------------

            Net Earnings                                      $  282,906        $  244,459          $  815,444        $  708,908
                                                          ===============   ===============    ================  ================

            Weighted Average
              Common Shares                                  152,180,798       154,441,454         152,699,508       154,915,165
            Dilutive effect of outstanding
                common stock equivalents                       2,630,023         2,048,977           2,479,692         2,064,568
                                                          ---------------   ---------------    ----------------  ----------------
            Diluted Average
              Common Shares Outstanding                      154,810,821       156,490,431         155,179,200       156,979,733
                                                          ===============   ===============    ================  ================

            Basic Earnings Per Share                           $    1.86         $    1.58           $    5.34         $    4.58
                                                          ===============   ===============    ================  ================

            Diluted Earnings Per Share                         $    1.83         $    1.56           $    5.25         $    4.52
                                                          ===============   ===============    ================  ================


New Accounting Pronouncements

           In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003, did not have a significant impact on the Company's financial statements.

           In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 on July 1, 2003, had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Golden West Financial Corporation is a holding company that has as its principal asset World Savings Bank, FSB, a federally chartered savings bank, which is the one of the nation's largest financial institutions. Additionally, Golden West owns Atlas Advisers, Inc., an investment adviser to our Atlas family of mutual funds, and Atlas Securities, Inc., the distributor of our Atlas mutual funds and annuities.

           The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2002, as well as material changes in results of operations during the three and nine month periods ended September 30, 2003 and 2002, respectively.

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

                        Golden West Financial Corporation
                              Financial Highlights
                                   (Unaudited)
                 (Dollars in thousands except per share figures)

                                                                           September 30        December 31        September 30
                                                                               2003               2002                2002
                                                                         ------------------  ----------------   -----------------
   Assets                                                                     $ 76,157,840       $68,405,828        $ 65,514,827
   Loans receivable including mortgage-backed securities(a)                     72,036,120        64,336,357          61,881,488
   Adjustable rate mortgages including MBS(b)                                   69,528,396        61,770,142          59,158,704
   Fixed-rate mortgages held for investment including MBS(b)                     2,001,538         2,118,740           2,342,301
   Fixed-rate mortgages held for sale including MBS(b)                             341,175           404,141             365,626
   Deposits                                                                     46,145,048        41,038,797          38,748,938
   Stockholders' equity                                                          5,635,247         5,025,250           4,793,606

   Stockholders' equity/total assets                                                 7.40%             7.35%               7.32%
   Book value per common share                                                   $   37.10         $   32.73          $    31.17
   Common shares outstanding                                                   151,900,958       153,521,103         153,813,352

   Yield on earning assets                                                           4.70%             5.25%               5.49%
   Cost of funds                                                                     1.78%             2.32%               2.56%
   Yield on earning assets less cost
     of funds (primary spread)                                                       2.92%             2.93%               2.93%

   Ratio of nonperforming assets to total assets                                      .56%              .62%                .64%
   Ratio of troubled debt restructured to total assets                                .00%              .00%                .01%

   Loans serviced for others with recourse                                     $ 3,137,330       $ 2,897,859         $ 2,866,544
   Loans serviced for others without recourse                                    2,749,338         2,510,635           2,265,450

   World Savings Bank, FSB:
     Total assets                                                             $ 76,142,531       $67,967,975        $ 65,501,652
     Stockholder's equity                                                        5,971,863         5,358,440           5,091,742
     Stockholder's equity/total assets                                               7.84%             7.88%               7.77%
     Regulatory capital ratios:(c)
       Tier 1 capital (core or leverage)                                             7.62%             7.61%               7.51%
       Total risk-based capital                                                     14.39%            14.26%              14.07%
   World Savings Bank, FSB (Texas):
     Total assets                                                              $ 7,682,645       $ 7,916,763         $ 7,839,006
     Stockholder's equity                                                          475,480           413,885             410,787
     Stockholder's equity/total assets                                               6.19%             5.23%               5.24%
     Regulatory capital ratios:(c)
       Tier 1 capital (core or leverage)                                             6.19%             5.23%               5.24%
       Total risk-based capital                                                     27.08%            24.07%              24.76%

        (a) Includes net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.
        (b) Excludes net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.
        (c) For regulatory purposes, the requirements to be considered "well-capitalized" are 5.0% and 10.0% for tier 1 capital and total risk-based capital, respectively.

                                                        Golden West Financial Corporation
                                                                Financial Highlights
                                                                    (Unaudited)
                                                 (Dollars in thousands except per share figures)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                         September 30
                                                            -----------------------------------  -----------------------------------
                                                                 2003                2002              2003               2002
                                                            ---------------    ----------------  ----------------   ----------------
Real estate loans originated                                  $ 10,092,199       $  6,711,955      $ 25,079,051       $ 19,038,314
New adjustable rate mortgages as a percentage of
  real estate loans originated                                          93%                93%               92%                93%
Refinances as a percentage of real estate
  loans originated                                                      70%                59%               71%                59%

Deposits increase                                             $  1,759,331       $  2,518,197      $  5,106,251       $  4,276,353

Net earnings                                                       282,906            244,459           815,444            708,908
Basic earnings per share                                              1.86               1.58              5.34               4.58
Diluted earnings per share                                            1.83               1.56              5.25               4.52

Cash dividends on common stock                                $       .085       $      .0725      $       .255       $      .2175
Average common shares outstanding                              152,180,798        154,441,454       152,699,508        154,915,165
Average diluted common shares outstanding                      154,810,821        156,490,431       155,179,200        156,979,733

Ratios:(a)
  Net earnings/average stockholders' equity  (ROE)                   20.48%             20.66%            20.43%             20.73%
  Net earnings/average assets (ROA)                                   1.53%              1.52%             1.52%              1.54%
  Net interest margin(b)                                              3.07%              3.19%             3.11%              3.20%
  General and administrative expense/average assets                    .98%               .96%              .98%               .95%
  Efficiency ratio(c)                                                28.11%             27.78%            28.32%             27.25%



  (a)  Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third.
       Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine month period and dividing by four and ten, respectively.
  (b)  Net interest margin is net interest income divided by average interest-earning assets.
  (c)  The efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

           The consolidated condensed statement of financial condition shown in the table below presents the Company's assets and liabilities in percentage terms at September 30, 2003, December 31, 2002, and September 30, 2002. The reader is referred to page 47 of the Company's 2002 Annual Report on Form 10-K for similar information for the years 1999 through 2002 and a discussion of the changes in the composition of the Company's assets and liabilities in those years.

                                     TABLE 1

             Consolidated Condensed Statement of Financial Condition
                               In Percentage Terms

                                                            September 30          December 31             September 30
                                                                2003                  2002                    2002
                                                          ------------------    -----------------       ------------------
Assets
   Cash and investments                                                 1.5%                 1.8%                     1.3%
   Loans receivable including mortgage-backed
     securities                                                        94.6                 94.1                     94.5
   Other assets                                                         3.9                  4.1                      4.2
                                                          ------------------    -----------------       ------------------
                                                                      100.0%               100.0%                   100.0%
                                                          ==================    =================       ==================
Liabilities and Stockholders' Equity
   Deposits                                                            60.6%                60.1%                    59.2%
   Federal Home Loan Bank advances                                     25.9                 27.2                     28.4
   Securities sold under agreements to repurchase                        .9                   .8                       .0
   Federal funds purchased                                               .4                   .0                       .3
   Bank notes                                                           2.0                  1.8                      1.7
   Senior debt                                                          1.3                  1.4                      1.5
   Subordinated notes                                                    .3                   .3                       .3
   Other liabilities                                                    1.2                  1.1                      1.3
   Stockholders' equity                                                 7.4                  7.3                      7.3
                                                          ------------------    -----------------       ------------------
                                                                      100.0%               100.0%                   100.0%
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

           The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. The disparity between the repricing (maturity, prepayment, or interest rate change) of mortgage loans, including MBS, and investments and the repricing of deposits and borrowings can have a material impact on the Company's results of operations. The difference between the timing of the repricing of assets and liabilities is commonly referred to as "the gap" or "the repricing gap."

           The gap table on the following page shows that, as of September 30, 2003, the Company's assets reprice sooner than its liabilities. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company's earnings would rise when interest rates increase and would fall when interest rates decrease. However, the changes in the Company's earnings are also affected by the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes.

           CODI, which is the index Golden West uses to determine the rate on $25 billion of its existing adjustable rate mortgages, has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates.

           COFI, which is the index Golden West uses to determine the rate on $20 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit, do not reprice each month and, when they do reprice, may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

           COSI, which is the index Golden West uses to determine the rate on $23 billion of its existing adjustable rate mortgages, has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. However, the COSI repricing lag is offset by the same repricing lag on the Company's deposits.

           Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company's liabilities.

                                     TABLE 2

                Repricing of Earning Assets and Interest-Bearing
                   Liabilities, Repricing Gaps, and Gap Ratio
                            As of September 30, 2003
                              (Dollars in millions)

                                                                         Projected Repricing(a)
                                           -----------------------------------------------------------------------------------
                                               0 - 3            4 - 12            1 - 5            Over 5
                                              Months            Months            Years            Years             Total
                                           -------------    --------------    -------------    --------------    -------------
Earning Assets:
    Investments                                 $    950         $     -0-        $     -0-       $   -0-         $    950
    MBS:
      Adjustable rate                              3,910               -0-              -0-           -0-            3,910
      Fixed-rate                                      52               125              275           167              619
    Loans receivable:(b)
      Adjustable rate                             63,890               960              567           -0-           65,417
      Fixed-rate held for investment                 186               346              539           449            1,520
      Fixed-rate held for sale                       321               -0-              -0-           -0-              321
    Other(c)                                       1,293               -0-              -0-           -0-            1,293
    Impact of swaps                                  104              (104)             -0-           -0-              -0-
                                           -------------    --------------    -------------    --------------    -------------
Total                                           $ 70,706         $   1,327        $   1,381       $   616         $ 74,030
                                           =============    ==============    =============    ==============    =============
Interest-Bearing Liabilities:
    Deposits(d)                                 $ 37,821         $   4,717        $   3,601       $     6         $ 46,145
    FHLB advances                                 17,925               500              685           580           19,690
    Other borrowings                               2,711               -0-              497            494           3,702
                                           -------------    --------------    -------------    --------------    -------------
Total                                           $ 58,457         $   5,217        $   4,783       $ 1,080         $ 69,537
                                           =============    ==============    =============    ==============    =============

Repricing gap                                   $ 12,249         $  (3,890)       $  (3,402)      $  (464)        $  4,493
                                           =============    ==============    =============    ==============    =============
Cumulative gap                                  $ 12,249         $   8,359        $   4,957       $ 4,493
                                           =============    ==============    =============    ==============
Cumulative gap as a percentage of
    total assets                                    16.1%             11.0%             6.5%
                                           =============    ==============    =============

(a)   Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)   Balances exclude nonaccrual loans (90 days or more past due).
(c)   Includes cash in banks and Federal Home Loan Bank (FHLB) stock.
(d)   Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

           The Company's principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio adjustable rate mortgages to provide interest sensitivity to the asset side of the balance sheet. At September 30, 2003, ARMs constituted 97% of the Company's loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At September 30, 2003, such monthly adjustable mortgages accounted for 96% of the Company's ARM portfolio. Additionally, the Company offers home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company's cost of deposits and CODI-indexed ARMs follow the Company's cost of borrowings. ARMs indexed to COSI and CODI constituted 92% of the ARM originations in the first nine months of 2003 and 69% of the ARM portfolio at September 30, 2003. While the index strategy has improved the match between Golden West's adjustable rate mortgage portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company's ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI.

Cash and Investments

           At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had securities available for sale in the amount of $950 million, $922 million and $586 million, respectively, including unrealized gains on securities available for sale of $289 million, $326 million, and $308 million, respectively. Included in the Company's available for sale portfolio is Federal Home Loan Mortgage Corporation (Freddie Mac) stock with a cost basis of $6 million and a market value of $294 million at September 30, 2003. Between December 31, 2002 and September 30, 2003, the stock price of Freddie Mac dropped from $59.05 per share to $52.35 per share. As a result, the unrealized gain before tax on the Freddie Mac stock decreased from $326 million at December 31, 2002 to $289 million at September 30, 2003, and is reflected in the decrease in the total unrealized gains on the securities available for sale portfolio from December 31, 2002 to September 30, 2003. At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had no securities held for trading in its investment securities portfolio.

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

                                     TABLE 3

            Balance of Loans Receivable, Including MBS, by Component
                             (Dollars in thousands)

                                                     September 30         December 31         September 30
                                                         2003                2002                 2002
                                                  -------------------   ----------------    ------------------
Loans                                                    $43,940,690        $39,159,502           $39,853,568
Securitized loans(a)(b)                                   23,401,714         19,066,063            15,240,963
                                                  -------------------   ----------------    ------------------
    Total loans, excluding MBS                            67,342,404         58,225,565            55,094,531
                                                  -------------------   ----------------    ------------------

MBS-REMICs                                                 4,078,140          5,871,069             6,539,387
Purchased MBS                                                450,565            196,389               231,575
                                                  -------------------   ----------------    ------------------
    Total MBS                                              4,528,705          6,067,458             6,770,962
                                                  -------------------   ----------------    ------------------

Other(c)                                                     165,011             43,334                15,995
                                                  -------------------   ----------------    ------------------
    Total loans receivable, including MBS                $72,036,120        $64,336,357           $61,881,488
                                                  ===================   ================    ==================

(a)     Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.
(b)     Includes  $13.1 billion at September 30, 2003 of loans securitized with Fannie Mae where the underlying loans are subject to full credit recourse to the Company.
(c)     Includes net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

           Repayments from loans receivable, including MBS, were $5.8 billion and $14.9 billion for the three and nine months ended September 30, 2003 as compared to $3.7 billion and $11.2 billion during the same periods in 2002. These repayments were higher in 2003 as compared to 2002 due to an increase in the portfolio balance and an increase in the prepayment rate.

           Loans

           New loan originations amounted to $10.1 billion and $25.1 billion for the three and nine months ended September 30, 2003 compared to $6.7 billion and $19.0 billion for the same periods in 2002. The volume of originations increased during 2003 due to extremely low mortgage rates and the high volatility of rates charged on fixed-rate mortgages in the third quarter of 2003, which led to a strong demand for home loans, including the Company's ARM products. In particular, consumers continued to take advantage of these low interest rates to refinance their mortgages and, as a result, refinanced loans constituted 70% and 71%, respectively, of new loan originations for the three and nine months ended September 30, 2003, compared to 59% for the three and nine months ended September 30, 2002.

           First mortgages originated for portfolio excluding equity lines of credit (ELOCs) amounted to $9.2 billion and $22.7 billion for the three and nine months ended September 30, 2003, compared to $6.3 billion and $17.9 billion for the same periods in 2002. First mortgages originated for sale amounted to $573 million and $1.7 billion for the three and nine months ended September 30, 2003, compared to $355 million and $1.0 billion for the same periods in 2002. During the third quarter and first nine months of 2003, $453 million and $1.2 billion of loans, including MBS, were converted at the customer's request from adjustable rate to fixed-rate compared to $68 million and $293 million for the same periods in 2002. The Company sells most of its new and converted fixed-rate loans. For the three and nine months ended September 30, 2003, the Company sold $1.1 billion and $2.7 billion of fixed-rate first mortgage loans compared to $294 million and $1.3 billion for the same periods in 2002.

           At September 30, 2003, the Company had lending operations in 38 states. The largest source of mortgage origination was loans secured by residential properties in California. For the three and nine months ended September 30, 2003, 67% and 68%, respectively, of total loan originations were on residential properties in California compared to 65% and 67% for the same periods in 2002. The five largest states, other than California, for originations for the nine months ended September 30, 2003, were Florida, New Jersey, Texas, Illinois, and Colorado with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at September 30, 2003, December 31, 2002 and September 30, 2002. For additional detail on the Company's loan portfolio by state, see tables 10 and 11 on pages 20 and 21.

           Golden West originates ARMs tied primarily to CODI, COFI, and COSI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West's ARM originations constituted 93% and 92% of new mortgage volume made by the Company for the third quarter and first nine months of 2003 compared to 93% for the same periods in 2002. The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 2003 and 2002.

                                     TABLE 4

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in thousands)

                                 Three Months Ended                    Nine Months Ended
                                    September 30                         September 30
                          ---------------------------------    ----------------------------------
        ARM Index              2003              2002               2003              2002
    -------------------   ---------------    --------------    ----------------  ----------------
    CODI                      $5,792,167       $ 3,737,727        $ 14,158,435       $ 8,598,127
    COFI                         376,627           689,933           1,294,288         2,829,982
    COSI                       2,972,061         1,823,191           6,948,100         6,232,726
    Prime(a)                     261,120               -0-             596,217               -0-
                          ---------------    --------------    ----------------  ----------------
                              $9,401,975       $ 6,250,851        $ 22,997,040      $ 17,660,835
                          ===============    ==============    ================  ================

(a)   As of January 2003, includes fundings of new ELOCs indexed to the prime rate. Only amounts drawn at the establishment of the line of credit are included in originations.

           The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 97% at September 30, 2003 compared to 96% at December 31, 2002 and September 30, 2002. The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at September 30, 2003, December 31, 2002, and September 30, 2002.

                                     TABLE 5

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in thousands)

                                September 30          December 31         September 30
        ARM Index                   2003                  2002                2002
--------------------------    ------------------    -----------------   ------------------
CODI                                $25,205,558          $13,286,566          $ 8,955,178
COFI                                 19,617,024           24,755,498           26,296,529
COSI                                 22,695,303           22,070,692           22,363,740
Prime(a)                              1,547,845              999,251              811,598
Other(b)                                462,666              658,135              731,659
                              ------------------    -----------------   ------------------
                                    $69,528,396          $61,770,142          $59,158,704
                              ==================    =================   ==================

(a) ELOCs tied to the prime rate.
(b) Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

           During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.20% or 7.29% above the actual weighted average rate at September 30, 2003, versus 12.13% or 6.74% above the actual weighted average rate at December 31, 2002 and 12.15% or 6.57% above the actual weighted average rate at September 30, 2002.

           At September 30, 2003, approximately $5.1 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2003, $2.4 billion of ARM loans had reached their rate floors compared to $2.0 billion at December 31, 2002 and September 30, 2002. The weighted average floor rate on the loans that had reached their floor was 5.49% at September 30, 2003 compared to 5.87% at December 31, 2002 and 5.95% at September 30, 2002. Without the floor, the average rate on these loans would have been 4.49% at September 30, 2003, 5.19% at December 31, 2002 and 5.30% at September 30, 2002.

           Most of the Company's loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $40 million and $104 million, respectively, for the third quarter and first nine months of 2003 compared to $34 million and $129 million for the same periods in 2002. The outstanding balance of fixed-rate seconds amounted to $144 million and $259 million at September 30, 2003 and 2002, respectively.

            The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The following table shows the amounts of new ELOCs established for the third quarter and first nine months of 2003 and 2002.

                                     TABLE 6

                     New Equity Lines of Credit Established
                             (Dollars in thousands)

                             Three Months Ended                    Nine Months Ended
                                September 30                         September 30
                      ---------------------------------    ----------------------------------
                           2003              2002               2003              2002
                      ---------------    --------------    ----------------  ----------------
New ELOCs
  established              $ 499,428         $ 309,034         $ 1,148,265         $ 846,798
                      ===============    ==============    ================  ================

           The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company's ELOCs at September 30, 2003, December 31, 2002, and September 30, 2002.

                                     TABLE 7

                              Equity Line of Credit
         Outstanding Balance and Maximum Total Line of Credit Available
                             (Dollars in thousands)

                                        September 30          December 31          September 30
                                            2003                  2002                 2002
                                      ------------------    -----------------    ------------------
ELOC outstanding balance                     $1,547,845            $ 999,251            $  811,598
                                      ==================    =================    ==================

ELOC maximum total line
  of credit available                        $2,334,822           $1,501,725           $ 1,224,512
                                      ==================    =================    ==================

           The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the third quarter and first nine months of 2003, 11% of loans originated exceeded 80% of the appraised value of the property. For the third quarter and first nine months of 2002, 13% of loans originated were in excess of 80% of the appraised value of the property.

           The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined LTV (the sum of the first and second loan balances as a percentage of total value) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $35 million and $75 million for the third quarter and first nine months of 2003 as compared to $35 million and $107 million for the same periods in 2002. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

           The following table shows mortgage originations with LTV ratios or combined LTV ratios greater than 80% for the three and nine months ended September 30, 2003 and 2002.

                                     TABLE 8

                  Mortgage Originations With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                    ------------------------------    ------------------------------
                                                        2003             2002             2003             2002
                                                    -------------    -------------    --------------   -------------
First mortgages with loan to value ratios greater
        than 80%:
  With mortgage insurance                             $   46,355         $ 87,712         $ 188,719       $ 209,626
  With no mortgage insurance                              10,586           18,913            35,567          55,009
                                                    -------------    -------------    --------------   -------------
                                                          56,941          106,625           224,286         264,635
                                                    -------------    -------------    --------------   -------------
First and second mortgages with combined
loan to value ratios greater than 80%:(a)
  With pool insurance on second mortgages                786,183          576,350         1,900,096       1,781,975
  With no pool insurance                                 219,737          157,321           550,003         458,662
                                                    -------------    -------------    --------------   -------------
                                                       1,005,920          733,671         2,450,099       2,240,637
                                                    -------------    -------------    --------------   -------------

    Total                                             $1,062,861        $ 840,296        $2,674,385      $2,505,272
                                                    =============    =============    ==============   =============

(a) For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations.

           The following table shows the outstanding balance of mortgages with original LTV or combined LTV ratios greater than 80% at September 30, 2003 and 2002.

                                     TABLE 9

                   Balance of Mortgages With Loan to Value and
                 Combined Loan to Value Ratios Greater Than 80%
                             (Dollars in thousands)

                                                               As of September 30
                                                       ---------------------------------
                                                           2003               2002
                                                       --------------     --------------
First mortgages with loan to value ratios
        greater than 80%:
    With mortgage insurance                                $ 583,087          $ 520,691
    With no mortgage insurance                               174,859            344,340
                                                       --------------     --------------
                                                             757,946            865,031
                                                       --------------     --------------
First and second mortgages with combined loan to
        value ratios greater than 80%:
    With pool insurance on second mortgages                4,459,639          3,373,445
    With no pool insurance                                   415,290            363,014
                                                       --------------     --------------
                                                           4,874,929          3,736,459
                                                       --------------     --------------

    Total                                                $ 5,632,875        $ 4,601,490
                                                       ==============     ==============

           The following tables show the Company's loan portfolio by state at September 30, 2003 and 2002.

                                    TABLE 10

                             Loan Portfolio by State
                               September 30, 2003
                             (Dollars in thousands)

                                     Residential
                                     Real Estate                                  Commercial                               Loans
                          ----------------------------------                         Real                Total            as a % of
          State                1 - 4               5+               Land            Estate                Loans           Portfolio
------------------------  ----------------   ---------------    -------------   ----------------    ----------------   ------------
Northern California         $ 24,085,633        $1,776,791        $   -0-         $   11,426         $25,873,850            36.23%
Southern California           18,180,908         1,501,242            -0-              2,147          19,684,297            27.57
Florida                        3,982,586            53,830            -0-                 56           4,036,472             5.65
Texas                          2,736,848           135,792            -0-                290           2,872,930             4.02
New Jersey                     2,767,239               -0-            -0-                389           2,767,628             3.88
Washington                     1,324,793           689,869            -0-                -0-           2,014,662             2.82
Illinois                       1,660,918           133,228            -0-                -0-           1,794,146             2.51
Colorado                       1,438,426           178,936            -0-              4,005           1,621,367             2.27
Other(a)                      10,579,570           162,211              1              1,368          10,743,150            15.05
                          ----------------   ---------------    -------------   ----------------    ----------------   ------------
  Totals                    $ 66,756,921        $4,631,899        $     1         $   19,681          71,408,502           100.00%
                          ================   ===============    =============   ================                       ============

Net deferred loan costs                                                                                  461,197
Allowance for loan losses                                                                               (288,949)
Undisbursed loan funds                                                                                    (7,237)
Loans on deposits                                                                                         12,042
                                                                                                    ----------------
   Total loan portfolio and loans securitized into MBS-REMICs                                         71,585,555
Loans securitized into MBS-REMICs                                                                     (4,078,140)(b)
                                                                                                    ----------------
  Total loans receivable                                                                             $67,507,415
                                                                                                    ================

(a)    All states included in Other have total loan balances less than 2% of total loans.
(b)    The above schedule includes the September 30, 2003 balances of loans that were securitized and retained as MBS-REMICs.

                                    TABLE 11

                             Loan Portfolio by State
                               September 30, 2002
                             (Dollars in thousands)

                                      Residential
                                     Real Estate                                  Commercial                               Loans
                          ----------------------------------                         Real                Total            as a % of
          State                1 - 4               5+               Land            Estate                Loans           Portfolio
  ----------------------  ---------------    --------------   -------------   ----------------    ----------------      ------------

  Northern California       $ 19,743,499        $1,774,291         $   -0-        $   11,717         $21,529,507            34.94%
  Southern California         16,351,726         1,569,829             -0-             1,493          17,923,048            29.09
  Florida                      3,235,635            35,823             -0-                89           3,271,547             5.31
  Texas                        2,474,542           111,086             122               827           2,586,577             4.20
  New Jersey                   2,274,294               -0-             -0-             1,303           2,275,597             3.69
  Washington                   1,231,955           695,530             -0-               -0-           1,927,485             3.13
  Illinois                     1,497,881           130,375             -0-               -0-           1,628,256             2.64
  Colorado                     1,324,988           187,719             -0-             4,378           1,517,085             2.46
  Other(a)                     8,827,781           129,617               2             2,810           8,960,210            14.54
                          ---------------    --------------   -------------   ----------------    ----------------      -----------
    Totals                  $ 56,962,301        $4,634,270          $  124        $   22,617          61,619,312           100.00%
                          ===============    ==============   =============   ================                          ===========

  Net deferred loan costs                                                                                304,142
  Allowance for loan losses                                                                             (279,818)
  Undisbursed loan funds                                                                                  (8,329)
  Loans on deposits                                                                                       14,606
                                                                                                  ----------------
     Total loan portfolio and loans securitized into MBS-REMICs                                       61,649,913
  Loans securitized into MBS-REMICs                                                                   (6,539,387)(b)
                                                                                                  ----------------
     Total loans receivable                                                                          $55,110,526
                                                                                                  ================

(a) All states included in Other have total loan balances less than 2% of total loans.
(b)   The above schedule includes the September 30, 2002 balances of loans that were securitized and retained as MBS-REMICs.



           Loan repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 2003, loan repayments were $5.3 billion and $13.3 billion, respectively, compared to $3.1 billion and $8.5 billion for the same periods of 2002. The increase in loan repayments was primarily due to an increase in the balance of loans receivable and an increase in the prepayment rate.

           Securitized Loans

           The Company securitized $6.4 billion and $11.1 billion of loans during the third quarter and first nine months of 2003. During the third quarter and first nine months of 2002, the Company securitized $951 million and $13.1 billion of loans, respectively. These securities are classified as loans receivable on the Consolidated Statement of Financial Condition and are available to be used as collateral for borrowings.

Mortgage-Backed Securities

           At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had MBS held to maturity in the amount of $4.5 billion, $6.0 billion, and $6.7 billion, respectively. The decrease in MBS held to maturity from September 30, 2002 to September 30, 2003 was due to prepayments, partially offset by the purchase of $354 million of MBS for Community Reinvestment Act purposes. MBS-REMICs are available to be used as collateral for borrowings. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

           At September 30, 2003, December 31, 2002, and September 30, 2002, the Company had MBS available for sale in the amount of $25 million, $35 million, and $38 million, respectively, including net unrealized gains on MBS available for sale of $131 thousand at September 30, 2003, $139 thousand at December 31, 2002, and $635 thousand at September 30, 2002. During the first quarter of 2002, the Company sold $176 million of MBS available for sale, which resulted in a gain of $3 million.

           Repayments of MBS during the third quarter and first nine months of 2003 were $522 million and $1.6 billion compared to $567 million and $2.6 billion during the same periods of 2002. MBS repayments were lower during the first nine months of 2003 as compared to the first nine months of 2002 due to the decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

           Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2003 and 2002.

                                    TABLE 12

                      Capitalized Mortgage Servicing Rights
                             (Dollars in thousands)

                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                         ---------------------------    ---------------------------
                                             2003            2002           2003            2002
                                         ------------    -----------    ------------    -----------
  Beginning balance of CMSRs                 $82,060        $61,778         $69,448        $56,056
  New CMSRs from loan sales                   20,554          4,175          49,716         19,387
  Amortization of CMSRs                      (10,516)        (5,266)        (27,066)       (14,756)
                                         ------------    -----------    ------------    -----------
  Ending balance of CMSRs                    $92,098        $60,687         $92,098        $60,687
                                         ============    ===========    ============    ===========


           The estimated amortization of the September 30, 2003 balance for the remainder of 2003 and the five years ending 2008 is $11.4 million (2003), $33.8 million (2004), $23.6 million (2005), $15.0 million (2006), $6.8 million (2007), and $1.5 million (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

           The book value of the Company's CMSRs did not exceed the fair value at September 30, 2003 or 2002 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

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

                                    TABLE 13

               Nonperforming Assets and Troubled Debt Restructured
                             (Dollars in thousands)

                                                      September 30        December 31          September 30
                                                          2003                2002                 2002
                                                    ------------------  -----------------    ------------------
Non-accrual loans                                          $  409,001         $  413,123            $  405,806
Foreclosed real estate                                         16,838             11,244                11,774
                                                    ------------------  -----------------    ------------------
Total nonperforming assets                                 $  425,839         $  424,367            $  417,580
                                                    ==================  =================    ==================

TDRs, net of interest reserve                               $   2,201           $    233             $   3,388
                                                    ==================  =================    ==================

Ratio of NPAs to total assets                                    .56%               .62%                  .64%
                                                    ==================  =================    ==================

Ratio of TDRs to total assets                                    .00%               .00%                  .01%
                                                    ==================  =================    ==================

Ratio of NPAs and TDRs to total assets                           .56%               .62%                  .65%
                                                    ==================  =================    ==================


           The balances of NPAs at September 30, 2003, December 31, 2002 and September 30, 2002 reflect only nominal increases in delinquencies associated with the aging of the large volume of mortgages originated during the past three years. Continued economic weakness in a few geographical areas of the U.S. has contributed to some increase in foreclosed real estate. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. At September 30, 2003, December 31, 2002, and September 30, 2002, non-accrual loans included real estate in judgement of $2.7 million, $3.9 million, and $5.2 million, respectively. Interest foregone on non-accrual loans (loans 90 days or more past due) amounted to a recovery of $412 thousand for the third quarter of 2003 and an expense of $2 million for the nine months ended September 30, 2003 compared to an expense of $1 million and $2 million for the three and nine months ended September 30, 2002. Interest foregone on TDRs amounted to $4 thousand and $12 thousand for the three and nine months ended September 30, 2003, compared to less than $1 thousand and $6 thousand for the same periods in 2002.

           The following tables show the Company's NPAs by state as of September 30, 2003 and 2002.

                                                            TABLE 14

                                                  Nonperforming Assets by State
                                                       September 30, 2003
                                                     (Dollars in thousands)

                                 Non-Accrual Loans(a)(b)                   Foreclosed Real Estate (FRE)
                        ----------------------------------------   --------------------------------------
                              Residential            Commercial         Residential         Commercial                       NPAs as
                              Real Estate              Real            Real Estate            Real            Total          a % of
        State              1 - 4          5+          Estate        1 - 4        5+          Estate            NPAs          Loans
--------------------    ------------   ----------   ------------   ---------   --------  ---------------   -------------  ----------
Northern California        $115,053       $  571      $      5      $ 3,001     $ -0-        $     -0-        $118,630          .46%
Southern California          79,805        1,390           209          513       -0-              -0-          81,917          .42
Florida                      31,626          -0-           -0-          975       -0-              -0-          32,601          .81
Texas                        34,982          -0-           -0-        5,230       -0-              292          40,504         1.41
New Jersey                   19,643          -0-           -0-          337       -0-              -0-          19,980          .72
Washington                   11,672          -0-           -0-          890       -0-              -0-          12,562          .62
Illinois                     13,427          -0-           -0-          839       -0-              -0-          14,266          .80
Colorado                      8,400           61           -0-          -0-       -0-              -0-           8,461          .52
Other(c)                     92,157          -0-           -0-        5,119       -0-              -0-          97,276          .91
                        ------------   ----------   ------------   ---------   --------  ---------------   -------------  ----------
  Totals                   $406,765      $ 2,022      $    214      $16,904     $ -0-         $   292          426,197          .60
                        ============   ==========   ============   =========   ========  ===============

FRE general valuation allowance                                                                                   (358)        (.00)
                                                                                                           -------------   ---------
Total nonperforming assets                                                                                    $ 425,839         .60%
                                                                                                           =============   =========

(a) Non-accrual loans are 90 days or more past due and interest is not recognized on these loans.
(b) The September 30, 2003 balances include loans that were securitized into MBS-REMICs.
(c) All states included in Other have total loan balances less than 2% of total loans.

                                                            TABLE 15

                                                  Nonperforming Assets by State
                                                       September 30, 2002
                                                     (Dollars in thousands)

                                 Non-Accrual Loans(a)(b)                   Foreclosed Real Estate (FRE)
                        ----------------------------------------   --------------------------------------
                              Residential            Commercial         Residential         Commercial                       NPAs as
                              Real Estate              Real            Real Estate            Real            Total          a % of
        State              1 - 4          5+          Estate        1 - 4        5+          Estate            NPAs          Loans
--------------------    ------------   ----------   ------------   ---------   --------  ---------------   -------------  ----------
Northern California        $ 94,329      $   -0-      $      6      $   388     $ -0-         $    -0-        $ 94,723          .44%
Southern California         106,272          -0-           310        2,614       -0-              -0-         109,196          .61
Florida                      38,545          -0-            21          -0-       -0-              -0-          38,566         1.18
Texas                        23,488          -0-           442        1,163       -0-              -0-          25,093          .97
New Jersey                   19,094          -0-           224          -0-       -0-              -0-          19,318          .85
Washington                   14,998          -0-           -0-        1,133       -0-              -0-          16,131          .84
Illinois                     16,096          -0-           -0-        1,290       -0-              -0-          17,386         1.07
Colorado                      4,524           65           -0-          349       -0-              -0-           4,938          .33
Other(c)                     87,333           59           -0-        5,163       -0-              -0-          92,555         1.03
                        ------------   ----------   ------------   ---------   --------  ---------------   -------------  ----------
  Totals                   $404,679      $   124      $  1,003      $12,100     $ -0-         $    -0-         417,906          .68
                        ============   ==========   ============   =========   ========  ===============

FRE general valuation allowance                                                                                   (326)        (.00)
                                                                                                           -------------   ---------
Total nonperforming assets                                                                                    $ 417,580         .68%
                                                                                                           =============   =========

(a) Non-accruals loans are 90 days or more past due and interest is not recognized on these loans.
(b) The September 30, 2002 balances include loans that were securitized into MBS-REMICs.
(c) All states included in Other have total loan balances less than 2% of total loans.

           The Company provides specific valuation allowances for losses on major loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses in the loan portfolio that is based on both the Company's historical loss experience and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This process also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographic regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reconsidered quarterly.

           The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002.

                                    TABLE 16

                      Changes in Allowance for Loan Losses
                             (Dollars in thousands)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30                    September 30
                                                                   ----------------------------    ----------------------------
                                                                      2003             2002           2003             2002
                                                                   ------------     -----------    ------------     -----------
     Beginning allowance for loan losses                              $287,868        $273,881        $281,097        $261,013
     Provision for losses charged to                                     2,082           6,484          10,062          20,209
     expense
     Loans charged off                                                  (1,200)           (646)         (2,678)         (1,766)
     Recoveries                                                            199              99             468             362
                                                                   ------------     -----------    ------------     -----------
     Ending allowance for loan losses                                 $288,949        $279,818        $288,949        $279,818
                                                                   ============     ===========    ============     ===========

     Ratio of net chargeoffs to average loans outstanding
       (including MBS-REMICs)                                             .01%            .00%            .00%            .00%
                                                                   ============     ===========    ============     ===========

     Ratio of allowance for loan losses to total loans
       (including MBS-REMICs)                                                                             .40%            .45%
                                                                                                   ============     ===========

     Ratio of allowance for loan losses to NPAs                                                          67.9%           67.0%
                                                                                                   ============     ===========


Deposits

           The Company raises deposits through its retail branch system, through the internet, and through the money markets.

        Retail deposits increased during the third quarter of 2003 by $1.8 billion, including interest credited of $215 million, compared to an increase of $2.5 billion, including interest credited of $240 million in the third quarter of 2002. Retail deposits increased during the first nine months of 2003 by $5.1 billion, including interest credited of $645 million, compared to an increase of $4.3 billion, including interest credited of $704 million in the first nine months of 2002. The public found savings to be a more favorable investment compared with other alternatives. Retail deposits increased during the first nine months of 2003 because the Company combined significant promotions and competitive rates on liquid accounts to generate deposit growth. At September 30, 2003 and 2002, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 75% and 60%, respectively, of the total balance of deposits.

           The table below shows the Company's deposits by interest rate and by remaining maturity at September 30, 2003 and 2002.

                                    TABLE 17

                                    Deposits
                              (Dollars in millions)

                                                                                             September 30
                                                                     -----------------------------------------------------------
                                                                                 2003                           2002
                                                                     ----------------------------   ----------------------------
                                                                         Rate           Amount        Rate(a)          Amount
                                                                     -----------    -------------   -----------    -------------
    Deposits by rate:
      Interest-bearing checking accounts                                   1.01%         $   180          1.44%         $   140
      Interest-bearing checking accounts swept
        into money market deposit accounts                                 1.46            5,152          1.94            4,220
      Passbook accounts                                                     .47              471           .83              451
      Money market deposit accounts                                        1.84           28,973          2.81           18,617
      Term certificate accounts with original maturities of:
        4 weeks to 1 year                                                  1.32            3,840          2.11            5,739
        1 to 2 years                                                       1.54            2,602          2.80            4,586
        2 to 3 years                                                       2.98            1,637          4.09            1,887
        3 to 4 years                                                       3.90            1,289          4.62            1,242
        4 years and over                                                   4.87            1,939          5.13            1,752
      Retail jumbo CDs                                                     3.12               62          3.90              115
                                                                                    -------------                  -------------
                                                                                        $ 46,145                       $ 38,749
                                                                                    =============                  =============


    Deposits by remaining maturity:
        No contractual maturity                                            1.76%        $ 34,776          2.60%        $ 23,428
        Maturity within one year                                           1.85            7,762          2.71           11,372
        1 to 5 years                                                       3.95            3,601          4.31            3,937
        Over 5 years                                                       4.29                6          5.10               12
                                                                                    -------------                  -------------
                                                                                        $ 46,145                       $ 38,749
                                                                                    =============                  =============

    (a) Weighted average interest rate, including the impact of interest rate swaps.

           At September 30, the weighted average cost of deposits was 1.95%
(2003) and 2.81% (2002).

Advances from Federal Home Loan Banks

           The Company uses borrowings from the FHLBs, also known as "advances," to provide funds for loan origination activities. Advances are generally pledged with certain loans and MBS. FHLB advances amounted to $19.7 billion at September 30, 2003, compared to $18.6 billion at December 31, 2002 and September 30, 2002.

Securities Sold Under Agreements to Repurchase

           The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio. Reverse Repos with dealers and banks amounted to $722 million, $522 million, and $22 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

Other Borrowings

           At September 30, 2003 and 2002, Golden West, at the holding company level, had a total of $200 million of subordinated debt outstanding. As of September 30, 2003, Golden West's subordinated debt securities were rated A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively. In October 2003, the Company paid off the $200 million of subordinated debt.

           At September 30, 2003, Golden West, at the holding company level, had outstanding $991 million of senior debt compared to $989 million at September 30, 2002. As of September 30, 2003, Golden West's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

           WSB has a bank note program under which up to $5 billion of borrowings can be outstanding at any point in time. At September 30, 2003, December 31, 2002 and September 30, 2002, WSB had $1.5 billion, $1.2 billion, and $1.1 billion, respectively, of bank notes outstanding. As of September 30, 2003, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

           WSB may issue long-term wholesale deposits and long-term unsecured senior debt. At September 30, 2003, WSB had no long-term wholesale deposits or long-term unsecured senior debt outstanding. WSB's unsecured senior debt ratings were Aa3 and AA- from Moody's and S&P, respectively.

Stockholders' Equity

           The Company's stockholders' equity increased by $610 million during the first nine months of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $151 million cost of the repurchase of Golden West stock. The unrealized gains on securities available for sale, net of tax, decreased from $199 million at December 31, 2002 to $177 million at September 30, 2003 (see page 14 for further discussion). The Company's stockholders' equity increased by $509 million during the first nine months of 2002 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $146 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders' equity at September 30, 2003, December 31, 2002, and September 30, 2002 were $177 million, $199 million, and $189 million, respectively.

           Since 1993, through five separate actions, the Company's Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of September 30, 2003, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 1993, of which 2.0 million were purchased and retired at a cost of $151 million during the first nine months of 2003. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

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

           As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of September 30, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

           The following tables show WSB's and WTX's regulatory capital ratios and compare them to the OTS minimum requirements at September 30, 2003 and 2002.

                                    TABLE 18

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                            As of September 30, 2003
                             (Dollars in thousands)


                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $5,785,917       7.62%           $ 1,138,820      1.50%                    ---        ---
Tier 1 (core or leverage)             5,785,917       7.62              3,036,852      4.00            $  3,796,065       5.00%
Tier 1 risk-based                     5,785,917      13.71                    ---       ---               2,532,271       6.00
Total risk-based                      6,073,121      14.39              3,376,361      8.00               4,220,452      10.00

WTX
Tangible                              $ 475,480       6.19%            $  115,240      1.50%                    ---        ---
Tier 1 (core or leverage)               475,480       6.19                307,306      4.00             $   384,132       5.00%
Tier 1 risk-based                       475,480      27.05                    ---       ---                 105,469       6.00
Total risk-based                        476,097      27.08                140,625      8.00                 175,782      10.00


                                    TABLE 19

            Regulatory Capital Ratios, Minimum Capital Requirements,
                    and Well-Capitalized Capital Requirements
                            As of September 30, 2002
                             (Dollars in thousands)


                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $4,899,824       7.51%            $  978,899      1.50%                    ---        ---
Tier 1 (core or leverage)             4,899,824       7.51              2,610,398      4.00            $  3,262,997       5.00%
Tier 1 risk-based                     4,899,824      13.32                    ---       ---               2,207,546       6.00
Total risk-based                      5,178,292      14.07              2,943,395      8.00               3,679,244      10.00

WTX
Tangible                              $ 410,787       5.24%            $  117,585      1.50%                    ---        ---
Tier 1 (core or leverage)               410,787       5.24                313,560      4.00             $   391,950       5.00%
Tier 1 risk-based                       410,787      24.75                    ---       ---                  99,599       6.00
Total risk-based                        411,011      24.76                132,799      8.00                 165,998      10.00

Results Of Operations

           Net Earnings

           Net earnings for the three months ended September 30, 2003 were $283 million compared to net earnings of $244 million for the three months ended September 30, 2002. Net earnings for the nine months ended September 30, 2003 were $815 million compared to net earnings of $709 million for the nine months ended September 30, 2002. Net earnings increased in 2003 as compared to 2002 primarily as a result of increased net interest income and increased noninterest income which was partially offset by an increase in general and administrative expenses.

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

           Net interest income amounted to $553 million and $1.6 billion, respectively, for the three and nine months ended September 30, 2003 as compared to $496 million and $1.4 billion for the same periods in 2002. These amounts represented 12% and 14% increases, respectively, over the previous year. The growth of net interest income in 2003 compared with the prior year resulted from the growth in the loan portfolio over the past twelve months which was partially offset by a modest decrease in the Company's average primary spread for the nine months, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

           Between September 30, 2002 and September 30, 2003, the Company's earning asset balance increased by $10.5 billion or 17%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales.

           As noted in the discussion of the gap on pages 12 and 13, the Company's liabilities respond more rapidly to movements in short-term interest rates than the Company's assets, most of which are adjustable rate mortgages tied to indexes that lag changes in market interest rates. Consequently, when short-term interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines for a bit until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands for a while until the ARM yield catches up to previous rate increases. For the five years ended September 30, 2003, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.56%.

           During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001, while the yield on the Company's assets fell by only 166 basis points. As a consequence, the Company's primary spread widened substantially during 2001, and by yearend reached 3.21%, the highest level in the Company's history. In 2002, the Federal Funds rate remained steady at 1.75% until November, when the Federal Reserve's Open Market Committee lowered the Federal Funds rate by 50 basis points to 1.25%. During 2002, the Company's cost of funds declined by an additional 83 basis points. At the same time, the Company's asset yield fell by 111 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at December 31, 2002. On June 25, 2003, the Federal Reserve's Open Market Committee lowered the Federal Funds rate by an additional 25 basis points to 1.00%. Reflecting the decline of short-term interest rates at the end of 2002 and the rate decrease in June, the Company's cost of funds declined by 54 basis points during the first nine months of 2003, while the yield on the Company's assets fell by 55 basis points. Consequently, the Company's primary spread was 2.92% at September 30, 2003. However, the average primary spread for the first nine months of 2003 was 2.95% compared with 3.01% for the same period in 2002.

           The table below shows the components of the Company's spread at September 30, 2003, December 31, 2002, and September 30, 2002.

                                    TABLE 20

                            Yield on Earning Assets,
                        Cost of Funds, and Primary Spread

                                                  September 30           December 31          September 30
                                                      2003                  2002                  2002
                                                -----------------     ------------------    ------------------
Yield on loan portfolio, including MBS                      4.73%                  5.28%                 5.50%
Yield on investments                                        1.10                   1.94                  3.50
                                                -----------------     ------------------    ------------------
Yield on earning assets                                     4.70                   5.25                  5.49
                                                -----------------     ------------------    ------------------
Cost of deposits                                            1.95                   2.56                  2.81
Cost of borrowings                                          1.45                   1.85                  2.10
                                                -----------------     ------------------    ------------------
Cost of funds                                               1.78                   2.32                  2.56
                                                -----------------     ------------------    ------------------
Primary spread                                              2.92%                  2.93%                 2.93%
                                                =================     ==================    ==================

           The following tables set forth certain information with respect to the yields earned and rates paid on the Company's earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2003 and 2002.

                                    TABLE 21

             Average Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                  Three Months Ended                                 Three Months Ended
                                                  September 30, 2003                                  September 30, 2002
                                     ----------------------------------------------     --------------------------------------------
                                                         Annualized       End of                            Annualized     End of
                                          Average          Average        Period          Average             Average      Period
                                       Balances(a)(b)      Yield           Yield        Balances(a)(b)        Yield         Yield
                                     -----------------  ------------    -----------     ---------------    ------------   ----------
ASSETS
Investment securities                 $ 3,733,040           1.20%           1.10%(c)     $  3,306,584          2.17%         3.50%
Loans receivable, including MBS(d)     69,897,066           4.89            4.73           60,575,698          5.67          5.50
Invest. in capital stock of FHLBs       1,136,356           3.69             n/a(e)         1,055,276          4.73           n/a(e)
                                     ----------------   ------------                    ---------------    ------------
Earning assets                        $74,766,462           4.69%                        $ 64,937,558          5.47%
                                     ================   ============                    ===============    ============

LIABILITIES
Deposits:
  Checking accounts                   $   176,468           1.07%           1.01%        $    125,031          1.76%         1.44%
  Savings accounts                     33,386,274           1.86            1.76           21,170,685          2.62          2.61
  Term accounts                        11,804,362           2.60            2.52           16,309,182          3.22          3.12
                                     ----------------   ------------    -----------     ---------------    ------------   ----------
        Total deposits                 45,367,104           2.05            1.95           37,604,898          2.88          2.81
   Advances from FHLBs                 19,389,401           1.30            1.27           19,073,771          2.00          1.93
   Reverse repurchases                    706,184           1.06            1.06               82,965          1.44           .41
   Other borrowings                     4,995,642           2.06            2.70            4,641,925          2.29          3.36
                                     ----------------   ------------                    ---------------    ------------
   Interest-bearing liabilities       $70,458,331           1.84%                        $ 61,403,559          2.56%
                                     ================   ============                    ===============    ============

   Average net interest spread                              2.85%                                              2.91%
                                                        ============                                       ============

   Net interest income                $   553,330                                        $    495,700
                                     ================                                   ===============

   Net yield on average
     earning assets                                         2.96%                                              3.05%
                                                        ============                                       ============


(a) Averages are computed using daily balances.
(b) Includes balances of assets and liabilities that were acquired and matured within the same month.
(c) Freddie Mac stock is excluded from the end of period yield calculation, effective January 1, 2003.
(d) Balance includes nonaccrual loans (90 days or more past due).
(e) FHLB stock pays dividends; no end of period interest yield applies.

                                    TABLE 22

             Average Earning Assets and Interest-Bearing Liabilities
                             (Dollars in thousands)

                                                   Nine Months Ended                                  Nine Months Ended
                                                  September 30, 2003                                  September 30, 2002
                                     ----------------------------------------------     --------------------------------------------
                                                         Annualized       End of                            Annualized     End of
                                          Average          Average        Period          Average             Average      Period
                                       Balances(a)(b)      Yield           Yield        Balances(a)(b)        Yield         Yield
                                     ----------------   ------------    -----------     ---------------    ------------   ----------
ASSETS
Investment securities                 $ 3,521,006           1.36%           1.10%(c)     $  3,250,088          2.04%         3.50%
Loans receivable, including MBS(d)     67,552,708           5.05            4.73           57,849,845          5.81          5.50
Invest. in capital stock of FHLBs       1,118,092           3.81             n/a(e)         1,051,363          5.14           n/a(e)
                                     ----------------   ------------                    ---------------    ------------
Earning assets                        $72,191,806           4.85%                        $ 62,151,296          5.60%
                                     ================   ============                    ===============    ============

LIABILITIES
Deposits:
  Checking accounts                   $   169,044           1.17%           1.01%         $   161,013          1.38%         1.44%
  Savings accounts                     31,124,452           1.97            1.76           18,054,485          2.54          2.61
  Term accounts                        12,589,061           2.72            2.52           18,061,197          3.43          3.12
                                     ----------------   ------------    -----------     ---------------    ------------    ---------
        Total deposits                 43,882,557           2.18            1.95           36,276,695          2.98          2.81
Advances from FHLBs                    19,235,742           1.41            1.27           18,501,192          2.13          1.93
Reverse repurchases                       376,451           1.12            1.06              109,468          1.62           .41
Other borrowings                        4,566,717           2.25            2.70            3,993,764          2.52          3.36
                                     ----------------   ------------                    ---------------    ------------
Interest-bearing liabilities          $68,061,467           1.96%                        $ 58,881,119          2.68%
                                     ================   ============                    ===============    ============

Average net interest spread                                 2.89%                                              2.92%
                                                        ============                                       ============

Net interest income                   $ 1,623,692                                        $  1,427,618
                                     ================                                   ===============

Net yield on average
  earning assets                                            3.00%                                              3.06%
                                                        ============                                       ============


(a) Averages are computed using daily balances.
(b) Includes balances of assets and liabilities that were acquired and matured within the same month.
(c) Freddie Mac stock is excluded from the end of period calculation, effective January 1, 2003.
(d) Balance includes nonaccrual loans (90 days or more past due).
(e) FHLB stock pays dividends; no end of period interest yield applies.

           The following table shows the Company's revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 2003 and 2002.

                                    TABLE 23

                       Selected Revenue and Expense Items
                        as Percentages of Total Revenues

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                    September 30
                                                              ---------------------------      -------------------------
                                                                 2003            2002            2003           2002
                                                              ------------     ----------      ----------     ----------
Interest on loans                                                    82.2%          79.5%           82.0%          76.1%
Interest on mortgage-backed securities                                6.2           11.2             7.2           14.3
Interest and dividends on investments                                 2.2            3.2             2.4            3.2
                                                              ------------     ----------      ----------     ----------
                                                                     90.6           93.9            91.6           93.6
Less:
  Interest on deposits                                               24.0           28.6            25.1           29.0
  Interest on advances and other borrowings                           9.4           12.9             9.9           13.4
                                                              ------------     ----------      ----------     ----------
                                                                     33.4           41.5            35.0           42.4

Net interest income                                                  57.2           52.4            56.6           51.2
  Provision for loan losses                                            .2             .7              .4             .7
                                                              ------------     ----------      ----------     ----------
Net interest income after provision for loan losses                  57.0           51.7            56.2           50.5

Add:
  Fees                                                                4.7            3.4             4.3            3.7
  Gain on the sale of securities, MBS, and loans                      2.7             .6             2.2             .9
  Change in fair value of derivatives                                  .3             .0              .3             .2
  Other noninterest income                                            1.7            2.1             1.6            1.6
                                                              ------------     ----------      ----------     ----------
                                                                      9.4            6.1             8.4            6.4
Less:
  General and administrative expenses                                18.8           16.3            18.4           15.7
  Taxes on income                                                    18.4           15.7            17.8           15.8
                                                              ------------     ----------      ----------     ----------
Net earnings                                                         29.2%          25.8%           28.4%          25.4%
                                                              ============     ==========      ==========     ==========



           Interest on Loans

           In the third quarter of 2003, interest on loans increased by $43 million or 5.7% from the comparable period in 2002. The increase in the third quarter of 2003 was due to an $11.8 billion increase in the average portfolio balance, which was partially offset by a 75 basis point decrease in the average portfolio yield. In the first nine months of 2003, interest on loans increased by $229 million or 10.8% from the comparable period in 2002. The increase in the first nine months of 2003 was due to a $13.5 billion increase in the average portfolio balance, which was partially offset by a 77 basis point decrease in the average portfolio yield.

           Interest on Mortgage-Backed Securities

           In the third quarter of 2003, interest on mortgage-backed securities decreased by $45 million or 43.0% from the comparable period in 2002. The decrease in the third quarter of 2003 was primarily due to a $2.4 billion decrease in the average portfolio balance and a 78 basis point decrease in the average portfolio yield. In the first nine months of 2003, interest on mortgage-backed securities decreased by $191 million or 48.0% from the comparable period in 2002. The decrease in the first nine months of 2003 was primarily due to a $3.8 billion decrease in the average portfolio balance and a 56 basis point decrease in the average portfolio yield.

           Interest and Dividends on Investments

           The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the third quarter of 2003, interest and dividends on investments decreased by $9 million or 28.9% from the comparable period in 2002. The decrease in the third quarter of 2003 was due to a 96 basis point decrease in the average portfolio yield partially offset by a $426 million increase in the average portfolio balance. In the first nine months of 2003, interest and dividends on investments decreased by $22 million or 24.8% from the comparable period in 2002. The decrease in the first nine months of 2003 was due to a 68 basis point decrease in the average portfolio yield partially offset by a $271 million increase in the average portfolio balance.

           Interest on Deposits

           In the third quarter of 2003, interest on deposits decreased by $38 million or 14.0% from the comparable period in 2002. The decrease in the third quarter of 2003 was due to an 83 basis point decrease in the average cost of deposits partially offset by a $7.9 billion increase in the average balance of deposits. In the first nine months of 2003, interest on deposits decreased by $91 million or 11.3% from the comparable period in 2002. The decrease in the first nine months of 2003 was due to an 81 basis point decrease in the average cost of deposits partially offset by a $7.8 billion increase in the average balance of deposits.

           Interest on Advances and Other Borrowings

           In the third quarter of 2003, interest on advances and other borrowings decreased by $31 million or 25.7% from the comparable period of 2002. The decrease in the third quarter of 2003 was primarily due to a 60 basis point decrease in the average cost of these borrowings partially offset by a $1.3 billion increase in the average balance. In the first nine months of 2003, interest on advances and other borrowings decreased by $90 million or 24.1% from the comparable period of 2002. The decrease in the first nine months of 2003 was primarily due to a 64 basis point decrease in the average cost of these borrowings partially offset by a $1.6 billion increase in the average balance.

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

                                    TABLE 24

                    Schedule of Interest Rate Swaps Activity
                         (Notional amounts in millions)

                                                       Nine Months Ended
                                                      September 30, 2003
                                                --------------------------------
                                                  Receive              Pay
                                                   Fixed              Fixed
                                                   Swaps              Swaps
                                                -------------     --------------
Balance at December 31, 2002                         $    91            $   591
Maturities                                               (91)              (355)
                                               --------------    ---------------
Balance at September 30, 2003                       $    -0-            $   236
                                               ==============    ===============

           The range of floating interest rates received on swap contracts in the first nine months of 2003 was 1.02% to 1.83%, and the range of floating interest rates paid on swap contracts was 1.78% to 1.84%. The range of fixed interest rates received on swap contracts in the first nine months of 2003 was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.42% to 7.53%.

           Interest rate swap payment activity decreased net interest income by $3.0 million and $9.3 million for the three and nine months ended September 30, 2003 as compared to decreases of $4.3 million and $15.2 million for the same periods in 2002.

           The Company accounts for interest rate swaps under the provisions in SFAS 133. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $9 million, or $.03 after tax per diluted share for the nine months ended September 30, 2003, as compared to pre-tax income of $5 million, or $.02 after tax per diluted share for the nine months ended September 30, 2002. This additional income occurred because the fair value of Golden West's swaps changed in 2003 and 2002 as a result of interest rate movements and the maturities of interest rate swaps. Because the Company intends to hold these interest rate swaps to maturity, valuation gains and losses will net to zero over the lives of the swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at September 30, 2003.

           Provision for Loan Losses

           The provision for loan losses was $2 million and $10 million for the three and nine months ended September 30, 2003 compared to $6 million and $20 million for the same periods in 2002.

           Noninterest Income

           Noninterest income was $91 million and $241 million for the three and nine months ended September 30, 2003 compared to $58 million and $179 million for the same periods in 2002. The increase in 2003 as compared to 2002 resulted primarily from the increase in income associated with the larger volume of loan sales and higher loan prepayment fees.

           General and Administrative Expenses

           For the third quarter and first nine months of 2003, general and administrative expenses (G&A) were $181 million and $528 million compared to $154 million and $438 million for the comparable periods in 2002. G&A as a percentage of average assets on an annualized basis was .98% for the third quarter and first nine months of 2003, respectively, compared to .96% and .95% for the same periods in 2002. G&A expenses increased in 2003 because of the large increase in activity on both the loan and savings sides of the business, as well as the continued investment in resources to support future expansion of the Company. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 28.11% and 28.32% for the third quarter and first nine months of 2003 compared to 27.78% and 27.25% for the same periods in 2002.

           Taxes on Income

           The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.6% and 38.5% for the third quarter and first nine months of 2003 compared to 37.8% and 38.3% for the comparable periods in 2002.

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

           The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on senior debt and subordinated debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see stockholders' equity section on page 27), and general and administrative expenses. At September 30, 2003, December 31, 2002, and September 30, 2002, Golden West's total cash and investments amounted to $835 million, $830 million, and $870 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Golden West estimates the sensitivity of the Company's net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 12, 13, 30, and 31. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at September 30, 2003, management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company's long-term profitability and financial strength.

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


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

           On July 31, 2003, pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform auditing services and certain non-audit services for the Company. The non-audit services include tax compliance and planning, tax return reviews, other tax related services, and attestations confirming the calculation of COSI, CODI, and TCM for mortgage loan purposes.

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

Exhibit No.      Description
31.1             Section 302 Certification of Principal Executive Officer.

31.2             Section 302 Certification of Principal Executive Officer.

31.3             Section 302 Certification of Principal Financial Officer.

32 Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.



(b)   Reports on Form 8-K

     The Registrant filed one current report on Form 8-K with the Commission during the third quarter of 2003 and has since filed one more report on Form 8-K with the Commission:

     1. Report filed July 22, 2003. Item 7. Exhibits. The report dated July 21, 2003 included the Golden West Second Quarter 2003 Earnings Press Release and the Golden West September 30, 2003 Thirteen Month Statistical Data Press Release.
     2. Report filed October 22, 2003. Item 7. Exhibits. The report dated October 21, 2003 included the Golden West Third Quarter 2003 Earnings Press Release and the Golden West September 30, 2003 Thirteen Month Statistical Data Press Release.






                                   Signatures

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOLDEN WEST FINANCIAL CORPORATION


Dated:  November 11, 2003                   /s/ Russell W. Kettell
                                           -------------------------------------
                                           Russell W. Kettell
                                           President and Chief Financial Officer



                                            /s/ William C. Nunan
                                           -------------------------------------
                                           William C. Nunan
                                           Group Senior Vice President and
                                           Chief Accounting Officer

                                  EXHIBIT 31.1
                            SECTION 302 CERTIFICATION

I, Herbert M. Sandler, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
        c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

November 11, 2003                               /s/ Herbert M. Sandler
------------------                             ---------------------------------
Date                                           Herbert M. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 31.2
                            SECTION 302 CERTIFICATION

I, Marion O. Sandler, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
        c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

November 11, 2003                               /s/ Marion O. Sandler
------------------                             ---------------------------------
Date                                           Marion O. Sandler
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               Golden West Financial Corporation

                                  EXHIBIT 31.3
                            SECTION 302 CERTIFICATION

I, Russell W. Kettell, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Golden West Financial Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
        c) disclosed in this quarterly report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and
5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):
        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

November 11, 2003                           /s/ Russell W. Kettell
------------------                         -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                                   EXHIBIT 32

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS AND
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2003, each of the undersigned, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-Q of Golden West Financial Corporation for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.



November 11, 2003                           /s/ Herbert M. Sandler
------------------                         -------------------------------------
Date                                                    Herbert M. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation



November 11, 2003                           /s/ Marion O. Sandler
------------------                         -------------------------------------
Date                                                    Marion O. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation



November 11, 2003                           /s/ Russell W. Kettell
------------------                         -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation