Form 10-K
period 2003-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2004-03-12
CIK 42293

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                          Commission File Number 1-4629
                        GOLDEN WEST FINANCIAL CORPORATION

               Incorporated pursuant to the Laws of Delaware State

--------------------------------------------------------------------------------

                 I.R.S. - Employer Identification No. 95-2080059

                 1901 Harrison Street, Oakland, California 94612
                                 (510) 446-3420

--------------------------------------------------------------------------------

           Securities registered pursuant to section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
Common Stock, $.10 par value           New York Stock Exchange, Pacific Exchange

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

[ ] Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ] The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on June 30, 2003, was $6,562,564,698 (based upon nonaffiliated holdings of 82,021,806 shares and a market price of $80.01 per share). The number of shares outstanding of the registrant's common stock on February 29, 2004, was 152,302,089 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 12, 2004, furnished to stockholders in connection with the registrant's 2004 Annual Meeting of Stockholders, is incorporated by reference into Part III.
================================================================================

                        GOLDEN WEST FINANCIAL CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            Page
PART I.........................................................................1
   Item 1.  Business...........................................................1
        Registrant.............................................................1
        Forward Looking Statements.............................................2
        Regulatory Framework...................................................2
        Office Structure.......................................................2
        Operations.............................................................3
        Deposit Activities.....................................................3
        Borrowings.............................................................5
        Loans Receivable and Mortgage-Backed Securities .......................7
        Mortgage Servicing Rights.............................................19
        Asset Quality.........................................................19
        Allowance for Loan Losses.............................................23
        Investment Activities.................................................24
        Stockholders' Equity..................................................25
        Earnings Per Share....................................................26
        Yield on Interest-Earning Assets/Cost of Funds........................26
        Competition and Other Matters.........................................28
        Thrift Industry.......................................................29
        Regulation............................................................29
        Employee Relations....................................................36
        Corporate Governance..................................................36
        Executive Officers of the Company.....................................37
   Item 2.  Properties........................................................38
   Item 3.  Legal Proceedings.................................................38
   Item 4.  Submission of Matters to a Vote of Security Holders...............38
PART II.......................................................................39
   Item 5.  Market for Registrant's Common Stock and Related Stockholder
            Matters...........................................................39
        Market Prices of Stock................................................39
        Per Share Cash Dividends Data.........................................39
        Stockholders..........................................................40
        Equity Compensation Plan Information..................................40
   Item 6.  Selected Financial Data...........................................40
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................44
        Financial Condition...................................................46
        Results of Operations.................................................64
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......70
   Item 8.  Financial Statements and Supplementary Data.......................70
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................70
   Item 9A.  Controls and Procedures..........................................70
PART III   ...................................................................71
   Item 10.  Directors and Executive Officers of the Registrant...............71
   Item 11.  Executive Compensation...........................................71
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...71
   Item 13.  Certain Relationships and Related Transactions...................71
   Item 14.  Principal Accounting Fees and Services...........................71
PART IV    ...................................................................72
   Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..72

                                     PART I

ITEM 1.     BUSINESS

Registrant

     Golden West Financial Corporation (Golden West or Company) is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned federally chartered savings bank subsidiary, World Savings Bank, FSB (WSB). WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX), that is also a federally chartered savings bank. Atlas Advisers, Inc. and Atlas Securities, Inc. also are subsidiaries of Golden West. These two companies were formed to provide services to Atlas Assets, Inc., an open-ended registered investment company sponsored by the Company. Atlas Advisers, Inc., is a registered investment adviser and the investment manager of Atlas Assets, Inc.'s sixteen portfolios (the Atlas Funds). Atlas Securities, Inc., is a registered broker-dealer and the sole distributor of Atlas Fund shares. The Company was incorporated in 1959 and has its headquarters in Oakland, California. References herein to the Company or Golden West mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

     WSB's  deposits are insured by the Federal  Deposit  Insurance  Corporation
(FDIC). The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and certain savings banks. The SAIF is a deposit insurance fund for most savings associations. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. WTX's deposits are also insured by the FDIC, and WTX is a member of the BIF.

     WSB's home office is in Oakland, California. As of December 31, 2003, 2002, and 2001, WSB had assets of $81.9 billion, $68.0 billion and $58.4 billion, respectively. For the years ended December 31, 2003, 2002, and 2001, WSB had net income of $1.1 billion, $978 million, and $827 million, respectively.

     The Company's website is at www.gdw.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Forward Looking Statements

     This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West's control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West's results of operations and financial condition are:

o     competitive practices in the financial services industries;
o     operational and systems risks;
o general economic and capital market conditions, including fluctuations in interest rates;
o     economic conditions in certain geographic areas; and
o the impact of current and future laws, governmental regulations and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West's operations in particular.

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

Office Structure

     As of December 31, 2003, the Company operated 122 savings branch offices in California, 48 in Florida, 34 in Colorado, 24 in Texas, 15 in Arizona, 12 in New Jersey, eight in Kansas, six in Illinois, and two in Nevada. The Company also operated 302 loan origination offices of which 240 were located in the states listed above. The remaining 62 loan origination offices were located in Connecticut, Delaware, Georgia, Idaho, Indiana, Kentucky, Maryland,
Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. Of the 302 loan offices, 20 were fully staffed offices that were located in the same premises as savings branch offices, and 94 others were savings branch offices that have a single loan officer on site. The remaining loan origination offices were located in facilities that were separate from savings branch offices.

Operations

     The principal business of the Company, conducted through WSB and WTX, is attracting funds from the investing public and the capital markets and investing those funds principally in loans secured by deeds of trust or mortgages on residential real estate, and mortgage-backed securities (MBS). WSB's principal sources of funds are cash flows generated from loan repayments; borrowings from the FHLB of San Francisco; deposits; debt collateralized by mortgages, MBS, or securities; sales of loans; bank notes; earnings; borrowings from its parent; and borrowings from its WTX subsidiary. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit; federal funds purchased, and borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. WTX's principal source of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or MBS; and borrowings from affiliates.

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

Deposit Activities

     Deposit flows are affected by changes in general economic conditions, changes in prevailing interest rates, and competition among depository institutions and other investment alternatives. The Company raises deposits through its retail branch system, through the Internet and, from time to time, through money markets. The Company currently offers a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to five years. All types of accounts presently offered by the Company have rates that are set by the Company, consistent with prevailing interest rates. The Company's certificate accounts are issued in non-negotiable form. Occasionally, the Company may use securities dealers to sell certificates of deposit (CDs) to institutional investors. These are referred to in this document as "wholesale CDs." All other deposits offered by the Company are considered "retail deposits." There were no outstanding wholesale CDs at December 31, 2003, 2002 and 2001.

     Retail deposits increased $5.7 billion during 2003 compared to an increase of $6.6 billion during 2002 and an increase of $4.6 billion during 2001. Retail deposits increased in 2003, 2002, and 2001 because the public found money market deposit accounts to be a more favorable investment compared with other alternatives and the Company successfully promoted those accounts. Deposit inflows began to slow in the third quarter of 2003 due in part to the recovery in the equities markets. At December 31, 2003, 2002, and 2001, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 77%, 66%, and 40%, respectively, of the total balance of deposits.

     The following table summarizes the Company's deposits by original term to maturity at December 31.

                                                                           TABLE 1

                                                                           Deposits
                                                                 by Original Term to Maturity
                                                                    (Dollars in Thousands)

                                             2003              2002              2001               2000            1999
                                         --------------    --------------    --------------    ---------------  --------------
Interest-bearing checking accounts         $ 5,555,185       $ 4,572,970       $ 4,768,886        $ 3,134,526     $ 3,334,917
Passbook accounts                              483,226           456,158           459,953            451,228         484,132
Money market deposit accounts               29,709,791        22,060,104         8,569,759          3,534,786       5,869,963
Time certificates of deposit with
    original maturities of:
    4 weeks to 1 year                        3,766,962         4,714,712        10,852,181         12,325,768       8,554,573
    1 to 2 years.                            2,331,194         4,197,261         6,415,700          7,275,219       5,947,712
    2 to 3 years.                            1,491,893         1,857,234         1,619,868          1,367,147       1,349,180
    3 to 4 years.                            1,317,212         1,286,011           737,981            453,974         368,540
    4 years and over                         2,015,469         1,794,051           799,025            675,120         582,275
Retail jumbo CDs(a)                             55,953           100,173           249,088            644,962         623,286
Wholesale CDs                                      -0-               -0-               -0-            185,000         600,000
All other                                           80               123               144                189             332
                                         --------------    --------------    --------------    ---------------  --------------
Total deposits                            $ 46,726,965      $ 41,038,797      $ 34,472,585       $ 30,047,919    $ 27,714,910
                                         ==============    ==============    ==============    ===============  ==============

(a)  Retail  jumbo CDs are  certificates  of deposit  with a minimum  balance of $100,000.


     The table below sets forth the Company's deposits by interest rate at December 31.

                                     TABLE 2

                            Deposits by Interest Rate
                             (Dollars in Thousands)

                                        2003                2002
                                  -----------------   -----------------
     0.00%      --   2.00%            $ 34,394,349         $ 5,433,756
     2.01%      --   4.00%              10,007,431          32,219,197
     4.01%      --   6.00%               2,019,980           2,846,962
     6.01%      --   8.00%                 305,205             529,715
     8.01%      --  10.00%                     -0-                 -0-
    10.01%      --  12.00%                     -0-               9,167
                                  -----------------   -----------------
                                      $ 46,726,965        $ 41,038,797
                                  =================   =================

At December 31, the weighted average cost of deposits was 1.85% (2003) and 2.56%
(2002).

     The table below shows the maturities of deposits at December 31, 2003 by interest rate.

                                                                           TABLE 3

                                                                      Deposit Maturities
                                                                       by Interest Rate
                                                                    (Dollars in Thousands)

                                                                                                     2008 and
                             2004(a)             2005              2006              2007           thereafter           Total
                         -----------------  ----------------   --------------   ----------------  ----------------  ----------------
0.00%     --   2.00%          $34,009,772       $   370,364         $ 14,213         $      -0-         $     -0-       $34,394,349
2.01%     --   4.00%            8,733,310           628,683          263,222             97,695           284,521        10,007,431
4.01%     --   6.00%              347,172           394,878          244,813          1,023,161             9,956         2,019,980
6.01%     --   8.00%               14,527           280,689            1,198              8,791               -0-           305,205
                         -----------------  ----------------   --------------   ----------------  ----------------  ----------------
                              $43,104,781       $ 1,674,614         $523,446         $1,129,647         $ 294,477       $46,726,965
                         =================  ================   ==============   ================  ================  ================

(a)  Includes passbook, checking, and money market deposit accounts, which have no stated maturity.


     As of December 31, 2003, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $2.2 billion. The following table presents the maturity of these time certificates of deposit at December 31, 2003.

                                     TABLE 4

  Maturities of Time Certificates of Deposit Equal to or Greater than $100,000
                             (Dollars in Thousands)

3 months or less                                              $ 540,334
Over 3 months through 6 months                                  439,594
Over 6 months through 12 months                                 401,813
Over 12 months                                                  849,253
                                                       -----------------
                                                             $2,230,994
                                                       =================

     As of December 31, 2003, the aggregate amount outstanding of transaction accounts with balances of $100,000 or more was $18.4 billion. Of the $20.6 billion of total deposits with balances of $100,000 or more, $6.8 billion were uninsured deposits at December 31, 2003.

     More information regarding deposits is included in Note I to the Financial Statements included in Item 15.

Borrowings

     The Company generally may borrow from a FHLB upon the security of (a) the capital stock of the FHLB owned by the Company, (b) certain of its residential mortgage loans and MBS, or (c) certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). The Company uses FHLB borrowings, also known as "advances," to provide funds for loan origination activities. Advances offer strategic advantages for asset-liability management, including long-term maturities and, in certain cases, prepayment at the Company's option. Each advance has a specified maturity and interest rate, which may be fixed or variable. At December 31, 2003, the Company had $22.0 billion in FHLB advances outstanding, compared to $18.6 billion at yearend 2002 and $18.0 billion at yearend 2001.

     The Company enters into reverse repurchase agreements with selected major government securities dealers and, large banks. A reverse repurchase agreement involves the sale and delivery of U.S. Government securities or mortgage-backed securities by the Company to a counterparty coupled with an agreement to buy the securities back at a later date. Under generally accepted accounting principles, these transactions are accounted for as borrowings secured by securities. The Company pays the counterparty a variable or fixed rate of interest for the use of the funds for the period involved. At maturity, the borrowings are repaid (by repurchase of the same securities) and the same securities are returned to the Company.

     The Company monitors the level of activity with any one party in connection with reverse repurchase agreements in order to minimize its risk exposure in these transactions. Reverse repurchase agreements amounted to $3.0 billion at December 31, 2003, compared to $522 million at yearend 2002 and $224 million at yearend 2001.

     At December 31, 2003, Golden West, at the holding company level, had no subordinated debt outstanding compared with $200 million at December 31, 2002 and $600 million at December 31, 2001. As of December 31, 2003, Golden West's subordinated debt ratings were A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

     At December 31, 2003, Golden West, at the holding company level, had $991 million of senior debt outstanding compared to $990 million at December 31, 2002 and $198 million at December 31, 2001. As of December 31, 2003, the Company's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

     WSB has a bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. At December 31, 2003, WSB had $3.0 billion of bank notes outstanding compared with $1.2 billion at December 31, 2002. There were no bank notes outstanding at December 31, 2001. As of December 31, 2003, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

     WSB may issue long-term wholesale deposits and long-term unsecured senior debt. At December 31, 2003, WSB had no long-term wholesale deposits or long-term unsecured senior debt outstanding. In March 2004, WSB issued $700 million of two-year unsecured senior notes and $300 million of five-year unsecured senior notes. There were no unsecured senior notes outstanding at December 31, 2002 or 2001. As of December 31, 2003 and continuing through the March 2004 issuance, WSB's unsecured senior debt ratings were Aa3 and AA- from Moody's and S&P, respectively.

     The table below sets forth the composition of the Company's borrowings at December 31.

                                                                           TABLE 5

                                                                  Composition of Borrowings
                                                                    (Dollars in Thousands)

                                                2003               2002            2001             2000             1999
                                           ----------------   --------------- ---------------- ---------------- ----------------
FHLB advances                                  $22,000,234       $18,635,099      $18,037,509      $19,731,797       $8,915,218
Reverse repurchase agreements                    3,021,385           522,299          223,523          857,274          970,129
Dollar reverse repurchase
    agreements                                         -0-               -0-              -0-              -0-           75,047
Bank notes                                       3,015,854         1,209,925              -0-              -0-              -0-
Senior debt                                        991,257           989,690          198,215              -0-              -0-
Subordinated debt                                      -0-           199,867          599,511          598,791          812,950
                                           ----------------   --------------- ---------------- ---------------- ----------------
    Total borrowings                           $29,028,730       $21,556,880      $19,058,758      $21,187,862      $10,773,344
                                           ================   =============== ================ ================ ================
Weighted average interest rate
    of total borrowings                              1.37%             1.85%            2.72%            6.66%            5.77%
                                           ================   =============== ================ ================ ================


     The table below shows the portion of the Company's total outstanding borrowings that are short-term. These borrowings are also included in the table above.

                                                                           TABLE 6

                                                             Composition of Short-Term Borrowings
                                                                    (Dollars in Thousands)

                                                                           Year Ended December 31
                                                             ---------------------------------------------------
                                                                 2003               2002              2001
                                                             --------------    ---------------    --------------
Reverse Repurchase Agreements
  Weighted average interest rate, end of year                        1.12%              1.31%              .72%
  Weighted average interest rate, during the year                    1.12%              1.48%             4.57%
  Balance at end of year                                        $1,871,385           $522,299           $23,523
  Average balance for the year                                     616,922            105,041           687,329
  Maximum amount outstanding at any monthend                     1,871,385            522,299           925,546

Bank Notes
  Weighted average interest rate, end of year                        1.12%              1.44%              .00%
  Weighted average interest rate, during the year                    1.17%              1.78%             3.27%
  Balance at end of year                                        $3,015,854         $1,209,925            $  -0-
  Average balance for the year                                   1,568,911          1,386,988           740,453
  Maximum amount outstanding at any monthend                     3,015,854          1,872,798           699,984

     More information concerning the borrowings of the Company is included in Notes J, K, L, M and N to the Financial Statements, which are included in
Item 15.

Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date the Company has not sold any interests requiring disclosures under SFAS 140. As of December 31, 2003, the Company had retained all of the beneficial interest in these MBS securitizations, and, therefore, the securitizations formed after March 31, 2001 are securities classified as Securitized Loans and included in Loans Receivable in accordance with SFAS 140 (see page 18 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

     During the first half of 2002, the Company desecuritized $4.1 billion of Federal National Mortgage Association (Fannie Mae) MBS that were classified as MBS held to maturity with recourse, and the underlying loans were reclassified to loans receivable. This desecuritization led to a significant decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest income on loans.

     The following table shows the components of the Company's loans receivable portfolio and MBS at December 31, 2003, 2002, and 2001.

                                                                           TABLE 7

                                                       Balance of Loans Receivable and MBS by Component
                                                                    (Dollars in Thousands)

                                                                      As of December 31
                                                 ------------------------------------------------------------
                                                       2003                 2002                 2001
                                                 ------------------   -----------------    ------------------
Loans                                                  $49,937,769         $39,159,502           $35,952,918
Securitized loans(a) (b)                                23,233,928          19,066,063             5,186,717
Other(c)                                                 1,033,881             717,751               451,084
                                                 ------------------   -----------------    ------------------
    Total loans receivable                              74,205,578          58,943,316            41,590,719
                                                 ------------------   -----------------    ------------------

Fannie Mae MBS(d)                                              -0-                 -0-             4,732,779
MBS-REMICs                                               3,650,048           5,871,069             8,836,840
Purchased MBS                                              455,390             196,389               508,553
                                                 ------------------   -----------------    ------------------
    Total MBS                                            4,105,438           6,067,458            14,078,172
                                                 ------------------   -----------------    ------------------

Total loans receivable and MBS                         $78,311,016         $65,010,774           $55,668,891
                                                 ==================   =================    ==================

(a) Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140 (see discussion on page 18).

(b) Includes $14.3 billion at December 31, 2003 of loans securitized with Fannie Mae where the underlying loans are subject to full credit recourse to the Company.

(c) Includes net deferred loan costs, allowance for loan losses, other miscellaneous reserves and discounts, and loans in process.
    Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.

(d) The underlying loans of the Fannie Mae MBS are subject to full credit recourse to the Company. During the first half of 2002, the Company desecuritized the remaining Fannie Mae MBS.



     Repayments from loans receivable and MBS were $20.0 billion, $15.6 billion, and $15.6 billion for the years ended December 31, 2003, 2002, and 2001, respectively. Loans receivable and MBS repayments were higher in 2003 as compared to 2002 due to increases in both the portfolio balance and the prepayment rate. In 2002, repayments were similar to 2001 because there was a small decrease in the prepayment rate that was offset by the growth in the loan portfolio.

Loans Receivable and Lending Operations

     Income from real estate loans provides the principal source of revenue to the Company in the form of interest, loan origination fees, and other fees. Loans made by the Company are generally secured by first liens on residential properties. Although the Company has from time to time made commercial real estate and construction loans, the Company is not currently active in these segments of the lending market. The Company has the authority to originate loans in any part of the United States. At December 31, 2003, the Company was originating loans in 38 states. The Company also makes loans to customers on the security of their deposit accounts. Deposit loans constituted less than one percent of the Company's total loans outstanding as of December 31, 2003 and 2002.

     Interest rates set at the time of origination by the Company on real estate loans are affected principally by competition, the supply of money available for lending, loan demand, and other factors that are affected by general economic conditions, regulatory and monetary policies of the federal government, and legislation and other governmental action dealing with budgetary and tax matters.

     The Company originates loans through offices that are staffed by employees who primarily contact local real estate brokers, mortgage brokers, and consumers regarding possible lending opportunities. Customers also may apply for home loans over the telephone and on line at www.worldsavings.com. The Company's loan approval process assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. Documentation for all loans is maintained in the Company's loan servicing offices in San Antonio, Texas.

     The following tables set forth the Company's loan portfolio by state as of December 31, 2003 and 2002.

                                                                           TABLE 8

                                                                   Loan Portfolio by State
                                                                      December 31, 2003
                                                                    (Dollars in Thousands)

                                               Residential
                                               Real Estate                Commercial                             Loans
                                     --------------------------------        Real              Total          as a % of
                State                     1 - 4              5+              Estate             Loans          Portfolio
   --------------------------------   ---------------  ---------------  ---------------   ----------------   -------------
  Northern California                 $ 25,919,048       $ 1,752,975         $  10,671       $ 27,682,694         36.04%
  Southern California                   19,700,342         1,490,911             1,972         21,193,225         27.59
  Florida                                4,342,723            57,597                56          4,400,376          5.73
  New Jersey                             3,020,156               -0-               383          3,020,539          3.93
  Texas                                  2,813,124           140,726               256          2,954,106          3.85
  Washington                             1,384,464           692,009               -0-          2,076,473          2.70
  Illinois                               1,787,477           138,482               -0-          1,925,959          2.51
  Colorado                               1,508,909           181,434             3,953          1,694,296          2.21
  Other(a)                              11,689,649           171,341             1,307         11,862,297         15.44
                                     --------------   ---------------   ---------------   ----------------   -----------
    Totals                            $ 72,165,892       $ 4,625,475         $  18,598         76,809,965        100.00%
                                     ==============   ===============   ===============                      ===========

               Loans on deposits                                                                   11,780
               Other (b)                                                                        1,033,881
                                                                                          ----------------
                  Total loans receivable and MBS with recourse                                 77,855,626
                MBS with recourse                                                              (3,650,048)(c)
                                                                                          ----------------
                 Total loans receivable                                                       $74,205,578
                                                                                          ================

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c) The above schedule includes the December 31, 2003 balances of loans that were securitized and retained as MBS with recourse.

                                                                           TABLE 9

                                                                   Loan Portfolio by State
                                                                      December 31, 2002
                                                                    (Dollars in Thousands)

                                 Residential                             Commercial                             Loans
                                  Real Estate                                Real              Total           as a % of
                         -------------------------------
          State              1 - 4              5+            Land           Estate              Loans         Portfolio
  ---------------------- ---------------   --------------   ----------   ---------------  ---------------   ---------------
 Northern California      $ 20,874,426      $ 1,783,379        $  -0-        $  10,000       $ 22,667,805         35.37%
 Southern California        16,696,057        1,567,389           -0-            1,449         18,264,895         28.50
 Florida                     3,405,781           44,041           -0-               78          3,449,900          5.38
 New Jersey                  2,389,661              -0-           -0-              945          2,390,606          3.73
 Texas                       2,554,814          115,511           112              804          2,671,241          4.17
 Washington                  1,273,255          700,172           -0-              -0-          1,973,427          3.08
 Illinois                    1,545,752          131,149           -0-              -0-          1,676,901          2.62
 Colorado                    1,375,382          187,861           -0-            4,341          1,567,584          2.45
 Other(a)                    9,277,811          140,374             2            2,848          9,421,035         14.70
                         --------------   --------------   -----------   --------------   ----------------   -----------
   Totals                 $ 59,392,939      $ 4,669,876        $  114        $  20,465         64,083,394        100.00%
                         ==============   ==============   ===========   ==============                      ===========

 Loans on deposits                                                                                 13,240
 Other (b)                                                                                        717,751
                                                                                          ---------------
    Total loans receivable and MBS with recourse                                               64,814,385
  MBS with recourse                                                                            (5,871,069)(c)
                                                                                          ---------------
  Total loans receivable                                                                    $ 58,943,316
                                                                                          ===============

(a) All states included in Other have total loan balances less than 2% of total loans.
(b) Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c) The above schedule includes the December 31, 2002 balances of loans that were securitized and retained as MBS with recourse.

     The table below sets forth the composition of the Company's loan portfolio by type of collateral at December 31.

                                                                           TABLE 10

                                                              Loan Portfolio by Type of Security
                                                                    (Dollars in Thousands)

                                           2003              2002              2001             2000              1999
                                       --------------    --------------   ---------------   --------------   -----------------
Loans collateralized by
   primarily first deeds of trust:
   One-to four-family units             $ 69,586,604      $ 54,934,357      $ 38,326,759     $ 31,353,927      $ 26,041,066
   Over four-family units                  3,554,715         3,257,389         2,766,888        2,444,832         1,979,199
   Commercial real estate                     18,598            20,465            29,117           39,810            49,149
   Land                                          -0-               114               199              347               612
Loans on deposits                             11,780            13,240            16,672           21,429            20,107
Other (a)                                  1,033,881           717,751           451,084          285,827            74,944
                                       --------------    --------------   ---------------   --------------   -----------------
    Total loans receivable                74,205,578        58,943,316        41,590,719       34,146,172        28,165,077

MBS with recourse
   collateralized by:
   One-to four-family units                2,579,288         4,458,582        11,821,868       16,102,358         8,853,027
   Over four-family units                  1,070,760         1,412,487         1,747,751        2,022,629         2,294,874
                                       --------------    --------------   ---------------   --------------   -----------------
Total MBS with recourse                    3,650,048         5,871,069        13,569,619       18,124,987        11,147,901

Loans receivable and
                                       --------------    --------------   ---------------   --------------   ---------------
   MBS with recourse                    $ 77,855,626      $ 64,814,385      $ 55,160,338     $ 52,271,159      $ 39,312,978
                                       ==============    ==============   ===============   ==============   ===============

(a)  Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts and reserves.


     At December 31, 2003, 99.8% of the loans in the portfolio and MBS with recourse had remaining terms to maturity in excess of 10 years.

     The following table sets forth the amount of loans due after one year that have fixed interest rates and the amount that have adjustable interest rates at December 31, 2003.

                                    TABLE 11

                            Loans Due After One Year
                             (Dollars in Thousands)

                                               MBS With
                                               Recourse
                            Loans               Held to
                          Receivable           Maturity              Total
                      -----------------    ----------------    -----------------

Adjustable Rate            $71,721,813          $3,496,077          $75,217,890
Fixed Rate                   1,429,645             153,607            1,583,252
                      -----------------    ----------------    -----------------
                           $73,151,458          $3,649,684          $76,801,142
                      =================    ================    =================

     The following table sets forth information concerning new loans made by the Company during 2003, 2002, and 2001 by type and purpose of loan.

                                                                           TABLE 12

                                                    New Mortgage Loan Originations by Type and by Purpose
                                                                    (Dollars in Thousands)

                                      2003                                  2002                                  2001
                       -----------------------------------   -----------------------------------    --------------------------------
                       No. of                       % of     No. of                       % of      No. of                    % of
By Type                 Loans        Amount        Total      Loans        Amount        Total       Loans       Amount      Total
--------------------   ---------   ------------    -------   ---------   ------------    -------    --------   ------------  -------
Residential
   (one unit)           181,042    $33,730,118       93.8%    117,664    $24,946,030       93.4%     97,224    $19,501,525     93.9%
Residential
   (2 to 4 units)         5,752      1,308,127        3.6       3,456        817,466        3.1       2,495        575,585      2.8
Residential
  (5 or more units)       1,564        946,476        2.6       1,265        919,394        3.5       1,105        686,127      3.3
                       ---------   ------------    -------   ---------   ------------    -------    --------   ------------  -------
Totals                  188,358    $35,984,721      100.0%    122,385    $26,682,890      100.0%    100,824    $20,763,237    100.0%
                       =========   ============    =======   =========   ============    =======    ========   ============  =======

                                      2003                                  2002                                  2001
                       -----------------------------------   -----------------------------------    --------------------------------
                       No. of                      %  of     No. of                      %  of      No. of                   %  of
By Purpose              Loans        Amount        Total      Loans        Amount        Total       Loans       Amount      Total
--------------------   ---------   ------------    -------   ---------   ------------    -------    --------   ------------  -------
Purchase                 50,540    $10,693,372       29.7%     48,292    $10,188,265       38.2%     45,989    $ 8,604,296     41.4%
Refinance               137,818     25,291,349       70.3      74,093     16,494,625       61.8      54,835     12,158,941     58.6
                       ---------   ------------    -------   ---------   ------------    -------    --------   ------------  -------
Totals                  188,358    $35,984,721      100.0%    122,385    $26,682,890      100.0%    100,824    $20,763,237    100.0%
                       =========   ============    =======   =========   ============    =======    ========   ============  =======

     New loan originations in 2003, 2002, and 2001 amounted to $36.0 billion, $26.7 billion, and $20.8 billion, respectively. The volume of originations increased during 2003 due to the decline in mortgage rates to 45 year lows, which led to a strong demand for home loans, including the Company's ARM products. The volume of originations increased during 2002 due to the continued strong demand for mortgage loans and an increase in the popularity of adjustable rate mortgages, the Company's principal product.

     First mortgages originated for sale were $1.9 billion, $1.7 billion, and $2.2 billion for the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, $1.2 billion, $596 million, and $794 million, respectively, of loans and MBS were converted at the customer's request from adjustable rate to fixed-rate loans. The Company sold $3.1 billion, $2.3 billion, and $2.7 billion of fixed-rate first mortgage loans during 2003, 2002, and 2001, respectively. The Company recognized pre-tax gains on the sale of loans of $72 million in 2003 compared to $42 million in 2002 and $43 million in 2001. Included in the gains in 2003, 2002, and 2001 were $58 million, $34 million, and $42 million, respectively, due to the capitalization of mortgage servicing rights (see page 19 for further information). At December 31, 2003, the loans held for sale portfolio had a balance of $125 million, all of which were carried at the lower of cost or market.

     The largest source of mortgage originations is loans secured by residential properties in California. Loans originated in California were $24.2 billion in 2003 compared to $17.9 billion in 2002 and $14.4 billion in 2001. In 2003, 67% of total origination volume was secured by California residential property compared to 67% in 2002 and 70% in 2001. The five largest states, other than California, for originations for the year ended December 31, 2003, were Florida, New Jersey, Texas, Illinois, and Virginia with a combined total of 16% of total originations. The percentage of loans originated in California has remained consistently high during the three years under discussion due to the strong California real estate market. The percentage of the total loan portfolio and MBS with recourse that was comprised of residential loans in California was 64% at December 31, 2003, 2002, and 2001.

     Golden West originates ARMs tied primarily to the Certificate of Deposit Index (CODI), the Eleventh District Cost of Funds Index (COFI), and the Golden West Cost of Savings Index (COSI). For a description of these indexes, see pages 46 and 47 in Item 7. Golden West also establishes Equity Lines of Credit (ELOCs) indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). The Company's ARM originations constituted approximately 94% of new mortgage loans made by the Company in 2003, compared with 92% in 2002 and 84% in 2001. The following table shows the distribution of ARM originations by index for the years ended December 31, 2003, 2002, and 2001.

                                    TABLE 13

                 Adjustable Rate Mortgage Originations by Index
                             (Dollars in Thousands)

         ARM Index                      2003                  2002                  2001
-----------------------------     -----------------     -----------------     ------------------
CODI                                   $20,518,260           $13,173,161              $ 554,390
COFI                                     1,559,605             3,370,412              9,813,174
COSI                                    10,688,779             7,899,702              7,064,962
Prime(a)                                   887,363                   ---                    ---
                                  -----------------     -----------------     ------------------
                                       $33,654,007           $24,443,275            $17,432,526
                                  =================     =================     ==================

(a)  As of January 2003, includes fundings of new ELOCs indexed to the Prime Rate.  Only amounts drawn at the establishment of the line of credit are included in originations.  Prior to 2003, ELOCs were not included in originations.

     The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 97% at yearend 2003 compared to 96% at yearend 2002 and 94% at yearend 2001. The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2003, 2002, and 2001.

                                    TABLE 14

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                             (Dollars in Thousands)

         ARM Index                     2003                 2002                2001
----------------------------     -----------------    -----------------   -----------------
CODI                                  $30,243,337          $13,286,566           $ 552,746
COFI                                   18,207,868           24,755,498          29,010,008
COSI                                   24,535,095           22,070,692          20,943,596
Prime(a)                                1,827,435              999,251             303,035
Other(b)                                  424,988              658,135             985,015
                                 -----------------    -----------------   -----------------
                                      $75,238,723          $61,770,142         $51,794,400
                                 =================    =================   =================

(a)  ELOCs tied to the Prime Rate.
(b)  Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

     Most of the Company's ARMs carry an interest rate that changes monthly based on movements in the indexes shown in the table above. For all the Company's ARM products, the borrower must qualify at the initial fully indexed contract rate. For further information on the Company's ARM products, see discussion in MD&A on pages 46 and 47.

     During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio and MBS with recourse before any reduction for loan servicing fees was 12.20%, or 7.42% above the actual weighted average rate at December 31, 2003, versus 12.13%, or 6.74% above the weighted average rate at yearend 2002 and 12.21% or 5.77% above the weighted average rate at yearend 2001.

     The following table shows the Company's ARM loans by lifetime cap bands as of December 31, 2003.

                                                                           TABLE 15

                                                   Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands
                                                                      December 31, 2003
                                                                    (Dollars in Thousands)

                                            ARM                Number             % of Total
            Cap Bands                     Balance             of Loans             Balance
 ---------------------------------     ---------------     ----------------     ---------------
         Less than 9.00%                   $   8,641                   39                 .0%
           9.00%  -  9.49%                       104                    1                 .0%
           9.50%  -  9.99%                       508                    5                 .0%
          10.00%  -  10.49%                    7,743                   20                 .0%
          10.50%  -  10.99%                    5,111                   23                 .0%
          11.00%  -  11.49%                   62,452                  495                 .1%
          11.50%  -  11.99%               62,146,106              289,154               82.7%
          12.00%  -  12.49%                6,325,600               42,625                8.4%
          12.50%  -  12.99%                3,058,872               15,880                4.1%
          13.00%  -  13.49%                  178,665                1,034                 .2%
          13.50%  -  13.99%                  541,250                4,666                 .7%
        14.00% or greater                  2,871,906               59,372                3.8%
          No Cap                              31,765                  302                 .0%
                                     ----------------     ----------------    ----------------
           Total                         $75,238,723              413,616              100.0%
                                     ================     ================    ================



     At December 31, 2003, approximately $5.1 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2003, $2.3 billion of ARM loans had reached their rate floors compared with $2.0 billion at December 31, 2002 and $560 million at December 31, 2001. The weighted average floor rate on the loans that had reached their floor was 5.43% at yearend 2003 compared to 5.87% at yearend 2002 and 7.15% at yearend 2001. Without the floor, the average rate on these loans would have been 4.38% at December 31, 2003, 5.19% at December 31, 2002, and 5.91% at December 31, 2001.

     On most of the Company's ARMs, monthly payments of principal and interest are adjusted annually with a maximum increase of 7.5% of the prior year's payment. If the contractual payment is not large enough to cover the interest due on the loan, the customer has the option of paying the portion of interest not covered by the payment or adding such interest to the balance of the loan. The portion of interest not covered by the payment that is added to the balance of the loan is referred to as deferred interest. The borrower may pay down the balance of deferred interest in whole or in part at any time. Every five years, beginning with either the fifth or the tenth annual payment change, the payment may be adjusted by the Company without limit to amortize the loan fully within the then-remaining term. Within these five-year periods, deferred interest may occur to the extent that the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount. If deferred interest reaches these limits, the Company may increase the loan payment to amortize the loan over its then-remaining term.

     On certain other ARMs, the payment and interest rate may change every six months, with the maximum rate per change capped at one percent. These ARMs do not allow negative amortization and, consequently, do not have the 7.5% payment increase limitation.

     Most of the Company's loans are collateralized by first deeds of trust on one-to four- family homes. The Company also originates second deeds of trust, a portion of which are in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $148 million, $160 million, and $279 million for the years ended December 31, 2003, 2002, and 2001, respectively. The outstanding balance of fixed-rate seconds amounted to $138 million, $215 million, and $362 million at December 31, 2003, 2002 and 2001, respectively.

     The Company also establishes ELOCs indexed to the prime rate which are collateralized typically by second and occasionally by first deeds of trust. The following table shows the amounts of new ELOCs established in 2003, 2002, and 2001.

                                                      TABLE 16
                                       New Equity Lines of Credit Established
                                               (Dollars in Thousands)

                                          For the Year Ended December 31
                            -----------------------------------------------------------
                                  2003                 2002                 2001
                            ------------------    ----------------    -----------------
New ELOCs
  established                      $1,708,482          $1,179,467             $422,424
                            ==================    ================    =================

     The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company's ELOCs at December 31, 2003, 2002, and 2001.

                                                                           TABLE 17

                                                                    Equity Line of Credit
                                                Outstanding Balance and Maximum Total Line of Credit Available
                                                                    (Dollars in Thousands)

                                                            For the Year Ended December 31
                                             --------------------------------------------------------------
                                                    2003                 2002                 2001
                                             -------------------   ------------------  --------------------
ELOC outstanding balance                             $1,827,435            $ 999,251            $  303,035
                                             ===================   ==================  ====================

ELOC maximum total line
  of credit available                                $2,748,076           $1,501,725             $ 457,793
                                             ===================   ==================  ====================

     The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. For the year ended December 31, 2003, 11% of loans originated exceeded 80% of the appraised value of the property compared to 13% for the years ended December 31, 2002 and 2001.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined LTV (the sum of the first and second loan balances as a percentage of total value or "CLTV") over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $100 million, $139 million, and $184 million in 2003, 2002, and 2001, respectively. In addition, the Company carries pool mortgage insurance on ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% to 20% of the original balance of each insured pool.

     The following table shows mortgage originations with LTV ratios or CLTV ratios greater than 80% for the years ended December 31, 2003, 2002, and 2001.

                                                                           TABLE 18

                                                         Mortgage Originations With Loan to Value and
                                                        Combined Loan to Value Ratios Greater than 80%
                                                                    (Dollars in Thousands)

                                                                           For the Year Ended
                                                                               December 31
                                                                          -----------------------------------------------------
                                                                               2003               2002               2001
                                                                          ----------------   ---------------    ---------------
                First mortgages with LTV ratios
                greater than 80%:
                   With mortgage insurance                                      $ 223,775         $ 292,210          $ 225,464
                   With no mortgage insurance                                      44,349            70,478            123,387
                                                                          ----------------   ---------------    ---------------
                                                                                  268,124           362,688            348,851
                                                                          ----------------   ---------------    ---------------
                First and second mortgages with CLTV
                ratios greater than 80%: (a)
                   With pool insurance on second mortgages                      2,866,161         2,412,821          1,354,754
                   With no pool insurance                                         799,231           611,044            911,214
                                                                          ----------------   ---------------    ---------------
                                                                                3,665,392         3,023,865          2,265,968
                                                                          ----------------   ---------------    ---------------
                    Total                                                     $ 3,933,516       $ 3,386,553        $ 2,614,819
                                                                          ================   ===============    ===============

(a)  For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations.  Prior to 2003, ELOCs were not included in originations.

     The following table shows the outstanding balance of mortgages with original LTV or CLTV ratios greater than 80% at December 31, 2003, 2002, and 2001.

                                                                           TABLE 19

                                                         Balance of Mortgages With Loan to Value and
                                                        Combined Loan to Value Ratios Greater than 80%
                                                                    (Dollars in Thousands)

                                                                           As of December 31
                                                                       ------------------------------------------------------
                                                                            2003               2002               2001
                                                                       ----------------   ----------------   ----------------
              First mortgages with LTV ratios
              greater than 80%:
                 With mortgage insurance                                     $ 566,817          $ 553,747          $ 431,498
                 With no mortgage insurance                                    160,225            293,851            548,507
                                                                       ----------------   ----------------   ----------------
                                                                               727,042            847,598            980,005
                                                                       ----------------   ----------------   ----------------
              First and second mortgages with CLTV
              ratios greater than 80%:
                 With pool insurance on second mortgages                     4,991,395          3,699,519          2,396,954
                 With no pool insurance                                        610,598            292,104            454,289
                                                                       ----------------   ----------------   ----------------
                                                                             5,601,993          3,991,623          2,851,243
                                                                       ----------------   ----------------   ----------------
                  Total                                                     $6,329,035         $4,839,221         $3,831,248
                                                                       ================   ================   ================


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

     To protect the Company from interest rate risk, as well as generate income and to provide additional funds for lending and liquidity, the Company sells first mortgages to Fannie Mae without recourse. The Company also sells first mortgages to Fannie Mae with recourse, for which a recourse liability is provided. The Company continues to collect payments on the loans sold to Fannie Mae as they become due, and otherwise to service the loans. The Company pays an agreed-upon yield on Fannie Mae's portion of the loans. This yield is usually less than the interest agreed to be paid by the borrower, with the difference being retained by the Company as servicing fee income. The Company also sells second mortgages without recourse privately on a servicing released basis. At December 31, 2003, the balance of loans sold with recourse was $3.1 billion.

     In addition to the loan portfolio and MBS with recourse, the Company was engaged in servicing approximately $5.8 billion of loan participations and whole loans for others at December 31, 2003. For each of the years ended December 31, 2003, 2002, and 2001, fees received for such servicing activities totaled $34 million, $36 million, and $49 million, respectively. At December 31, 2003, the average servicing fee was .64%.

     Loans receivable repayments consist of monthly loan amortization and loan payoffs. For the years ended 2003, 2002, and 2001, loan repayments (excluding
MBS) amounted to $18.0 billion, $12.3 billion, and $9.2 billion, respectively. The increase in repayments in 2003 was due to growth in the balance of loans receivable and an increase in the prepayment rate. The increase in loan repayments in 2002 was due to an increase in the balance of loans receivable outstanding partially offset by a decrease in the prepayment rate.

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

Securitized Loans

     The Company securitized $13.7 billion and $18.9 billion of loans for the years ended December 31, 2003 and 2002, respectively. During the second and third quarters of 2001, the Company securitized $6.0 billion of loans. These securities are classified as loans receivable on the Statement of Financial Condition and are available to be used as collateral for borrowings.

Mortgage-Backed Securities

     The Company classifies its MBS as either held to maturity or available for sale. The Company has no trading MBS. MBS held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. At December 31, 2003, 2002, and 2001, the Company had MBS held to maturity in the amount of $4.1 billion, $6.0 billion, and $13.8 billion, respectively. The decrease in MBS held to maturity in 2003 was due to prepayments, partially offset by the purchase of $367 million of MBS for Community Reinvestment Act purposes. The sizable decrease in 2002 was due primarily to prepayments and to the desecuritization of $4.1 billion of Fannie Mae MBS. During 2001, the Company securitized $3.0 billion of ARMs into MBS-REMICs during the first three months. Loans securitized after March 31, 2001 were classified as securitized loans in accordance with SFAS 140. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity.

     MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders' equity until realized. At December 31, 2003, 2002, and 2001, the Company had MBS available for sale in the amount of $22 million, $35 million, and $233 million, respectively, including net unrealized gains on MBS available for sale of $91 thousand, $139 thousand, and $2 million, respectively. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the MBS adjusted for any unamortized premium or discount. During the first quarter of 2002, the Company sold $176 million of purchased MBS available for sale, which resulted in a gain of $3 million.

     Repayments of MBS during the years 2003, 2002, and 2001 amounted to $2.0 billion, $3.2 billion, and $6.4 billion, respectively. MBS repayments were lower in 2003 and 2002 due primarily to a decrease in the balance of MBS outstanding. MBS repayments were higher in 2001 due to an increase in the repayment rate on the underlying loans.

     For more information on MBS, see Notes C and D to the Financial Statements included in Item 15.

Mortgage Servicing Rights

     Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The table on the following page shows the changes in capitalized mortgage servicing rights for the years ended 2003, 2002, and 2001.


                                    TABLE 20

                      Capitalized Mortgage Servicing Rights
                             (Dollars in Thousands)

                                          2003            2002            2001
                                   ------------   -------------   -------------
Beginning balance of CMSRs              $69,448         $56,056         $28,355
New CMSRs from loan sales                58,249          34,044          41,587
Amortization of CMSRs                   (38,730)        (20,652)        (13,886)
                                   ------------   -------------   -------------
Ending balance of CMSRs                 $88,967         $69,448         $56,056
                                   ============   =============   =============

     The estimated amortization of the December 31, 2003 balance for the five years ending 2008 is $36.6 million (2004), $25.8 million (2005), $16.7 million
(2006), $7.9 million (2007), and $2.0 million (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

     The book value of the Company's CMSRs did not exceed the fair value at December 31, 2003, 2002, or 2001 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

     More information concerning the capitalized mortgage servicing rights of the Company is included in Notes A and F to the Financial Statements, which are included in Item 15.

Asset Quality

     An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include nonaccrual loans (that is, loans, including loans securitized into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers negatively impacted by adverse economic conditions.

     The following table sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31.

                                                                           TABLE 21

                                                     Nonperforming Assets and Troubled Debt Restructured
                                                                    (Dollars in Thousands)

                                                     2003           2002           2001            2000           1999
                                                 -------------  -------------   ------------   -------------  -------------
Nonaccrual loans                                    $ 410,064      $ 413,123       $382,510        $231,155       $225,409
Foreclosed real estate                                 13,904         11,244         11,101           8,261         10,909
                                                 -------------  -------------   ------------   -------------  -------------
Total nonperforming assets                          $ 423,968      $ 424,367       $393,611        $239,416       $236,318
                                                 =============  =============   ============   =============  =============

TDRs                                                  $ 3,105         $  233       $  1,505        $  1,933       $ 10,542
                                                 =============  =============   ============   =============  =============

Ratio of NPAs to total assets                            .51%           .62%           .67%            .43%           .56%
                                                 =============  =============   ============   =============  =============

Ratio of TDRs to total assets                            .00%           .00%           .00%            .00%           .03%
                                                 =============  =============   ============   =============  =============

Ratio of NPAs and TDRs to total assets                   .51%           .62%           .67%            .43%           .59%
                                                 =============  =============   ============   =============  =============

     The balance of NPAs at yearend 2003 reflected the impact of an improving economy and the strong housing market. However, continued economic weakness in a few geographical areas of the U.S. contributed to a modest increase in foreclosed real estate. The balance of NPAs at yearend 2002 and 2001 reflected the normal increase in delinquencies associated with the aging of the large volume of mortgages originated during the prior two years together with the uncertain U.S. economy. The lower level of NPAs during 2000 and 1999 reflected the strong economy and housing market in those years. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to $2 million in 2003, $3 million in 2002, and $10 million in 2001.

     The tables on the following page show the Company's nonperforming assets by state at December 31, 2003 and 2002.

                                                                     TABLE 22

                                                          Nonperforming Assets by State
                                                                December 31, 2003
                                                              (Dollars in Thousands)

                                Nonaccrual Loans(a) (b)                 Foreclosed Real Estate (FRE)
                      --------------------------------------------   -----------------------------------
                            Residential             Commercial           Residential       Commercial                      NPAs as
                            Real Estate                Real              Real Estate            Real          Total        a % of
         State           1 - 4           5+           Estate           1 - 4        5+         Estate          NPAs         Loans
-------------------   -------------   ---------   ----------------   ----------   --------   -----------   -------------   ---------
Northern California      $ 115,552      $  568           $    -0-      $ 2,202      $ -0-       $   -0-       $ 118,322         .43%
Southern California         79,105         491                134           43        -0-           -0-          79,773         .38
Florida                     29,641         -0-                 40          328        -0-           -0-          30,009         .68
New Jersey                  20,338         -0-                -0-          188        -0-           -0-          20,526         .68
Texas                       39,637         -0-                -0-        3,852        -0-           -0-          43,489        1.47
Washington                  13,659         -0-                -0-          609        -0-           -0-          14,268         .69
Illinois                    13,939         -0-                -0-          570        -0-           -0-          14,509         .75
Colorado                     8,888          93                -0-          341        -0-           -0-           9,322         .55
Other(c)                    87,979         -0-                -0-        5,771        -0-           -0-          93,750         .79
                      -------------   ---------   ----------------   ----------   --------   -----------   -------------   ---------
  Totals                 $ 408,738     $ 1,152           $    174      $13,904      $ -0-       $   -0-       $ 423,968         .55%
                      =============   =========   ================   ==========   ========   ===========   =============   =========


(a)    Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)    The December 31, 2003 balances include loans that were securitized into MBS with recourse.
(c)    All states included in Other have total loan balances with less than 2% of total loans.

                                                                           TABLE 23

                                                                Nonperforming Assets by State
                                                                      December 31, 2002
                                                                    (Dollars in Thousands)

                                Nonaccrual Loans(a) (b)                 Foreclosed Real Estate (FRE)
                      --------------------------------------------   -----------------------------------
                            Residential             Commercial           Residential       Commercial                      NPAs as
                            Real Estate                Real              Real Estate            Real          Total        a % of
         State           1 - 4           5+           Estate           1 - 4        5+         Estate          NPAs         Loans
-------------------   -------------   ---------   ----------------   ----------   --------   -----------   -------------   ---------
Northern California      $  96,805       $  -0-          $     221     $ 1,275      $ -0-       $   -0-        $ 98,301         .43%
Southern California        104,059          -0-                309       1,990        -0-           -0-         106,358         .58
Florida                     35,055          -0-                 15         401        -0-           -0-          35,471        1.03
New Jersey                  18,256          -0-                622         -0-        -0-           -0-          18,878         .79
Texas                       29,143          -0-                442         792        -0-           -0-          30,377        1.14
Washington                  16,257          433                -0-       1,469        -0-           -0-          18,159         .92
Illinois                    13,656        1,507                -0-         845        -0-           -0-          16,008         .95
Colorado                     5,331           64                -0-         -0-        -0-           -0-           5,395         .34
Other(c)                    90,948          -0-                -0-       4,472        -0-           -0-          95,420        1.01
                      ------------   ----------   ----------------   ---------   --------   -----------   -------------   ----------
  Totals                 $ 409,510      $ 2,004         $    1,609     $11,244      $ -0-       $   -0-       $ 424,367         .66%
                      ============   ==========   ================   =========   ========   ===========   =============   ==========


(a)    Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)    The December 31, 2002 balances include loans that were securitized into MBS with recourse.
(c)    All states included in Other have total loan balances with less than 2% of total loans.

     A risk profile of loans and MBS with recourse is displayed by components in the following tables as of December 31, 2003 and 2002.

                                                                           TABLE 24

                                                         Risk Profile of Loans and MBS with Recourse
                                                                      December 31, 2003
                                                                    (Dollars in Thousands)

                                                                Residential
                                                                Real Estate                 Commercial
                                                           1 - 4              5+            Real Estate          Total
                                                      ----------------   --------------   ----------------   ---------------
           Nonaccrual loans                                $  408,738         $  1,152           $    174         $ 410,064
           Loans 30 to 89 days past due                       806,342            4,805                 42           811,189
           Loans performing under
               bankruptcy protection                          201,326              250                -0-           201,576
           Troubled debt restructured                           1,524            1,581                -0-             3,105
           Other impaired loans                                   297            3,039              3,416             6,752
           Performing loans and MBS with
               recourse not otherwise classified           70,747,665        4,614,648             14,966        75,377,279
                                                      ----------------   --------------   ----------------   ---------------
               Total gross loans                         $ 72,165,892      $ 4,625,475          $  18,598        76,809,965
                                                      ================   ==============   ================

           Loans on deposits                                                                                         11,780
           Other (a)                                                                                              1,033,881
                                                                                                             ---------------
               Total loan portfolio and MBS with recourse                                                       $77,855,626
                                                                                                             ===============

(a) Includes loans in process, net deferred loan costs, allowance for loan losses, other miscellaneous discounts.

                                                                           TABLE 25

                                                         Risk Profile of Loans and MBS with Recourse
                                                                      December 31, 2002
                                                                    (Dollars in Thousands)

                                                                Residential
                                                                Real Estate                 Commercial
                                                           1 - 4              5+            Real Estate          Total
                                                      ----------------   --------------   ----------------   ---------------
           Nonaccrual loans                                $  409,510         $  2,004          $   1,609         $ 413,123
           Loans 30 to 89 days past due                       752,203            2,398                 18           754,619
           Loans performing under
               bankruptcy protection                          172,874              -0-                -0-           172,874
           Troubled debt restructured                             314              -0-                -0-               314
           Other impaired loans                                    24              291              3,574             3,889
           Performing loans and MBS with
               recourse not otherwise classified           58,058,014        4,665,183             15,378        62,738,575
                                                      ----------------   --------------   ----------------   ---------------
               Total gross loans                         $ 59,392,939      $ 4,669,876          $  20,579        64,083,394
                                                      ================   ==============   ================

           Loans on deposits                                                                                         13,240
           Other (a)                                                                                                717,751
                                                                                                             ---------------
                Total loan portfolio and MBS with recourse                                                      $64,814,385
                                                                                                             ===============

(a) Includes loans in process, net deferred loan costs, allowance for loan losses, other miscellaneous discounts.

Allowance For Loan Losses

     The Company provides specific valuation allowances for losses on major loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company's historical loss experience and factors reflecting current economic conditions. This approach uses a database that identifies and measures losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This process also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographic regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reviewed quarterly.

     The table below shows the changes in the allowance for loan losses for the years indicated.

                                                                           TABLE 26

                                                             Changes in Allowance for Loan Losses
                                                                    (Dollars in Thousands)

                                                             2003            2002           2001            2000            1999
                                                         ------------   -------------   ------------    ------------    ------------
  Beginning allowance for loan losses                      $ 281,097       $ 261,013      $ 236,708       $ 232,134       $ 244,466
  Provision for (recovery of) loan losses
     charged to expense                                       11,864          21,170         22,265           9,195          (2,089)
  Loans charged off                                           (3,633)         (1,943)        (2,425)           (623)            -0-
  Recoveries                                                     609             857            351             472           1,800
  Net transfer of allowance (to) from recourse
     liability                                                   -0-             -0-          4,114          (4,470)        (12,043)
                                                         ------------   -------------   ------------    ------------    ------------
  Ending allowance for loan losses                         $ 289,937       $ 281,097      $ 261,013       $ 236,708       $ 232,134
                                                         ============   =============   ============    ============    ============
  Ratio of net chargeoffs (recoveries) to average
    loans outstanding and MBS with recourse                     .00%            .00%           .00%            .00%          (.01)%
                                                         ============   =============   ============    ============    ============
  Ratio of allowance for loan losses to NPAs                   68.4%           66.2%          66.3%           98.9%           98.2%
                                                         ============   =============   ============    ============    ============

     The table below shows the composition of the allowance for loan losses at December 31.

                                                                           TABLE 27

                                                           Composition of Allowance for Loan Losses
                                                                    (Dollars in Thousands)

                                                            2003            2002            2001           2000            1999
                                                         ------------   -------------   -------------   ------------   -------------
  Real Estate
    1 to 4 units
          General                                           $273,894        $263,004        $240,135       $213,507        $200,499
          Specific                                               -0-             -0-             -0-            -0-             369
                                                         ------------   -------------   -------------   ------------   -------------
                                                             273,894         263,004         240,135        213,507         200,868
                                                         ------------   -------------   -------------   ------------   -------------
    5+ units and commercial
          General                                             15,005          16,521          18,166         19,165          22,192
          Specific                                             1,038           1,572           2,712          4,036           9,074
                                                         ------------   -------------   -------------   ------------   -------------
                                                              16,043          18,093          20,878         23,201          31,266
                                                         ------------   -------------   -------------   ------------   -------------

  Total                                                     $289,937        $281,097        $261,013       $236,708        $232,134
                                                         ============   =============   =============   ============   =============

  Ratio of allowance for loan losses to total
    loans and MBS with recourse                                 .37%            .43%            .47%           .45%            .59%
                                                         ============   =============   =============   ============   =============


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

                                                                           TABLE 28

                                                         Composition of Securities Available for Sale
                                                                    (Dollars in Thousands)

                                                                                    2003              2002              2001
                                                                               ---------------    --------------    --------------
           Federal funds                                                            $ 941,267         $ 153,838         $  49,397
           Equity securities                                                          327,758           331,861           367,548
           Short-term repurchase agreements collateralized by MBS                     300,000               -0-               -0-
           Eurodollar time deposits                                                   298,238           225,000           200,000
           Commercial paper                                                               -0-           199,986               -0-
           Other                                                                       12,180            11,492             5,725
                                                                               ---------------    --------------    --------------
                                                                                  $ 1,879,443         $ 922,177         $ 622,670
                                                                               ===============    ==============    ==============


     Included in the balances above are net unrealized gains on investment securities available for sale of $323 million, $326 million, and $362 million at December 31, 2003, 2002, and 2001, respectively. The cost basis of the securities available for sale portfolio at December 31, 2003, 2002, and 2001 was $1.6 billion, $596 million, and $260 million, respectively, and had weighted average yields (based on cost) of .93%, 1.94%, and 2.86% at December 31, 2003, 2002, and 2001, respectively.

     More information concerning the securities available for sale of the Company is included in Note B to the Financial Statements, which are included in
Item 15.

Stockholders' Equity

     The Company's stockholders' equity increased by $922 million during 2003 as a result of earnings partially offset by the $151 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and decreased market values of equity securities available for sale. The Company's stockholders' equity increased by $741 million during 2002 as a result of earnings partially offset by the $173 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and decreased market values of equity securities available for sale. The Company's stockholders' equity increased by $597 million during 2001 as a result of net earnings partially offset by the $186 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and decreased market values of securities available for sale.

     Since 1993, through five separate actions, the Company's Board of Directors has authorized the purchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2003, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 28, 1993, including 2.0 million shares purchased and retired at a cost of $151 million during 2003. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

     The following table summarizes the activity in the Company's stock repurchase program during 2003.

                                                                           TABLE 29

                                                                   Stock Repurchase Program

                                                                                               Maximum Number of
                                                                      Weighted Average        Shares That May Yet
                                               Number of Shares        Price Per Share         Be Purchased Under
                                                 Repurchased             Repurchased                the Plan
                                             ---------------------   --------------------    -----------------------
                     January                                  -0-                 $  -0-                 11,284,549
                     February                             260,000                  73.72                 11,024,549
                     March                                579,395                  71.74                 10,445,154
                     April                                180,000                  73.16                 10,265,154
                     May                                  127,800                  76.47                 10,137,354
                     June                                 179,175                  78.94                  9,958,179
                     July                                 150,000                  82.45                  9,808,179
                     August                               300,000                  84.69                  9,508,179
                     September                            180,000                  86.85                  9,328,179
                     October                                  -0-                    -0-                  9,328,179
                     November                                 -0-                    -0-                  9,328,179
                     December                                 -0-                    -0-                  9,328,179
                                             ---------------------   --------------------    -----------------------
                                                        1,956,370                $ 77.30                  9,328,179
                                             =====================   ====================    =======================


Earnings Per Share (EPS)

     The Company reported Basic EPS of $7.25 for the year ended December 31, 2003, compared to $6.20 and $5.18 (before the cumulative effect of accounting change) for the years ended December 31, 2002 and 2001, respectively. The Company reported Diluted EPS of $7.14 for the year ended December 31, 2003 as compared to $6.12 and $5.11 (before the cumulative effect of accounting change) for the years ended December 31, 2002 and 2001, respectively.

Yield on Earning Assets/Cost of Funds

     Information regarding the Company's yield on earning assets and cost of funds at December 31, 2003, 2002, and 2001 is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

     The gap table and related discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, gives information on the repricing characteristics of the Company's earning assets and interest-bearing liabilities at December 31, 2003, and is incorporated herein by reference.

     The dollar amounts of the Company's income and interest expense fluctuate depending both on changes in the respective interest rates and on changes in the respective amounts (volume) of earning assets and interest-bearing liabilities. The following table sets forth certain information with respect to the yields earned and rates paid on the Company's earning assets and interest-bearing liabilities.

                                                                           TABLE 30

                                                   Average Earning Assets and Interest-Bearing Liabilities
                                                            At and for the Years Ended December 31
                                                                    (Dollars in Thousands)

                                                2003                            2002                                 2001
                                 --------------------------------  --------------------------------  -------------------------------
                                                          End of                           End of                             End of
                                    Average      Average  Period     Average      Average  Period      Average       Average  Period
                                 Balances(a)(b)   Yield    Yield   Balances(a)(b)  Yield    Yield    Balances(a)(b)   Yield    Yield
                                 --------------  -------  -------  -------------- -------  --------  -------------- --------  ------
 Assets

    Investments                  $  3,632,896     1.31%    .93%(c) $   3,119,920   1.98%      1.94%     $ 3,200,407   4.30%   2.86%
    Loans receivable and MBS(d)    69,852,274     4.92    4.61        59,622,496   5.68       5.28       54,306,639   7.40    6.38
    Invest. in capital stock of     1,125,097     3.63      n/a(e)     1,055,015   4.88        n/a(e)     1,084,383   5.10    n/a(e)
 FHLBs
                                 --------------  -------           -------------- -------            -------------- --------
    Earning assets               $ 74,610,267     4.73%            $  63,797,431   5.48%               $ 58,591,429   7.18%
                                 ==============  =======           ============== =======            ============== ========



 Liabilities
   Deposits:
    Checking accounts            $  5,070,536     1.56%   1.38%    $   4,659,240   1.87%      1.77%    $  3,582,578   3.21%   2.04%
    Savings accounts               27,251,850     1.96    1.72        15,371,419   2.71       2.46        5,857,638   3.31    2.72
    Term accounts                  12,205,343     2.67    2.45        17,203,402   3.35       2.99       23,220,480   5.23    3.99
                                 --------------  -------  -------  -------------- -------  --------  -------------- --------  ------
       Total deposits              44,527,729     2.11    1.85        37,234,061   2.90       2.56       32,660,696   4.66    3.39


   Advances from FHLBs             19,621,477     1.38    1.28        18,468,723   2.06       1.68       18,738,987   4.70    2.55
   Reverse repurchases                803,481     1.13    1.13           122,389   1.49       1.31          917,287   4.59    1.96
   Other borrowings                 4,921,266     2.09    2.06         4,195,270   2.51       3.26        2,949,185   4.54    6.81
                                 --------------  -------           -------------- -------            -------------- --------
   Interest-bearing liabilities  $ 69,873,953     1.89%            $  60,020,443   2.61%               $ 55,266,155   4.67%
                                 ==============  =======           ============== =======            =============  ========



 Average net interest spread                      2.84%                            2.87%                              2.51%
                                                 =======                          =======                           ========
 Net interest income              $ 2,208,384                      $   1,930,294                       $  1,631,332
                                 ===============                   ==============                     ==============

 Net yield on average

      earning assets                             2.96%                               3.03%                            2.78%
                                                 =======                          =======                           ========

(a)  Averages are computed using daily balances.
(b)  Includes balances of assets and liabilities that were acquired and matured within the same month.
(c)  Freddie Mac stock is excluded from the end of period yield calculation, effective January 1, 2003.
(d)  Includes nonaccrual loans (90 days or more past due).
(e)  FHLB stock pays dividends; no end of period interest yield applies.

     The table below presents the changes for 2003 and 2002 from the respective preceding year of the interest income and expense associated with each category of earning assets and interest-bearing liability as allocated to changes in volume and changes in rates.

                                                                           TABLE 31

                                               Volume and Rate Analysis of Interest Income and Interest Expense
                                                               For the Years Ended December 31
                                                                    (Dollars in Thousands)

                                                                                       Increase/(Decrease) in Income/Expense
                                                                                     Due to Changes in Volume and Rate(a)
                                                                   -----------------------------------------------------------------
                                  2003         2002        2001             2003 versus 2002                  2002 versus 2001
                               ----------  ----------  ----------  ---------------------------------  ------------------------------
                                 Income/      Income/   Income/
                               Expense(b)  Expense(b)  Expense(b)   Volume     Rate       Total      Volume      Rate       Total
                               ----------  ----------  ----------  --------  ----------  ----------  ---------  ----------  --------
Interest Income
  Investments                  $   47,691  $   61,750  $  137,562  $ 13,418  $(27,477)  $ (14,059)  $ (3,377)  $  (72,435) $(75,812)
  Loans receivable and MBS      3,439,799   3,383,822   4,016,749   244,693  (188,716)     55,977    459,622   (1,092,549) (632,927)
  Invest. in capital stock of
  FHLBs                            40,854      51,462      55,301     3,725   (14,333)    (10,608)    (1,473)      (2,366)   (3,839)
                               ----------  ----------  ----------
   Total interest income        3,528,344   3,497,034  4,209,612

Interest Expense
  Deposits:
   Checking accounts               78,900      86,983     114,880     9,116   (17,199)     (8,083)    71,490      (99,387)  (27,897)
   Savings accounts               533,402     416,931     193,784   182,040   (65,569)    116,471    250,977      (27,830)  223,147
   Term accounts                  325,821     576,023   1,213,664  (147,368) (102,834)   (250,202)  (267,142)    (370,499) (637,641)
                               ----------  ----------  ----------  --------  ---------  ----------  ---------  ----------- ---------
      Total deposits              938,123   1,079,937   1,522,328    43,788  (185,602)   (141,814)    55,325     (497,716) (442,391)
  Advances from FHLBs             269,793     379,613     879,842    25,519  (135,339)   (109,820)   (12,512)    (487,717) (500,229)
  Reverse repurchases               9,048       1,826      42,113     7,555      (333)      7,222    (22,647)     (17,640)  (40,287)
  Other borrowings                102,996     105,364     133,997   (64,250)   61,882      (2,368)   489,458     (518,091)  (28,633)
                               ----------  ----------  ----------  --------  ---------  ----------  ---------  ----------- ---------
    Total interest expense      1,319,960   1,566,740   2,578,280
                               ----------  ----------  ----------
Net interest income            $2,208,384  $1,930,294  $1,631,332  $249,224  $ 28,866   $ 278,090   $(54,852)    $353,814   $298,962
                               ==========  ==========  ==========  ========  =========  ==========  =========  =========== =========

Net interest income increase
   (decrease) as a percentage
   of average earning assets(c)                                        .33%       .04%        .37%      (.09%)        .56%      .47%
                                                                   ========  =========  ==========  =========  =========== =========

(a)  The change in volume is calculated by multiplying  the  difference  between the  average  balance of the  current  year and the prior year by the prior year's average yield.  The change in rate is calculated by multiplying  the difference between the average yield of the current year and the prior year by the prior year's  average  balance.  The mixed changes in rate/volume is calculated by multiplying the difference between the average balance of the current and the prior year by the  difference between the average yield of the  current  year  and the  prior  year.  This  amount  is then  allocated proportionately to the volume and rate changes calculated previously.

(b)  The effects of interest rate swap activity have been included in income and expense of the related assets and liabilities.
(c)  Includes nonaccrual loans (90 days or more past due).

Competition and Other Matters

     The Company experiences strong competition in both attracting deposits and making real estate loans. Competition for savings deposits has historically come from other savings institutions, commercial banks, credit unions, the equities market, mutual funds, issuers of government and corporate debt securities, securities dealers, insurance companies, and other financial services providers. The principal methods used by the Company to attract deposits, in addition to the interest rates and terms offered, include the offering of a variety of free financial services, the convenience of over 270 office locations, and easy access to WSB's products and services over the Internet at www.worldsavings.com.

     Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Many of the nation's largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which the Company competes. The primary factors in competing for real estate loans are interest rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. In addition, the Company competes indirectly with government-sponsored enterprises, notably Fannie Mae and Freddie Mac. Changes in the government's monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably.

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

Regulation

     OFFICE OF THRIFT SUPERVISION. Because they are federally chartered savings institutions, both WSB and WTX are regulated principally by the OTS. Under various regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain a satisfactory level of liquid assets, and comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade. In addition, savings institutions must comply with OTS regulations governing deposits and mortgage loans including regulations concerning the indexes and interest rate adjustments of the Company's ARMs products.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. Initially, the BIF was a deposit insurance fund for commercial banks, federally chartered savings banks, and some state chartered savings banks, and the SAIF was a deposit insurance fund for most other savings associations. Through the years, there has developed considerable overlap between the funds. WSB is a member of the BIF, but a portion of WSB's deposits are insured through the SAIF. At December 31, 2003, 10% of WSB's deposits were SAIF insured. WTX's deposits are also insured by the FDIC and WTX is a member of the BIF. FDIC insurance is required for all federally chartered financial institutions such as WSB and WTX. FDIC insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices.

     During 1996, federal legislation was enacted to capitalize the SAIF in order to bring it into parity with the BIF. The new law required members to pay a levy of $4.7 billion to bring the SAIF up to the required reserve level of 1.25% of insured deposits, but lowered thrift deposit insurance premiums for SAIF members starting in 1997. As a result of this legislation, the Company incurred a one-time charge of $133 million during 1996. The premiums paid for the years 1997 through 1999 were adjusted quarterly and premiums paid starting 2000 were adjusted semi-annually. As of December 31, 2003, the premium paid by WSB and WTX to the FDIC was an annual rate of $.154 per $1,000 of deposits.

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

     Savings  institutions  have  authority  to borrow from the Federal  Reserve
Bank.

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

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

     At December 31, 2003 and 2002, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                                                           TABLE 32

                                                   Regulatory Capital Ratios, Minimum Capital Requirements,
                                                          and Well-Capitalized Capital Requirements
                                                                   As of December 31, 2003
                                                                    (Dollars in Thousands)


                                                                                                         WELL-CAPITALIZED
                                                                       MINIMUM CAPITAL                       CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                  -------------------------       --------------------------        ---------------------------
                                     Capital        Ratio             Capital        Ratio              Capital         Ratio
                                  --------------    -------       ----------------   -------        ----------------    -------
WSB and Subsidiaries
Tangible                             $6,085,283       7.45%           $ 1,225,819      1.50%              ---            ---
Tier 1 (core or leverage)             6,085,283       7.45              3,268,850      4.00             $ 4,086,062       5.00%
Tier 1 risk-based                     6,085,283      13.52              ---           ---                 2,701,449       6.00
Total risk-based                      6,374,182      14.16              3,601,932      8.00               4,502,415      10.00

WTX
Tangible                              $ 504,735       5.16%            $  146,846      1.50%              ---            ---
Tier 1 (core or leverage)               504,735       5.16                391,591      4.00              $  489,488       5.00%
Tier 1 risk-based                       504,735      22.85              ---           ---                   132,557       6.00
Total risk-based                        505,530      22.88                176,743      8.00                 220,929      10.00

                                                                           TABLE 33

                                                   Regulatory Capital Ratios, Minimum Capital Requirements,
                                                          and Well-Capitalized Capital Requirements
                                                                   As of December 31, 2002
                                                                    (Dollars in Thousands)

                                                                                                         WELL-CAPITALIZED
                                                                      MINIMUM CAPITAL                        CAPITAL
                                           ACTUAL                       REQUIREMENTS                       REQUIREMENTS
                                   ------------------------      ---------------------------        ---------------------------
                                     Capital        Ratio            Capital         Ratio              Capital         Ratio
                                   -------------    -------      ----------------   --------        ----------------   --------
WSB and Subsidiaries
Tangible                            $ 5,152,335       7.61%          $ 1,015,695       1.50%              ---            ---
Tier 1 (core or leverage)             5,152,335       7.61             2,708,520       4.00             $ 3,385,650       5.00%
Tier 1 risk-based                     5,152,335      13.52             ---            ---                 2,286,060       6.00
Total risk-based                      5,431,860      14.26             3,048,080       8.00               3,810,101      10.00

WTX
Tangible                              $ 413,885       5.23%           $  118,752       1.50%              ---            ---
Tier 1 (core or leverage)               413,885       5.23               316,673       4.00              $  395,841       5.00%
Tier 1 risk-based                       413,885      24.05             ---            ---                   103,277       6.00
Total risk-based                        414,277      24.07               137,702       8.00                 172,128      10.00

     The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2003.

                                                                           TABLE 34

                                                           World Savings Bank, FSB and Subsidiaries
                                                    Reconciliation of Equity Capital to Regulatory Capital
                                                                   As of December 31, 2003
                                                                    (Dollars in Thousands)

                                                                                          Core/         Tier 1          Total
                                            Equity          Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                            Capital          Capital       Equity        Capital       Capital         Capital
                                           ------------   ------------  -------------  ------------  ---------------   -------------
Common stock                               $       300
Paid-in surplus                              2,145,764
Retained earnings                            3,945,532
Unrealized gain on securities after tax        197,451
                                           ------------
Equity capital                             $ 6,289,047    $ 6,289,047   $ 6,289,047    $ 6,289,047   $  6,289,047      $ 6,289,047
                                           ============
Non-includable subsidiary                                      (2,971)       (2,971)        (2,971)        (2,971)          (2,971)
Unrealized gain on securities after tax                      (197,451)     (197,451)      (197,451)      (197,451)        (197,451)
Non-qualifying CMSRs                                           (3,342)       (3,342)        (3,342)        (3,342)          (3,342)
General allowance for loan losses                                                                                          288,899
                                                          ------------  -------------  ------------  -------------   --------------
Regulatory capital                                        $ 6,085,283   $ 6,085,283    $ 6,085,283   $  6,085,283      $ 6,374,182
                                                          ============  =============  ============  =============   ==============
Total assets                               $81,938,826
                                           ============
Adjusted total assets                                     $81,721,244   $81,721,244    $81,721,244
                                                          ============  =============  ============
Risk-weighted assets                                                                                 $ 45,024,147      $45,024,147
                                                                                                     =============   ==============
CAPITAL RATIO - ACTUAL                            7.68%          7.45%          7.45%         7.45%         13.52%           14.16%
                                           ============   ============  =============  ============  =============   ==============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                           5.00%          6.00%           10.00%
                                                                                       ============  =============   ==============

     The table below shows a reconciliation of WSB's equity capital to regulatory capital at December 31, 2002.

                                                                           TABLE 35

                                                           World Savings Bank, FSB and Subsidiaries
                                                    Reconciliation of Equity Capital to Regulatory Capital
                                                                   As of December 31, 2002
                                                                    (Dollars in Thousands)

                                                                                          Core/         Tier 1          Total
                                            Equity          Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                            Capital          Capital       Equity        Capital       Capital         Capital
                                           ------------   ------------  -------------  ------------  ---------------   -------------
Common stock                               $       300
Paid-in surplus                              2,145,764
Retained earnings                            3,012,916
Unrealized gain on securities after tax        199,460
                                           ------------
Equity capital                             $ 5,358,440    $ 5,358,440   $ 5,358,440    $ 5,358,440   $  5,358,440      $ 5,358,440
                                           ===========
Non-includable subsidiary                                      (2,971)       (2,971)        (2,971)        (2,971)          (2,971)
Unrealized gain on securities after tax                      (199,460)     (199,460)      (199,460)      (199,460)        (199,460)
Non-qualifying CMSRs                                           (3,674)       (3,674)        (3,674)        (3,674)          (3,674)
General allowance for loan losses                                                                                          279,525
                                                          ------------  ------------   ------------  -------------     -------------
Regulatory capital                                        $ 5,152,335   $ 5,152,335    $ 5,152,335   $  5,152,335      $ 5,431,860
                                                          ============  ============   ============  =============     =============
Total assets                               $67,967,975
                                           ============
Adjusted total assets                                     $67,713,007   $67,713,007    $67,713,007
                                                          ============  ============   ============
Risk-weighted assets                                                                                 $ 38,101,006      $38,101,006
                                                                                                     =============     =============
CAPITAL RATIO - ACTUAL                            7.88%          7.61%         7.61%          7.61%         13.52%           14.26%
                                           ============   ============  ============   ============  =============     =============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                           5.00%          6.00%           10.00%
                                                                                       ============  =============     =============

     The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2003.

                                                                           TABLE 36

                                                               World Savings Bank, FSB (Texas)
                                                    Reconciliation of Equity Capital to Regulatory Capital
                                                                   As of December 31, 2003
                                                                    (Dollars in Thousands)

                                                                                          Core/         Tier 1          Total
                                            Equity          Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                            Capital          Capital       Equity        Capital       Capital         Capital
                                           ------------   ------------  -------------  ------------  ---------------   -------------
Common stock                               $       150
Paid-in surplus                                421,575
Retained earnings                               83,010
                                           ------------
Equity capital                             $   504,735    $   504,735   $   504,735    $   504,735   $    504,735      $  504,735
                                           ============
General allowance for loan losses                                                                                              795
                                                          ------------  ------------   ------------  -------------     -------------
Regulatory capital                                        $   504,735   $   504,735    $   504,735   $    504,735      $   505,530
                                                          ============  ============   ============  =============     =============
Total assets                               $ 9,789,764
                                           ============
Adjusted total assets                                     $ 9,789,764   $ 9,789,764    $ 9,789,764
                                                          ============  ============   ============
Risk-weighted assets                                                                                 $  2,209,290      $ 2,209,290
                                                                                                     =============     =============
CAPITAL RATIO - ACTUAL                            5.16%          5.16%         5.16%          5.16%         22.85%           22.88%
                                           =============  ============  ============   ============  =============     =============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                           5.00%          6.00%           10.00%
                                                                                       ============  =============     =============

     The table below shows a reconciliation of WTX's equity capital to regulatory capital at December 31, 2002.

                                                                           TABLE 37

                                                               World Savings Bank, FSB (Texas)
                                                    Reconciliation of Equity Capital to Regulatory Capital
                                                                   As of December 31, 2002
                                                                    (Dollars in Thousands)

                                                                                          Core/         Tier 1          Total
                                            Equity          Tangible      Tangible       Leverage     Risk-Based     Risk-Based
                                            Capital          Capital       Equity        Capital       Capital         Capital
                                           ------------   ------------  -------------  ------------  ---------------   -------------
Common stock                               $       150
Paid-in surplus                                346,575
Retained earnings                               67,160
                                           -----------
Equity capital                             $   413,885    $   413,885   $   413,885    $   413,885   $    413,885      $   413,885
                                           ============
General allowance for loan losses                                                                                              392
                                                          ------------  ------------   ------------  -------------     -------------
Regulatory capital                                        $   413,885   $   413,885    $   413,885   $    413,885      $   414,277
                                                          ============  ============   ============  =============     =============
Total assets                               $7,916,763
                                           ============
Adjusted total assets                                     $ 7,916,829   $ 7,916,829    $ 7,916,829
                                                          ============  ============   ============
Risk-weighted assets                                                                                 $  1,721,275      $ 1,721,275
                                                                                                     =============     =============
CAPITAL RATIO - ACTUAL                            5.23%          5.23%         5.23%          5.23%         24.05%           24.07%
                                           ============   ============  ============   ============  =============     =============

Regulatory Capital Ratio Requirements:
  Well-capitalized, equal to
    or greater than                                                                           5.00%          6.00%           10.00%
                                                                                       ============  =============     =============


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

     CAPITAL  DISTRIBUTIONS  BY SAVINGS  INSTITUTIONS.  See Item 5,  "MARKET FOR
REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS" on page 39, for a discussion on certain limitations imposed by the OTS on dividends paid by savings institutions. During 2003, WSB paid $200 million in upstream dividends to Golden West.

     LIMITATION ON LOANS TO ONE BORROWER. Current law subjects savings institutions to the same loans-to-one borrower restrictions that are applicable to national banks with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") At December 31, 2003, the maximum that WSB could have loaned to one borrower (and related entities) was $956 million, while the largest amount of loans it had to one borrower was $74 million. At December 31, 2003, the maximum amount that WTX could have loaned to one borrower (and related entities) was $76 million, while the largest amount of loans WTX had outstanding to any one borrower was $7 million.

     DEPOSITOR PREFERENCE. As a result of federal laws that apply to insured depository institutions, claims of general unsecured creditors of WSB would be subordinated to claims of a receiver for administrative expenses and claims of holders of deposit liabilities of WSB (including the FDIC, as the subrogee of those holders) in the event of a liquidation or other resolution of WSB. As of December 31, 2003, WSB had approximately $46 billion of deposits outstanding on a consolidated basis.

     POWERS OF THE FDIC IN CONNECTION WITH THE INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION. If the FDIC is appointed a receiver or conservator of an insured depository institution, such as WSB or WTX, the FDIC may disaffirm or repudiate any contract or lease to which the institution is a party, the performance of which is determined to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution's affairs. The FDIC may contend that its power to repudiate contracts likely extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of a repudiation would likely be to accelerate the maturity of debt. A repudiation would likely result in a claim by each holder of debt against the receivership or conservatorship. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claims relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See "Depositor Preference" above.

     If the maturity of the debt were so accelerated, and a claim relating to the debt paid by the conservatorship or receivership, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of WSB or WTX, the FDIC as conservator or receiver may enforce most types of contracts, including debt contracts pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution's assets and liabilities, without the approval or consent of the institution's creditors.

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

     SAVINGS AND LOAN HOLDING COMPANY LAW. Golden West is a "savings and loan holding company" under the Home Owners' Loan Act (HOLA). As such, it has registered with the OTS and is subject to OTS regulation, examination, supervision, and reporting requirements. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions and may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

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

     QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender (QTL) test. Under the QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. At December 31, 2003, WSB and WTX were in compliance with the QTL test.

     TAXATION. The Company files consolidated federal income tax returns with its subsidiaries. The provision for federal and state taxes on income is based on taxes currently payable and taxes expected to be payable in the future as a result of events that have been recognized in the financial statements or tax returns.

     The Company utilizes the accrual method of accounting for income tax purposes and for preparing its published financial statements. Taxes as a percentage of earnings were 38.2% and 38.4% for the years ended 2003 and 2002, respectively. Included in taxes on income for 2003 was a nonrecurring tax benefit of $6.6 million resulting from the closure of an audit and other issues. Included in taxes on income for 2002 was a nonrecurring after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

Employee Relations

     The Company had a total of 8,457 full-time and 983 permanent part-time employees at December 31, 2003. None of the employees of the Company are represented by any collective bargaining group. The management of the Company considers employee relations to be good.

Corporate Governance

     The Board of Directors has determined that a majority of the members of the Company's Board of Directors and all of the Audit Committee, Compensation and Stock Option Committee, and Nominating and Corporate Governance Committee members satisfy the independence standards under the New York Stock Exchange's corporate governance rules. In addition, all of the Audit Committee members satisfy the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has adopted Corporate Governance Guidelines and codes of conduct and ethics for directors, financial officers, and employees that are available, along with Board committee charters, on the Company's website at www.gdw.com.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name and Age Position

Herbert M. Sandler, 72 Chairman of the Board and Chief Executive Officer

Marion O. Sandler, 73 Chairman of the Board and Chief Executive Officer

James T. Judd, 65 Senior Executive Vice President

Russell W. Kettell, 60 President and Chief Financial Officer(a)

Georganne C. Proctor, 47 Executive Vice President(b)

Michael Roster, 58 Executive Vice President, General Counsel, and Secretary(c)

Carl M. Andersen, 43 Group Senior Vice President and Tax Director(d)

Roberta A. Conger, 56 Group Senior Vice President and Treasurer(e)

William C. Nunan, 53 Group Senior Vice President and Chief Accounting Officer(f)

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

(f) William C. Nunan was elected Chief Accounting Officer of the Company in December 1999, was elected Group Senior Vice President in 1999, and was elected Senior Vice President of the Company in 1997. He served as Senior Vice President with WSB since 1995. Prior thereto, he served as Vice President of WSB since 1985.

ITEM 2.     PROPERTIES

     Properties owned by the Company for the operation of its business are located in Arizona, California, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, and Texas. The executive offices of the Company are located at 1901 Harrison Street, Oakland, California, in leased facilities.

     The Company owns a 640,000 square-foot office complex on a 111-acre site in San Antonio, Texas. This complex houses the loan service, savings operations, and information systems departments, and various other back-office functions.

     The Company owns 243 of its branches, some of which are located on leased land. For further information regarding the Company's investment in premises and equipment and expiration dates of long-term leases, see Note H to the Financial Statements included in Item 15.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ended December 31, 2003 to a vote of the Company's security holders.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Prices of Stock

     Golden West's stock is listed on the New York Stock Exchange and the Pacific Exchange and options on Golden West are traded on the Chicago Board
Options Exchange as well as the Pacific Exchange under the ticker symbol GDW. The quarterly price ranges, based on the daily closing price, for the Company's common stock during 2003 and 2002 were as follows:

                                    TABLE 38

                            Common Stock Price Range

                                   2003                        2002
                         --------------------------  --------------------------
First Quarter                $69.67  -  $  75.56        $58.04   -    $65.80
Second Quarter               $72.07  -  $  85.05        $63.17   -    $70.25
Third Quarter                $80.58  -  $  90.36        $58.15   -    $68.95
Fourth Quarter               $91.95  -  $103.45         $57.91   -    $72.98

Per Share Cash Dividends Data

     Golden West's cash dividends paid per share for 2003 and 2002 were as follows:

                                    TABLE 39

                            Cash Dividends Per Share

                                      2003             2002
                                   ------------     -----------
First Quarter                      $ .0850          $ .0725
Second Quarter                     $ .0850          $ .0725
Third Quarter                      $ .0850          $ .0725
Fourth Quarter                     $ .1000          $ .0850

     The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by subsidiaries.

     Because WSB is a subsidiary of a savings and loan holding company, WSB must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, or agreement with the OTS or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after the distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB no longer to be adequately capitalized, require specific OTS approval. (See "CAPITAL DISTRIBUTIONS BY SAVINGS INSTITUTIONS" on page 34.)

     At December 31, 2003, $3.9 billion of the WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

     At the close of business on March 5, 2004, 152,425,514 shares of Golden West's Common Stock were outstanding and were held by 1,098 stockholders of record. At the close of business on March 5, 2004, the Company's common stock price was $116.33.

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

     The following table sets forth information about the Company's stock option plan at December 31, 2003:

                                                                           TABLE 40

                                                              Golden West Financial Corporation
                                                                    1996 Stock Option Plan
                                                                   As of December 31, 2003

                                               Number of                                              Number of
                                            Securities to be              Weighted               Securities Remaining
                                              Issued Upon                 Average                   Available for
                                              Exercise of              Exercise Price              Future Issuance
                                              Outstanding              of Outstanding                Under Stock
                                                Options                   Options                    Option Plan
                                          ---------------------      -------------------      ---------------------------
Equity Compensation Plan Approved by
Stockholders:
    1996 Stock Option Plan                           6,596,174                  $ 42.93                        1,595,450
                                          =====================      ===================      ===========================

     The Company does not have any equity compensation plans that have not been approved by the stockholders.


ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for Golden West for the years indicated. This information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.

                                                                           TABLE 41

                                                         Five Year Consolidated Summary of Operations
                                                       (Dollars in Thousands Except Per Share Figures)

                                                                                Year Ended December 31
                                                    --------------------------------------------------------------------------------
                                                        2003             2002            2001             2000             1999
                                                    -------------    -------------   --------------   --------------   -------------
Interest Income:
   Interest on loans                                  $3,178,087       $2,893,299       $2,740,101       $2,469,556      $1,851,790
   Interest on mortgage-backed securities                261,712          490,523        1,276,648        1,072,559         769,314
   Interest and dividends on investments                  88,545          113,212          192,863          254,425         204,741
                                                    -------------    -------------   --------------   --------------   -------------
                                                       3,528,344        3,497,034        4,209,612        3,796,540       2,825,845
Interest Expense:
  Interest on deposits                                   938,123        1,079,937        1,522,328        1,494,447       1,250,364
  Interest on advances and other borrowings              381,837          486,803        1,055,952        1,150,925         571,996
                                                    -------------    -------------   --------------   --------------   -------------
                                                       1,319,960        1,566,740        2,578,280        2,645,372       1,822,360
                                                    -------------    -------------   --------------   --------------   -------------
Net interest income                                    2,208,384        1,930,294        1,631,332        1,151,168       1,003,485
  Provision for (recovery of) loan losses                 11,864           21,170           22,265            9,195          (2,089)
                                                    -------------    -------------   --------------   --------------   -------------
Net interest income after provision for
    (recovery of) loan losses                          2,196,520        1,909,124        1,609,067        1,141,973       1,005,574
Noninterest Income:
  Fees                                                   163,306          139,416          150,675           78,016          65,456
  Gain on the sale of securities,
    MBS and loans                                         72,274           45,143           42,513           10,515          22,764
  Change in fair value of derivatives                     10,890            7,610           (9,738)             -0-             -0-
  Other                                                   66,860           54,831           53,289           72,289          55,082
                                                    -------------    -------------   --------------   --------------   -------------
                                                         313,330          247,000          236,739          160,820         143,302
Noninterest Expense (a)
  General and administrative
     Personnel                                           453,476          378,099          315,984          259,442         228,622
     Occupancy                                            76,649           69,559           64,747           58,330          53,713
     Technology and telecommunications                    78,701           66,318           52,621           42,082          40,559
     Deposit insurance                                     6,683            6,062            5,712            5,699           5,358
     Advertising                                          22,516           16,528           15,012            8,379          11,874
     Other                                                82,490           64,928           59,726           50,915          46,021
                                                    -------------    -------------   --------------   --------------   -------------
                                                         720,515          601,494          513,802          424,847         386,147
                                                    -------------    -------------   --------------   --------------   -------------
Earnings before taxes on income and
  cumulative effect of accounting change               1,789,335        1,554,630        1,332,004          877,946         762,729
Taxes on income                                          683,236          596,351          513,181          332,155         282,750
                                                    -------------    -------------   --------------   --------------   -------------
Earnings before cumulative effect of accounting
  change(b)                                            1,106,099          958,279          818,823          545,791         479,979
Cumulative effect of accounting change,
  net of tax                                                 -0-              -0-           (6,018)             -0-             -0-
                                                    -------------    -------------   --------------   --------------   -------------
Net earnings                                          $1,106,099        $ 958,279        $ 812,805        $ 545,791       $ 479,979
                                                    =============    =============   ==============   ==============   =============
Basic earnings per share before cumulative
  effect of accounting change(b)                        $   7.25         $   6.20         $   5.18         $   3.44        $   2.90
Cumulative effect of accounting change,
  net of tax                                                 .00              .00             (.04)             .00             .00
                                                    -------------    -------------   --------------   --------------   -------------
Basic earnings per share                                $   7.25         $   6.20         $   5.14         $   3.44        $   2.90
                                                    =============    =============   ==============   ==============   =============
Diluted earnings per share before cumulative
  effect of accounting change(b)                        $   7.14         $   6.12         $   5.11         $   3.41        $   2.87
Cumulative effect of accounting change,
  net of tax                                                 .00              .00             (.04)             .00             .00
                                                    -------------    -------------   --------------   --------------   -------------
Diluted earnings per share                              $   7.14         $   6.12         $   5.07         $   3.41        $   2.87
                                                    =============    =============   ==============   ==============   =============

(a)  Certain reclassifications have been made to prior period expense categories to conform to the current  period  presentation, which includes a separate category for "Technology and telecommunications".
(b)  On  January 1, 2001,  the  Company  adopted  SFAS 133 which  resulted  in a one-time charge of $6 million.

                                                                           TABLE 42

                                                           Five Year Summary of Financial Condition
                                                                    (Dollars in Thousands)

                                                                                At December 31
                                         -------------------------------------------------------------------------------------------
                                              2003               2002                2001               2000              1999
                                         ---------------    ----------------    ---------------    ---------------  ----------------
Total assets                               $ 82,549,890        $ 68,405,828       $ 58,586,271       $ 55,703,969       $ 42,142,205

Cash, securities available for sale,
     and other investments                    2,140,266           1,241,091            961,729          1,111,826          1,120,393

Mortgage-backed securities                    4,105,438           6,067,458         14,078,172         18,580,490         11,661,621
Loans receivable                             74,205,578          58,943,316         41,590,719         34,146,172         28,165,077
                                         ---------------    ----------------    ---------------    ---------------  ----------------
  Total loans receivable and MBS             78,311,016          65,010,774         55,668,891         52,726,662         39,826,698

Deposits                                     46,726,965          41,038,797         34,472,585         30,047,919         27,714,910
Advances from FHLBs                          22,000,234          18,635,099         18,037,509         19,731,797          8,915,218
Reverse repurchases                           3,021,385             522,299            223,523            857,274          1,045,176
Bank notes                                    3,015,854           1,209,925                -0-                -0-                -0-
Senior debt                                     991,257             989,690            198,215                -0-                -0-
Subordinated debt                                   -0-             199,867            599,511            598,791            812,950
Stockholders' equity                          5,947,268           5,025,250          4,284,190          3,687,287          3,194,854

                                                                           TABLE 43
                                                                Five Year Selected Other Data
                                                       (Dollars in Thousands Except Per Share Figures)

                                                                              Year Ended December 31
                                                  --------------------------------------------------------------------------------
                                                       2003             2002            2001             2000            1999
                                                   --------------   --------------  --------------   --------------  -------------
Real estate loans originated                         $35,984,721      $26,682,890     $20,763,237      $19,782,687    $12,672,211
New adjustable rate mortgages as a percentage
  of real estate loans originated                          93.5%            91.6%           84.0%            96.3%          91.0%
Loans serviced for others with recourse               $3,092,641       $2,897,859      $2,797,634      $ 1,915,672     $2,055,987
Loans serviced for others without recourse             2,672,345        2,510,635       2,035,250          983,407      1,037,655

Deposits increase ($)                                 $5,688,168       $6,566,212      $4,424,666      $ 2,333,009     $1,495,815
Deposits increase (%)                                      13.9%            19.0%           14.7%             8.4%           5.7%

Net earnings/average net worth (ROE)                      20.33%           20.62%          20.23% (a)       16.21%         15.19%
Net earnings/average assets (ROA)                          1.50%            1.53%           1.42% (a)        1.12%          1.22%
Net interest margin                                        3.05%            3.17%           2.93%            2.42%          2.63%
General and administrative expense (G&A) to:
    Net interest income plus other income                 28.57%           27.63%          27.50%           32.38%         33.67%
    Total revenues                                        18.76%           16.07%          11.56%           10.74%         13.01%
    Average assets                                          .98%             .96%            .90%             .87%           .98%
Ratio of earnings to fixed charges:(b)
    Including interest on deposits                         2.35x            1.99x           1.51x            1.33x          1.42x
    Excluding interest on deposits                         5.56x            4.13x           2.25x            1.76x          2.32x

Yield on interest-earning assets                           4.54%            5.25%           6.36%            8.02%          7.15%
Cost of funds                                              1.67%            2.32%           3.15%            5.99%          5.00%
Primary spread                                             2.87%            2.93%           3.21%            2.03%          2.15%

Nonperforming assets/total assets(c)                        .51%             .62%            .67%             .43%           .56%
Stockholders' equity/total assets                          7.20%            7.35%           7.31%            6.62%          7.58%
Average stockholders' equity/average assets                7.39%            7.41%           7.01%            6.89%          8.04%

World Savings Bank, FSB (WSB)
   regulatory capital ratios:(d)
   Tier 1 (core or leverage)                               7.45%            7.61%           7.71%            6.60%          6.64%
   Total risk-based                                       14.16%           14.26%          14.24%           12.44%         11.95%
World Savings Bank, FSB (Texas) (WTX)
   regulatory capital ratios:(d)
   Tier 1 (core or leverage)                               5.16%            5.23%           5.23%            5.34%            ---
   Total risk-based                                       22.88%           24.07%          25.05%           26.69%            ---

Number of savings branch offices                             271              268             265              253            249
Cash dividends per share                                $   .355         $   .303        $    .26         $    .22       $   .193
Dividend payout ratio                                      4.90%            4.88%           5.02% (a)        6.40%          6.64%

(a)  The ratios for the year ended December 31, 2001 include a pre-tax charge of $10 million or $.04 per basic and diluted  earnings per share,  after tax, associated with the adoption of SFAS 133 on January 1, 2001. Excluding this cumulative effect of an accounting  change,  ROE was 20.38%, ROA was 1.43%, and the dividend payout ratio was 5.06%.

(b)  Earnings  represent income from continuing  operations before income taxes, cumulative effect of change in accounting, and fixed charges. Fixed charges include interest expense and amortization of debt expense.

(c)  NPAs include nonaccrual loans (loans that are 90 days or more past due) and foreclosed real estate.

(d)  For  regulatory   purposes,   the   requirements  to  be  considered  "well capitalized"  are 5.0% and  10.0% for tier 1 (core or  leverage)  and total risk-based,  respectively. In years prior to 2000, WTX was not regulated by the OTS and, therefore, these ratios were not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Headquartered in Oakland, California, Golden West Financial Corporation (Golden West or Company) is one of the nation's largest financial institutions with assets of $82.5 billion as of December 31, 2003. The Company's principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary World Savings Bank, FSB (Texas) (WTX). As of December 31, 2003, the Company operated 479 savings and lending offices in 38 states under the World name.

     The Company is a residential mortgage portfolio lender. In order to increase net earnings under this business model, management focuses principally on:

o growing net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings;
o maintaining a healthy primary spread, which is the difference between the yield on interest-earning assets and the cost of deposits and borrowings;
o expanding the adjustable rate mortgage (ARM) portfolio, which is the Company's primary earning asset;
o managing interest rate risk, principally by originating and retaining monthly adjusting ARMs in portfolio, and matching these ARMs with liabilities that respond in a similar manner to changes in interest rates;
o managing credit risk, principally by originating high-quality loans to minimize nonperforming assets and troubled debt restructured; and
o    controlling expenses.

2003 in Review

     In 2003, interest rates fell to the lowest levels since 1958. The low short- and long-term interest rates in 2003 facilitated the continuation of the three-year-old mortgage refinance boom, bolstered home sales, and spurred national homeownership to reach its highest level ever at 68.6% of households, up from 64% in 1990. Due to the unprecedented consumer demand for home loans in 2003, national mortgage originations set an all-time high for the third consecutive year, with lending on one- to four-family homes reaching $3.8 trillion, or 53% higher than the previous record of $2.5 trillion set just a year earlier.

     Historically, a low-interest rate environment such as 2003 tends to favor fixed-rate mortgages over ARMs because consumers are drawn to fixed-rate loans to lock in low payments for the long term. Despite these challenging competitive conditions for ARM lenders, Golden West turned in record loan origination numbers in 2003 of $36.0 billion, of which $33.7 billion, or 94%, were in the form of ARMs, almost all of which adjust monthly in response to changes in short-term interest rates.

Summary of Results of Operations

     The following table sets forth selected financial information about how the Company performed in 2003, as compared to 2002 and 2001. Financial information is reflected as of and for the years ended December 31, 2003, 2002, and 2001.

                                                                           TABLE 44

                                                    Golden West Financial Corporation Financial Highlights
                                                                          2001-2003
                                                        (Dollars in Millions Except Per Share Figures)

                                                                                     2003              2002              2001
                                                                                 -------------     -------------     ---------------
            Operating Results:
            Net earnings                                                               $1,106             $ 958             $ 819(a)
            Diluted earnings per share                                                   7.14              6.12              5.11(a)

            Net interest income                                                        $2,208            $1,930            $1,631
            Average earning assets                                                     72,351            61,476            56,274
            Net interest margin                                                         3.05%             3.17%             2.93%

            General and administrative expense                                          $ 721             $ 601             $ 514
            General and administrative expense/average assets                             .98%              .96%              .90%

            Selected Balance Sheet Items:
            Assets                                                                    $82,550           $68,406           $58,586
            Loans receivable and
              mortgage-backed securities (MBS)                                         78,311            65,011            55,669
            Deposits                                                                   46,727            41,039            34,473
            Borrowings                                                                 29,028            21,557            19,060
            Stockholders' equity                                                        5,947             5,025             4,284
            Stockholders' equity/total assets                                           7.20%             7.35%             7.31%

            World Savings Bank, FSB:
              Total assets                                                            $81,939           $67,968           $58,378
              Stockholders' equity                                                      6,289             5,358             4,702
              Regulatory capital ratios:(b)
                Tier 1 capital (core or leverage)                                        7.45%             7.61%             7.71%
                Total risk-based                                                        14.16%            14.26%            14.24%

(a)  For 2001, excludes the cumulative effect of an accounting change resulting in a $6 million, or $.04 per diluted earnings per share after tax, one-time charge due to the adoption of SFAS 133 on January 1, 2001.
(b)  For regulatory purposes, the requirements to be considered "well-capitalized" are 5.0% and 10.0% for tier 1 capital and total risk-based capital, respectively.

     The higher loan origination volume in 2003 led to a significant increase in the average outstanding balance of loans receivable and MBS. This growth was the principal reason for the increase in net interest income, which in turn was the primary reason for the increase in the Company's net earnings. For more discussion of the Company's Results of Operations, please refer to page 64.

Financial Condition

     The following table summarizes the Company's major asset, liability, and equity components in percentage terms at yearends 2003, 2002, and 2001. The sections that follow discuss the Company's ARM products and management of the Company's assets and liabilities, as well as further detail about each of the components of the balance sheet.

                                    TABLE 45

                   Asset, Liability, and Equity Components as
                     Percentages of the Total Balance Sheet
                                   2001 - 2003

                                                       December 31
                                       -----------------------------------------
                                           2003          2002           2001
                                         ----------    ----------    -----------
Assets:
   Cash and investments                        2.6%          1.8%           1.6%
   Loans receivable and MBS                   94.9          95.0           95.0
   Other assets                                2.5           3.2            3.4
                                         ----------    ----------    -----------
                                             100.0%        100.0%         100.0%
                                         ==========    ==========    ===========

Liabilities and Stockholders' Equity:
   Deposits                                   56.6%         60.1%          58.9%
   FHLB advances                              26.7          27.2           30.8
   Other borrowings                            8.5           4.3            1.7
   Other liabilities                           1.0           1.1            1.3
   Stockholders' equity                        7.2           7.3            7.3
                                         ----------    ----------    -----------
                                             100.0%        100.0%         100.0%
                                         ==========    ==========    ===========

     As the table shows, deposits represent the majority of the Company's liabilities. The largest asset component is loans receivable and MBS, which consists primarily of residential mortgages. The Company emphasizes adjustable rate mortgages (ARMs) - loans with interest rates that change periodically in accordance with movements in specified indexes.

     Almost all of the Company's ARMs have interest rates that change monthly and are tied to one of the following three indexes:

1. The Certificate of Deposit Index (CODI) is based on the monthly rate of three-month certificates of deposits (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly rates together and dividing the result by twelve.

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

     The Company originates ARMs that allow borrowers to select an initial monthly payment amount fixed for one year that is lower than the payment amount that would be necessary to fully amortize the loan over its scheduled maturity at its initial rate and term. The borrower's monthly payment is reset annually, up or down, subject to a 7.5% limit on payment increases as discussed below. If the borrower's monthly payment is not large enough to pay the monthly interest owed on the loan, the unpaid interest is added to the outstanding loan balance as deferred interest. The borrower may pay down the balance of deferred interest in whole or in part at any time.

     The annual payment reset is based on the amount that is sufficient to amortize the outstanding loan balance at the then applicable interest rate on the loan over the remaining term of the loan. However, in order to protect the borrower from large annual payment increases, the new monthly payment for the year may increase by no more than 7.5% of the prior year's monthly payment amount. Every five years, beginning with either the fifth or the tenth annual payment change, the payment may be reset without regard to the 7.5% payment change limitation in order to amortize the loan fully over its remaining term.

     In addition, the Company originates a small volume of modified ARMs, that is ARMs with initial interest rates and monthly payments fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually as described above.

     From time to time, as part of the Company's loan retention efforts, the Company may temporarily modify certain terms of the loan. Additionally, at the borrower's request, the Company may convert an ARM to a fixed-rate mortgage. The Company sells most ARMs that are converted to fixed-rate mortgages.

Asset/Liability Management

     The Company's earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest and dividends earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. Repricing of an asset and a liability is the change in rate due to maturity, prepayment, the movement of an interest rate index, or any other interest rate change. The disparity between the repricing of assets (mortgage loans, MBS, and investment) and the repricing of liabilities (deposits and borrowings) can have a material impact on the Company's net interest income and net earnings. The difference between the response of assets and liabilities to changes in interest rates is commonly referred to as the "gap" or the "repricing gap."

     The gap table on the following page shows the volume of assets and liabilities that reprice within certain time periods as of December 31, 2003. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then gap analysis would suggest that Golden West's earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West's repricing assets and liabilities do not respond equally to changes in the interest rate environment due to the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. On balance, the reporting and repricing lags cause the Company's assets to initially reprice more slowly than the Company's liabilities. For more discussion, see Net Interest Income on page 65.

     CODI, which is the index Golden West uses to determine the rate on $30 billion of its existing adjustable rate mortgages, has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates.

     COFI, which is the index Golden West uses to determine the rate on $18 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District's cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit and fixed-rate borrowings, do not reprice each month. In addition, when certificates of deposit do reprice, they may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

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

     Partially offsetting the index reporting and repricing lags are similar lags on portions of the Company's liabilities.

                                                                           TABLE 46

                                                Repricing of Earning Assets and Interest-Bearing Liabilities,
                                                                Repricing Gaps, and Gap Ratios
                                                                   As of December 31, 2003
                                                                    (Dollars in Millions)

                                                                   Projected Repricing(a)
                                          --------------------------------------------------------------------------
                                            0 - 3           4 - 12          1 - 5           Over 5
                                            Months          Months          Years           Years          Total
                                          -----------     -----------     -----------     -----------    -----------
Earning Assets:
  Securities available for sale              $ 1,879         $   -0-         $   -0-         $   -0-        $ 1,879
  MBS:
    Adjustable rate                            3,512             -0-             -0-             -0-          3,512
    Fixed-rate                                    38              78             279             198            593
  Loans receivable:(b) (c)
    Adjustable rate                           70,788           1,103             461             -0-         72,352
    Fixed-rate held for investment               136             286             543             357          1,322
    Fixed-rate held for sale                     122             -0-             -0-             -0-            122
  Other(d)                                     1,340             -0-               3             140          1,483
  Impact of swaps                                 17             (17)            -0-             -0-            -0-
                                          -----------     -----------     -----------     -----------    -----------
Total                                       $ 77,832         $ 1,450         $ 1,286          $  695       $ 81,263
                                          ===========     ===========     ===========     ===========    ===========
Interest-Bearing Liabilities:
  Deposits(e)                               $ 38,671         $ 4,434         $ 3,617          $    5       $ 46,727
   FHLB advances                              20,733             202             487            578          22,000
   Other borrowings                            6,037             -0-             497            494           7,028
                                          -----------     -----------     -----------    -----------     -----------
 Total                                      $ 65,441         $ 4,636         $ 4,601        $ 1,077        $ 75,755
                                                                                                         ===========
                                          ===========     ===========     ===========    ===========

 Repricing gap                              $ 12,391        $ (3,186)       $ (3,315)       $  (382)        $ 5,508
                                          ===========     ===========     ===========    ===========     ===========

 Cumulative gap                             $ 12,391         $ 9,205         $ 5,890        $ 5,508
                                          ===========     ===========     ===========    ===========
 Cumulative gap as a percentage of
     total assets                              15.0%           11.2%            7.1%
                                          ===========     ===========     ===========

(a)  Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Excludes nonaccrual loans (90 days or more past due).
(c)  Includes loans in process.  Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.
(d)  Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.
(e)  Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.


     The Company's principal strategy to limit the sensitivity of net interest income to changes in interest rates is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. At December 31, 2003, ARMs constituted 97% of the Company's loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At December 31, 2003, such monthly adjustable mortgages accounted for 96% of the Company's ARM portfolio. Additionally, the Company emphasizes home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company's cost of deposits and CODI-indexed ARMs follow the Company's cost of borrowings. ARMs indexed to COSI and CODI constituted 93% of the ARM originations in 2003 and 73% of the ARM portfolio at December 31, 2003. While the index strategy has improved the match between Golden West's ARM portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company's ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI and COFI. In addition to the index lags, other elements of ARM loans can have an impact on earnings. These elements are interest rate caps or limits on individual rate changes, interest rate floors, the interest rate adjustment frequency of ARM loans, and introductory fixed rates on new ARM loans.

     When the interest rate environment changes, the index lags and ARM structural features cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and restraining earnings when rates are rising.

     From time to time, the Company enters into interest rate swaps as part of its interest rate risk management strategy in order to alter the repricing characteristics of designated assets and liabilities (see Interest Rate Swaps on pages 67 and 68).

     The table on the following page shows the Company's expected cash flows and applicable yields on the balances of its interest-sensitive assets and liabilities as of December 31, 2003, taking into consideration expected prepayments of the Company's long-term assets (primarily MBS and loans receivable). The table also includes the estimated current fair value of the assets and liabilities shown.

                                                                   TABLE 47
                                             Summary of Market Risk on Financial Instruments
                                                         As of December 31, 2003
                                                          (Dollars in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Expected Maturity Date as of December 31, 2003(a)
                                        --------------------------------------------------------------------------------------------
                                                                                                2009 &       Total       Fair
                                          2004       2005       2006       2007       2008     Thereafter    Balance     Value
                                        -------    -------    -------    -------    -------    ----------    -------    -------
Interest-Sensitive Assets:
Securities Available for Sale           $ 1,879    $   -0-    $   -0-    $   -0-    $   -0-    $    -0-      $ 1,879    $ 1,879
    Weighted average interest rate          .93%       .00%       .00%       .00%       .00%        .00%         .93%
MBS
  Fixed-Rate                            $   102    $    86    $    70    $    57    $    47    $    231      $   593        613
     Weighted average interest rate        6.50%      6.34%      6.24%      6.14%      6.06%       5.75%        6.08%
  Variable Rate                         $   835    $   636    $  485     $   370    $   282    $    904      $ 3,512      3,525
     Weighted average interest rate        4.81%      4.82%      4.82%      4.82%      4.82%       4.82%        4.82%
Loans Receivable(b)
  Fixed-Rate                            $   383    $   225    $   166    $   127    $   100    $    444      $ 1,445      1,493
     Weighted average interest rate        7.67%      7.59%      7.34%      7.15%      7.02%       6.70%        7.21%
  Variable Rate                         $14,662    $12,163    $10,475    $ 8,003    $ 6,124    $ 20,300      $71,727     73,333
     Weighted average interest rate(c)     4.74%      4.73%      4.73%      4.73%      4.72%       4.72%        4.74%
                                        -------    ---------  -------    -------    -------    -----------   -------    -------
    Total                               $17,861    $13,110    $11,196    $ 8,557    $ 6,553    $ 21,879      $79,156    $80,843
                                        =======    =========  =======    =======    =======    ===========   =========  =======
Interest-Sensitive Liabilities:
Deposits(d)                             $43,104    $ 1,675    $   523    $ 1,130    $   290    $      5      $46,727    $46,898
     Weighted average interest rate        1.68%      3.51%      3.54%      4.71%      3.24%         4.22%      1.85%
FHLB Advances
  Fixed-Rate                            $   748    $   128    $   382    $    36    $    81    $    392      $ 1,767      1,807
     Weighted average interest rate        1.48%      3.24%      2.34%      5.97%      4.82%       5.81%        3.00%
  Variable Rate                         $ 4,100    $ 7,425    $ 5,208    $   500    $ 3,000    $    -0-      $20,233     20,213
     Weighted average interest rate        1.11%      1.14%      1.13%      1.17%      1.14%        .00%        1.13%
Other Borrowings
  Fixed-Rate                            $ 4,866    $   -0-    $   199    $   298    $   -0-    $    494      $ 5,857      5,894
     Weighted average interest rate        1.12%       .00%      5.72%      4.32%       .00%       4.94%        1.76%
  Variable Rate                         $    21    $   650    $   500    $   -0-    $   -0-    $    -0-      $ 1,171      1,171
     Weighted average interest rate         .22%      1.17%      1.14%       .00%       .00%        .00%        1.14%
Interest Rate Swaps (notional values)
  Pay Fixed Swaps                       $   104    $   -0-    $   -0-    $   -0-    $   -0-    $    -0-      $   104          1
     Weighted average receive rate         1.18%       .00%       .00%       .00%       .00%        .00%        1.18%
     Weighted average pay rate             6.65%       .00%       .00%       .00%       .00%        .00%        6.65%
                                        -------    -------    -------    -------    -------    ----------    -------    -------
    Total                               $52,943    $ 9,878    $ 6,812    $ 1,964    $ 3,371    $   891       $75,859    $75,984
                                        =======    =======    =======    =======    =======    ==========    =======    =======

(a)  Based on scheduled maturity or scheduled repricing: loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)  Excludes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)  The total weighted average interest rate for variable rate loans receivable reflects loans with introductory rates in effect at
     December 31, 2003.  Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin).  Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 2003 as indicated in the total balance column.
(d)  Deposits with no maturity are included in the 2004 column.


     The Company estimates the sensitivity of its net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model which takes into account the lags previously described. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company's historical prepayment information. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at December 31, 2003, a 200 basis point rate increase sustained over a thirty-six month period would initially, but temporarily, reduce the Company's primary spread, and would not adversely affect the Company's long-term profitability and financial strength.

Cash and Investments

     Golden West invests primarily in federal funds, short-term repurchase agreements collateralized by mortgage-backed securities, short-term money market securities, EuroDollar time deposits, and equity securities. In determining the amounts of assets to invest in each class of investments, the Company considers relative rates, liquidity, and credit quality.

     At December 31, 2003, 2002, and 2001, the Company had securities available for sale in the amount of $1.9 billion, $922 million, and $623 million, respectively, including net unrealized gains on securities available for sale of $323 million, $326 million, and $362 million, respectively. At December 31, 2003, 2002 and 2001, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

     The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective "retained interests" requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. As of December 31, 2003, the Company has retained all of the beneficial interests in these MBS securitizations, and therefore, the securitizations formed after March 31, 2001 are securities classified as Securitized Loans and included in Loans Receivable in accordance with SFAS 140 (see page 57 for further discussion). Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

     The table on the following page shows the components of the Company's loans receivable portfolio and MBS at December 31, 2003, 2002, and 2001.


                                    TABLE 48

                Balance of Loans Receivable and MBS by Component
                                   2001 - 2003
                             (Dollars in Thousands)

                                                                 As of December 31
                                              ---------------------------------------------------------
                                                   2003                2002                  2001
                                              ---------------      --------------       ---------------
Loans                                            $49,937,769        $ 39,159,502          $ 35,952,918
Securitized loans(a) (b)                          23,233,928          19,066,063             5,186,717
Other(c)                                           1,033,881             717,751               451,084
                                              ---------------      --------------       ---------------
    Total loans receivable                        74,205,578          58,943,316            41,590,719
                                              ---------------      --------------       ---------------

Fannie Mae MBS(d)                                        -0-                 -0-             4,732,779
MBS-REMICs                                         3,650,048           5,871,069             8,836,840
Purchased MBS                                        455,390             196,389               508,553
                                              ---------------      --------------       ---------------
    Total MBS                                      4,105,438           6,067,458            14,078,172

                                              ---------------      --------------       ---------------
Total loans receivable and MBS                   $78,311,016        $ 65,010,774          $ 55,668,891
                                              ===============      ==============       ===============

(a)  Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.
(b)  Includes $14.3 billion at December 31, 2003 of loans securitized with Fannie Mae where the underlying loans are subject to full credit recourse to the Company.
(c)  Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.
(d)  The underlying loans of the Fannie Mae MBS are subject to full credit recourse to the Company.  During the first half of 2002, the Company desecuritized the remaining Fannie Mae MBS.

     Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with generally accepted accounting principles (GAAP), the Company defers loan origination fees and certain loan origination costs. The net deferred loan costs are then amortized as a yield reduction over the life of the related loans, thereby lowering net interest income and the reported yield on the Company's loan portfolio. As shown in the following table, the net deferred loan costs balance grew by $402 million between January 1, 2001 and December 31, 2003. This growth resulted primarily from the growth in loan origination volume.

                                    TABLE 49

                             Net Deferred Loan Costs
                                   2001 - 2003
                             (Dollars in Thousands)

                                                                                      For the Year Ended December 31
                                                                             ------------------------------------------------
                                                                                   2003              2002            2001
                                                                             ---------------    -------------   -------------
             Beginning balance of net deferred loan costs                         $ 331,985        $ 193,924       $ 145,709
             Net loan costs deferred                                                313,331          173,570          78,329
             Amortization of net deferred loan costs                                (97,998)         (54,144)        (17,070)
             Net deferred loan costs transferred from (to) MBS                          -0-           18,635         (13,044)
                                                                             ---------------    -------------   -------------
             Ending balance of net deferred loan costs                            $ 547,318        $ 331,985       $ 193,924
                                                                             ===============    =============   =============


     The balance of loans receivable and MBS is affected by loan originations and loan and MBS repayments. Repayments from loans receivable and MBS were $20.0 billion, $15.6 billion, and $15.6 billion for the years ended December 31, 2003, 2002, and 2001, respectively. Loans receivable and MBS repayments were higher in 2003 as compared to 2002 due to both an increase in the portfolio balance and the prepayment rate. In 2002, repayments were similar to 2001 because there was a small decrease in the prepayment rate that was offset by the growth in the loan portfolio.

Loans Receivable and Lending Operations

     New loan originations in 2003, 2002, and 2001 amounted to $36.0 billion, $26.7 billion, and $20.8 billion, respectively. The volume of originations increased during 2003 due to the decline in mortgage rates to 45 year lows, which led to a strong demand for home loans, including the Company's ARM products. During 2003, consumers took advantage of these low interest rates to refinance their mortgages and, as a result, refinanced loans constituted 70% of the Company's new loan originations in 2003 compared to 62% in 2002 and 59% in 2001. The volume of originations increased during 2002 due to low interest rates and a strong demand for mortgage loans, including ARMs, the Company's principal product.

     At December 31, 2003, the Company had lending operations in 38 states. The largest source of mortgage origination volume was loans secured by residential properties in California. In 2003, 67% of total loan originations were on residential properties in California, compared to 67% and 70% in 2002 and 2001, respectively. The five largest states, other than California, for originations for the year ended December 31, 2003, were Florida, New Jersey, Texas, Illinois, and Virginia, with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 64% at December 31, 2003, 2002, and 2001.

     First mortgages originated for portfolio (excluding equity lines of credit "ELOCs") amounted to $33.1 billion in 2003 compared to $24.8 billion and $18.2 billion in 2002 and 2001, respectively. First mortgages originated for sale were $1.9 billion, $1.7 billion, and $2.2 billion for the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, $1.2 billion,
$596 million, and $794 million, respectively, of loans and MBS were converted at the customer's request from adjustable rate to fixed-rate loans. The Company sells most of its new and converted fixed-rate loans. The Company sold $3.1 billion, $2.3 billion, and $2.7 billion of fixed-rate first mortgage loans during 2003, 2002, and 2001, respectively.

     Golden West originates ARMs indexed primarily to the CODI, COFI, and COSI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West's ARM originations constituted approximately 94% of new mortgage volume made by the Company in 2003, compared with 92% in 2002 and 84% in 2001. The table on the following page shows the distribution of ARM originations by index for the years ended December 31, 2003, 2002, and 2001.

                                    TABLE 50

                 Adjustable Rate Mortgage Originations by Index
                                   2001 - 2003
                             (Dollars in Thousands)

                                   As of December 31
                     -----------------------------------------------------------
        ARM Index            2003                  2002                2001
                     -----------------     -----------------    ----------------
        CODI             $ 20,518,260       $ 13,173,161        $   554,390
        COFI                1,559,605          3,370,412          9,813,174
        COSI               10,688,779          7,899,702          7,064,962
        Prime(a)              887,363                -0-                -0-
                     ----------------      ----------------     ----------------
        Total            $ 33,654,007       $ 24,443,275        $ 17,432,526
                     =================     ================     ================

(a) As of January 2003, includes fundings of new ELOCs indexed to the Prime
    Rate. Only amounts drawn at the establishment of the line of credit are included in originations. Prior to 2003, ELOCs were not included in originations.

     The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 97% at yearend 2003 compared to 96% at yearend 2002 and 94% at yearend 2001. The following table shows the distribution by index of the Company's outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2003, 2002 and 2001.

                                    TABLE 51

                   Adjustable Rate Mortgage Portfolio by Index
                               (Including ARM MBS)
                                   2001 - 2003
                             (Dollars in Thousands)

                                   As of December 31
                     -----------------------------------------------------------
        ARM Index            2003                  2002                2001
                     -----------------     -----------------    ----------------
        CODI             $ 30,243,337       $ 13,286,566        $    552,746
        COFI               18,207,868         24,755,498          29,010,008
        COSI               24,535,095         22,070,692          20,943,596
        Prime(a)            1,827,435            999,251             303,035
        Other(b)              424,988            658,135             985,015
                     -----------------     -----------------    ----------------
        Total            $ 75,238,723       $ 61,770,142        $ 51,794,400
                     =================     =================    ================

(a)  ELOCs tied to the Prime Rate.
(b)  Primarily ARMs tied to the twelve-month rolling average of the One-Year
     Treasury Constant Maturity (TCM).

     During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company's ARM loan portfolio (including securitized ARM loans, and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.20% or 7.42% above the actual weighted average rate at December 31, 2003, versus 12.13% or 6.74% above the actual weighted average at December 31, 2002 and 12.21% or 5.77% above the weighted average rate at yearend 2001.

     At December 31, 2003, approximately $5.1 billion of the Company's ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2003, $2.3 billion ARM loans had reached their rate floors compared with $2.0 billion at December 31, 2002 and $560 million at December 31, 2001. The weighted average floor rate on the loans that had reached their floor was 5.43% at December 31, 2003, compared to 5.87% at December 31, 2002 and 7.15% at December 31, 2001. Without the floor, the average rate on these loans would have been 4.38% at December 31, 2003, 5.19% at December 31, 2002, and 5.91% at December 31, 2001.

     Most of the Company's loans are collateralized by first deeds of trust on one- to four-family homes. The Company also originates second deeds of trust, a portion of which are in the form of fixed-rate loans. The Company's fixed-rate second mortgage originations amounted to $148 million, $160 million, and $279 million for the years ended December 31, 2003, 2002, and 2001, respectively. The outstanding balance of fixed-rate seconds amounted to $138 million, $215 million and $362 million at December 31, 2003, 2002, and 2001, respectively.

     The Company also establishes ELOCs indexed to the Prime Rate, which are collateralized typically by second and occasionally by first deeds of trust. The following table shows the amounts of new ELOCs established in 2003, 2002, and 2001.

                                                TABLE 52

                                 New Equity Lines of Credit Established
                                            2001 - 2003
                                        (Dollars in Thousands)

                                   For the Year Ended December 31
                     -----------------------------------------------------------
                           2003                 2002                 2001
                     ------------------    ----------------    -----------------
New ELOCs
  established               $1,708,482          $1,179,467             $422,424
                     ==================    ================    =================


     The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company's ELOCs at December 31, 2003, 2002, and 2001.


                                    TABLE 53

                              Equity Line of Credit
         Outstanding Balance and Maximum Total Line of Credit Available
                                   2001 - 2003
                             (Dollars in Thousands)

                                        For the Year Ended December 31
                         -------------------------------------------------------
                               2003                2002               2001
                         ----------------   -----------------  -----------------
ELOC outstanding balance      $1,827,435           $ 999,251          $ 303,035
                         ================   =================  =================

ELOC maximum total line
  of credit available         $2,748,076          $1,501,725          $ 457,793
                         ================   =================  =================


     The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. For the year ended December 31, 2003, 11% of loans originated exceeded 80% of the appraised value of the property compared to 13% for the years ended December 31, 2002 and 2001.

     The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (the sum of the first and second loan balances as a percentage of total value or "CLTV") over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Furthermore, the Company sells without recourse a significant portion of its second mortgage originations. Sales of second mortgages amounted to $100 million, $139 million, and $184 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds not sold. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

     The following table shows mortgage originations with LTV ratios or CLTV ratios greater than 80% for the years ended December 31, 2003, 2002, and 2001.

                                                                           TABLE 54
                                                         Mortgage Originations With Loan to Value and
                                                        Combined Loan to Value Ratios Greater Than 80%
                                                                         2001 - 2003
                                                                    (Dollars in Thousands)

                                                        For the Year Ended December 31
                                            -------------------------------------------------------
                                                 2003                2002                2001
                                            ----------------    ---------------     ---------------
First mortgages with LTV ratios
greater than 80%:
    With mortgage insurance                       $ 223,775          $ 292,210           $ 225,464
    With no mortgage insurance                       44,349             70,478             123,387
                                            ----------------    ---------------     ---------------
                                                    268,124            362,688             348,851
                                            ----------------    ---------------     ---------------

First and second mortgages with
CLTV ratios greater than 80%:(a)
    With pool insurance on
        second mortgages                          2,866,161          2,412,821           1,354,754
    With no pool insurance                          799,231            611,044             911,214
                                            ----------------    ---------------     ---------------
                                                  3,665,392          3,023,865           2,265,968
                                            ----------------    ---------------     ---------------
    Total                                        $3,933,516         $3,386,553          $2,614,819
                                            ================    ===============     ===============

(a)  For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations.  Prior to 2003, ELOCs were not included in originations.

     The following table shows the outstanding balance of mortgages with original LTV or CLTV ratios greater than 80% at December 31, 2003, 2002, and 2001.


                                                                           TABLE 55
                                                         Balance of Mortgages With Loan to Value and
                                                        Combined Loan to Value Ratios Greater Than 80%
                                                                         2001 - 2003
                                                                    (Dollars in Thousands)

                                                                     As of December 31
                                                  -----------------------------------------------------
                                                        2003               2002              2001
                                                   ---------------    ----------------   --------------
         First mortgages with LTV ratios
         greater than 80%:
             With mortgage insurance                   $  566,817          $  553,747        $ 431,498
             With no mortgage insurance                   160,225             293,851          548,507
                                                   ---------------    ----------------   --------------
                                                          727,042             847,598          980,005
                                                   ---------------    ----------------   --------------

         First and second mortgages with
         CLTV ratios greater than 80%:
             With pool insurance on
                 second mortgages                       4,991,395           3,699,519        2,396,954
             With no pool insurance                       610,598             292,104          454,289
                                                   ---------------    ----------------   --------------
                                                        5,601,993           3,991,623        2,851,243
                                                   ---------------    ----------------   --------------
             Total                                    $ 6,329,035         $ 4,839,221      $ 3,831,248
                                                   ===============    ================   ==============

     Loan receivable repayments consist of monthly loan amortization and loan payoffs. During the years 2003, 2002, and 2001, loan repayments (excluding MBS) amounted to $18.0 billion, $12.3 billion, and $9.2 billion, respectively. The increase in loan repayment in 2003 was due to growth in the balance of loans receivable and an increase in the prepayment rate. The increase in loan repayments in 2002 was due to an increase in the balance of loans receivable outstanding partially offset by a decrease in the prepayment rate.

Securitized Loans

     The Company securitized $13.7 billion and $18.9 billion of loans for the years ended December 31, 2003 and 2002, respectively. During the second and third quarters of 2001, the Company securitized $6.0 billion of loans. These securitized loans are available to be used as collateral for borrowings and are classified as loans receivable on the Statement of Financial Condition.

Mortgage-Backed Securities

     At December 31, 2003, 2002, and 2001, the Company had MBS held to maturity in the amount of $4.1 billion, $6.0 billion, and $13.8 billion, respectively. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The decrease in MBS held to maturity in 2003 was due to prepayments, partially offset by the purchase of $367 million of MBS for Community Reinvestment Act purposes. The large decrease in 2002 was due primarily to prepayments and to the desecuritization of $4.1 billion of Fannie Mae MBS.

     At December 31, 2003, 2002, and 2001, the Company had MBS available for sale in the amount of $22 million, $35 million, and $233 million, respectively, including net unrealized gains on MBS available for sale of $91 thousand, $139 thousand, and $2 million, respectively. During the first quarter of 2002, the Company sold $176 million of purchased MBS available for sale, which resulted in a gain of $3 million.

     At December 31, 2003, $3.5 billion of the Company's total MBS portfolio was backed by ARMs. The percentage of MBS backed by ARMs was 86% at yearend 2003 compared to 91% at yearend 2002 and 92% at yearend 2001.

     Repayments of MBS during the years 2003, 2002, and 2001 amounted to $2.0 billion, $3.2 billion, and $6.4 billion, respectively. MBS repayments were lower in 2003 and 2002 due to a decrease in the outstanding balance. MBS repayments were higher in 2001 due to an increase in the prepayment rate on the underlying loans.

Mortgage Servicing Rights

     The Company recognizes as assets the rights to service mortgage loans for others. When the servicing rights are retained by the Company upon the sale of loans, the allocated cost of these rights is then capitalized as an asset. The amount capitalized is based on the relative fair value of the servicing rights and the mortgage loan on the date the mortgage loan is sold. Capitalized mortgage servicing rights (CMSRs) are included in "Other assets" on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the years ended December 31, 2003, 2002, and 2001.

                                                                           TABLE 56

                                                            Capitalized Mortgage Servicing Rights
                                                                         2001 - 2003
                                                                    (Dollars in Thousands)

                                              2003             2002             2001
                                           ------------     ------------     ------------
Beginning balance of CMSRs                    $ 69,448         $ 56,056          $28,355
New CMSRs from loan sales                       58,249           34,044           41,587
Amortization of CMSRs                          (38,730)         (20,652)         (13,886)
                                           ------------     ------------     ------------
Ending balance of CMSRs                       $ 88,967         $ 69,448          $56,056
                                           ============     ============     ============

     The estimated amortization of the December 31, 2003 CMSR balance for the five years ending 2008 is $36.6 million (2004), $25.8 million (2005), $16.7 million (2006), $7.9 million (2007), and $2.0 million (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

     CMSRs are reviewed monthly for impairment based on fair value. The estimated fair value of CMSRs as of December 31, 2003, 2002, and 2001 was $95 million, $73 million, and $70 million, respectively. The book value of Golden West's CMSRs did not exceed the fair value at December 31, 2003, 2002, or 2001 and, therefore, no impairment was required to be recognized.

Asset Quality

     An important measure of the soundness of the Company's loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include nonaccrual loans (that is, loans, including loans securitized into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company's TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions. The table on the next page sets forth the components of the Company's NPAs and TDRs and the various ratios to total assets at December 31, 2003, 2002 and 2001.

                                                                           TABLE 57

                                                     Nonperforming Assets and Troubled Debt Restructured
                                                                         2001 - 2003
                                                                    (Dollars in Thousands)

                                                                      As of December 31
                                                    ------------------------------------------------------
                                                        2003                2002                2001
                                                    --------------      --------------     ---------------
Nonaccrual loans                                        $ 410,064           $ 413,123           $ 382,510
Foreclosed real estate                                     13,904              11,244              11,101
                                                    --------------      --------------     ---------------
Total nonperforming assets                              $ 423,968           $ 424,367           $ 393,611
                                                    ==============      ==============     ===============

TDRs                                                     $  3,105             $   233            $  1,505
                                                    ==============      ==============     ===============

Ratio of NPAs to total assets                                .51%                .62%                .67%
                                                    ==============      ==============     ===============

Ratio of TDRs to total assets                                .00%                .00%                .00%
                                                    ==============      ==============     ===============

Ratio of NPAs and TDRs to total assets                       .51%                .62%                .67%
                                                    ==============      ==============     ===============

     The balance of NPAs at yearend 2003 reflected the impact of an improving economy and the strong housing market. However, continued economic weakness in a few geographical areas of the U.S. contributed to a small increase in foreclosed real estate in 2003. The balance of NPAs at yearends 2002 and 2001 reflected normal increases in delinquencies associated with the aging of the large volume of mortgages originated during the prior two years together with the uncertain U.S. economy. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Also, the Company uses mortgage insurance as previously discussed on page 56.

     The Company has other impaired loans on which specific loss reserves have been provided and that were not included in nonperforming loans or troubled debt restructured because the loans were performing in full accordance with the loan terms. Other impaired loans amounted to $7 million at yearend 2003 compared to $4 million and $11 million at yearends 2002 and 2001, respectively.

Allowance for Loan Losses

     The Company provides specific valuation allowances for losses on major loans when impaired, and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses in the loan portfolio that is based on both the Company's historical loss experience and factors reflecting current economic conditions. This approach uses a database that identifies and measures losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This process also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. The approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reviewed quarterly.

     The table below shows the changes in the allowance for loan losses for the three years ended December 31, 2003, 2002, and 2001.

                                                                           TABLE 58

                                                             Changes in Allowance for Loan Losses
                                                                         2001 - 2003
                                                                    (Dollars in Thousands)

                                                                    2003              2002               2001
                                                               ---------------    --------------    ---------------
Beginning allowance for loan losses                                 $ 281,097         $ 261,013          $ 236,708
Provision for losses charged to expense                                11,864            21,170             22,265
Loans charged off                                                      (3,633)           (1,943)            (2,425)
Recoveries                                                                609               857                351
Net transfer of allowance from recourse liability                         -0-               -0-              4,114
                                                               ---------------    --------------    ---------------
Ending allowance for loan losses                                    $ 289,937         $ 281,097          $ 261,013
                                                               ===============    ==============    ===============

Ratio of provision for loan losses to average loans
  receivable and MBS with recourse held to maturity                      .02%              .04%               .04%
                                                               ===============    ==============    ===============

Ratio of net chargeoffs to average loans receivable
  and MBS with recourse held to maturity                                 .00%              .00%               .00%
                                                               ===============    ==============    ===============

Ratio of allowance for loan losses to total loans held
  in portfolio and MBS with recourse held to maturity                    .37%              .43%               .47%
                                                               ===============    ==============    ===============

Ratio of allowance for loan losses to NPAs                              68.4%             66.2%              66.3%
                                                               ===============    ==============    ===============


Deposits

     The Company raises deposits through its retail branch system, through the Internet, and from time to time, through the money markets.

     Retail deposits increased by $5.7 billion in 2003 compared to increases of $6.6 billion and $4.6 billion in 2002 and 2001, respectively. Retail deposits increased during these three years because the public found money market accounts to be a more favorable investment compared with other alternatives and the Company successfully promoted those accounts. Deposit inflows began to slow in the third quarter of 2003 due in part to the recovery in the equities market. At December 31, 2003, 2002, and 2001, transaction accounts (which include checking, passbook, and money market accounts) represented 77%, 66%, and 40%, respectively, of the total balance of deposits.

Advances from Federal Home Loan Banks

     The Company uses borrowings from the Federal Home Loan Banks (FHLBs), also known as "advances," to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs owned by the Company. FHLB advances amounted to $22.0 billion at December 31, 2003, compared to $18.6 billion and $18.0 billion at December 31, 2002 and 2001, respectively.

Other Borrowings

     The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company's portfolio as collateral. Reverse Repos with dealers and banks amounted to $3.0 billion, $522 million, and $224 million at yearends 2003, 2002, and 2001, respectively.

     At December 31, 2003, Golden West, at the holding company level, had no subordinated debt outstanding as compared to $200 million at December 31, 2002 and $600 million at December 31, 2001. As of December 31, 2003, the Company's subordinated debt ratings were A2 and A by Moody's Investors Service (Moody's) and Standard & Poor's (S&P), respectively.

     At December 31, 2003, Golden West, at the holding company level, had $991 million of senior debt outstanding as compared to $990 million at December 31, 2002 and $198 million at December 31, 2001. As of December 31, 2003, the Company's senior debt was rated A1 and A+ by Moody's and S&P, respectively.

     WSB has a bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. At December 31, 2003 and 2002, WSB had $3.0 billion and $1.2 billion, respectively, of bank notes outstanding. There were no bank notes outstanding at December 31, 2001. As of December 31, 2003, WSB's bank notes were rated P-1 and A-1+ by Moody's and S&P, respectively.

     WSB may issue long-term wholesale deposits and long-term unsecured senior debt. At December 31, 2003, WSB had no long-term wholesale deposits or long-term unsecured senior debt outstanding. As of December 31, 2003, WSB's unsecured senior debt ratings were Aa3 and AA- from Moody's and S&P, respectively.

Stockholders' Equity

     The Company's stockholders' equity amounted to $5.9 billion, $5.0 billion, and $4.3 billion at December 31, 2003, 2002, and 2001, respectively. Stockholders' equity increased by $922 million during 2003 as a result of earnings partially offset by the $151 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and the decreased market values of securities available for sale. Stockholders' equity increased by $741 million during 2002 as a result of earnings partially offset by the $173 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and the decreased market values of securities available for sale. The Company's stockholders' equity increased by $597 million during 2001 as a result of earnings partially offset by the $186 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and the decreased market values of securities available for sale.

     Since 1993, through five separate actions, Golden West's Board of Directors has authorized the purchase by the Company of up to a total of 60.6 million shares of Golden West's common stock. As of December 31, 2003, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 28, 1993, of which 2.0 million shares were purchased and retired at a cost of $151 million during 2003. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the liquidity of the Company.

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

     As used in the discussion, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized." See Footnote A in the audited financial statements. There are no conditions or events that have occurred since that notification that the Company believes would have an adverse impact on how WSB or WTX are categorized.

     The payments of capital distributions by WSB and WTX to their parent are governed by OTS regulation. WSB and WTX must at least file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB or WTX to no longer be adequately capitalized, require specific OTS approval.

Off-Balance Sheet Arrangements

     Commitments to originate mortgage loans for portfolio are agreements to lend to a customer provided that the customer satisfies the terms of the contract. Loan commitments have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer's creditworthiness and the value of the property. The amount of outstanding loan commitments at December 31, 2003 was $1.7 billion. The vast majority of these commitments were for adjustable rate mortgages.

     At December 31, 2003, the Company had $2.5 billion of commitments outstanding for advances from the FHLB of Dallas and these advances will be indexed to three-month LIBOR.

Contractual Cash Obligations

     The following table summarizes the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, by remaining maturity at December 31, 2003.

                                                                           TABLE 59

                                                                 Contractual Cash Obligations
                                                                   As of December 31, 2003
                                                                    (Dollars in Thousands)

                                                                   Payments Due by Period
                                    -------------------------------------------------------------------------------------
                                                         Less than                                              After
                                        Total              1 year          1-3 years        4-5 years         5 years
                                    ---------------    ---------------   --------------    -------------    -------------

           Long-term debt              $24,141,491         $4,848,040      $14,491,343       $3,915,063         $887,045
           Operating leases                192,691             28,180           49,254           32,641           82,616
                                    ---------------    ---------------   --------------    -------------    -------------
           Total                       $24,334,182         $4,876,220      $14,540,597       $3,947,704         $969,661
                                    ===============    ===============   ==============    =============    =============



New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003, did not have a significant impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 on July 1, 2003 had no impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. In December 2003, the FASB revised FIN 46. The adoption of FIN 46 on July 1, 2003 and the adoption of FIN 46(R) had no impact on the Company's financial statements.

Uses of Estimates

     Golden West's financial statements are prepared in accordance with GAAP. Most of Golden West's assets, liabilities, revenues, and expenses are reported using actual results for the reporting period. However, GAAP requires that certain assets, liabilities, revenues, and expenses be reported using estimates of fair value that are based on a variety of assumptions, including such items as future interest rate levels and repayments rates. As a consequence, assets, liabilities, revenues, and expenses reported using fair value estimates may fluctuate from one reporting period to the next because of changes in the business environment that lead to revisions to the assumptions underlying the fair value calculations.

     The following is a discussion of the most critical accounting policies involving the use of estimates.

     An important use of estimates occurs when the Company establishes its allowance for loan losses. An in-depth discussion can be found in the Allowance for Loan Losses section on page 59.

     For the year ended December 31, 2003 and 2002, Golden West's Consolidated Statement of Net Earnings reflected fair value estimates for the Company's interest rate swap portfolio, amounting to a pre-tax gain of $11 million and a pre-tax gain of $8 million, respectively, as seen in "Change in Fair Value of Derivatives." In addition, upon the adoption of SFAS 133 on January 1, 2001, Golden West reported a one-time pre-tax charge of $10 million associated with the initial valuation of the Company's interest rate swap portfolio. For the year ended December 31, 2003, these fair value changes related to SFAS 133 were the principal fair value items affecting Golden West's earnings. Fair value estimates are based on quoted market prices for interest rate swaps.

     Additionally, pursuant to GAAP, Golden West establishes Capitalized Mortgage Servicing Rights when the Company sells mortgage loans and retains the servicing for them. The Company periodically reviews the CMSRs for impairment based on fair value. Golden West's CMSRs have never experienced impairment. Golden West's CMSR balances amounted to $89 million and $69 million at yearend 2003 and 2002, respectively. See page 58 for further discussion.

Results of Operations

     The table below sets forth selected financial results for Golden West.

                                    TABLE 60

                        Golden West Financial Corporation
                           Selected Financial Results
                                   2001 - 2003
                              (Dollars in Millions)

                                          2003          2002        2001
                                       -----------  ------------ -----------

            Net earnings                 $ 1,106      $   958    $   819(a)
            Net interest income            2,208        1,930      1,631
            Average earning assets        72,351       61,476     56,274
            Average primary spread          2.94%        2.99%      2.70%


(a) For 2001, excludes the cumulative effect of an accounting change resulting in a $6 million one-time charge net of tax, due to the adoption of SFAS 133 on January 1, 2001.

Net Earnings

     Net earnings increased in 2003 as compared to 2002 primarily due to an increase in average earning assets which resulted in an increase in net interest income. In addition, net earnings reflected an increase in noninterest income and an increase in general and administrative expenses. Net earnings increased in 2002 as compared to 2001 primarily due to an increase in net interest income partially offset by an increase in general and administrative expenses. In addition, $6.6 million of nonrecurring tax items contributed to net earnings during 2003. Two nonrecurring items contributed $12.1 million to net earnings during 2002. These nonrecurring items resulted from a one-time tax benefit and a refund from the FHLB of San Francisco for 1998 prepayment fees.

Earnings Per Share

     The Company's Basic Earnings Per Share (EPS) was $7.25 for the year ended December 31, 2003, compared to $6.20 for the year ended December 31, 2002 and $5.18 (before the cumulative effect of the accounting change) for the year ended December 31, 2001. The Company reported Diluted EPS of $7.14 for the year ended December 31, 2003 as compared to $6.12 and $5.11 (before the cumulative effect of the accounting change) for the years ended December 31, 2002 and 2001, respectively.

Net Interest Income

     The largest component of the Company's revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company's net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company's primary earning asset, by originating and retaining high-quality adjustable rate home loans. Over the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates, which can temporarily affect the level of net interest income.

     Net interest income amounted to $2.2 billion, $1.9 billion, and $1.6 billion for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts represented 14%, 18%, and 42% increases, respectively, over the previous years.

     The increase in net interest income in 2003 compared with the prior year resulted primarily from the growth in the loan portfolio, the Company's principal earning asset. Between December 31, 2003 and December 31, 2002, the Company's earning asset balance increased by $14.2 billion or 21%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2003, was a modest decrease in the Company's average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The significant growth of net interest income in 2002 compared with the prior year resulted from both the expansion of the Company's earning assets and an increase in the Company's average primary spread.

     The level and movement of the Company's primary spread are influenced by a variety of factors including: the amount and speed of movements in market interest rates; the shape of the yield curve, that is the difference between short-term and long-term interest rates; competition in the home lending market, which influences the pricing of the Company's adjustable and fixed-rate mortgage products; the Company's need for deposits and competition in the retail savings market, which influence the pricing of the Company's deposit products; and the prices that the Company pays for its borrowings. On a year-to-year basis, the most significant factor that leads to changes in the Company's primary spread is market interest rate movements, as discussed below.

     As noted in the discussion of the gap on page 48, the cost of the Company's liabilities responds more rapidly to movements in short-term market interest rates than the yield on the Company's assets, most of which are ARMs tied to indexes that lag changes in interest rates. Consequently, when interest rates decline, the Company's primary spread temporarily widens, because the index lags slow the downward movement of the yield on the Company's adjustable rate mortgage portfolio. When interest rates stabilize after a period of falling rates, the primary spread usually declines temporarily until the yield on the ARM portfolio catches up to previous rate decreases. The opposite occurs when interest rates increase. Specifically, when short-term interest rates move up, the Company's primary spread compresses for a period of time, because the index lags slow the upward adjustment of the yield on the Company's ARMs. When interest rates stabilize after a period of rising rates, the primary spread expands temporarily until the ARM yield catches up to previous rate increases. For the five years ended December 31, 2003, which included periods of both falling and rising interest rates, the Company's primary spread averaged 2.59%.

     During 2001, the Federal Reserve's Open Market Committee lowered the Federal Funds rate, a key short-term interest rate, by a total of 475 basis points in order to stimulate the then-weak economy. Other short-term market rates experienced similar decreases. In response to significantly lower short-term interest rates, the Company's cost of funds declined by 284 basis points during 2001, while the yield on the Company's assets fell by only 166 basis points. As a consequence, the Company's primary spread widened substantially during 2001, and by yearend reached 3.21%, the highest level in the Company's history. In 2002, the Federal Funds rate remained steady at 1.75% until November, when the Federal Reserve's Open Market Committee lowered the Federal Funds rate by 50 basis points to 1.25%. During 2002, the Company's cost of funds declined by an additional 83 basis points. At the same time, the Company's asset yield fell by 111 basis points, as the ARM indexes continued to adjust downward in response to the large interest rate declines experienced in 2001. Because the yield on earning assets fell faster than the cost of funds in 2002, the Company's primary spread narrowed from 3.21% at December 31, 2001 to 2.93% at December 31, 2002. On June 25, 2003, the Federal Reserve's Open Market Committee lowered the Federal Funds rate by an additional 25 basis points to 1.00%. Reflecting the decline of short-term interest rates at the end of 2002 and the rate decrease in June, the Company's cost of funds declined by 65 basis points during 2003, while the yield on the Company's assets fell by 71 points.

     The following table shows the components of the Company's primary spread at the end of the years 2001 through 2003.

                                    TABLE 61

           Yield on Earning Assets, Cost of Funds, and Primary Spread
                                   2001 - 2003

                                                       December 31
                                          --------------------------------------
                                             2003         2002          2001
                                          -----------   ----------   -----------
Yield on loan portfolio and MBS                 4.61%        5.28%         6.38%
Yield on investments                             .93         1.94          2.86
                                          -----------   ----------   -----------
Yield on earning assets                         4.54         5.25          6.36
                                          -----------   ----------   -----------
Cost of deposits                                1.85         2.56          3.39
Cost of borrowings                              1.37         1.85          2.72
                                          -----------   ----------   -----------
Cost of funds                                   1.67         2.32          3.15
                                          -----------   ----------   -----------
Primary spread                                  2.87%        2.93%         3.21%
                                          ===========   ==========   ===========

Interest on Loans

     Interest on loans was $3.2 billion, $2.9 billion, and $2.7 billion for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in 2003 and 2002 was due to an increase in the average portfolio balance partially offset by a decrease in the average portfolio yield.

Interest on MBS

     Interest on MBS was $262 million, $491 million, and $1.3 billion for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 and 2002 was due to a decrease in the average portfolio balance and a decrease in the average portfolio yield.

Interest and Dividends on Investments

     The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. Interest and dividends on investments was $89 million, $113 million, and $193 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 was primarily due to a decrease in the average portfolio yield partially offset by an increase in the average portfolio balance. The decrease in 2002 was primarily due to a decrease in the average portfolio yield and a decrease in the average portfolio balance.

Interest on Deposits

     Interest on deposits was $938 million, $1.1 billion, and $1.5 billion for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 and 2002 was due to a decrease in the average cost of deposits partially offset by an increase in the average balance of deposits.

Interest on Advances

     Interest paid on FHLB advances was $270 million, $380 million, and $880 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in 2003 was due to a decrease in the average cost of these borrowings partially offset by an increase in the average outstanding balance. The decrease in 2002 was due to a decrease in the average cost of these borrowings and a decrease in the average outstanding balance.

Interest on Other Borrowings

     Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $112 million, $107 million, and $176 million for the years ended 2003, 2002, and 2001, respectively. The increase in 2003 was due to an increase in the average balance partially offset by a decrease in the average cost of other borrowings. The decrease in the expense in 2002 compared with 2001 was due to a decrease in the average cost partially offset by an increase in the average balance of these liabilities.

Interest Rate Swaps

     From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. The Company did not enter into any interest rate swaps in 2003.


                                    TABLE 62

                           Interest Rate Swap Activity
                                   2001 - 2003
                         (Notional Amounts in Millions)

                                          Receive           Pay
                                           Fixed           Fixed
                                           Swaps           Swaps
                                        ------------    -------------
Balance at January 1, 2001                   $  217           $  717
      Maturities                               (114)             (96)
                                        ------------    -------------
Balance at December 31, 2001                    103              621
      Additions                                 -0-              275
      Maturities                                (12)            (305)
                                        ------------    -------------
Balance at December 31, 2002                     91              591
      Maturities                                (91)            (487)
                                        ------------    -------------
Balance at December 31, 2003                $   -0-           $  104
                                        ============    =============

     Interest rate swap payment activity decreased net interest income by $12 million, $19 million, and $13 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company accounts for interest rate swaps under the provisions in SFAS 133, as amended. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $11 million, or $.04 after tax per diluted share for the year ended December 31, 2003, as compared to pre-tax income of $8 million, or $.03 after tax per diluted share for the year ended December 31, 2002 and a pre-tax expense of $10 million, or $.04 after tax per diluted share for the year ended December 31, 2001. This additional income and expense occurred because the fair value of Golden West's swaps changed in 2003, 2002, and 2001 as a result of interest rate movements. Because the Company intends to hold these interest rate swaps to maturity, valuation gains and losses will net to zero over the lives of the swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the "Change in Fair Value of Derivatives" in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at December 31, 2003.

Provision for Loan Losses

     The provision for loan losses was $12 million for the year ended 2003, compared to provisions of $21 million and $22 million for the years ended 2002 and 2001, respectively. An in-depth discussion on the calculation of the Company's allowance for loan losses can be found on page 58.

Noninterest Income

     Noninterest income was $313 million, $247 million, and $237 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in 2003 as compared to 2002 resulted primarily from the increase in income associated with the gains on a larger volume of loan sales and higher loan prepayment fees. The increase in 2002 resulted primarily from the income associated with the ongoing valuation of interest rate swaps compared to an expense in 2001. Also included in noninterest income during 2002 was a $7.9 million refund in 2002 for 1998 FHLB prepayment fees refunded by the FHLB of San Francisco.

General and Administrative Expenses

     General and administrative expenses (G&A) were $721 million, $601 million, and $514 million for the years ended 2003, 2002, and 2001, respectively. Expenses increased in 2003 and 2002 because of the large increase in activity on both the loan and savings sides of the business as well as the continued investment in resources to support future expansion of the Company.

     General and administrative expenses as a percentage of average assets was ..98% for the year ended December 31, 2003 compared with .96% and .90% for the years ended December 31, 2002 and 2001, respectively. G&A as a percentage of net interest income plus noninterest income (the "efficiency ratio") amounted to 28.57% for the year ended December 31, 2003 compared with 27.63% and 27.50% for the years ended December 31, 2002 and 2001, respectively.

Taxes on Income

     Golden West utilizes the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings decreased slightly in 2003 as compared to 2002 and decreased slightly in 2002 compared with 2001. Included in taxes on income for 2003 was nonrecurring tax benefits of $6.6 million resulting from the closure of an audit and other issues. Included in taxes on income for 2002 was a nonrecurring after-tax benefit of $2.7 million due to a change in the California tax law regarding reserves for loan losses.

Liquidity and Capital Resources

     WSB's  principal  sources  of funds  are cash  flows  generated  from  loan repayments; borrowings from the FHLB of San Francisco; deposits; debt collateralized by mortgages, MBS, or securities; sales of loans; short-term bank notes; earnings; borrowings from its parent; and borrowings from its WTX subsidiary. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs.

     WTX's principal sources of funds are cash flows generated from borrowings from the FHLB Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or MBS; and borrowings from affiliates.

     The principal sources of funds for WSB's parent, Golden West, are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses.

Common Stock

     The quarterly price ranges, based on the daily closing price, for the Company's common stock during 2003 and 2002 were as follows:

                                    TABLE 63

                            Common Stock Price Range
                                   2002 - 2003

                              2003                            2002
                      ----------------------      -----------------------------
First Quarter         $69.67   -    $  75.56      $58.04    -    $65.80
Second Quarter        $72.07   -    $  85.05      $63.17    -    $70.25
Third Quarter         $80.58   -    $  90.36      $58.15    -    $68.95
Fourth Quarter        $91.95   -    $103.45       $57.91    -    $72.98


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           See "Asset/Liability Management" on pages 47 through 50 in Item 7.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index included on page 76 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

ITEM 9A.    CONTROLS AND PROCEDURES

     The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2003.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning the directors and executive officers of the Registrant, see pages 2 through 4, 10, and 11 of the Registrant's Proxy Statement dated March 12, 2004, which are incorporated herein by reference, and page 37 of Item 1 herein.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth in Registrant's Proxy Statement dated March 12, 2004, on pages 8 through 10 and 13 through 15 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 403 of Regulation S-K is set forth on pages 2 through 4, 10 and 11 of Registrant's Proxy Statement dated March 12, 2004, and is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Indebtedness of Management" on page 14 of the Registrant's Proxy Statement dated March 12, 2004, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 9(e) of Schedule 14A is set forth on page 16 of Registrant's Proxy Statement dated March 12, 2004, and is incorporated herein by reference.

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

10(a)1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 1, 2001, is incorporated by reference to Exhibit 10 (a) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 2002.

10(b)Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company's 2002 Annual Meeting of Stockholders.

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

10(e)Deferred Compensation Agreement between the Company and Michael Roster, is incorporated by reference to Exhibit 10 (e) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 2002.

10(f)Operating lease on Company  headquarters  building,  1901 Harrison  Street,
     Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

10(g)Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10 (g) to the Company's Annual Report on Form 10-K (File No. 1-4269) for the year ended December 31, 2002.

     (3) Index to Exhibits (continued)

     Exhibit No.     Description

21   (a) Subsidiaries of the Registrant.

23   (a) Independent Auditors' Consent.

31.1 Section 302 Certification of Principal Executive Officer.

31.2 Section 302 Certification of Principal Executive Officer.

31.3 Section 302 Certification of Principal Financial Officer.

32 Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

     The Registrant filed one current report on Form 8-K with the Commission during the fourth quarter of 2003 and has since filed one more report on Form 8-K with the Commission:

     1. Report filed October 22, 2003. Item 7. Exhibits. The report dated October 21, 2003 included the Golden West Third Quarter 2003 Earnings Press Release and the Golden West September 30, 2003 Thirteen Month Statistical Data Press Release.

     2. Report filed January 23, 2004. Item 7. Exhibits. The report dated January 22, 2004 included the Golden West Fourth Quarter 2003 Earnings Press Release and the Golden West December 31, 2003 Thirteen Month Statistical Data Press Release.

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

Dated:  March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Maryellen C. Herringer  3/12/04     /s/ Bernard A. Osher        3/12/04
--------------------------  -------     --------------------------  -------
Maryellen C. Herringer                  Bernard A. Osher
Director                                Director

/s/ Louis J. Galen          3/12/04     /s/ Kenneth T. Rosen        3/12/04
--------------------------  -------     --------------------------  -------
Louis J. Galen                          Kenneth T. Rosen
Director                                Director

/s/ Antonia Hernandez       3/12/04     /s/ Herbert M. Sandler      3/12/04
--------------------------  -------     --------------------------  -------
Antonia Hernandez                       Herbert M. Sandler
Director                                Director

/s/ Patricia A. King        3/12/04     /s/ Marion O. Sandler       3/12/04
--------------------------  -------     --------------------------  -------
Patricia A. King                        Marion O. Sandler
Director                                Director

                                        /s/ Leslie Tang Schilling   3/12/04
                                        --------------------------  -------
                                        Leslie Tang Schilling
                                        Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report.................................................F-1

Golden West Financial Corporation and Subsidiaries:
     Consolidated Statement of Financial Condition as of
        December 31, 2003 and 2002...........................................F-2
     Consolidated Statement of Net Earnings for the years
        ended December 31, 2003, 2002, and 2001 .............................F-3
     Consolidated Statement of Stockholders' Equity for the
        years ended December 31, 2003, 2002, and 2001........................F-4
     Consolidated Statement of Cash Flows for the years
        ended December 31, 2003, 2002, and 2001.........................F-5, F-6
     Notes to Consolidated Financial Statements..............................F-7


     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                                                                   EXHIBIT 21(a)


SUBSIDIARIES OF REGISTRANT:

WORLD SAVINGS BANK, FSB
Federal Savings Bank, Chartered January 20, 1995
California Corporation, Incorporated October 26, 1912

WORLD SAVINGS BANK, FSB (TEXAS)
Federal Savings Bank, Chartered December 1, 2000
Texas State Savings Bank, Incorporated January 12, 1995

ATLAS ADVISERS, INC.
California Corporation, Incorporated May 6, 1987

ATLAS SECURITIES, INC.
California Corporation, Incorporated May 6, 1987

                                                                   EXHIBIT 23(a)




INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement No. 33-14833 on Form S-8 and Registration Statement No. 333-41278 on Form S-3 of our report dated January 30, 2004 appearing in this Annual Report on Form 10-K of Golden West Financial Corporation for the year ended December 31, 2003.



/s/ Deloitte & Touche LLP
Oakland, California
March 12, 2004

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

4)   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting; and

5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls over financial reporting.

March 12, 2004                             /s/ Herbert M. Sandler
-----------------------                    -------------------------------------
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

4)   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting; and

5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls over financial reporting.

March 12, 2004                             /s/ Marion O. Sandler
-----------------------                    -------------------------------------
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

4)   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c) disclosed in this annual report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting; and

5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls over financial reporting.

March 12, 2004                             /s/ Russell W. Kettell
-----------------------                    -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                                   EXHIBIT 32

                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS AND
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Form 10-K of Golden West Financial Corporation for the annual period ended December 31, 2003, each of the undersigned, hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) such Form 10-K of Golden West Financial Corporation for the annual period ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in such Form 10-K of Golden West Financial Corporation for the annual period ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Golden West Financial Corporation.





March 12, 2004                             /s/ Herbert M. Sandler
-----------------------                    -------------------------------------
Date                                       Herbert M. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation




March 12, 2004                             /s/ Marion O. Sandler
-----------------------                    -------------------------------------
Date                                       Marion O. Sandler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           Golden West Financial Corporation




March 12, 2004                             /s/ Russell W. Kettell
-----------------------                    -------------------------------------
Date                                       Russell W. Kettell
                                           President and Chief Financial Officer
                                           Golden West Financial Corporation

                                                    Independent Auditors' Report



Board of Directors and Stockholders
Golden West Financial Corporation
Oakland, California

     We have audited the accompanying consolidated statements of financial condition of Golden West Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments, effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133.




Oakland, California
January 30, 2004

                                              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                               (Dollars in thousands except per share figures)


                                                       ASSETS

                                                                                                 December 31
                                                                                     -------------------------------------
                                                                                           2003                2002
                                                                                     -----------------    ----------------
Cash                                                                                       $  260,823          $  318,914
Securities available for sale at fair value
  (cost of $1,556,827 and $596,282)                                                         1,879,443             922,177
Purchased mortgage-backed securities available for sale at
  fair value (cost of $21,980 and $34,404)                                                     22,071              34,543
Purchased mortgage-backed securities held to maturity at cost
  (fair value of $441,750 and $170,173)                                                       433,319             161,846
Mortgage-backed securities with recourse held to maturity at cost
  (fair value of $3,673,690 and  $6,007,230)                                                3,650,048           5,871,069

Loans Receivable:
  Loans held for sale                                                                         124,917             381,232
  Loans held for investment less allowance for loan losses of
    $289,937 and $281,097                                                                  74,080,661          58,562,084
                                                                                     -----------------    ----------------
      Total Loans Receivable                                                               74,205,578          58,943,316

Interest earned but uncollected                                                               183,761             183,130
Investment in capital stock of Federal Home Loan Banks,
  at cost which approximates fair value                                                     1,152,339           1,072,817
Foreclosed real estate                                                                         13,904              11,244
Premises and equipment, net                                                                   360,327             351,942
Other assets                                                                                  388,277             534,830
                                                                                     -----------------    ----------------
                                                                                          $82,549,890         $68,405,828
                                                                                     =================    ================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  December 31
                                                                                      -------------------------------------
                                                                                           2003                 2002
                                                                                      ----------------    -----------------
Deposits                                                                                  $46,726,965          $41,038,797
Advances from Federal Home Loan Banks                                                      22,000,234           18,635,099
Securities sold under agreements to repurchase                                              3,021,385              522,299
Bank notes                                                                                  3,015,854            1,209,925
Senior debt                                                                                   991,257              989,690
Subordinated notes                                                                                -0-              199,867
Taxes on income                                                                               561,406              489,252
Other liabilities                                                                             285,521              295,649
                                                                                      ----------------    -----------------
                                                                                           76,602,622           63,380,578

Stockholders' equity:
  Preferred stock, par value $1.00:
    Authorized 20,000,000 shares
    Issued and outstanding, none
  Common stock, par value $.10:
    Authorized 200,000,000 shares
    Issued and outstanding, 152,119,108 and 153,521,103 shares                                 15,212               15,352
  Additional paid-in capital                                                                  220,923              198,162
  Retained earnings                                                                         5,513,434            4,612,529
                                                                                      ----------------    -----------------
                                                                                            5,749,569            4,826,043
  Accumulated other comprehensive income from unrealized gains
     on securities, net of income tax of $125,008 and $126,827                                197,699              199,207
                                                                                      ----------------    -----------------
          Total Stockholders' Equity                                                        5,947,268            5,025,250
                                                                                      ----------------    -----------------
                                                                                          $82,549,890          $68,405,828
                                                                                      ================    =================

                                               See notes to consolidated financial statements.

                                              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENT OF NET EARNINGS
                                               (Dollars in thousands except per share figures)

                                                                                              Year Ended December 31
                                                                                --------------------------------------------------
                                                                                     2003              2002              2001
                                                                                ---------------   ---------------   --------------
         Interest Income:
           Interest on loans                                                       $ 3,178,087      $  2,893,299      $  2,740,101
           Interest on mortgage-backed securities                                      261,712           490,523         1,276,648
           Interest and dividends on investments                                        88,545           113,212           192,863
                                                                                ---------------   ---------------   --------------
                                                                                     3,528,344         3,497,034         4,209,612
         Interest Expense:
           Interest on deposits                                                        938,123         1,079,937         1,522,328
           Interest on advances                                                        269,793           379,613           879,842
           Interest on repurchase agreements                                             9,048             1,826            42,113
           Interest on other borrowings                                                102,996           105,364           133,997
                                                                                ---------------   ---------------   --------------
                                                                                     1,319,960         1,566,740         2,578,280
                                                                                ---------------   ---------------   --------------
             Net Interest Income                                                     2,208,384         1,930,294         1,631,332
         Provision for loan losses                                                      11,864            21,170            22,265
                                                                                ---------------   ---------------   --------------
             Net Interest Income after Provision for Loan Losses                     2,196,520         1,909,124         1,609,067

         Noninterest Income:
           Fees                                                                        163,306           139,416           150,675
           Gain on the sale of securities, MBS, and loans                               72,274            45,143            42,513
           Change in fair value of derivatives                                          10,890             7,610            (9,738)
           Other                                                                        66,860            54,831            53,289
                                                                                ---------------   ---------------   --------------
                                                                                       313,330           247,000           236,739
         Noninterest Expense:
           General and administrative:
             Personnel                                                                 453,476           378,099           315,984
             Occupancy                                                                  76,649            69,559            64,747
             Technology and telecommunications                                          78,701            66,318            52,621
             Deposit insurance                                                           6,683             6,062             5,712
             Advertising                                                                22,516            16,528            15,012
             Other                                                                      82,490            64,928            59,726
                                                                                ---------------   ---------------   --------------
                                                                                       720,515           601,494           513,802

         Earnings before Taxes on Income and
           Cumulative Effect of Accounting Change                                    1,789,335         1,554,630         1,332,004
         Taxes on Income                                                               683,236           596,351           513,181
                                                                                ---------------   ---------------   --------------
         Earnings before Cumulative Effect of Accounting Change                      1,106,099           958,279           818,823
         Cumulative Effect of Accounting Change, Net of Tax                                -0-               -0-            (6,018)
                                                                                ---------------   ---------------   --------------
         Net Earnings                                                            $   1,106,099        $ 958,279         $ 812,805
                                                                                ===============   ===============   ==============

         Basic Earnings Per Share before
           Cumulative Effect of Accounting Change                                     $   7.25          $   6.20          $   5.18
         Cumulative Effect of Accounting Change, Net of Tax                                .00               .00              (.04)
                                                                                ---------------   ---------------   --------------
         Basic Earnings Per Share                                                     $   7.25          $   6.20          $   5.14
                                                                                ===============   ===============   ==============

         Diluted Earnings Per Share before
           Cumulative Effect of Accounting Change                                     $   7.14          $   6.12          $   5.11
         Cumulative Effect of Accounting Change, Net of Tax                                .00               .00              (.04)
                                                                                ---------------   ---------------   ---------------
         Diluted Earnings Per Share                                                   $   7.14          $   6.12          $   5.07
                                                                                ===============   ===============   ===============


                                               See notes to consolidated financial statements.

                                              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Dollars in thousands except per share figures)


                                                                                                    Accumulated
                                                                       Additional                      Other              Total
                                              Number of      Common      Paid-in     Retained      Comprehensive      Stockholders'
                                               Shares        Stock       Capital     Earnings         Income             Equity
                                            -------------- ----------- ------------ ------------ ------------------  ---------------
Balance at January 1, 2001                  158,410,137    $  15,841     $151,458  $  3,287,325      $    232,663       $ 3,687,287
  Net earnings                                                   -0-          -0-       812,805               -0-           812,805
  Change in unrealized gains on
    securities available for sale                                -0-          -0-           -0-           (11,246)          (11,246)
  Reclassification adjustment for
    gains included in income                                     -0-          -0-           -0-               (38)              (38)
                                                                                                                     ---------------
  Comprehensive income                                                                                                      801,521
Common stock issued upon exercise
  of stock options, including tax benefits      797,090           80       22,042           -0-               -0-            22,122
Purchase and retirement of shares
  of Company stock                           (3,675,450)        (368)         -0-      (185,276)              -0-          (185,644)
Cash dividends on common stock
  ($.26 per share)                                               -0-          -0-       (41,096)              -0-           (41,096)
                                            -------------- ----------- ------------ ------------ ------------------  ---------------
Balance at December 31, 2001                155,531,777       15,553      173,500     3,873,758           221,379         4,284,190

  Net earnings                                                   -0-          -0-       958,279               -0-           958,279
  Change in unrealized gains on
    securities available for sale                                -0-          -0-           -0-           (21,425)          (21,425)
  Reclassification adjustment for
    gains included in income                                     -0-          -0-           -0-              (747)             (747)
                                                                                                                    ----------------
  Comprehensive income                                                                                                      936,107
Common stock issued upon exercise
  of stock options, including tax benefits      730,986           73       24,662           -0-               -0-            24,735
Purchase and retirement of shares
  of Company stock                           (2,741,660)        (274)         -0-      (172,762)              -0-          (173,036)
Cash dividends on common stock
  ($.3025 per share)                                             -0-          -0-       (46,746)              -0-           (46,746)
                                            -------------- ----------- ------------ ------------ ------------------  ---------------
Balance at December 31, 2002                153,521,103       15,352      198,162     4,612,529           199,207         5,025,250

  Net earnings                                                   -0-          -0-     1,106,099               -0-         1,106,099
  Change in unrealized gains on
    securities available for sale                                -0-          -0-           -0-            (1,501)           (1,501)
  Reclassification adjustment for
    gains included in income                                     -0-          -0-           -0-                (7)               (7)
                                                                                                                    ----------------
  Comprehensive income                                                                                                     1,104,591
Common stock issued upon exercise
   of   stock   options,    including   tax     554,375           55       22,761           -0-               -0-            22,816
benefits
Purchase and retirement of shares
  of Company stock                            (1,956,370)       (195)         -0-      (151,035)              -0-          (151,230)
Cash dividends on common stock
  ($.355 per share)                                              -0-          -0-       (54,159)              -0-           (54,159)
                                            ------------- ----------- ------------ ------------ ------------------  ----------------
Balance at December 31, 2003                 152,119,108   $  15,212     $220,923  $ 5,513,434       $    197,699       $ 5,947,268
                                            ============= =========== ============ ============ ==================  ================


                                               See notes to consolidated financial statements.

                                              GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (Dollars in thousands)


                                                                                             Year Ended December 31
                                                                              ------------------------------------------------------
                                                                                   2003               2002                2001
                                                                              ---------------    ----------------    ---------------
Cash Flows from Operating Activities:
  Net earnings                                                                   $ 1,106,099          $  958,279         $  812,805
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                         11,864              21,170             22,265
    Amortization of net loan costs                                                   100,579              59,171             23,288
    Depreciation and amortization                                                     42,379              37,869             33,538
    Loans originated for sale                                                     (2,003,352)         (1,799,589)        (2,327,382)
    Sales of loans                                                                 3,217,876           2,429,131          2,919,066
    Decrease (increase) in interest earned but uncollected                            (2,114)             73,115             14,257
    Federal Home Loan Bank stock dividends                                           (40,854)            (51,462)           (55,301)
    Increase (decrease) in other assets                                              146,553            (281,973)           (51,409)
    Decrease in other liabilities                                                    (10,128)            (17,125)           (31,806)
    Increase in taxes on income                                                       73,973              47,342             33,071
    Other, net                                                                        13,787              37,038             15,798
                                                                              ---------------    ----------------    ---------------
      Net cash provided by operating activities                                    2,656,662           1,512,966          1,408,190

Cash Flows from Investing Activities:
  New loan activity:
    New real estate loans originated for investment portfolio                    (33,981,369)        (24,883,301)       (18,435,855)
    Real estate loans purchased                                                       (2,115)                -0-                -0-
    Other, net                                                                      (378,367)           (975,197)          (570,593)
                                                                              ---------------    ----------------    ---------------
                                                                                 (34,361,851)        (25,858,498)       (19,006,448)

  Real estate loan principal payments:
    Monthly payments                                                               1,382,599           1,133,269            601,623
    Payoffs, net of foreclosures                                                  16,652,204          11,208,645          8,582,589
                                                                              ---------------    ----------------    ---------------
                                                                                  18,034,803          12,341,914          9,184,212
  Purchases of mortgage-backed securities available for sale                             -0-                 -0-           (199,314)
  Sales of mortgage-backed securities available for sale                                 -0-             176,063              4,642
  Purchases of mortgage-backed securities held to maturity                          (366,509)                -0-                -0-
  Repayments of mortgage-backed securities                                         2,007,746           3,208,823          6,386,071
  Proceeds from sales of foreclosed real estate                                       54,231              49,433             35,166
  Increase in securities available for sale                                         (957,753)           (331,159)          (243,761)
  Decrease in other investments                                                          -0-                 -0-            368,555
  Purchases of Federal Home Loan Bank stock                                          (37,185)                -0-            (88,030)
  Redemptions of Federal Home Loan Bank stock                                            -0-              83,773            111,807
  Additions to premises and equipment                                                (53,892)            (62,804)           (54,884)
                                                                              ---------------    ----------------    ---------------
    Net cash used in investing activities                                        (15,680,410)        (10,392,455)        (3,501,984)



                                               See notes to consolidated financial statements.

                                                                                              Year Ended December 31
                                                                                ---------------------------------------------------
                                                                                     2003              2002              2001
                                                                                ---------------   ---------------   ---------------
Cash Flows from Financing Activities:
    Net increase in deposits                                                       $ 5,688,168       $ 6,566,212       $ 4,424,666
    Additions to Federal Home Loan Bank advances                                    10,240,000         6,063,051         2,945,500
    Repayments of Federal Home Loan Bank advances                                   (6,874,865)       (5,465,461)       (4,639,788)
    Proceeds from agreements to repurchase securities                                4,504,306         1,412,593         5,410,609
    Repayments of agreements to repurchase securities                               (2,005,220)       (1,113,817)       (6,044,360)
    Increase in bank notes                                                           1,805,929         1,209,925               -0-
    Net proceeds from senior debt                                                          -0-           790,708           198,060
    Repayments of subordinated notes                                                  (200,000)         (400,000)              -0-
    Dividends on common stock                                                          (54,159)          (46,746)          (41,096)
    Exercise of stock options                                                           12,728            15,915            14,476
    Purchase and retirement of Company stock                                          (151,230)         (173,036)         (185,644)
                                                                                ---------------   ---------------   ---------------
      Net cash provided by financing activities                                     12,965,657         8,859,344         2,082,423
                                                                                ---------------   ---------------   ---------------
Net Decrease in Cash                                                                   (58,091)          (20,145)          (11,371)
Cash at beginning of period                                                            318,914           339,059           350,430
                                                                                ---------------   ---------------   ---------------
Cash at end of period                                                               $  260,823        $  318,914        $  339,059
                                                                                ===============   ===============   ===============

Supplemental cash flow information:
  Cash paid for:
    Interest                                                                       $ 1,328,673       $ 1,580,156       $ 2,671,740
    Income taxes                                                                       599,367           544,598           469,970
  Cash received for interest and dividends                                           3,527,713         3,569,504         4,230,318
  Noncash investing activities:
    Loans receivable and loans underlying mortgage-backed
       securities converted from adjustable rate to fixed rate                       1,227,486           596,213           794,308
    Loans transferred to foreclosed real estate                                         57,008            47,305            34,792
    Loans securitized into mortgage-backed securities with
       recourse held to maturity                                                           -0-               -0-         2,995,949
    Loans securitized into mortgage-backed securities with
       recourse recorded as loans receivable                                        13,663,049        18,892,282         6,011,873
    Mortgage-backed securities held to maturity desecuritized
       into adjustable rate loans and recorded as loans
       receivable                                                                          -0-         4,147,670               -0-
    Transfer of loans held for investment to (from) loans held for sale               (144,323)           24,938           182,239



                                               See notes to consolidated financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  A - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its wholly owned subsidiaries (the Company or Golden West). Intercompany accounts and transactions have been eliminated. World Savings Bank, FSB (WSB), is a federally chartered savings bank and the Company's principal operating subsidiary with $81.9 billion in assets at December 31, 2003. WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank and had $9.8 billion of assets at December 31, 2003. Both WSB and WTX are regulated by the Office of Thrift Supervision (OTS).

     Certain reclassifications have been made to prior year financial statements to conform to current year presentation. Specifically, "Loans in process" was reclassified on the Consolidated Statement of Financial Condition from "Other assets" to "Loans Receivable." Loans in process are funded, interest earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag. On the Consolidated Statement of Net Earnings, certain expenses were reclassified in the "Noninterest expense"
category   primarily  to  report  technology  and   telecommunication   expenses
separately.

Nature of Operations

     Golden West Financial Corporation, through its financial institution subsidiaries, operates 271 savings branches in nine states and 302 loan offices in 38 states, of which 94 loan offices are located in savings branches. The Company's primary source of revenue is interest from loans on residential real estate and mortgage-backed securities.

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

Securities Available for Sale

     The Company classifies its investment securities as available for sale. The Company has no trading securities. Securities available for sale are reported at fair value. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in accumulated other comprehensive income and as a separate component of stockholders' equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                     (Dollars in thousands except per share)

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

Securitized Loans

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), securities resulting from real estate loan securitizations formed after March 31, 2001 are included in Loans Receivable, and are not considered investments subject to SFAS. 115, "Accounting for Certain Investments in Debt and Equity Securities," classification.

Loans Receivable

     The Company's real estate loan portfolio consists primarily of long-term loans collateralized by first deeds of trust on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans collateralized by savings accounts.

     The adjustable rate mortgage (ARM) is the Company's primary real estate loan. Most of the Company's ARMs carry an interest rate that changes monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases. Negative amortization may occur during periods when payment increases are limited. A small portion of the Company's ARMs is originated with a fixed rate for an initial period, primarily 12-36 months.

     The Company originates certain loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or market. The fair value of loans held for sale is primarily based on observable market prices.

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

     Certain direct loan origination costs, net of loan origination fees, are deferred and amortized as an interest income yield adjustment over the life of the related loans using the interest method. Loan origination fees, net of certain direct loan origination costs, on loans originated for sale are deferred until the loans are sold and recognized at the time of sale.

     "Fees," which include fees for prepayment of loans, income for servicing loans, late charges for delinquent payments, fees from deposit accounts, and miscellaneous fees, are recorded when collected.

     Nonperforming assets consist of loans 90 days or more delinquent, with balances not reduced for loan loss reserves, and foreclosed real estate. For loans past due 90 days or more, all interest earned but uncollected is fully reserved. Interest income on nonaccrual loans is only recognized as cash is received and these cash receipts are applied in accordance with the loan's amortization schedule.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

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

Mortgage Servicing Rights

     The Company recognizes as assets the rights to service mortgage loans for others. When the servicing rights are retained by the Company upon the sale of loans, these rights are then capitalized as an asset. The amount capitalized is based on the relative fair value of the servicing rights and the mortgage loan on the date the mortgage loan is sold. The balance of Capitalized Mortgage Servicing Rights (CMSRs) is included in "Other assets" in the Consolidated Statement of Financial Condition and is being amortized over the projected servicing period. The amortization of the CMSRs is included in "Fees" in the Consolidated Statement of Net Earnings.

     CMSRs are reviewed monthly for impairment based on fair value. A present value cash flow model is used to estimate the fair value that the CMSR could be sold for in the open market as of the valuation date. The Company's model estimates a fair value based on a variety of factors including documented observable data such as cost of servicing, loan prepayment rates, and market discount rates. Currently, the loans associated with the Company's CMSRs portfolio are single-family, fixed-rate loans. For the purposes of the fair value calculation, the loans are stratified by year of origination, original term to maturity, and weighted average interest rate. The other key assumptions used in calculating the fair value of CMSRs at December 31, 2003 were a weighted average repayment rate of 20.3%, a discount rate of 10%, and the market rate of the annual cost of servicing of 7.7 basis points. The estimated fair value of CMSRs as of December 31, 2003 and 2002 was $95,139 and $73,082, respectively. At December 31, 2003 and 2002, there was no impairment.

Premises and Equipment

     Buildings, leasehold improvements, and equipment are carried at amortized cost. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

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

     As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2003, the most recent notification from the OTS categorized WSB and WTX as "well-capitalized" under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

     At December 31, 2003 and 2002, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA's capital standards:

                                                                   December 31, 2003
                                -----------------------------------------------------------------------------------------
                                                                                                    WELL-CAPITALIZED
                                                                    MINIMUM CAPITAL                      CAPITAL
                                        ACTUAL                        REQUIREMENTS                    REQUIREMENTS
                                ------------------------         -----------------------         ------------------------
                                  Capital        Ratio             Capital       Ratio             Capital        Ratio
                                -------------    -------         ------------    -------         -------------   --------
WSB
Tangible                         $ 6,085,283       7.45%         $ 1,225,819       1.50%             ---           ---
Tier 1 (core or leverage)          6,085,283       7.45            3,268,850       4.00           $ 4,086,062       5.00%
Tier 1 risk-based                  6,085,283      13.52              ---          ---               2,701,449       6.00
Total risk-based                   6,374,182      14.16            3,601,932       8.00             4,502,415      10.00

WTX
Tangible                           $ 504,735       5.16%           $ 146,846       1.50%             ---           ---
Tier 1 (core or leverage)            504,735       5.16              391,591       4.00             $ 489,488       5.00%
Tier 1 risk-based                    504,735      22.85              ---          ---                 132,557       6.00
Total risk-based                     505,530      22.88              176,743       8.00               220,929      10.00



                                                                   December 31, 2002
                                -----------------------------------------------------------------------------------------
                                                                                                    WELL-CAPITALIZED
                                                                    MINIMUM CAPITAL                      CAPITAL
                                        ACTUAL                        REQUIREMENTS                    REQUIREMENTS
                                ------------------------         -----------------------         ------------------------
                                  Capital        Ratio             Capital       Ratio             Capital        Ratio
                                -------------    -------         ------------    -------         -------------   --------
WSB
Tangible                         $ 5,152,335       7.61%         $ 1,015,695       1.50%             ---           ---
Tier 1 (core or leverage)          5,152,335       7.61            2,708,520       4.00           $ 3,385,650       5.00%
Tier 1 risk-based                  5,152,335      13.52              ---          ---               2,286,060       6.00
Total risk-based                   5,431,860      14.26            3,048,080       8.00             3,810,101      10.00

WTX
Tangible                           $ 413,885       5.23%           $ 118,752       1.50%             ---           ---
Tier 1 (core or leverage)            413,885       5.23              316,673       4.00             $ 395,841       5.00%
Tier 1 risk-based                    413,885      24.05              ---          ---                 103,277       6.00
Total risk-based                     414,277      24.07              137,702       8.00               172,128      10.00

Retained Earnings

     The payments of capital distributions by WSB and WTX to their parent are governed by OTS regulations. WSB and WTX must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year's net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB or WTX to no longer be adequately capitalized, require specific OTS approval.

     At December 31, 2003, $3.9 billion of WSB's retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes. The Company is not subject to the same tax and reporting restrictions as are WSB and WTX.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

Stock Based Compensation

     The Company has a stock-based employee compensation plan, which is described more fully in Note R. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                Year Ended December 31
                                                                   --------------------------------------------------
                                                                       2003              2002              2001
                                                                   --------------    --------------    --------------
          Net income, as reported                                    $ 1,106,099         $ 958,279         $ 812,805
          Deduct:  Total stock based employee
            compensation expense determined under
            fair value based method for all awards, net
            of related tax effects                                        (8,162)           (3,464)           (4,808)
                                                                   --------------    --------------    --------------
          Pro forma net income                                       $ 1,097,937         $ 954,815         $ 807,997
                                                                   ==============    ==============    ==============

          Basic earning per share
            As reported                                                 $   7.25          $   6.20          $   5.14
            Pro forma                                                       7.20              6.18              5.11
          Diluted earning per share
            As reported                                                 $   7.14          $   6.12          $   5.07
            Pro forma                                                       7.10              6.09              5.04



New Accounting Pronouncements


     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003, did not have a significant impact on the Company's financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. In December 2003, the FASB revised FIN 46. The adoption of FIN 46 on July 1, 2003 and the adoption of FIN 46 (R)had no impact on the Company's financial statements.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  B - Securities Available for Sale

     The following is a summary of securities available for sale:

                                                                                           December 31, 2003
                                                                    ----------------------------------------------------------------
                                                                     Amortized        Unrealized      Unrealized          Fair
                                                                        Cost            Gains           Losses           Value
                                                                    -------------    -------------   -------------   ---------------
Federal funds                                                          $ 941,267          $   -0-         $   -0-         $ 941,267
Short-term  repurchase agreements collateralized by MBS                  300,000              -0-             -0-           300,000
Eurodollar time deposits                                                 298,238              -0-             -0-           298,238
Equity securities                                                          5,530          322,228             -0-           327,758
Other                                                                     11,792              453              65            12,180
                                                                    -------------    -------------   -------------   ---------------
                                                                      $1,556,827        $ 322,681         $    65       $ 1,879,443
                                                                    =============    =============   =============   ===============

                                                                                           December 31, 2002
                                                                    ----------------------------------------------------------------
                                                                     Amortized        Unrealized      Unrealized          Fair
                                                                        Cost            Gains           Losses           Value
                                                                    -------------    -------------   -------------   ---------------
Eurodollar time deposits                                               $ 225,000          $   -0-         $   -0-         $ 225,000
Commercial paper                                                         199,993              -0-               7           199,986
Federal funds                                                            153,838              -0-             -0-           153,838
Equity securities                                                          5,530          326,331             -0-           331,861
Other                                                                     11,921                4             433            11,492
                                                                    -------------    -------------   -------------   ---------------
                                                                       $ 596,282        $ 326,335         $   440         $ 922,177
                                                                    =============    =============   =============   ===============


     The weighted average portfolio yields on securities available for sale were ..93% and 1.94% (based on cost) at December 31, 2003 and 2002, respectively. Effective January 1, 2003, equity securities are excluded from the weighted average portfolio yield calculation. For 2002, the weighted average portfolio yield calculation would have been 1.10% excluding equity securities.

     There have been no securities available for sale that have been in a continuous unrealized loss position for more than 12 months and all unrealized losses have been determined to be temporary. Principal proceeds from the sales of securities from the securities available for sale portfolio were $1,479
(2003),  $1,396  (2002),  and $0 (2001) and resulted in realized  gains of $21
(2003),  $32 (2002),  and $0 (2001) and no realized  losses in 2003,  2002, or
2001.

     At December 31, 2003, the securities available for sale had maturities as follows:

                                             Amortized              Fair
Maturity                                       Cost                 Value
---------------------------------------    --------------       --------------
No maturity                                    $  15,285            $ 337,918
2004                                           1,541,264            1,541,265
2005 through 2008                                    217                  204
2009 through 2013                                    -0-                  -0-
2014 and thereafter                                   61                   56
                                           --------------       --------------
                                             $ 1,556,827          $ 1,879,443
                                           ==============       ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  C - Purchased Mortgage-Backed Securities Available for Sale

     Purchased mortgage-backed securities available for sale are summarized as follows:

                                                                       December 31, 2003
                                             -----------------------------------------------------------------------
                                                Amortized         Unrealized        Unrealized            Fair
                                                  Cost              Gains             Losses             Value
                                             ----------------   ---------------   ----------------   ---------------
        Fannie Mae                                 $  10,841          $     94            $     3         $  10,932
        Ginnie Mae                                     5,700               -0-                -0-             5,700
        Freddie Mac                                    5,439               -0-                -0-             5,439
                                             ----------------   ---------------   ----------------   ---------------
                                                   $  21,980          $     94            $     3         $  22,071
                                             ================   ===============   ================   ===============

                                                                       December 31, 2002
                                             -----------------------------------------------------------------------
                                                Amortized         Unrealized        Unrealized            Fair
                                                  Cost              Gains             Losses             Value
                                             ----------------   ---------------   ----------------   ---------------
        Fannie Mae                                 $  16,953          $    148            $     5         $  17,096
        Freddie Mac                                    8,955               -0-                  4             8,951
        Ginnie Mae                                     8,496               -0-                -0-             8,496
                                             ----------------   ---------------   ----------------   ---------------
                                                   $  34,404          $    148            $     9         $  34,543
                                             ================   ===============   ================   ===============


     The weighted average portfolio yields on mortgage-backed securities available for sale were 8.54% at December 31, 2003 and 2002. There have been no MBS available for sale that have been in a continuous unrealized loss position for more than 12 months and all unrealized losses have been determined to be temporary. There were no sales of securities from the mortgage-back securities available for sale portfolio in 2003. In 2002, the Company sold $176 million of purchased mortgage-backed securities available for sale and realized a gain of $3 million.

     At December 31, 2003, purchased mortgage-backed securities available for sale had contractual maturities as follows:

                                               Amortized              Fair
Maturity                                         Cost                Value
---------------------------------------    -----------------    ----------------
2004 through 2008                                  $    271            $    272
2009 through 2013                                     1,834               1,842
2014 and thereafter                                  19,875              19,957
                                          -----------------    ----------------
                                                 $   21,980          $   22,071
                                          =================    ================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  D - Mortgage-Backed Securities Held to Maturity

     Mortgage-backed securities held to maturity are summarized as follows:

                                                                                    December 31, 2003
                                                          -----------------------------------------------------------------------
                                                            Amortized         Unrealized         Unrealized           Fair
                                                               Cost              Gains             Losses             Value
                                                          ---------------   ----------------   ---------------   ----------------
        Purchased MBS held to maturity
        -----------------------------------------------
        Fannie Mae                                            $  399,883          $   8,191          $    119         $  407,955
        Freddie Mac                                               26,546                359               -0-             26,905
        Ginnie Mae                                                 6,890                -0-               -0-              6,890
                                                          ---------------   ----------------   ---------------   ----------------
          Subtotal                                               433,319              8,550               119            441,750

        MBS with recourse held to maturity
        -----------------------------------------------
        REMICs                                                 3,650,048             23,659                17          3,673,690
                                                          ---------------   ----------------   ---------------   ----------------
          Total                                              $ 4,083,367          $  32,209          $    136        $ 4,115,440
                                                          ===============   ================   ===============   ================

                                                                                    December 31, 2002
                                                          -----------------------------------------------------------------------
                                                            Amortized         Unrealized         Unrealized           Fair
                                                               Cost              Gains             Losses             Value
                                                          ---------------   ----------------   ---------------   ----------------
        Purchased MBS held to maturity
        -----------------------------------------------
        Fannie Mae                                            $  139,467          $   7,066          $    -0-         $  146,533
        Freddie Mac                                               10,876                623               -0-             11,499
        Ginnie Mae                                                11,503                638               -0-             12,141
                                                          ---------------   ----------------   ---------------   ----------------
          Subtotal                                               161,846              8,327               -0-            170,173

        MBS with recourse held to maturity
        -----------------------------------------------
        REMICs                                                 5,871,069            136,161               -0-          6,007,230
                                                          ---------------   ----------------   ---------------   ----------------
          Total                                              $ 6,032,915         $  144,488          $    -0-        $ 6,177,403
                                                          ===============   ================   ===============   ================


     The weighted average portfolio yields on mortgage-backed securities held to maturity were 5.00% and 5.62% at December 31, 2003 and 2002, respectively. There have been no MBS held to maturity that have been in a continuous unrealized loss position for more than 12 months and all unrealized losses have been determined to be temporary. There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2003, 2002, or 2001.

     During the first half of 2002, the Company desecuritized $4.1 billion of Fannie Mae MBS that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable.

     At December 31, 2003, MBS with an amortized cost of $1.9 billion were pledged to secure FHLB advances and securities sold under agreements to repurchase.

     At December 31, 2003, mortgage-backed securities held to maturity had contractual maturities as follows:


                                               Amortized              Fair
Maturity                                         Cost                Value
---------------------------------------    -----------------    ----------------
2004 through 2008                                  $     23            $     23
2009 through 2013                                        47                  48
2014 and thereafter                               4,083,297           4,115,369
                                           -----------------    ----------------
                                                $ 4,083,367         $ 4,115,440
                                           =================    ================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  E - Loans Receivable



                                                                               December 31
                                                               ---------------------------------------------
                                                                       2003                    2002
                                                               ---------------------   ---------------------
          Loans collateralized by:
            One- to four-family dwelling units                          $69,586,604             $54,934,357
            Over four-family dwelling units                               3,554,715               3,257,389
            Commercial property                                              18,598                  20,465
            Land                                                                -0-                     114
                                                               ---------------------   ---------------------
                                                                         73,159,917              58,212,325
          Loans on savings accounts                                          11,780                  13,240
                                                               ---------------------   ---------------------
                                                                         73,171,697              58,225,565

          Loans in process                                                  785,459                 674,417
          Net deferred costs                                                547,318                 331,985
          Allowance for loan losses                                        (289,937)               (281,097)
          Undisbursed loan funds                                             (8,959)                 (7,554)
                                                               ---------------------   ---------------------
                                                                       $ 74,205,578            $ 58,943,316
                                                               =====================   =====================


     As of December 31, 2003 and 2002, the Company had $1.9 billion and $1.2 billion, respectively, of second mortgages and Equity Lines of Credit (ELOC) balances outstanding.

     At December 31, 2003 and 2002, the Company had $125 million and $381 million, respectively, in loans held for sale, all of which were carried at the lower of cost or market. At December 31, 2003, the Company had $23.2 billion of loans that were securitized after March 31, 2001 that are securities classified as loans receivable in accordance with SFAS 140. The outstanding balances of securitizations created prior to April 1, 2001 are included in MBS.

     A summary of the changes in the allowance for loan losses is as follows:

                                                                                      Year Ended December 31
                                                                        ----------------------------------------------------
                                                                              2003             2002              2001
                                                                         ---------------   --------------    --------------
           Balance at January 1                                               $ 281,097        $ 261,013         $ 236,708
           Provision for loan losses charged to expense                          11,864           21,170            22,265
           Loans charged off                                                     (3,633)          (1,943)           (2,425)
           Recoveries                                                               609              857               351
           Net transfer of allowance from recourse liability                        -0-              -0-             4,114
                                                                         ---------------   --------------    --------------
           Balance at December 31                                             $ 289,937        $ 281,097         $ 261,013
                                                                         ===============   ==============    ==============

     The following is a summary of impaired loans:

                                                                                    December 31
                                                                         ----------------------------------
                                                                              2003              2002
                                                                         ---------------    --------------
           Nonperforming loans                                                $ 410,064         $ 413,123
           Troubled debt restructured                                             3,105               233
           Other impaired loans                                                   6,752             3,889
                                                                         ---------------    --------------
                                                                              $ 419,921         $ 417,245
                                                                         ===============    ==============


     The portion of the allowance for loan losses that was specifically provided for impaired loans was $1,038 and $1,572 at December 31, 2003 and 2002, respectively. The average recorded investment in total impaired loans was $428,716 and $407,621 during 2003 and 2002, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2003, 2002, and 2001 on the total of impaired loans at each yearend $12,975 (2003), $14,874 (2002), and $17,056 (2001).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  F - Loan Servicing

     In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2003 and 2002, the outstanding balance of loans sold with servicing retained by the Company was $5.8 billion and $5.4 billion, respectively. Included in those amounts were $3.1 billion and $2.9 billion at December 31, 2003 and 2002 of loans sold with recourse.

     Capitalized mortgage servicing rights are included in "Other assets" on the Consolidated Statement of Financial Condition. The following is a summary of
CMSRs:

                                                            Year Ended December 31
                                                        --------------------------------
                                                             2003              2002
                                                         --------------    -------------
           Balance at January 1                               $ 69,448         $ 56,056
           New CMSRs from loan sales                            58,249           34,044
           Amortization of CMSRs                               (38,730)         (20,652)
                                                         --------------    -------------
           Balance at December 31                             $ 88,967         $ 69,448
                                                         ==============    =============

     The estimated amortization of the December 31, 2003 balance of CMSRs for the five years ending 2008 is $36.6 million (2004), $25.8 million (2005), $16.7 million (2006), $7.9 million (2007), and $2.0 million (2008). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

NOTE  G - Interest Earned But Uncollected

                                                                                      December 31
                                                                           -----------------------------------
                                                                                2003                2002
                                                                            -------------       --------------
           Loans receivable                                                    $ 164,028            $ 150,766
           Mortgage-backed securities                                             12,779               21,685
           Interest rate swaps                                                       -0-                2,252
           Other                                                                   6,954                8,427
                                                                            -------------       --------------
                                                                               $ 183,761            $ 183,130
                                                                            =============       ==============

NOTE  H - Premises and Equipment

                                                                                       December 31
                                                                            ----------------------------------
                                                                                2003                2002
                                                                            -------------      ---------------
          Land                                                                  $ 82,169             $ 81,592
          Building and leasehold improvements                                    269,071              256,019
          Furniture, fixtures, and equipment                                     297,799              278,973
                                                                            -------------      ---------------
                                                                                 649,039              616,584
          Accumulated depreciation and amortization                              288,712              264,642
                                                                            -------------      ---------------
                                                                               $ 360,327            $ 351,942
                                                                            =============      ===============


     The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2003, and which expire between 2004 and 2064, amounted to approximately $192,691. The approximate minimum payments during the five years ending 2008 are $28,180 (2004), $26,042 (2005), $23,212 (2006),
$19,851  (2007),  $12,790 (2008) and $82,616  thereafter.  Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $30,960 (2003), $28,480 (2002), and $26,381 (2001).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  I - Deposits


                                                                                         December 31
                                                              ------------------------------------------------------------------
                                                                           2003                              2002
                                                              -------------------------------   --------------------------------
                                                                 Rate            Amount            Rate*            Amount
                                                               ----------    ----------------    -----------    ----------------
           Deposits by rate:
             Interest-bearing checking accounts                     1.38%        $ 5,555,185           1.77%        $ 4,572,970
             Passbook accounts                                       .40             483,226            .75             456,158
             Money market deposit accounts                          1.74          29,709,791           2.50          22,060,104
             Term certificate accounts with original
               maturities of:
               4 weeks to 1 year                                    1.32           3,766,962           1.86           4,714,712
               1 to 2 years                                         1.32           2,331,194           2.52           4,197,261
               2 to 3 years                                         2.73           1,491,893           3.82           1,857,234
               3 to 4 years                                         3.78           1,317,212           4.48           1,286,011
               4 years and over                                     4.80           2,015,469           5.07           1,794,051
             Retail jumbo CDs                                       2.33              55,953           3.85             100,173
             All other                                              3.75                  80           4.88                 123
                                                                             ----------------                   ----------------
                                                                             $ 46,726,965                       $ 41,038,797
                                                                             ================                   ================

           * Weighted average interest rate including the impact of interest rate swaps.

                                                                                         December 31
                                                              ------------------------------------------------------------------
                                                                           2003                               2002
                                                               ------------------------------    -------------------------------
                                                                  Rate           Amount            Rate*            Amount
                                                               -----------   ----------------    ----------     ----------------
           Deposits by remaining maturity
             at yearend:
               No contractual maturity                               1.67%      $ 35,748,202          2.34%        $ 27,089,232
               Maturity within one year                              1.75          7,356,579          2.51           10,082,783
               After one but within two years                        3.51          1,674,614          3.51            1,495,316
               After two but within three years                      3.54            523,446          4.62              992,351
               After three but within four years                     4.71          1,129,647          4.75              255,646
               After four but within five years                      3.24            289,505          4.72            1,111,603
               Over five years                                       4.22              4,972          4.69               11,866
                                                                             ----------------                   ----------------
                                                                                $ 46,726,965                       $ 41,038,797
                                                                             ================                   ================

           * Weighted average interest rate including the impact of interest rate swaps.

     At December 31, the weighted average cost of deposits was 1.85% (2003) and 2.56% (2002).

     As of December 31, 2003, the aggregate amount outstanding of time certificates of deposit in amounts of $100,000 or more was $2.2 billion and the aggregate amount outstanding of transaction accounts in amounts of $100,000 or more was $18.4 billion.

     Interest expense on deposits is summarized as follows:

                                                                                 Year Ended December 31
                                                                   ---------------------------------------------------
                                                                       2003              2002               2001
                                                                   --------------    --------------    ---------------
          Interest-bearing checking accounts                           $  78,900         $  86,983         $  114,880
          Passbook accounts                                                2,859             3,855              5,917
          Money market deposit accounts                                  530,543           413,076            187,867
          Term certificate accounts                                      325,821           576,023          1,213,664
                                                                   --------------    --------------    ---------------
                                                                       $ 938,123       $ 1,079,937        $ 1,522,328
                                                                   ==============    ==============    ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  J - Advances from Federal Home Loan Banks

     Advances are borrowings secured by pledges of certain loans, MBS, and capital stock of the Federal Home Loan Banks with a total book value of $30,540,181 as of December 31, 2003.

     The Company's advances have maturities and interest rates as follows:

                                  December 31, 2003
           -----------------------------------------------------------------

                                                               Stated
           Maturity                          Amount             Rate
                                         ----------------   -------------
           2004                              $ 4,848,040            1.17%
           2005                                7,552,750            1.17
           2006                                5,589,602            1.22
           2007                                  535,793            1.49
           2008                                3,081,102            1.24
           2009 and thereafter                   392,947            5.81
                                         ----------------
                                            $ 22,000,234
                                         ================


                                  December 31, 2002
           -----------------------------------------------------------------

                                                               Stated
           Maturity                          Amount             Rate
                                         ----------------   -------------
           2003                              $ 6,839,285            1.55%
           2004                                3,446,622            1.61
           2005                                6,114,557            1.64
           2006                                1,935,539            1.69
           2007                                   31,875            6.23
           2008 and thereafter                   267,221            6.26
                                         ----------------
                                            $ 18,635,099
                                         ================


Financial data pertaining to advances from FHLBs were as follows:

                                                                           Year Ended December 31
                                                                   ---------------------------------------
                                                                        2003               2002
                                                                   ---------------    ----------------
          Weighted average interest rate, end of year                        1.28%               1.68%
          Weighted average interest rate during the year                     1.37%               2.06%
          Average balance of FHLB advances                            $19,621,477         $18,468,723
          Maximum outstanding at any monthend                          22,000,234          19,169,627


     Of the advances outstanding at December 31, 2003, $20.2 billion were tied to a LIBOR index and were scheduled to reprice within 90 days. At December 31, 2003, the Company had $2.5 billion of commitments outstanding to borrow advances from the FHLB of Dallas and these advances will be indexed to three-month LIBOR.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  K - Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase are collateralized by mortgage-backed securities with a book value of $3,112,307 and $527,318 at December 31, 2003 and 2002, respectively.

                                December 31, 2003
           ------------------------------------------------------------
                                                          Stated
           Maturity                        Amount          Rate
           -------------------------    --------------   ----------
           2004                           $ 1,871,385         1.12%
           2005                               650,000         1.17
           2006                               500,000         1.14
                                        --------------
                                          $ 3,021,385
                                        ==============


                                December 31, 2002
           ------------------------------------------------------------

                                                          Stated
           Maturity                        Amount          Rate
           -------------------------    -------------    ----------
           2003                             $522,299          1.31%
                                        =============


     At the end of 2003 and 2002, all of the agreements to repurchase with brokers/dealers were to reacquire the same securities.

NOTE L - Bank Notes

     WSB has a bank note program under which up to $5.0 billion of borrowings can be outstanding at any point in time. These unsecured bank notes have maturities of 270 days or less.

                                December 31, 2003
           ------------------------------------------------------------

                                                          Stated
           Maturity                       Amount           Rate
           -------------------------   --------------    ----------
           2004                          $ 3,015,854          1.12%
                                       ==============


                                December 31, 2002
           ------------------------------------------------------------

                                                          Stated
           Maturity                       Amount           Rate
           -------------------------   --------------    ----------
           2003                          $ 1,209,925          1.44%
                                       ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  M - Senior Debt

                                                           December 31
                                                  ------------------------------
                                                       2003              2002
                                                  ------------     -------------
Golden West Financial Corporation
senior debt, unsecured, due  from 2006
to 2012, at coupon rates of 4.125%
to 5.50%, net of unamortized discount
of $8,743 (2003) and $10,310 (2002)                $ 991,257           $989,690
                                                  ============     =============


     At December 31, the senior debt had a weighted average interest rate of 4.91% (2003) and 4.92% (2002). At December 31, 2003, senior debt had maturities and interest rates as follows:

                                              Stated
            Maturity                           Rate              Amount
            ---------------------------    --------------    ---------------
            2006                                    5.72%         $ 198,991
            2007                                    4.32            298,168
            2012                                    4.94            494,098
                                                             ---------------
                                                                  $ 991,257
                                                             ===============


NOTE  N - Subordinated Notes

                                                           December 31
                                                  ------------------------------
                                                       2003              2002
                                                  ------------     -------------
Golden West Financial Corporation
subordinated notes, unsecured, due
2003, at a coupon rate of 6.00%,
net of unamortized discount
of $133 (2002)                                     $   -0-         $ 199,867
                                                  ============     =============


     At December 31, 2002, subordinated notes had a weighted average interest rate of 6.09%.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)



NOTE  O - Taxes on Income

     The following is a comparative analysis of the provision for federal and state taxes on income.


                                                          Year Ended December 31
                                            ----------------------------------------------------
                                                2003               2002               2001
                                            --------------     --------------     --------------
          Federal income tax:
            Current                             $ 556,885          $ 479,732          $ 454,381
            Deferred                               44,349             43,611           (21,791)
          State tax:
            Current                                87,403             69,933             81,235
            Deferred                               (5,401)             3,075               (644)
                                            --------------     --------------     --------------
                                                $ 683,236          $ 596,351          $ 513,181
                                            ==============     ==============     ==============

     The amounts of net deferred liability included in taxes on income in the Consolidated Statement of Financial Condition are as follows:


                                                      December 31
                                            ---------------------------------
                                                2003               2002
                                            --------------     --------------
          Federal income tax                    $ 370,597          $ 318,328
          State tax                                56,399             63,214
                                            --------------     --------------
                                                $ 426,996          $ 381,542
                                            ==============     ==============


     The deferred tax liability results from changes in the amounts of temporary differences during the year. The components of the net deferred tax liability are as follows:

                                                                                 December 31
                                                                      ----------------------------------
                                                                           2003               2002
                                                                       --------------     --------------
           Deferred tax liabilities:
             Loan fees and interest income                                 $ 292,633          $ 255,563
             FHLB stock dividends                                            173,901            158,162
             Unrealized gains on debt and equity securities                  125,009            126,827
             Depreciation                                                     24,733             22,302
             Bad debt reserve                                                    -0-              3,161
             Other deferred tax liabilities                                       15                 26
                                                                       --------------     --------------

           Gross deferred tax liabilities                                    616,291            566,041

           Deferred tax assets:
             Provision for losses on loans                                   116,834            113,712
             State taxes                                                      33,306             31,590
             Other deferred tax assets                                        39,155             39,197
                                                                       --------------     --------------

           Gross deferred tax assets                                         189,295            184,499
                                                                       --------------     --------------

           Net deferred tax liability                                      $ 426,996          $ 381,542
                                                                       ==============     ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


     A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate is as follows:

                                                                         Year Ended December 31
                                     -----------------------------------------------------------------------------------------------
                                                 2003                             2002                             2001
                                     -----------------------------   -------------------------------  ------------------------------
                                                        Percent                          Percent                          Percent
                                                           of                               of                               of
                                                         Pretax                           Pretax                           Pretax
                                        Amount          Income          Amount           Income          Amount           Income
                                      -------------    -----------    -------------    -------------   -------------    ------------
     Computed standard
       corporate tax expense              $626,267           35.0%        $544,120             35.0%       $466,201            35.0%
     Increases (reductions) in
       taxes resulting from:
       State tax, net of federal
         income tax benefit                 58,344            3.3           60,666              3.9          55,915             4.2
       Net financial income, not
         subject to income tax,
         primarily related to
         acquisitions                       (1,234)           (.1)          (4,830)             (.3)         (8,105)            (.6)
       Other                                  (141)            .0           (3,605)             (.2)           (830)            (.1)
                                      -------------    -----------    -------------    -------------   -------------    ------------
                                          $683,236           38.2%        $596,351             38.4%       $513,181            38.5%
                                      =============    ===========    =============    =============   =============    ============

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2003 and 2002, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2003 and 2002, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.


NOTE  P - Stockholders' Equity

     Changes in common stock issued and outstanding were as follows:

                                                                        -----------------------------------------------------
                                                                                       Year Ended December 31
                                                                        -----------------------------------------------------
                                                                            2003                2002               2001
                                                                        --------------     ---------------     --------------
           Shares issued and outstanding, beginning of year               153,521,103         155,531,777        158,410,137
             Common stock issued through options exercised                    554,375             730,986            797,090
             Common stock repurchased and retired                          (1,956,370)         (2,741,660)        (3,675,450)
                                                                        --------------     ---------------     --------------
           Shares issued and outstanding, end of year                     152,119,108         153,521,103        155,531,777
                                                                        ==============     ===============     ==============


     The quarterly cash dividends paid on the Company's common stock were as follows:

                                       --------------------------------------------
                                                 Year Ended December 31
                                       --------------------------------------------
                                          2003            2002            2001
                                       -----------     -----------     ------------
           First Quarter                  $ .0850         $ .0725          $ .0625
           Second Quarter                   .0850           .0725            .0625
           Third Quarter                    .0850           .0725            .0625
           Fourth Quarter                   .1000           .0850            .0725

     The Company's Board of Directors, through five separate actions beginning in 1993, authorized the repurchase by the Company of up to 60.6 million shares of Golden West's common stock. As of December 31, 2003, 51,270,628 of such shares had been repurchased and retired at a cost of $1.4 billion since October 28, 1993. During 2003, 1,956,370 of the shares were purchased and retired at a cost of $151 million.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  Q - Earnings Per Share

     The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with SFAS 128. The following is a summary of the calculation of basic and diluted EPS:

                                                                                     Year Ended December 31
                                                                      ------------------------------------------------------
                                                                           2003                2002               2001
                                                                     -----------------   -----------------   ---------------

 Earnings before cumulative effect of accounting change                   $ 1,106,099          $  958,279        $  818,823
 Cumulative effect of accounting change, net of tax                               -0-                 -0-            (6,018)
                                                                     -----------------   -----------------   ---------------
 Net earnings                                                             $ 1,106,099          $  958,279        $  812,805
                                                                     =================   =================   ===============

 Weighted average shares                                                  152,523,592         154,561,240       158,262,474
 Dilutive effect of outstanding common stock equivalents                    2,463,611           2,120,940         2,096,011
                                                                     -----------------   -----------------   ---------------
 Diluted average shares outstanding                                       154,987,203         156,682,180       160,358,485
                                                                     =================   =================   ===============

 Basic Earnings Per Share Calculation:
 Basic earnings per share before
   cumulative effect of accounting change                                   $    7.25           $    6.20         $    5.18
 Cumulative effect of accounting change, net of tax                               .00                 .00              (.04)
                                                                     -----------------   -----------------   ---------------
 Basic earnings per share                                                   $    7.25           $    6.20         $    5.14
                                                                     =================   =================   ===============

 Diluted Earnings Per Share Calculation:
 Diluted earnings per share before
   cumulative effect of accounting change                                   $    7.14           $    6.12         $    5.11
 Cumulative effect of accounting change, net of tax                               .00                 .00              (.04)
                                                                     -----------------   -----------------   ---------------
 Diluted earnings per share                                                 $    7.14           $    6.12         $    5.07
                                                                     =================   =================   ===============

     As of December 31, 2003, 2002, and 2001, options to purchase 419,500, 7,250, and 17,250 shares, respectively, were outstanding but not included in the computation of earnings per share because the exercise price was higher than the average market price, and therefore they were antidilutive.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  R - Stock Options

     The Company's 1996 stock option plan authorizes the granting of options to key employees to purchase up to 21 million shares of the Company's common stock.

     The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available to be granted under options amounted to 1,595,450 (2003), 3,147,200 (2002), and 3,088,500 (2001).
Outstanding options at December 31, 2003, were held by 609 employees and had expiration dates ranging from January 15, 2004 to December 30, 2014.

     The following table sets forth the range of exercise prices on outstanding options at December 31, 2003:

                                                                                             Currently Exercisable
                                                                                      ------------------------------------
                                                Weighted            Weighted                                Weighted
                                                Average              Average                                 Average
      Range of             Number of            Exercise            Remaining            Number of          Exercise
   Exercise Price           Options              Price          Contractual Life          Options             Price
----------------------  -----------------   -----------------  --------------------   ----------------  ------------------
   $11.50 - $17.83               969,350        $ 15.17              1.5 years                969,350        $ 15.17
   $27.60 - $38.75             3,190,999           30.55             5.7 years              1,225,275          29.70
  $46.68 - $103.15             2,435,825           70.18             9.0 years                375,700          47.55
                        -----------------                                             ----------------
                               6,596,174                                                    2,570,325
                        =================                                             ================


     A summary of the transactions of the stock option plan follows:

                                                                                         Average
                                                                                        Exercise
                                                                                        Price Per
                                                                    Shares                Share
                                                                 --------------       --------------
          Outstanding, January 1, 2001                               6,271,425             $  24.78
            Granted                                                    931,650                47.52
            Exercised                                                 (797,090)               18.16
            Canceled                                                   (17,500)               37.94
                                                                 --------------       --------------
          Outstanding, December 31, 2001                             6,388,485             $  28.89
            Granted                                                     13,250                63.65
            Exercised                                                 (730,986)               21.77
            Canceled                                                   (71,950)               33.33
                                                                 --------------       --------------
          Outstanding, December 31, 2002                             5,598,799             $  29.84
            Granted                                                  1,572,200                82.69
            Exercised                                                 (554,375)               22.96
            Canceled                                                   (20,450)               58.55
                                                                 --------------       --------------
          Outstanding, December 31, 2003                             6,596,174             $  42.93
                                                                 ==============       ==============

     At December 31, options exercisable amounted to 2,570,325 (2003), 2,688,175
(2002), and 2,913,435 (2001). The weighted average exercise price of the options exercisable at December 31 was $26.83 (2003), $22.69 (2002) and $21.08 (2001).

     The weighted average fair value per share of options granted during 2003 was $22.72 per share, $17.27 per share for those granted during 2002, and $14.14 per share for those granted during 2001. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0.7% (2003), 0.5% (2002) and 0.8% (2001); expected volatility of 23% (2003),
26% (2002) and 26% (2001);  expected lives of 5.7 years (2003), 5.3 years (2002)
and 5.3 years (2001); and risk-free interest rates of 3.57% (2003), 2.73% (2002) and 4.30% (2001).

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

NOTE  S - Concentrations of Credit Risk and Derivatives

     As of December 31, 2003, the balance of the Company's loans receivable and MBS with recourse held to maturity was $77 billion. Of that $77 billion balance, 36% were Northern California loans, 28% were Southern California loans, 6% were Florida loans, 4% were New Jersey loans, 4% were Texas loans, 3% were Washington loans, 3% were Illinois loans, and 2% were Colorado loans. No other single state made up more than 2% of the total loan portfolio. The vast majority of these loans are secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company's loan portfolio.

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

     Commitments to originate mortgage loans are agreements to lend to a customer providing that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer's creditworthiness. The amount of outstanding loan commitments at December 31, 2003 and 2002 was $1.7 billion and $1.4 billion, respectively. The vast majority of these commitments were for adjustable rate mortgages.

     The Company enters into commitments to sell mortgage loans. The commitments generally have a fixed delivery settlement date. The Company had no significant outstanding commitments to sell mortgage loans as of December 31, 2003 or 2002.

     From time to time, the Company enters into commitments to purchase or sell mortgage-backed securities. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2003 or 2002.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

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

     The information presented below is based on interest rates at December 31, 2003. To the extent that rates change, variable interest rate information will change.

     The following table illustrates the weighted average rates as of December 31, 2003 for interest rate swaps held by the Company by product type. The interest rate swaps held by the Company at December 31, 2003, mature in 2004.

                                                December 31
                                                    2003
                                               ---------------

Pay fixed generic swaps:
  Notional amount                                   $ 103,600
  Weighted average receive rate                         1.18%
  Weighted average pay rate                             6.65%


     During 2003, the range of floating interest rates received on swap contracts was 1.02% to 1.83% and the range of floating interest rates paid on swap contracts was 1.78% to 1.84%. The range of fixed interest rates received on swap contracts was 6.39% to 6.56% and the range of fixed interest rates paid on swap contracts was 2.42% to 7.53%.

     Activity in interest rate swaps is summarized as follows:


                           Interest Rate Swap Activity
              For the years ended December 31, 2003, 2002, and 2001
                          (Notional amounts in millions)

                                                Receive            Pay
                                                 Fixed            Fixed
                                                 Swaps            Swaps
                                               ----------       ----------
     Balance, January 1, 2001                     $  217            $ 717
       Maturities                                   (114)             (96)
                                               ----------       ----------
     Balance, December 31, 2001                      103              621
       Additions                                     -0-              275
       Maturities                                    (12)            (305)
                                               ----------       ----------
     Balance, December 31, 2002                       91              591
       Maturities                                    (91)            (487)
                                               ----------       ----------
     Balance, December 31, 2003                   $  -0-            $ 104
                                               ==========       ==========


     Interest rate swap payment activity decreased net interest income by $12 million, $19 million, and $13 million for the years ended
December 31, 2003, 2002, and 2001, respectively.

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                    Years ended December 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)

     The Company accounts for interest rate swaps under the provisions in SFAS 133, as amended. Upon adoption of SFAS 133 on January 1, 2001, the Company reported a one-time pre-tax charge of $10 million, or $.04 after tax per diluted share. As a result of the ongoing valuation of the Company's swaps, the Company reported pre-tax income of $11 million, or $.04 after tax per diluted share for the year ended December 31, 2003 and pre-tax income of $8 million, or $.03 after tax per diluted share for the year ended December 31, 2002. This additional income occurred because the fair value of Golden West's swaps changed in 2003 and 2002 as a result of interest rate movements and the maturities of interest rate swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income on the Consolidated Statement of Net Earnings as "Change in Fair Value of Derivatives." The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at December 31, 2003.

NOTE  U - Disclosure About Fair Value of Financial Instruments

     The Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value.

     The values presented are based upon information as of December 31, 2003 and 2002, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

     Fair values are based on quoted market prices for securities available for sale, other long-term investments, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with brokers/dealers with terms greater than 90 days, senior debt, subordinated notes, and interest rate swaps.

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

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


     The table below discloses the carrying value and the fair value of Golden West's financial instruments as of December 31.

                                                                                      December 31
                                                         -----------------------------------------------------------------------
                                                                       2003                                 2002
                                                         ---------------------------------    ----------------------------------
                                                           Carrying          Estimated          Carrying           Estimated
                                                            Amount           Fair Value          Amount           Fair Value
                                                         -------------     ---------------    --------------    ----------------
Financial Assets:
  Cash                                                      $ 260,823           $ 260,823         $ 318,914           $ 318,914
  Securities available for sale                             1,879,443           1,879,443           922,177             922,177
  Mortgage-backed securities available for sale                22,071              22,071            34,543              34,543
  Mortgage-backed securities held to maturity               4,083,367           4,115,440         6,032,915           6,177,403
  Loans receivable                                         74,205,578          74,825,796        58,943,316          59,033,944
  Interest earned but uncollected                             183,761             183,761           183,130             183,130
  Investment in capital stock of Federal Home
    Loan Banks                                              1,152,339           1,152,339         1,072,817           1,072,817
  Capitalized mortgage servicing rights                        88,967              95,139            69,448              73,082

Financial Liabilities:
  Deposits                                                 46,726,965          46,898,313        41,038,797          41,273,390
  Advances from Federal Home Loan Banks                    22,000,234          22,020,154        18,635,099          18,686,486
  Securities sold under agreements to
    repurchase                                              3,021,385           3,021,415           522,299             522,307
  Bank notes                                                3,015,824           3,016,048         1,209,925           1,210,189
  Senior debt                                                 991,257           1,027,745           989,690           1,027,655
  Subordinated notes                                              -0-                 -0-           199,867             206,258
  Interest rate swaps                                             991                 991            12,031              12,031


Off-Balance Sheet Instruments (based on estimated fair value at December 31):

                                                                            December 31
                                  ------------------------------------------------------------------------------------------------
                                                       2003                                              2002
                                  -----------------------------------------------    ---------------------------------------------
                                                                       Net                                              Net
                                   Unrealized      Unrealized       Unrealized       Unrealized      Unrealized      Unrealized
                                     Gains           Losses            Gain             Gains          Losses           Gain
                                  -------------   -------------   ---------------    ------------   -------------  ---------------
Loan commitments for
  investment portfolio                $ 12,963         $   -0-         $  12,963        $ 19,967         $   -0-        $  19,967
                                  =============   =============   ===============    ============   =============  ===============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  V - Parent Company Financial Information

Statement of Net Earnings

                                                                                 Year Ended December 31
                                                                   ----------------------------------------------------
                                                                        2003              2002               2001
                                                                   ---------------    --------------    ---------------
           Revenues:
             Dividends from subsidiaries                                $ 200,112         $ 300,188           $  2,222
             Investment income                                              8,576             7,766             20,106
             Insurance commissions                                          2,331             2,354              1,600
                                                                   ---------------    --------------    ---------------
                                                                          211,019           310,308             23,928
           Expenses:
             Interest                                                      57,826            45,859             47,445
             General and administrative                                     6,693             5,053              4,235
                                                                   ---------------    --------------    ---------------
                                                                           64,519            50,912             51,680
                                                                   ---------------    --------------    ---------------
           Earnings (loss) before income tax benefit
             and equity in undistributed net earnings
             of subsidiaries                                              146,500           259,396            (27,752)

           Income tax benefit                                              20,723            15,793             11,693
           Equity in undistributed
             net earnings of subsidiaries                                 938,876           683,090            828,864
                                                                   ---------------    --------------    ---------------

                Net Earnings                                          $ 1,106,099         $ 958,279          $ 812,805
                                                                   ===============    ==============    ===============


Statement of Financial Condition

                                                             Assets

                                                                                         December 31
                                                                             -------------------------------------
                                                                                   2003                2002
                                                                             -----------------    ----------------
            Cash                                                                  $     6,178          $    1,481
            Securities available for sale                                             603,080             429,066
            Overnight note receivable from subsidiary                                     -0-             399,369
            Other investments with subsidiary                                             105                 103
            Investment in subsidiaries                                              6,310,185           5,373,706
            Other assets                                                               35,183              30,346
                                                                             -----------------    -----------------
                                                                                  $ 6,954,731          $ 6,234,071
                                                                             =================    =================

                                               Liabilities and Stockholders' Equity

            Senior debt                                                           $   991,257          $   989,690
            Subordinated notes, net                                                       -0-              199,867
            Other liabilities                                                          16,206               19,264
            Stockholders' equity                                                    5,947,268            5,025,250
                                                                              ----------------    -----------------
                                                                                  $ 6,954,731          $ 6,234,071
                                                                              ================    =================

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  V - Parent Company Financial Information (Continued)

Statement of Cash Flows

                                                                                              Year Ended December 31
                                                                                 --------------------------------------------------
                                                                                     2003              2002              2001
                                                                                 --------------   ---------------    --------------
           Cash flows from operating activities:
             Net earnings                                                          $ 1,106,099         $ 958,279         $ 812,805
             Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
               Equity in undistributed net earnings of subsidiaries                   (938,876)         (683,090)         (828,864)
               Amortization of discount on senior debt and
                 subordinated notes                                                      1,700             1,123               875
               Other, net                                                                1,590             3,377             7,211
                                                                                 --------------   ---------------    --------------
                  Net cash provided by (used in) operating activities                  170,513           279,689            (7,973)

           Cash flows from investing activities:
             Increase in securities available for sale                                (172,522)         (226,762)         (200,002)
             Decrease (increase) in overnight notes receivable
               from subsidiary                                                         399,369          (349,208)          228,851
             Increase in other investments with subsidiary                                  (2)               (3)               (3)
             Repayments of subordinated note receivable
                from subsidiary                                                            -0-           100,000               -0-
                                                                                 --------------   ---------------    --------------
                Net cash provided by (used in) investing activities                    226,845          (475,973)           28,846

           Cash flows from financing activities:
             Proceeds from senior debt                                                     -0-           790,708           198,060
             Repayment of subordinated notes                                          (200,000)         (400,000)              -0-
             Dividends on common stock                                                 (54,159)          (46,746)          (41,096)
             Exercise of stock options                                                  12,728            15,915            14,476
             Purchase and retirement of Company stock                                 (151,230)         (173,036)         (185,644)
                                                                                 --------------   ---------------    --------------
                Net cash provided by (used in) financing activities                   (392,661)          186,841           (14,204)

           Net increase (decrease) in cash                                               4,697            (9,443)            6,669
           Cash at beginning of period                                                   1,481            10,924             4,255
                                                                                 --------------   ---------------    --------------
           Cash at end of period                                                      $  6,178          $  1,481         $  10,924
                                                                                 ==============   ===============    ==============

               GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2003, 2002, and 2001
                 (Dollars in thousands except per share figures)


NOTE  W - Selected Quarterly Financial Data (Unaudited)

                                                                                         2003
                                                      ---------------------------------------------------------------------------
                                                                                    Quarter Ended
                                                      ---------------------------------------------------------------------------
                                                        March 31             June 30          September 30         December 31
                                                     ----------------    ----------------    ----------------    ----------------
    Interest income                                       $  877,434          $  871,323          $  876,886          $  902,701
    Interest expense                                         348,693             329,702             323,556             318,009
                                                     ----------------    ----------------    ----------------    ----------------

    Net interest income                                      528,741             541,621             553,330             584,692

    Provision for loan losses                                  4,479               3,501               2,082               1,802
    Noninterest income                                        67,062              82,930              90,740              72,598
    Noninterest expense                                      169,710             177,180             181,053             192,572
                                                     ----------------    ----------------    ----------------    ----------------

    Earnings before taxes on income                          421,614             443,870             460,935             462,916
    Taxes on income                                          161,549             171,397             178,029             172,261
                                                     ----------------    ----------------    ----------------    ----------------

    Net earnings                                          $  260,065          $  272,473          $  282,906          $  290,655
                                                     ================    ================    ================    ================

    Basic earnings per share                               $    1.70           $    1.79           $    1.86           $    1.91
                                                     ================    ================    ================    ================

    Diluted earnings per share                             $    1.67           $    1.76           $    1.83           $    1.88
                                                     ================    ================    ================    ================


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