Form 10-Q
period 2004-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2004-05-07
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4629

GOLDEN WEST FINANCIAL CORPORATION

Incorporated Pursuant to the Laws of Delaware State

IRS – Employer Identification No. 95-2080059

1901 Harrison Street, Oakland, California 94612

(510) 446-3420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2004:

Common Stock — 152,635,589 shares.

GOLDEN WEST FINANCIAL CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three-month periods have been included. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year.

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	March 31 2004	December 31 2003	March 31 2003
Assets
Cash	$248,710	$260,823	$305,998
Securities available for sale at fair value	1,123,463	1,879,443	618,377
Purchased mortgage-backed securities available for sale at fair value	19,895	22,071	31,727
Purchased mortgage-backed securities held to maturity at cost	437,580	433,319	132,654
Mortgage-backed securities with recourse held to maturity at cost	2,342,210	3,650,048	5,281,816
Loans receivable:
Loans held for sale	157,666	124,917	473,303
Loans held for investment less allowance for loan losses	80,121,686	74,080,661	61,138,534

Total Loans Receivable	80,279,352	74,205,578	61,611,837
Interest earned but uncollected	191,475	183,761	191,377
Investment in capital stock of Federal Home Loan Banks, at cost which approximates fair value	1,203,589	1,152,339	1,121,798
Foreclosed real estate	13,348	13,904	11,362
Premises and equipment, net	367,579	360,327	356,301
Other assets	377,570	388,277	340,256

	$86,604,771	$82,549,890	$70,003,503

Liabilities and Stockholders’ Equity
Deposits	$47,383,623	$46,726,965	$43,503,235
Advances from Federal Home Loan Banks	24,805,930	22,000,234	18,882,322
Securities sold under agreements to repurchase	2,672,049	3,021,385	21,988
Federal funds purchased	-0-	-0-	200,000
Bank notes	2,504,917	3,015,854	-0-
Senior debt	1,989,944	991,257	990,076
Subordinated notes	-0-	-0-	199,911
Taxes on income	627,431	561,406	615,978
Other liabilities	377,018	285,521	396,322
Stockholders’ equity	6,243,859	5,947,268	5,193,671

	$86,604,771	$82,549,890	$70,003,503

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2004	2003
Interest Income:
Interest on loans	$878,816	$773,829
Interest on mortgage-backed securities	43,677	78,915
Interest and dividends on investments	17,264	24,690

	939,757	877,434
Interest Expense:
Interest on deposits	215,900	250,102
Interest on advances	73,038	69,941
Interest on repurchase agreements	6,922	1,269
Interest on other borrowings	24,643	27,381

	320,503	348,693

Net Interest Income	619,254	528,741
Provision for loan losses	241	4,479

Net Interest Income after Provision for Loan Losses	619,013	524,262
Noninterest Income:
Fees	40,674	34,511
Gain on the sale of securities, MBS and loans	2,962	15,323
Change in fair value of derivatives	1,082	2,853
Other	15,089	14,375

	59,807	67,062
Noninterest Expense:
General and administrative:
Personnel	130,998	104,996
Occupancy	20,394	18,489
Technology and telecommunications	21,019	20,904
Deposit insurance	1,770	1,621
Advertising	5,256	5,977
Other	20,077	17,723

	199,514	169,710

Earnings before Taxes on Income	479,306	421,614
Taxes on income	179,582	161,549

Net Earnings	$299,724	$260,065

Basic Earnings Per Share	$1.97	$1.70

Diluted Earnings Per Share	$1.93	$1.67

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flows from Operating Activities:
Net earnings	$299,724	$260,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	241	4,479
Amortization of net loan costs	31,963	16,992
Depreciation and amortization	10,883	10,255
Loans originated for sale	(140,231)	(571,441)
Sales of loans	131,589	804,541
Increase in interest earned but uncollected	(6,812)	(8,368)
Federal Home Loan Bank stock dividends	(9,645)	(11,675)
Decrease in other assets	10,707	194,574
Increase in other liabilities	91,497	100,673
Increase in taxes on income	65,759	140,227
Other, net	(304)	1,744

Net cash provided by operating activities	485,371	942,066
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for investment	(9,253,631)	(6,371,316)
Real estate loans purchased	(1,238)	(100)
Other, net	(201,459)	(24,598)

	(9,456,328)	(6,396,014)
Real estate loan principal payments:
Monthly payments	370,378	313,928
Payoffs, net of foreclosures	4,038,819	3,222,307

	4,409,197	3,536,235
Purchases of mortgage-backed securities held to maturity	(19,028)	-0-
Repayments of mortgage-backed securities	264,172	543,162
Proceeds from sales of foreclosed real estate	12,248	12,419
Decrease in securities available for sale	760,311	271,512
Purchases of Federal Home Loan Bank stock	(42,507)	(37,185)
Additions to premises and equipment	(18,761)	(14,877)

Net cash used in investing activities	(4,090,696)	(2,084,748)

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flows from Financing Activities:
Net increase in deposits	$656,658	$2,464,438
Additions to Federal Home Loan Bank advances	4,532,600	3,050,000
Repayments of Federal Home Loan Bank advances	(1,726,905)	(2,802,777)
Proceeds from agreements to repurchase securities	1,501,503	100,045
Repayments of agreements to repurchase securities	(1,850,839)	(600,356)
Increase in federal funds purchased	-0-	200,000
Decrease in bank notes	(510,937)	(1,209,925)
Proceeds from senior debt	998,250	-0-
Dividends on common stock	(15,226)	(13,048)
Exercise of stock options	8,108	2,126
Purchase and retirement of Company stock	-0-	(60,737)

Net cash provided by financing activities	3,593,212	1,129,766

Net Decrease in Cash	(12,113)	(12,916)
Cash at beginning of period	260,823	318,914

Cash at end of period	$248,710	$305,998

Supplemental cash flow information:
Cash paid for:
Interest	$302,571	$342,443
Income taxes	113,858	21,365
Cash received for interest and dividends	932,043	869,187
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed rate	30,131	341,770
Loans transferred to foreclosed real estate	11,548	12,791
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	677,213	-0-
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	1,024,116	-0-
Transfer of loans from held for sale to loans held for investment	1,383	10,285

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	152,119,108	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	299,724	-0-	299,724
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	3,985	3,985

Comprehensive Income						303,709
Common stock issued upon exercise of stock options, including tax benefits	373,031	37	8,071	-0-	-0-	8,108
Cash dividends on common stock ($.10 per share)		-0-	-0-	(15,226)	-0-	(15,226)

Balance at March 31, 2004	152,492,139	$15,249	$228,994	$5,797,932	$201,684	$6,243,859

	For the Three Months Ended March 31, 2003
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	153,521,103	$15,352	$198,162	$4,612,529	$199,207	$5,025,250
Net earnings		-0-	-0-	260,065	-0-	260,065
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(19,985)	(19,985)

Comprehensive Income						240,080
Common stock issued upon exercise of stock options, including tax benefits	93,000	8	2,118	-0-	-0-	2,126
Purchase and retirement of shares of Company stock	(839,395)	(83)	-0-	(60,654)	-0-	(60,737)
Cash dividends on common stock ($.085 per share)		-0-	-0-	(13,048)	-0-	(13,048)

Balance at March 31, 2003	152,774,708	$15,277	$200,280	$4,798,892	$179,222	$5,193,671

Note to Consolidated Financial Statements — Accounting Policies

The Company’s significant accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (SEC) on March 12, 2004 (SEC File No. 1-4629).

Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

Golden West Financial Corporation

Statement of Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Net earnings	$299,724	$260,065

Weighted average common shares	152,273,637	153,347,780
Dilutive effect of outstanding common stock equivalents	2,766,944	2,503,883

Diluted average common shares outstanding	155,040,581	155,851,663

Basic earnings per share	$1.97	$1.70

Diluted earnings per share	$1.93	$1.67

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Golden West Financial Corporation

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Net income, as reported	$299,724	$260,065
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,253)	(702)

Pro forma net income	$297,471	$259,363

Basic earning per share
As reported	$1.97	$1.70
Pro forma	1.95	1.69
Diluted earning per share
As reported	$1.93	$1.67
Pro forma	1.92	1.66

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $86.6 billion as of March 31, 2004. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary World Savings Bank, FSB (Texas) (WTX). As of March 31, 2004, the Company operated 492 savings and lending offices in 38 states under the World name.

The Company is a residential mortgage portfolio lender. In order to increase net earnings under this business model, management focuses principally on:

•	growing net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings;

•	expanding the adjustable rate mortgage (ARM) portfolio, which is the Company’s primary earning asset;

•	maintaining a healthy primary spread, which is the difference between the yield on interest-earning assets and the cost of deposits and borrowings;

•	managing interest rate risk, principally by originating and retaining monthly adjusting ARMs in portfolio, and matching these ARMs with liabilities that respond in a similar manner to changes in interest rates;

•	managing credit risk, principally by originating high-quality loans to minimize nonperforming assets and troubled debt restructured; and

•	controlling expenses.

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since December 31, 2003, as well as material changes in results of operations during the three month period ended March 31, 2004 and 2003, respectively.

We have assumed that readers have reviewed or have access to the Company’s 2003 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, and for the year then ended. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Company’s website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Forward-Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West’s control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West’s results of operations and financial condition are:

•	competitive practices in the financial services industries;

•	operational and systems risks;

•	general economic and capital market conditions, including fluctuations in interest rates;

•	economic conditions in certain geographic areas; and

•	the impact of current and future laws, governmental regulations, and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West’s operations in particular.

In addition, actual results may differ materially from the results discussed in any forward-looking statements.

Golden West Financial Corporation

Financial Highlights (Unaudited)

(Dollars in thousands except per share figures)

	March 31 2004	December 31 2003	March 31 2003
Assets	$86,604,771	$82,549,890	$70,003,503
Loans receivable including mortgage-backed securities(a)	83,079,037	78,311,016	67,058,034
Adjustable rate mortgages including MBS(b)	79,889,765	75,238,723	63,915,960
Fixed-rate mortgages held for investment including MBS(b)	1,817,821	1,913,495	1,944,477
Fixed-rate mortgages held for sale including MBS(b)	157,666	124,917	473,303
Deposits	47,383,623	46,726,965	43,503,235
Stockholders’ equity	6,243,859	5,947,268	5,193,671
Stockholders’ equity/total assets	7.21%	7.20%	7.42%
Book value per common share	$40.95	$39.10	$34.00
Common shares outstanding	152,492,139	152,119,108	152,774,708
Yield on earning assets	4.55%	4.54%	5.07%
Cost of funds	1.63%	1.67%	2.06%
Yield on earning assets less cost of funds (primary spread)	2.92%	2.87%	3.01%
Ratio of nonperforming assets to total assets	.48%	.51%	.63%
Ratio of troubled debt restructured to total assets	.01%	.00%	.00%
Loans serviced for others with recourse	$2,879,413	$3,092,641	$2,954,306
Loans serviced for others without recourse	2,558,752	2,672,345	2,612,264
Number of Employees:
Full-time	8,765	8,457	7,184
Part-time	1,009	983	1,009
World Savings Bank, FSB (WSB):
Total assets	$86,510,697	$81,938,826	$69,991,039
Stockholder’s equity	6,598,543	6,289,047	5,605,735
Stockholder’s equity/total assets	7.63%	7.68%	8.01%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	7.41%	7.45%	7.77%
Total risk-based capital	14.12%	14.16%	14.65%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$11,668,678	$9,789,764	$9,054,200
Stockholder’s equity	619,622	504,735	467,479
Stockholder’s equity/total assets	5.31%	5.16%	5.16%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.31%	5.16%	5.16%
Total risk-based capital	23.81%	22.88%	23.27%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% and 10.0% for tier 1 capital (core or leverage) and total risk-based capital, respectively.

Golden West Financial Corporation

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2004	2003
Real estate loans originated	$9,393,862	$6,942,757
New adjustable rate mortgages as a percentage of real estate loans originated	98%	91%
Refinances as a percentage of real estate loans originated	72%	72%
Deposits increase	$656,658	$2,464,438
Net earnings	299,724	260,065
Basic earnings per share	1.97	1.70
Diluted earnings per share	1.93	1.67
Cash dividends on common stock	$.100	$.085
Average common shares outstanding	152,273,637	153,347,780
Average diluted common shares outstanding	155,040,581	155,851,663
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	19.65%	20.32%
Net earnings/average assets (ROA)	1.42%	1.50%
Net interest margin(b)	2.99%	3.14%
General and administrative expense/average assets	.95%	.98%
Efficiency ratio(c)	29.38%	28.48%

(a)	Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

The consolidated condensed statement of financial condition shown in the table below presents the Company’s major asset, liability, and equity components in percentage terms at March 31, 2004, December 31, 2003, and March 31, 2003. The reader is referred to page 46 of the Company’s 2003 Annual Report on Form 10-K for similar information for the years 2001 through 2003 and a discussion of the changes in the composition of the Company’s assets and liabilities in those years.

TABLE 1

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	March 31 2004	December 31 2003	March 31 2003
Assets:
Cash and investments	1.6%	2.6%	1.3%
Loans receivable and MBS	95.9	94.9	95.8
Other assets	2.5	2.5	2.9

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	54.7%	56.6%	62.1%
FHLB advances	28.6	26.7	27.0
Other borrowings	8.3	8.5	2.0
Other liabilities	1.2	1.0	1.5
Stockholders’ equity	7.2	7.2	7.4

	100.0%	100.0%	100.0%

As the above table shows, deposits represent the majority of the Company’s liabilities. The largest asset component is loans receivable and MBS, which consists primarily of residential mortgages. The Company emphasizes ARMs – loans with interest rates that change periodically in accordance with movements in specified indexes.

Almost all of the Company’s ARMs have rates that change monthly and are tied to one of the following three indexes:

1.	The Certificate of Deposit Index (CODI), based on the monthly rate of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly rates together and dividing the result by twelve.

2.	The Golden West Cost of Savings Index (COSI), which is equal to the monthend weighted average rate paid on the Company’s deposits.

3.	The Eleventh District Cost of Funds Index (COFI), which is equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

The Company originates ARMs that allow borrowers to select an initial monthly payment amount fixed for one year that is lower than the payment amount that would be necessary to fully amortize the loan over its scheduled maturity at its initial rate and term. The borrower’s monthly payment is reset annually, up or down, subject to a 7.5% limit on payment increases as discussed below. If the borrower’s monthly payment is not large enough to pay the monthly interest owed on the loan, the unpaid interest is added to the outstanding loan balance as deferred interest. The borrower may pay down the balance of deferred interest in whole or in part at any time.

The annual payment is reset based on the amount that is sufficient to amortize the outstanding loan balance at the then applicable interest rate on the loan over the remaining term of the loan. However, the new monthly payment for the year may increase by no more than 7.5% of the prior year’s monthly payment amount. Every five years, beginning with either the fifth or the tenth annual monthly payment change, the payment may be reset without regard to the 7.5% payment increase limitation to the amount that is sufficient to amortize the outstanding loan balance at the then applicable interest rate on the loan over the remaining term of the loan. Within these five- or ten- year periods, deferred interest may occur as long as the loan balance remains below 125% of the original mortgage amount, unless the original loan to value ratio exceeded 85%, in which case the loan balance cannot exceed 110% of the original mortgage amount. If the loan balance reaches these limits, the monthly payment increases to amortize the loan over its remaining term.

In addition, the Company originates a small volume of ARMs with initial interest rates and monthly payments fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually as described above.

From time to time, as part of the Company’s loan retention efforts, the Company may waive or temporarily modify certain terms of a loan. Additionally, at the borrower’s request, the Company may convert an ARM to a fixed-rate mortgage. The Company sells most ARMs that are converted to fixed-rate mortgages.

Asset/Liability Management

The Company’s earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest and dividends earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. Repricing of an asset and a liability is the change in rate due to maturity, prepayment, the movement of an interest rate index, or any other interest rate change. The disparity between the repricing of assets (mortgage loans, MBS, and investments) and the repricing of liabilities (deposits and borrowings) can have a material impact on the Company’s net interest income and net earnings. The difference between the response of assets and liabilities to changes in interest rate is commonly referred to as the “gap” or the “repricing gap.”

The gap table on page 15 shows the volume of assets and liabilities that reprice within certain time periods as of March 31, 2004. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company’s earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West’s repricing assets and liabilities do not respond equally to changes in the interest rates due to the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. On balance, the reporting and repricing lags cause the Company’s assets to initially reprice more slowly than the Company’s liabilities.

CODI, which is the index Golden West uses to determine the rate on $34 billion of its existing adjustable rate mortgages, has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates.

COSI, which is the index Golden West uses to determine the rate on $26 billion of its existing adjustable rate mortgages, has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. However, the COSI repricing lag is offset by the same repricing lag on the Company’s deposits.

COFI, which is the index Golden West uses to determine the rate on $17 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District’s cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit and fixed-rate borrowings, do not reprice each month. In addition, when certificates of deposits do reprice, they may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company’s liabilities.

TABLE 2

Repricing of Earning Assets and Interest-Bearing

Liabilities, Repricing Gaps, and Gap Ratio

As of March 31, 2004

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$1,123	$-0-	$-0-	$-0-	$1,123
MBS:
Adjustable rate	2,222	-0-	-0-	-0-	2,222
Fixed-rate	33	66	273	206	578
Loans receivable:(b) (c)
Adjustable rate	76,991	1,118	370	-0-	78,479
Fixed-rate held for investment	136	263	512	334	1,245
Fixed-rate held for sale	155	-0-	-0-	-0-	155
Other(d)	1,388	3	-0-	136	1,527

Total	$82,048	$1,450	$1,155	$676	$85,329

Interest-Bearing Liabilities:
Deposits(e)	$39,345	$4,416	$3,620	$3	$47,384
FHLB advances	23,533	203	475	595	24,806
Other borrowings	6,175	-0-	497	494	7,166

Total	$69,053	$4,619	$4,592	$1,092	$79,356

Repricing gap	$12,995	$(3,169)	$(3,437)	$(416)	$5,973

Cumulative gap	$12,995	$9,826	$6,389	$5,973

Cumulative gap as a percentage of total assets	15.0%	11.3%	7.4%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.

(b)	Excludes nonaccrual loans (90 days or more past due).

(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.

(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.

(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

The Company’s principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. At March 31, 2004, ARMs constituted 98% of the Company’s loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At March 31, 2004, such monthly adjustable mortgages accounted for 96% of the Company’s ARM portfolio. Additionally, the Company emphasizes home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company’s cost of deposits and CODI-indexed ARMs follow the Company’s cost of borrowings. ARMs indexed to COSI and CODI constituted 96% of the ARM originations and 76% of the ARM portfolio at

March 31, 2004. While the index strategy has improved the match between Golden West’s ARM portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company’s ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI and COFI. In addition to the index lags, structural features of ARM loans can have an impact on earnings. These elements are interest rate caps or limits on individual rate changes, interest rate floors, the interest rate adjustment frequency of ARM loans, and introductory fixed rates on new ARM loans.

When the interest rate environment changes, the index lags and ARM structural features cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and restraining earnings when rates are rising.

From time to time, the Company enters into interest rate swaps as part of its interest rate-risk management strategy in order to offset the repricing characteristics of designated assets and liabilities (see Interest Rate Swaps on pages 37 and 38).

Cash and Investments

At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had securities available for sale in the amount of $1.1 billion, $1.9 billion and $618 million, respectively, including unrealized gains on securities available for sale of $327 million, $323 million, and $292 million, respectively. Included in the available for sale investments at March 31, 2004 was Freddie Mac stock with a cost basis of $6 million and a market value of $332 million. At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective “retained interests” requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. As of March 31, 2004, the Company has retained all of the beneficial interest in these MBS securitizations, and therefore, the securitizations formed after March 31, 2001 are securities classified as Securitized Loans and included in Loans Receivable in accordance with SFAS 140. Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

During the first of quarter of 2004, the Company desecuritized $1.0 billion of MBS-REMICs that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable. This desecuritization led to a decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

The following table shows the components of the Company’s loans receivable portfolio and MBS at March 31, 2004, December 31, 2003, and March 31, 2003.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	March 31 2004	December 31 2003	March 31 2003
Loans	$57,519,461	$49,937,769	$43,632,592
Securitized loans(a)(b)	21,546,106	23,233,928	17,254,951
Other(c)	1,213,785	1,033,881	724,294

Total loans receivable	80,279,352	74,205,578	61,611,837

MBS-REMICs	2,342,210	3,650,048	5,281,816
Purchased MBS	457,475	455,390	164,381

Total MBS	2,799,685	4,105,438	5,446,197

Total loans receivable and MBS	$83,079,037	$78,311,016	$67,058,034

(a)	Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.

(b)	Includes $13.6 billion at March 31, 2004 of loans securitized with Fannie Mae with the underlying loans are subject to full credit recourse to the Company.

(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

The balance of loans receivable and MBS is affected by loan originations and loan and MBS repayments. Repayments from loans receivable and MBS were $4.7 billion for the three months ended March 31, 2004 as compared to $4.1 billion during the same period in 2003. These repayments were higher in 2004 as compared to 2003 due to an increase in the portfolio balance and an increase in the prepayment rate.

Loans Receivable and Lending Operations

New loan originations amounted to $9.4 billion for the three months ended March 31, 2004 compared to $6.9 billion for the same period in 2003. The volume of originations increased during 2004 due to a continuation of low mortgage rates, which contributed to a strong demand for home loans, including the Company’s ARM products. Additionally, ARMs were attractive because the rates on these loans were lower than those on more traditional fixed-rate mortgages. Consumers continued to take advantage of these low interest rates to refinance their mortgages and, as a result, refinanced loans constituted 72% of new loan originations for the three months ended March 31, 2004 and 2003. The Company was able to take advantage of favorable lending conditions in the first quarter of 2004 because of prior investments that increased the capacity of Golden West’s lending operations.

At March 31, 2004, the Company had lending operations in 38 states. The largest source of mortgage origination volume was loans secured by residential properties in California. For the three months ended March 31, 2004 and 2003, 68% of total loan originations were on residential properties in California. The five largest states, other than California, for originations for the three months ended March 31, 2004, were Florida, New Jersey, Illinois, Texas, and Virginia with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS, except purchased MBS) that was comprised of residential loans in California was 63% at March 31, 2004 and at 64% December 31, 2003 and March 31, 2003.

First mortgages originated for portfolio (excluding equity lines of credit “ELOCs”), amounted to $9.0 billion for the three months ended March 31, 2004, compared to $6.2 billion for the same period in 2003. First mortgages originated for sale amounted to $122 million for the three months ended March 31, 2004, compared to $546 million for the same period in 2003. During the first quarter of 2004, $30 million of loans and MBS were converted at the customer’s request from adjustable rate to fixed-rate compared to $342 million for the same period in 2003. The Company sells most of its new and converted fixed-rate loans. For the three months ended March 31, 2004, the Company sold $131 million of fixed-rate first mortgage loans compared to $788 million for the same period in 2003.

Golden West originates ARMs indexed primarily to CODI, COSI, and COFI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West’s ARM originations constituted 98% of new mortgage volume made by the Company for the first quarter of 2004 compared to 91% for the same period in 2003. The following table shows the distribution of ARM originations by index for the first quarter of 2004 and 2003.

TABLE 4

Adjustable Rate Mortgage Originations by Index

(Dollars in thousands)

	Three Months Ended March 31
ARM Index	2004	2003
CODI	$5,739,836	$3,982,417
COSI	3,090,223	1,696,425
COFI	140,439	454,592
Prime(a)	240,982	150,641

Total	$9,211,480	$6,284,075

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 98% at March 31, 2004 compared to 97% at December 31, 2003 and 96% at March 31, 2003. The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at March 31, 2004, December 31, 2003, and March 31, 2003.

TABLE 5

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	March 31 2004	December 31 2003	March 31 2003
CODI	$34,412,793	$30,243,337	$16,903,807
COSI	26,008,318	24,535,095	21,987,167
COFI	17,031,621	18,207,868	23,281,195
Prime(a)	2,044,585	1,827,435	1,146,683
Other(b)	392,448	424,988	597,108

Total	$79,889,765	$75,238,723	$63,915,960

(a)	ELOCs tied to the prime rate.

(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company’s ARM loan portfolio (including securitized ARM loans and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.20% or 7.46% above the actual weighted average rate at March 31, 2004, versus 12.20% or 7.42% above the actual weighted average rate at December 31, 2003 and 12.20% or 7.02% above the actual weighted average rate at March 31, 2003.

At March 31, 2004, approximately $5.1 billion of the Company’s ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2004, $2.2 billion of ARM loans had reached their rate floors compared to $2.3 billion at December 31, 2003 and $2.6 billion at March 31, 2003. The weighted average floor rate on the loans that had reached their floor was 5.34% at March 31, 2004 compared to 5.43% at December 31, 2003 and 5.63% at March 31, 2003. Without the floor, the average rate on these loans would have been 4.28% at March 31, 2004, 4.38% at December 31, 2003 and 4.79% at March 31, 2003.

Most of the Company’s loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust, a portion of which are in the form of fixed-rate loans. The Company’s fixed-rate second mortgage originations amounted to $37 million for the first quarter of 2004 compared to $29 million for the same period in 2003. The outstanding balance of fixed-rate seconds amounted to $153 million, $138 million, and $193 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The table on the following page shows the amounts of new ELOCs established for the first quarter of 2004 and 2003.

TABLE 6

New Equity Lines of Credit Established

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
New ELOCs established	$475,079	$283,680

The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company’s ELOCs at March 31, 2004, December 31, 2003, and March 31, 2003.

TABLE 7

Equity Line of Credit

Outstanding Balance and Maximum Total Line of Credit Available

(Dollars in thousands)

	March 31 2004	December 31 2003	March 31 2003
ELOC outstanding balance	$2,044,585	$1,827,435	$1,146,683

ELOC maximum total line of credit available	$3,054,615	$2,748,076	$1,718,930

The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the first quarter of 2004 and 2003, 11% of loans originated exceeded 80% of the appraised value of the property.

The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (the sum of the first and second loan balances as a percentage of total value or “CLTV”) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Historically, the Company has sold without recourse a significant portion of its fixed-rate second mortgage originations. Sales of second mortgages amounted to $312 thousand for the first quarter of 2004 as compared to $17 million for the same period in 2003. Fixed-rate seconds held for sale amounted to $70 million at March 31, 2004 compared to $58 million at December 31, 2003 and $41 million at March 31, 2003. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows first mortgage originations with LTV ratios greater than 80% for the three months ended March 31, 2004 and 2003.

TABLE 8

First Mortgage Originations With

Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
First mortgages with LTV ratios greater than 80%:
With mortgage insurance	$25,890	$67,690
With no mortgage insurance	16,866	15,953

	$42,756	$83,643

The following table shows at March 31, 2004 and 2003 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%.

TABLE 9

Balance of First Mortgages With Original and Current

Loan to Value Ratios Greater Than 80% (a)

(Dollars in thousands)

	As of March 31
	2004	2003
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$546,930	$577,809
With no mortgage insurance	152,835	256,532

	$699,765	$834,341

(a)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%.

The following table shows originations with combined first and second mortgages where the combined loan to value (CLTV) ratio is greater than 80% for the three months ended March 31, 2004 and 2003.

TABLE 10

Mortgage Originations With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
First and second mortgages with CLTV ratios greater than 80%:(a)
With pool insurance on second mortgages	$861,006	$515,725
With no pool insurance	128,129	150,867

	$989,135	$666,592

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table does not include any unused portion of the line of credit.

The following table shows at March 31, 2004 and 2003 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraisal.

TABLE 11

Balance of Mortgages With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	As of March 31
	2004	2003
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$5,382,315	$3,902,732
With no pool insurance	769,933	344,676

	$6,152,248	$4,247,408

The following tables show the Company’s loan portfolio by state at March 31, 2004 and 2003.

TABLE 12

Loan Portfolio by State

March 31, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	1 – 4	5+
Northern California	$27,365,979	$1,772,119	$10,498	$29,148,596		35.81%
Southern California	21,005,568	1,491,572	1,932	22,499,072		27.64
Florida	4,639,816	56,135	15	4,695,966		5.77
New Jersey	3,281,549	-0-	377	3,281,926		4.03
Texas	2,914,688	139,422	239	3,054,349		3.75
Washington	1,434,212	700,839	-0-	2,135,051		2.62
Illinois	1,915,129	143,080	-0-	2,058,209		2.53
Colorado	1,585,378	177,117	3,902	1,766,397		2.17
Other(a)	12,573,673	181,530	1,246	12,756,449		15.68

Totals	$76,715,992	$4,661,814	$18,209	81,396,015		100.00%

Loans on deposits				11,762
Other(b)				1,213,785

Total loans receivable and MBS with recourse				82,621,562
MBS with recourse				(2,342,210	)(c)

Total loans receivable				$80,279,352

(a)	All states included in Other have total loan balances less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the March 31, 2004 balances of loans that were securitized and retained as MBS with recourse.

TABLE 13

Loan Portfolio by State

March 31, 2003

(Dollars in thousands)

	Residential Real Estate		Land	Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	1 – 4	5+
Northern California	$21,802,687	$1,786,110	$-0-	$9,875	$23,598,672		35.67%
Southern California	17,059,516	1,560,486	-0-	1,414	18,621,416		28.15
Florida	3,559,847	45,863	-0-	60	3,605,770		5.45
New Jersey	2,498,778	-0-	-0-	890	2,499,668		3.78
Texas	2,632,469	119,885	-0-	339	2,752,693		4.16
Washington	1,289,381	699,117	-0-	-0-	1,988,498		3.01
Illinois	1,577,305	128,360	-0-	-0-	1,705,665		2.58
Colorado	1,398,718	193,622	-0-	4,097	1,596,437		2.41
Other(a)	9,633,017	152,802	2	2,154	9,787,975		14.79

Totals	$61,451,718	$4,686,245	$2	$18,829	66,156,794		100.00%

Loans on deposits					12,745
Other(b)					724,114

Total loans receivable and MBS with recourse					66,893,653
MBS with recourse					(5,281,816	)(c)

Total loans receivable					$61,611,837

(a)	All states included in Other have total loan balances less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the March 31, 2003 balances of loans that were securitized and retained as MBS with recourse.

Loans receivable repayments consist of monthly loan amortization and loan payoffs. For the three months ended March 31, 2004, loan repayments (excluding MBS) were $4.4 billion, compared to $3.5 billion for the same period of 2003. The increase in loan repayments was primarily due to an increase in the balance of loans receivable and an increase in the prepayment rate.

Securitized Loans

The Company securitized $677 million of loans during the first quarter of 2004. No loans were securitized during the first quarter of 2003. These securities are available to be used as collateral for borrowings and are classified as loans receivable on the Consolidated Statement of Financial Condition.

Mortgage-Backed Securities

At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had MBS held to maturity in the amount of $2.8 billion, $4.1 billion, and $5.4 billion, respectively. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The decrease in MBS held to maturity from March 31, 2003 to March 31, 2004 was due to prepayments and due to the desecuritization of $1.0 billion MBS-REMICs in the first quarter of 2004.

Partially offsetting the decrease in MBS held to maturity was the purchase of $19 million of MBS for Community Reinvestment Act purposes.

At March 31, 2004, December 31, 2003, and March 31, 2003, the Company had MBS available for sale in the amount of $20 million, $22 million, and $32 million, respectively, including net unrealized gains on MBS available for sale of $61 thousand at March 31, 2004, $91 thousand at December 31, 2003, and $190 thousand at March 31, 2003.

Repayments of MBS during the first quarter of 2004 were $264 million compared to $543 million during the same period of 2003. MBS repayments were lower during the first three months of 2004 as compared to the first three months of 2003 due to the decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others. When the servicing rights are retained by the Company upon the sale of loans, the allocated cost of these rights is then capitalized as an asset. The amount capitalized is based on the relative fair value of the servicing rights and the mortgage loan on the date the mortgage loan is sold. Capitalized mortgage servicing rights (CMSRs) are included in “Other assets” on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three months ended March 31, 2004 and 2003.

TABLE 14

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Beginning balance of CMSRs	$88,967	$69,448
New CMSRs from loan sales	3,189	12,479
Amortization of CMSRs	(9,653)	(7,735)

Ending balance of CMSRs	$82,503	$74,192

The CMSR balance decreased during 2004 due to the low level of fixed-rate loan sales and the high level of amortization due to loan repayments.

The estimated amortization of the March 31, 2004 balance for the remainder of 2004 and the five years ending 2009 is $27.8 million (2004), $26.7 million (2005), $17.4 million (2006), $8.3 million (2007), $2.3 million (2008), and $34 thousand (2009). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

CMSRs are reviewed monthly for impairment based on fair value. The estimated fair value of CMSRs as of March 31, 2004, December 31, 2003, and March 31, 2003 was $87 million, $95 million, and $81 million, respectively. The book value of the Company’s CMSRs did not exceed the fair value at March 31, 2004, December 31, 2003 or March 31, 2003 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

Asset Quality

An important measure of the soundness of the Company’s loan and MBS portfolio is its ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include nonaccrual loans (that is, loans, including loans securitized into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. The Company’s TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions.

The following table sets forth the components of the Company’s NPAs and TDRs and the various ratios to total assets.

TABLE 15

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	March 31 2004	December 31 2003	March 31 2003
Nonaccrual loans	$399,904	$410,064	$432,479
Foreclosed real estate	13,348	13,904	11,362

Total nonperforming assets	$413,252	$423,968	$443,841

TDRs	$5,122	$3,105	$611

Ratio of NPAs to total assets	.48%	.51%	.63%

Ratio of TDRs to total assets	.01%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.48%	.51%	.63%

The balance of NPAs at March 31, 2004, December 31, 2003 and March 31, 2003 reflected the impact of the improving economy and the strong housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to an expense of $1 million for the first quarter of 2004, compared to an expense of $2 million for the three months ended March 31, 2003.

The following tables show the Company’s NPAs by state as of March 31, 2004 and 2003.

TABLE 16

Nonperforming Assets by State

March 31, 2004

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)			Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate
State	1 – 4	5+		1 – 4	5+
Northern California	$106,289	$567	$-0-	$2,157	$-0-	$-0-	$109,013.37%
Southern California	72,953	490	105	-0-	-0-	-0-		73,548.33
Florida	27,395	-0-	-0-	722	-0-	-0-		28,117.60
New Jersey	23,223	-0-	-0-	76	-0-	-0-		23,299.71
Texas	40,147	-0-	-0-	3,895	-0-	-0-	44,042	1.44
Washington	16,392	25	-0-	461	-0-	-0-		16,878.79
Illinois	14,702	162	-0-	815	-0-	-0-		15,679.76
Colorado	9,992	60	-0-	486	-0-	-0-		10,538.60
Other(c)	87,402	-0-	-0-	4,736	-0-	-0-		92,138.72

Totals	$398,495	$1,304	$105	$13,348	$-0-	$-0-	$413,252.51%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The March 31, 2004 balances include loans that were securitized into MBS with recourse.

(c)	All states included in Other have total loan balances less than 2% of total loans.

TABLE 17

Nonperforming Assets by State

March 31, 2003

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)			Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate
State	1 – 4	5+		1 – 4	5+
Northern California	$107,948	$187	$6	$1,762	$-0-	$-0-	$109,903.47%
Southern California	106,744	83	309	33	-0-	-0-	107,169.58
Florida	32,111	-0-	-0-	486	-0-	-0-	32,597.90
New Jersey	19,585	-0-	495	-0-	-0-	-0-	20,080.80
Texas	33,322	-0-	-0-	3,494	-0-	420	37,236	1.35
Washington	17,664	433	-0-	818	-0-	-0-	18,915.95
Illinois	13,887	-0-	-0-	374	-0-	-0-	14,261.84
Colorado	5,126	63	-0-	492	-0-	-0-	5,681.36
Other(c)	94,311	205	-0-	3,483	-0-	-0-	97,999	1.00

Totals	$430,698	$971	$810	$10,942	$-0-	$420	$443,841.67%

(a)	Nonaccruals loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The March 31, 2003 balances include loans that were securitized into MBS with recourse.

(c)	All states included in Other have total loan balances less than 2% of total loans.

Allowance for Loan Losses

The Company provides specific valuation allowances for losses on major loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company’s historical loss experience and factors reflecting current economic conditions and housing market trends. This approach uses a database that identifies and measures losses on loans and foreclosed real estate from past years to the present, broken down by year of origination, type of loan, and geographical area. This process also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographic regions. This approach further considers the impact of other events such as natural disasters. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sale price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio. The review methodology and historical analyses are reviewed quarterly.

The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003.

TABLE 18

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Beginning allowance for loan losses	$289,937	$281,097
Provision for loan losses charged to expense	241	4,479
Loans charged off	(1,064)	(1,049)
Recoveries	237	146

Ending allowance for loan losses	$289,351	$284,673

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.01%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity	.35%	.43%

Ratio of allowance for loan losses to NPAs	70.0%	64.1%

Deposits

The Company raises deposits through its retail branch system, through the Internet, and from time to time, through the money markets.

Retail deposits increased during the first quarter of 2004 by $657 million, including interest credited of $183 million, compared to an increase of $2.5 billion, including interest credited of $211 million in the first quarter of 2003. Retail deposit growth was lower during the first three months of 2004 as compared to 2003 because of increased competition from other financial institutions and the strong stock market. As a result, deposit inflows slowed from the high levels experienced in 2002 and 2003. At March 31, 2004 and 2003, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 76% and 70%, respectively, of the total balance of deposits.

The table below shows the Company’s deposits by interest rate and by remaining maturity at March 31, 2004 and 2003.

TABLE 19

Deposits

(Dollars in millions)

	March 31
	2004		2003
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.38%	$5,708	1.67%	$4,817
Passbook accounts	.40	494.52		459
Money market deposit accounts	1.74	29,624	2.11	25,212
Term certificate accounts with original maturities of:
4 weeks to 1 year	1.43	4,289	1.53	4,345
1 to 2 years	1.27	2,282	2.22	3,589
2 to 3 years	2.56	1,457	3.58	1,862
3 to 4 years	3.68	1,338	4.33	1,290
4 years and over	4.72	2,143	4.99	1,842
Retail jumbo CDs	2.11	49	3.85	87

		$47,384		$43,503

Deposits by remaining maturity at yearend:
No contractual maturity	1.67%	$35,826	2.01%	$30,488
Maturity within one year	1.82	7,935	2.23	9,151
1 to 5 years	3.73	3,620	4.14	3,853
Over 5 years	3.80	3	4.55	11

		$47,384		$43,503

At March 31, the weighted average cost of deposits was 1.85% (2004) and 2.25% (2003).

Advances from Federal Home Loan Banks

The Company uses borrowings from the FHLBs, also known as “advances,” to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs owned by the Company. FHLB advances amounted to $24.8 billion at March 31, 2004, compared to $22.0 billion at December 31, 2003 and $18.9 billion at March 31, 2003.

Other Borrowings

The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company’s portfolio as collateral. Reverse Repos with dealers and banks amounted to $2.7 billion, $3.0 billion, and $22 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

At March 31, 2004 and December 31, 2003, Golden West, at the holding company level, had no subordinated debt outstanding as compared to $200 million at March 31, 2003. As of March 31, 2004, Golden West’s subordinated debt ratings were A2 and A by Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), respectively.

At March 31, 2004, Golden West, at the holding company level, had $992 million of senior debt outstanding as compared to $991 million at December 31, 2003 and $990 million at March 31, 2003. As of March 31, 2004 Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively.

WSB has a bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. At March 31, 2004 and December 31, 2003, WSB had $2.5 billion and $3.0 billion, respectively, of bank notes outstanding. There were no bank notes outstanding at March 31, 2003. As of March 31, 2004, WSB’s bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

WSB may issue long-term wholesale deposits and long-term unsecured senior debt. In March 2004, WSB issued $700 million of two-year unsecured floating rate senior notes and $300 million of five-year unsecured floating rate senior notes. At March 31, 2004, WSB had $998 million of long-term unsecured senior debt outstanding. At March 31, 2004 and 2003, WSB had no long-term wholesale deposits outstanding. As of March 31, 2004, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

Stockholders’ Equity

The Company’s stockholders’ equity amounted to $6.2 billion, $5.9 billion, and $5.2 billion at March 31, 2004, December 31, 2003, and March 31, 2003, respectively. Stockholders’ equity increased by $297 million during the first three months of 2004 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. The Company’s stockholders’ equity increased by $168 million during the first three months of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $61 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders’ equity at March 31, 2004, December 31, 2003, and March 31, 2003 were $202 million, $198 million, and $179 million, respectively.

Since 1993, through five separate actions, the Company’s Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West’s common stock. As of March 31, 2004, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 1993. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company. The Company did not repurchase any shares during the first quarter of 2004 and 9,328,179 shares remained available for purchase under the Company’s stock repurchase program as of March 31, 2004.

In April 2004, the stockholders approved an increase in the number of authorized shares of Golden West common stock from 200,000,000 to 600,000,000 shares.

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

The Office of Thrift Supervision (OTS) and other bank regulatory agencies have established five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings institution is “well-capitalized” if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater and the institution is not subject to a capital directive.

As used in the discussion, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of March 31, 2004, the most recent notification from the OTS categorized WSB and WTX as “well-capitalized” under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at March 31, 2004 and 2003.

TABLE 20

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of March 31, 2004

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$6,390,365	7.41%	$1,292,885	1.50%	—	—
Tier 1 (core or leverage)	6,390,365	7.41	3,447,694	4.00	$4,309,617	5.00%
Tier 1 risk-based	6,390,365	13.51	—	—	2,837,753	6.00
Total risk-based	6,678,685	14.12	3,783,670	8.00	4,729,588	10.00
WTX
Tangible	$619,622	5.31%	$175,033	1.50%	—	—
Tier 1 (core or leverage)	619,622	5.31	466,755	4.00	$583,444	5.00%
Tier 1 risk-based	619,622	23.77	—	—	156,416	6.00
Total risk-based	620,665	23.81	208,555	8.00	260,693	10.00

TABLE 21

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of March 31, 2003

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$5,421,604	7.77%	$1,046,388	1.50%	—	—
Tier 1 (core or leverage)	5,421,604	7.77	2,790,367	4.00	$3,487,959	5.00%
Tier 1 risk-based	5,421,604	13.92	—	—	2,336,283	6.00
Total risk-based	5,704,758	14.65	3,115,044	8.00	3,893,806	10.00
WTX
Tangible	$467,479	5.16%	$135,813	1.50%	—	—
Tier 1 (core or leverage)	467,479	5.16	362,168	4.00	$452,710	5.00%
Tier 1 risk-based	467,479	23.24	—	—	120,693	6.00
Total risk-based	468,001	23.27	160,925	8.00	201,156	10.00

Results Of Operations

Net Earnings

Net earnings for the three months ended March 31, 2004 were $300 million compared to net earnings of $260 million for the three months ended March 31, 2003. Net earnings increased in 2004 as compared to 2003 primarily as a result of increased net interest income partially offset by an increase in general and administrative expenses and a decrease in noninterest income.

Net Interest Income

The largest component of the Company’s revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company’s net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company’s primary earning asset, by originating and retaining high-quality adjustable rate home loans. Over the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates, which can temporarily affect the level of net interest income.

Net interest income for the three months ended March 31, 2004 amounted to $619 million, a 17% increase over the $529 million reported for the three months ended March 31, 2003.

The increase in net interest income in the first quarter of 2004 compared with the prior year resulted primarily from the growth in the loan portfolio, the Company’s principal earning asset. Between March 31, 2003 and March 31, 2004, the Company’s earning asset balance increased by $16.6 billion or 24%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2004 was a modest decrease in the Company’s average primary spread for the three months ended March 31, 2004, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

The level and movement of the Company’s primary spread are influenced by a variety of factors including: the amount and speed of movements in market interest rates; the shape of the yield curve, that is the difference between short-term and long-term interest rates; competition in the home lending market, which influences the pricing of the Company’s adjustable and fixed-rate mortgage products; the Company’s need for deposits and competition in the retail savings market, which influence the pricing of the Company’s deposit products; and the prices that the Company pays for its borrowings. On a year-to-year basis, the most significant factor that leads to changes in the Company’s primary spread is market interest rate movements, as discussed below.

Fluctuations in short-term market interest rates affect both the cost of the Company’s liabilities and the yield on the Company’s ARM assets. However, the liabilities tend to be affected more quickly than the assets, mainly due to the reporting and repricing lags inherent in the ARM indexes used in the Company’s loan products (described on pages 12 through 14). This timing disparity can affect the Company’s primary spread temporarily until the indexes are able to reflect, or “catch up” with, the market rates. The following chart summarizes the different relationships the indexes and the market interest rates could have at any point in time, and the expected impact on the Company’s primary spread.

Market Interest Rate Scenarios	Relationship Between Indexes and Market Interest Rates and Expected Impact on Primary Spread
Market interest rates decline	The index decrease lags the market interest rate decrease, and therefore the primary spread would be expected to widen temporarily until the index catches up with the lower market interest rates.

Market interest rates increase	The index increase lags the market interest rate increase, and therefore the primary spread would be expected to narrow temporarily until the index catches up with the higher market interest rates.

Market interest rates remain constant	The primary spread would be expected to stabilize when the index catches up to the current rate level.

For the five years ended March 31, 2004, which included periods of both falling and rising interest rates, the Company’s primary spread averaged 2.62%.

During the first three months of 2004, the Federal Reserve’s Open Market Committee (FOMC) kept the Federal Funds rate, a key short-term interest rate, at 1.00% in order to continue to stimulate the U.S. economy, which posted weak job creation figures despite overall gross domestic product growth. The 1.00% Federal Funds rate, reached in June 2003, represented both a 45-year low and a 550 basis point decline from the most recent peak in early 2001. Reflecting stable short-term interest rates since mid-2003, the Company’s first quarter 2004 average primary spread was similar to the fourth quarter of 2003. At the same time, the first quarter 2004 average primary spread was 7 basis points lower than the first quarter of 2003, because a year ago the indexes underlying the Company’s large adjustable rate mortgage portfolio were still catching up to previous interest rate declines and thus had not decreased as much as the Company’s cost of funds.

The table below shows the components of the Company’s primary spread at March 31, 2004, December 31, 2003, and March 31, 2003.

TABLE 22

Yield on Earning Assets,

Cost of Funds, and Primary Spread

At Period End

	March 31 2004	December 31 2003	March 31 2003
Yield on loan portfolio and MBS	4.58%	4.61%	5.08%
Yield on investments	1.05	.93	1.39

Yield on earning assets	4.55	4.54	5.07

Cost of deposits	1.85	1.85	2.25
Cost of borrowings	1.32	1.37	1.67

Cost of funds	1.63	1.67	2.06

Primary spread	2.92%	2.87%	3.01%

The following tables set forth certain information with respect to the yields earned and rates paid on the Company’s earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003.

TABLE 23

Average Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Investments	$2,300,472	1.32%	1.05%	$3,570,110	1.46%	1.39%
Loans receivable and MBS(b)	80,035,313	4.61	4.58	65,751,964	5.19	5.08
Invest. in capital stock of FHLBs	1,164,331	3.31	n/a (c)	1,092,206	4.28	n/a (c)

Earning assets	$83,500,116	4.50%		$70,414,280	4.98%

LIABILITIES
Deposits:
Checking accounts	$5,621,653	1.37%	1.38%	$4,637,069	1.73%	1.67%
Savings accounts	30,181,061	1.71	1.72	24,419,015	2.22	2.08
Term accounts	11,228,746	2.41	2.42	13,324,097	2.84	2.80

Total deposits	47,031,460	1.84	1.85	42,380,181	2.36	2.25
Advances from FHLBs	23,352,318	1.25	1.23	18,464,307	1.52	1.46
Reverse repurchases	2,469,771	1.12	1.10	401,313	1.26	.30
Other borrowings	5,427,155	1.82	1.96	4,824,282	2.27	4.58

Interest-bearing liabilities	$78,280,704	1.64%		$66,070,083	2.11%

Average net yield		2.86%			2.87%

Net interest income	$619,254			$528,741

Net yield on average earning assets (d)		2.97%			3.00%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Net interest income divided by daily average of earning assets.

The following table shows the Company’s revenues and expenses as a percentage of total revenues for the three months ended March 31, 2004 and 2003.

TABLE 24

Selected Revenue and Expense Items

as Percentages of Total Revenues

	Three Months Ended March 31
	2004	2003
Interest on loans	87.9%	81.9%
Interest on mortgage-backed securities	4.4	8.4
Interest and dividends on investments	1.7	2.6

	94.0	92.9
Less:
Interest on deposits	21.6	26.5
Interest on advances and other borrowings	10.4	10.4

	32.0	36.9
Net interest income	62.0	56.0
Provision for loan losses	.0	.5

Net interest income after provision for loan losses	62.0	55.5
Add:
Fees	4.1	3.7
Gain on the sale of securities, MBS, and loans	.3	1.6
Change in fair value of derivatives	.1	.3
Other noninterest income	1.5	1.5

	6.0	7.1
Less:
General and administrative expenses	20.0	18.0
Taxes on income	18.0	17.1

Net earnings	30.0%	27.5%

Interest on Loans

In the first quarter of 2004, interest on loans increased by $105 million or 13.6% from the comparable period in 2003. The increase in the first quarter of 2004 was due to a $16.5 billion increase in the average portfolio balance, which was partially offset by a 56 basis point decrease in the average portfolio yield.

Interest on Mortgage-Backed Securities

In the first quarter of 2004, interest on mortgage-backed securities decreased by $35 million or 44.7% from the comparable period in 2003. The decrease in the first quarter of 2004 was primarily due to a $2.2 billion decrease in the average portfolio balance and a 57 basis point decrease in the average portfolio yield.

Interest and Dividends on Investments

The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the first quarter of 2004, interest and dividends on investments decreased by $7 million or 30.1% from the comparable period in 2003. The decrease in the first quarter of 2004 was due to a $1.2 billion decrease in the average portfolio balance and a 13 basis point decrease in the average portfolio yield.

Interest on Deposits

In the first quarter of 2004, interest on deposits decreased by $34 million or 13.7% from the comparable period in 2003. The decrease in the first quarter of 2004 was due to a 52 basis point decrease in the average cost of deposits partially offset by a $4.7 billion increase in the average balance of deposits.

Interest on Advances

Interest paid on FHLB advances was $73 million and $70 million in the first quarter of 2004 and 2003, respectively. Interest on advances increased by $3 million or 4.4% from the comparable period of 2003. The increase in the first quarter of 2004 was primarily due to a $4.9 billion increase in the average balance partially offset by a 26 basis point decrease in the average cost of these borrowings.

Interest on Other Borrowings

Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $32 million and $29 million for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, interest on other borrowings increased by $3 million or 10.2% from the comparable period in 2003. The increase in the first quarter of 2004 was due to a $2.7 billion increase in the average balance partially offset by a 59 basis point decrease in the average cost of other borrowings.

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to offset the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. The Company did not enter into any interest rate swaps in the first quarter of 2004.

TABLE 25

Schedule of Interest Rate Swaps Activity

(Notional amounts in millions)

Three Months Ended March 31, 2004
Pay Fixed Swaps
Balance at December 31, 2003	$104
Maturities	(87)

Balance at March 31, 2004	$17

The range of floating interest rates received on swap contracts in the first three months of 2004 was 1.13% to 1.18%. The range of fixed interest rates paid on swap contracts in the first three months of 2004 was 5.92% to 7.53%.

Interest rate swap payment activity decreased net interest income by $942 thousand for the three months ended March 31, 2004 as compared to a decrease of $3.3 million for the same period in 2003.

The Company accounts for interest rate swaps under the provisions in SFAS 133. As a result of the ongoing valuation of the Company’s swaps, the Company reported pre-tax income of $1 million, or $.00 after tax per diluted share for the three months ended March 31, 2004, as compared to pre-tax income of $3 million, or $.01 after tax per diluted share for the three months ended March 31, 2003. This additional income occurred because the fair value of Golden West’s swaps changed in 2004 and 2003 as a result of interest rate movements and the maturities of interest rate swaps. Because the Company intends to hold these interest rate swaps to maturity, valuation gains and losses will net to zero over the lives of the swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the “Change in Fair Value of Derivatives” in the Consolidated Statement of Net Earnings. The Company has decided not to utilize permitted hedge accounting for the derivative financial instruments in portfolio at March 31, 2004.

Provision for Loan Losses

The provision for loan losses was $241 thousand for the three months ended March 31, 2004 compared to $4 million for the same period in 2003. The decrease in the provision in 2004 was due to the improved credit performance of the Company’s loan portfolio.

Noninterest Income

Noninterest income was $60 million for the three months ended March 31, 2004 compared to $67 million for the same period in 2003. The decrease in 2004 as compared to 2003 resulted primarily from the decrease in income associated with a smaller volume of loan sales.

General and Administrative Expenses

For the first quarter of 2004, general and administrative expenses (G&A) were $200 million compared to $170 million for the comparable period in 2003. G&A expenses increased in 2004 because of the record loan volume, as well as the continued investment in resources to support future expansion of the Company.

G&A as a percentage of average assets on an annualized basis was .95% for the first quarter of 2004 compared to .98% for the same period in 2003. G&A as a percentage of average assets was lower in the first quarter of 2004 as compared to the first quarter of 2003 because in 2004 average assets grew faster than the growth in general and administrative expenses. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 29.38% for the first quarter of 2004 compared to 28.48% for the same period in 2003.

Taxes on Income

The Company utilizes the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 37.5% for the first quarter of 2004 compared to 38.3% for the comparable period in 2003. Tax expense was lower in the first quarter of 2004 as compared to the first quarter of 2003 due to a reduction in the Company’s combined state tax rate, which included a non-recurring $3.8 million decrease in deferred state taxes.

Liquidity and Capital Resources

WSB’s principal sources of funds are cash flows generated from loan repayments; borrowings from the FHLB of San Francisco; deposits, debt collateralized by mortgages, MBS, or securities; sale of loans; short-term bank notes; earnings; borrowings from its parent; and borrowings from its WTX subsidiary. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs.

WTX’s principal sources of funds are cash flows generated from borrowings from the FHLB Dallas, earnings, deposits, loan repayments, debt collateralized by mortgages or MBS; and borrowings from affiliates.

The principal sources of funds for WSB’s parent, Golden West, are the proceeds from the issuance of debt securities, dividends from subsidiaries, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can pay. The principal liquidity needs of Golden West are for payment of interest and principal on debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock, (see stockholders’ equity section on page 30), and general and administrative expenses. At March 31, 2004, December 31, 2003, and March 31, 2003, Golden West’s total cash and investments amounted to $627 million, $609 million, and $773 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Golden West estimates the sensitivity of the Company’s net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 12, 13, and 14. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company’s historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at March 31, 2004, management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company’s long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officers, Chief Financial Officer, and other personnel continually review the effectiveness and timeliness of the Company’s disclosure controls and procedures. As required by Exchange Act rules, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, also conducted an evaluation at the end of each quarter to further assure the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this quarterly evaluation, the Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. The Company has not made any change to its internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	April 27, 2004 - Annual Meeting

		For	Against	Withheld	Abstain
(b)	Directors elected:

	Patricia A. King	126,649,215		2,486,716
	Marion O. Sandler	125,736,052		3,399,879
	Leslie Tang Schilling	126,875,448		2,260,483

(c)	Approve an increase in the number of authorized shares of Common Stock from 200,000,000 to 600,000,000	100,456,327	28,004,597		673,532

(d)	Ratification of Auditors:

	Appointment of Deloitte & Touche LLP, independent public accountants, for the fiscal year 2004	126,332,808	1,834,739		968,536

Other Directors continuing in office are:

Louis J. Galen, Antonia Hernandez, Maryellen C. Herringer, Bernard A. Osher, Kenneth T. Rosen, and Herbert M. Sandler.

ITEM 5.	OTHER INFORMATION

On January 27, 2004, pursuant to Section 10A of the Securities Exchange Act of 1934, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform auditing services and certain non-audit services for the Company for the year ended December 31, 2004. The non-audit services include tax compliance and planning, reviews of Federal and California tax returns, and the licensing of software for enterprise zone credit determinations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended.

3 (b)	By-Laws of the Company, as amended in 1997, are incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1997.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10 (a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Michael Roster is incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (f)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 1998.

10 (g)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (h)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

(a) Index to Exhibits (continued)

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this report.

(b) Reports on Form 8-K

The Registrant filed one current report on Form 8-K with the Commission during the first quarter of 2004 and has since filed one more report on Form 8-K with the Commission:

1.	Report filed January 23, 2004. Item 7. Exhibits. The report dated January 22, 2004 included the Golden West Fourth Quarter 2003 Earnings Press Release and the Golden West December 31, 2003 Thirteen Month Statistical Data Press Release.

2.	Report filed April 22, 2004. Item 7. Exhibits. The report dated April 20, 2004 included the Golden West First Quarter 2004 Earnings Press Release and the Golden West March 31, 2004 Thirteen Month Statistical Data Press Release.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: May 7, 2004	/s/ RUSSELL W. KETTELL

Russell W. Kettell President and Chief Financial Officer

/s/ WILLIAM C. NUNAN

William C. Nunan
Group Senior Vice President and Chief Accounting Officer