Form 10-Q
period 2004-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2004-08-06
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2004:

Common Stock — 152,780,439 shares.

GOLDEN WEST FINANCIAL CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and six- month periods have been included. The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the full year.

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	June 30 2004	December 31 2003	June 30 2003
Assets
Cash	$296,330	$260,823	$267,960
Securities available for sale at fair value	1,539,885	1,879,443	604,998
Purchased mortgage-backed securities available for sale at fair value	18,401	22,071	27,524
Purchased mortgage-backed securities held to maturity at cost	411,881	433,319	106,098
Mortgage-backed securities with recourse held to maturity at cost	2,083,852	3,650,048	4,667,649

Loans receivable:
Loans held for sale	107,692	124,917	502,308
Loans held for investment less allowance for loan losses	86,471,707	74,080,661	63,991,745

Total Loans Receivable	86,579,399	74,205,578	64,494,053

Interest earned but uncollected	203,145	183,761	198,639
Investment in capital stock of Federal Home Loan Banks, at cost which approximates fair value	1,318,642	1,152,339	1,132,714
Foreclosed real estate	9,885	13,904	11,027
Premises and equipment, net	376,501	360,327	355,042
Other assets	320,381	388,277	332,321

	$93,158,302	$82,549,890	$72,198,025

Liabilities and Stockholders’ Equity
Deposits	$48,611,353	$46,726,965	$44,385,717
Advances from Federal Home Loan Banks	28,712,498	22,000,234	19,927,189
Securities sold under agreements to repurchase	3,470,761	3,021,385	21,247
Federal funds purchased	-0-	-0-	265,000
Bank notes	1,786,668	3,015,854	99,990
Senior debt	2,989,726	991,257	990,467
Subordinated notes	-0-	-0-	199,955
Taxes on income	587,357	561,406	533,122
Other liabilities	434,178	285,521	363,584
Stockholders’ equity	6,565,761	5,947,268	5,411,754

	$93,158,302	$82,549,890	$72,198,025

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest Income:
Interest on loans	$931,645	$781,855	$1,810,461	$1,555,684
Interest on mortgage-backed securities	32,058	67,939	75,735	146,854
Interest and dividends on investments	14,029	21,529	31,293	46,219

	977,732	871,323	1,917,489	1,748,757
Interest Expense:
Interest on deposits	219,454	236,128	435,354	486,230
Interest on advances	82,944	69,715	155,982	139,656
Interest on repurchase agreements	8,718	13	15,640	1,282
Interest on other borrowings	23,930	23,846	48,573	51,227

	335,046	329,702	655,549	678,395

Net Interest Income	642,686	541,621	1,261,940	1,070,362
Provision for loan losses	392	3,501	633	7,980

Net Interest Income after Provision for Loan Losses	642,294	538,120	1,261,307	1,062,382

Noninterest Income:
Fees	56,635	41,920	97,309	76,431
Gain on the sale of securities, MBS and loans	6,291	21,192	9,253	36,515
Change in fair value of derivatives	59	2,793	1,141	5,646
Other	18,162	17,025	33,251	31,400

	81,147	82,930	140,954	149,992
Noninterest Expense:
General and administrative:
Personnel	137,305	110,688	268,303	215,684
Occupancy	20,744	18,988	41,138	37,477
Technology and telecommunications	19,283	20,055	40,302	40,959
Deposit insurance	1,790	1,652	3,560	3,273
Advertising	5,223	5,314	10,479	11,291
Other	23,188	20,483	43,265	38,206

	207,533	177,180	407,047	346,890

Earnings before Taxes on Income	515,908	443,870	995,214	865,484
Taxes on income	199,190	171,397	378,772	332,946

Net Earnings	$316,718	$272,473	$616,442	$532,538

Basic Earnings Per Share	$2.07	$1.79	$4.04	$3.48

Diluted Earnings Per Share	$2.04	$1.76	$3.98	$3.43

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Cash Flows from Operating Activities:
Net earnings	$316,718	$272,473	$616,442	$532,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	392	3,501	633	7,980
Amortization of net loan costs	48,245	24,845	80,208	41,837
Depreciation and amortization	11,641	10,402	22,524	20,657
Loans originated for sale	(137,828)	(613,617)	(278,059)	(1,185,058)
Sales of loans	224,874	894,345	356,463	1,698,886
Increase in interest earned but uncollected	(11,409)	(8,382)	(18,221)	(16,750)
Federal Home Loan Bank stock dividends	(9,291)	(9,796)	(18,936)	(21,471)
Decrease in other assets	57,189	7,935	67,896	202,509
Increase (decrease) in other liabilities	59,075	(32,738)	150,572	67,935
Increase (decrease) in taxes on income	(50,172)	(77,907)	15,587	62,320
Other, net	73	865	(231)	2,609

Net cash provided by operating activities	509,507	471,926	994,878	1,413,992

Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for portfolio	(12,301,760)	(7,430,478)	(21,555,391)	(13,801,794)
Real estate loans purchased	(8,108)	(970)	(9,346)	(1,070)
Other, net	(348,121)	(198,175)	(549,580)	(222,773)

	(12,657,989)	(7,629,623)	(22,114,317)	(14,025,637)
Real estate loan principal payments:
Monthly payments	391,680	345,082	762,058	659,010
Payoffs, net of foreclosures	5,843,954	4,177,111	9,882,773	7,399,418

	6,235,634	4,522,193	10,644,831	8,058,428
Purchases of mortgage-backed securities held to maturity	-0-	-0-	(19,028)	-0-
Repayments of mortgage-backed securities	261,209	548,399	525,381	1,091,561
Proceeds from sales of foreclosed real estate	15,414	12,361	27,662	24,780
Decrease (increase) in securities available for sale	(392,441)	1,684	367,870	273,196
Purchases of Federal Home Loan Bank stock	(106,023)	-0-	(148,530)	(37,185)
Additions to premises and equipment	(21,046)	(10,014)	(39,807)	(24,891)

Net cash used in investing activities	(6,665,242)	(2,555,000)	(10,755,938)	(4,639,748)

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Cash Flows from Financing Activities:
Net increase in deposits	$1,227,730	$882,482	$1,884,388	$3,346,920
Additions to Federal Home Loan Bank advances	5,018,300	3,557,300	9,550,900	6,607,300
Repayments of Federal Home Loan Bank advances	(1,111,732)	(2,512,433)	(2,838,637)	(5,315,210)
Proceeds from agreements to repurchase securities	1,800,000	1,652	3,301,503	101,697
Repayments of agreements to repurchase securities	(1,001,288)	(2,393)	(2,852,127)	(602,749)
Increase in federal funds purchased	-0-	65,000	-0-	265,000
Increase (decrease) in bank notes	(718,249)	99,990	(1,229,186)	(1,109,935)
Net proceeds from senior debt	997,284	-0-	1,995,534	-0-
Dividends on common stock	(15,268)	(12,975)	(30,494)	(26,023)
Exercise of stock options	6,578	3,499	14,686	5,625
Purchase and retirement of Company stock	-0-	(37,086)	-0-	(97,823)

Net cash provided by financing activities	6,203,355	2,045,036	9,796,567	3,174,802

Net Increase (Decrease) in Cash	47,620	(38,038)	35,507	(50,954)
Cash at beginning of period	248,710	305,998	260,823	318,914

Cash at end of period	$296,330	$267,960	$296,330	$267,960

Supplemental cash flow information:
Cash paid for:
Interest	$326,420	$332,700	$628,991	$675,143
Income taxes	249,362	249,401	363,220	270,766
Cash received for interest and dividends	966,062	864,061	1,898,105	1,733,248
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	58,051	395,182	88,182	736,952
Loans transferred to foreclosed real estate	11,124	11,709	22,672	24,500
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	10,245,617	4,766,064	10,922,830	4,766,064
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	-0-	1,024,116	-0-
Transfer of loans from held for sale to loans held for investment	5,038	68,959	6,421	79,244

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	152,119,108	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	616,442	-0-	616,442
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	17,859	17,859

Comprehensive Income						634,301
Common stock issued upon exercise of stock options, including tax benefits	630,103	63	14,623	-0-	-0-	14,686
Cash dividends on common stock ($.20 per share)		-0-	-0-	(30,494)	-0-	(30,494)

Balance at June 30, 2004	152,749,211	$15,275	$235,546	$6,099,382	$215,558	$6,565,761

	For the Six Months Ended June 30, 2003
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	153,521,103	$15,352	$198,162	$4,612,529	$199,207	$5,025,250
Net earnings		-0-	-0-	532,538	-0-	532,538
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(27,806)	(27,806)
Reclassification adjustment for gains included in income		-0-	-0-	-0-	(7)	(7)

Comprehensive Income						504,725
Common stock issued upon exercise of stock options, including tax benefits	256,400	26	5,599	-0-	-0-	5,625
Purchase and retirement of shares of Company stock	(1,326,370)	(133)	-0-	(97,690)	-0-	(97,823)
Cash dividends on common stock ($.17 per share)		-0-	-0-	(26,023)	-0-	(26,023)

Balance at June 30, 2003	152,451,133	$15,245	$203,761	$5,021,354	$171,394	$5,411,754

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

Golden West Financial Corporation

Statement of Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$316,718	$272,473	$616,442	$532,538

Weighted average common shares	152,652,032	152,582,771	152,462,835	152,963,162
Dilutive effect of outstanding common stock equivalents	2,561,516	2,509,009	2,578,346	2,461,792

Diluted average common shares outstanding	155,213,548	155,091,780	155,041,181	155,424,954

Basic earning per share	$2.07	$1.79	$4.04	$3.48

Diluted earning per share	$2.04	$1.76	$3.98	$3.43

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

Golden West Financial Corporation

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$316,718	$272,473	$616,442	$532,538
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,784)	(2,399)	(4,037)	(3,101)

Pro forma net income	$314,934	$270,074	$612,405	$529,437

Basic earning per share
As reported	$2.07	$1.79	$4.04	$3.48
Pro forma	2.06	1.77	4.02	3.46
Diluted earning per share
As reported	$2.04	$1.76	$3.98	$3.43
Pro forma	2.03	1.74	3.95	3.41

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to offset the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities.

Fair value hedges

In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by also recognizing in earnings changes in the fair value of the hedged item. To the extent that the hedge is ineffective, the changes in fair value will not offset and the difference is reflected in the Consolidated Statement of Net Earnings as “Change in Fair Value of Derivatives.”

The Company formally documents the relationship between the hedging derivative used in fair value hedges and the hedged items, as well as the risk management objective and strategy before undertaking the hedge. This process includes linking all derivative instruments that are designated as fair value hedges to the specific balance sheet item.

In June 2004, the Company entered into an interest rate swap with a notional amount of $400 million, which the Company designated as a fair value hedge, to effectively convert payments on WSB’s long-term fixed-rate debt to floating-rate payments. This interest rate swap qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. The fair value of the swap at June 30, 2004 was $1.9 million which was offset by the decrease in the fair value of the debt. As such, the change in the fair value of the swap had no impact on the Consolidated Statement of Net Earnings.

The Company discontinues hedge accounting prospectively if it determines that the derivative is no longer effective in offsetting changes in the fair value of the designated hedged item; the derivative expires or is sold, terminated, or exercised; or the derivative is no longer designated as a fair value hedge. If the Company discontinues hedge accounting because the derivative no longer qualifies as an effective fair value hedge, the derivative would continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, but the previously hedged item would no longer be adjusted for changes in fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $93.2 billion as of June 30, 2004. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary World Savings Bank, FSB (Texas) (WTX). As of June 30, 2004, the Company operated 274 savings branches in ten states and had lending operations in 38 states under the World name.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2003, as well as material changes in results of operations during the three and six month periods ended June 30, 2004 and 2003, respectively.

We have assumed that readers have reviewed or have access to the Company’s 2003 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, and for the year then ended. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission website at www.sec.gov and the Company’s website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

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

Golden West Financial Corporation

Financial Highlights (Unaudited)

(Dollars in thousands except per share figures)

	June 30 2004	December 31 2003	June 30 2003
Assets	$93,158,302	$82,549,890	$72,198,025
Loans receivable including mortgage-backed securities(a)	89,093,533	78,311,016	69,295,324
Adjustable rate mortgages including MBS(b)	85,731,774	75,238,723	66,078,182
Fixed-rate mortgages held for investment including MBS(b)	1,684,435	1,913,495	1,802,577
Fixed-rate mortgages held for sale including MBS(b)	107,692	124,917	502,308
Deposits	48,611,353	46,726,965	44,385,717
Stockholders’ equity	6,565,761	5,947,268	5,411,754

Stockholders’ equity/total assets	7.05%	7.20%	7.50%
Book value per common share	$42.98	$39.10	$35.50
Common shares outstanding	152,749,211	152,119,108	152,451,133

Yield on earning assets	4.46%	4.54%	4.90%
Cost of funds	1.69%	1.67%	1.94%
Yield on earning assets less cost of funds (primary spread)	2.77%	2.87%	2.96%

Ratio of nonperforming assets to total assets	.41%	.51%	.62%
Ratio of troubled debt restructured to total assets	.00%	.00%	.00%

Loans serviced for others with recourse	$2,646,433	$3,092,641	$2,993,881
Loans serviced for others without recourse	2,449,042	2,672,345	2,659,121

Number of Employees:
Full-time	9,140	8,457	7,488
Part-time	1,012	983	996

World Savings Bank, FSB (WSB):
Total assets	$92,702,429	$81,938,826	$72,186,501
Stockholder’s equity	6,933,935	6,289,047	5,876,612
Stockholder’s equity/total assets	7.48%	7.68%	8.14%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	7.27%	7.45%	7.91%
Total risk-based capital	13.90%	14.16%	14.87%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$11,920,601	$9,789,764	$8,089,273
Stockholder’s equity	624,462	504,735	471,523
Stockholder’s equity/total assets	5.24%	5.16%	5.83%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.24%	5.16%	5.83%
Total risk-based capital	23.65%	22.88%	26.06%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.
(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.
(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Golden West Financial Corporation

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Real estate loans originated	$12,439,588	$8,044,095	$21,833,450	$14,986,852
New adjustable rate mortgages as a percentage of real estate loans originated	99%	91%	98%	91%
Refinances as a percentage of real estate loans originated	71%	70%	72%	71%

Deposits increase	$1,227,730	$882,482	$1,884,388	$3,346,920

Net earnings	316,718	272,473	616,442	532,538
Basic earnings per share	2.07	1.79	4.04	3.48
Diluted earnings per share	2.04	1.76	3.98	3.43

Cash dividends on common stock	$.100	$.085	$.200	$.170
Average common shares outstanding	152,652,032	152,582,771	152,462,835	152,963,162
Average diluted common shares outstanding	155,213,548	155,091,780	155,041,181	155,424,954

Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	19.79%	20.50%	19.72%	20.40%
Net earnings/average assets (ROA)	1.41%	1.53%	1.42%	1.51%
Net interest margin(b)	2.91%	3.13%	2.94%	3.13%
General and administrative expense/average assets	.93%	.99%	.94%	.99%
Efficiency ratio(c)	28.67%	28.37%	29.01%	28.43%

(a)	Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six month period and dividing by four and seven, respectively.
(b)	Net interest margin is net interest income divided by average earning assets.
(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

The consolidated condensed statement of financial condition shown in the table below presents the Company’s major asset, liability, and equity components in percentage terms at June 30, 2004, December 31, 2003, and June 30, 2003. The reader is referred to page 46 of the Company’s 2003 Annual Report on Form 10-K for similar information for the years 2001 through 2003 and a discussion of the changes in the composition of the Company’s assets and liabilities in those years.

TABLE 1

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	June 30 2004	December 31 2003	June 30 2003
Assets:
Cash and investments	2.0%	2.6%	1.2%
Loans receivable and MBS	95.6	94.9	96.0
Other assets	2.4	2.5	2.8

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	52.2%	56.6%	61.5%
FHLB advances	30.8	26.7	27.6
Other borrowings	8.9	8.5	2.2
Other liabilities	1.1	1.0	1.2
Stockholders’ equity	7.0	7.2	7.5

	100.0%	100.0%	100.0%

As the above table shows, deposits represent the majority of the Company’s liabilities. The largest asset component is loans receivable and MBS, which consists primarily of residential mortgages. The Company emphasizes ARMs – loans with interest rates that change periodically in accordance with movements in specified indexes.

Almost all of the Company’s ARMs have rates that change monthly based on one of the following three indexes plus a margin:

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

Most of the ARMs the Company currently originates allow borrowers to select an initial monthly payment amount for an interim period after origination, typically one year, that is lower than the payment amount that would be necessary to fully amortize the loan over its scheduled maturity at its initial rate and term. The borrower’s monthly payment is reset annually.

The new monthly payment amount each year is based on the amount that is sufficient to amortize the outstanding loan balance at the then applicable interest rate on the loan over the remaining term of the loan. However, the new monthly payment for the year may increase by no more than 7.5% of the prior year’s monthly payment amount. Every five years, beginning with either the fifth or the tenth annual monthly payment change, the new monthly payment amount may be reset without regard to the 7.5% payment increase limitation to the amount that would fully amortize the loan over its remaining term.

If the borrower’s monthly payment is not large enough to pay the monthly interest owed on the loan, the unpaid interest is added to the outstanding loan balance as deferred interest. Interest then accrues on the new loan balance. The borrower may pay down the balance of deferred interest in whole or in part at any time. Deferred interest may occur as long as the loan balance remains below either 125% or 110% of the original mortgage amount. The 125% cap applies to loans with original loan to value ratios at or below 85%, while the 110% cap applies to loans with original loan to value ratios above 85%. If the loan balance reaches the applicable limits, additional deferred interest would not be allowed to accrue and the monthly payment would increase to amortize the loan over its remaining term.

In addition, the Company originates a small volume of ARMs with initial interest rates and monthly payments fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually as described above.

From time to time, as part of the Company’s loan retention efforts, the Company may waive or temporarily modify certain terms of a loan. Additionally, at the borrower’s request, the Company may convert an ARM to a fixed-rate mortgage. The Company sells most fixed-rate mortgages that were converted from ARMs.

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

The gap table on page 16 shows the volume of assets and liabilities that reprice within certain time periods as of June 30, 2004. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company’s earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West’s repricing assets and liabilities do not respond equally to changes in the interest rates due to the built-in reporting and repricing lags inherent in the adjustable rate mortgage indexes used by the Company. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes.

Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. On balance, the reporting and repricing lags cause the Company’s assets to initially reprice more slowly than the Company’s liabilities.

CODI, which is the index Golden West uses to determine the rate on $40 billion of its existing adjustable rate mortgages, has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average and consequently trails changes in short-term market interest rates.

COSI, which is the index Golden West uses to determine the rate on $27 billion of its existing adjustable rate mortgages, has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. However, the COSI repricing lag is offset by the same repricing lag on the Company’s deposits.

COFI, which is the index Golden West uses to determine the rate on $16 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District’s cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit and fixed-rate borrowings, do not reprice each month. In addition, when certificates of deposits do reprice, they may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company’s liabilities.

TABLE 2

Repricing of Earning Assets and Interest-Bearing

Liabilities, Repricing Gaps, and Gap Ratio

As of June 30, 2004

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$1,538	$2	$-0-	$-0-	$1,540
MBS:
Adjustable rate	1,982	-0-	-0-	-0-	1,982
Fixed-rate	32	73	229	198	532
Loans receivable:(b) (c)
Adjustable rate	83,549	1,067	326	-0-	84,942
Fixed-rate held for investment	122	232	479	330	1,163
Fixed-rate held for sale	106	-0-	-0-	-0-	106
Other(d)	1,530	3	-0-	133	1,666

Total	$88,859	$1,377	$1,034	$661	$91,931

Interest-Bearing Liabilities:
Deposits(e)	$40,346	$4,751	$3,512	$2	$48,611
FHLB advances	27,433	202	481	596	28,712
Other borrowings	6,855	-0-	898	495	8,248
Impact of interest rate swaps	400	-0-	(400)	-0-	-0-

Total	$75,034	$4,953	$4,491	$1,093	$85,571

Repricing gap	$13,825	$(3,576)	$(3,457)	$(432)	$6,360

Cumulative gap	$13,825	$10,249	$6,792	$6,360

Cumulative gap as a percentage of total assets	14.8%	11.0%	7.3%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)	Excludes nonaccrual loans (90 days or more past due).
(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.
(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.
(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

The Company’s principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. At June 30, 2004, ARMs constituted 98% of the Company’s loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At June 30, 2004, such monthly adjustable mortgages accounted for 96% of the Company’s ARM portfolio. Additionally, the Company emphasizes home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company’s cost of deposits and CODI-indexed ARMs follow the Company’s cost of borrowings. ARMs indexed to COSI and CODI constituted 96% of the ARM originations for the first half of 2004 and 79% of the ARM portfolio at June 30, 2004. While the index strategy has improved the match between Golden West’s ARM portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company’s ARMs and liabilities, primarily due to lags in the repricing of the indexes, particularly CODI and COFI. In addition to the index lags, structural features of ARM loans can have an impact on earnings. These elements include interest rate caps or limits on individual rate changes, interest rate floors, the interest rate adjustment frequency of ARM loans, and introductory fixed rates on new ARM loans.

When the interest rate environment changes, the index lags and ARM structural features cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and restraining earnings when rates are rising.

From time to time, the Company enters into interest rate swaps as part of its interest rate-risk management strategy in order to offset the repricing characteristics of designated assets and liabilities (see Interest Rate Swaps on pages 40 and 41).

Cash and Investments

At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had securities available for sale in the amount of $1.5 billion, $1.9 billion and $605 million, respectively, including unrealized gains on securities available for sale of $351 million, $323 million, and $280 million, respectively. Included in the available for sale investments at June 30, 2004 was Freddie Mac stock with a cost basis of $6 million and a market value of $356 million. At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective “retained interests” requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. As of June 30, 2004, the Company has retained all of the beneficial interest in these MBS securitizations, and therefore, the securitizations formed after March 31, 2001 are securities classified as Securitized Loans and included in Loans Receivable in accordance with SFAS 140. Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

During the first quarter of 2004, the Company desecuritized $1.0 billion of MBS-REMICs that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable. This desecuritization led to a decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on mortgage-backed securities. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

The following table shows the components of the Company’s loans receivable portfolio and MBS at June 30, 2004, December 31, 2003, and June 30, 2003.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	June 30 2004	December 31 2003	June 30 2003
Loans	$56,820,000	$49,937,769	$43,762,348
Securitized loans(a)(b)	28,189,767	23,233,928	19,819,448
Other(c)	1,569,632	1,033,881	912,257

Total loans receivable	86,579,399	74,205,578	64,494,053

MBS-REMICs	2,083,852	3,650,048	4,667,649
Purchased MBS	430,282	455,390	133,622

Total MBS	2,514,134	4,105,438	4,801,271

Total loans receivable and MBS	$89,093,533	$78,311,016	$69,295,324

(a)	Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.
(b)	Includes $14.3 billion at June 30, 2004 of loans securitized with Fannie Mae with the underlying loans being subject to full credit recourse to the Company.
(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

The balance of loans receivable and MBS is affected by loan originations and loan and MBS repayments. Repayments from loans receivable and MBS were $6.5 billion and $11.2 billion for the three and six months ended June 30, 2004 as compared to $5.1 billion and $9.1 billion for the same periods in 2003. These repayments were higher in 2004 as compared to 2003 due to an increase in the portfolio balance and an increase in the prepayment rate.

Loans Receivable and Lending Operations

New loan originations amounted to $12.4 billion and $21.8 billion for the three and six months ended June 30, 2004 compared to $8.0 billion and $15.0 billion for the same periods in 2003. The volume of the Company’s originations increased substantially in 2004 versus the prior year due to an increase in the popularity of adjustable rate mortgages, the Company’s principal product. ARMs increased significantly as a percentage of mortgage originations nationwide because the rates and payments on these loans remained lower than those on the more traditional fixed-rate mortgages. The Company was able to take advantage of the favorable environment for ARM lending in the first half of 2004 because of prior investments that increased the capacity of Golden West’s loan operations. Loans made for the purpose of refinancing existing mortgage debt continued to be a substantial proportion of the Company’s origination volume, constituting 71% and 72%, respectively, of new loan originations for the three and six months ended June 30, 2004, compared to 70% and 71%, respectively, for the three and six months ended June 30, 2003.

At June 30, 2004, the Company had lending operations in 38 states. The largest source of mortgage origination volume was loans secured by residential properties in California. For the three and six months ended June 30, 2004 and 2003, 67% of total loan originations were on residential properties in California. The five largest states, other than California, for originations for the six months ended June 30, 2004, were Florida, New Jersey, Illinois, Texas, and Nevada with a combined total of 16% of total originations. The percentage of the total loan portfolio (including MBS with recourse) that was comprised of residential loans in California was 63% at June 30, 2004 and 64% at December 31, 2003 and June 30, 2003.

First mortgages originated for portfolio (excluding equity lines of credit or “ELOCs”), amounted to $12.0 billion and $21.0 billion for the three and six months ended June 30, 2004, compared to $7.2 billion and $13.5 billion for the same periods in 2003. First mortgages originated for sale amounted to $126 million and $249 million for the three and six months ended June 30, 2004, compared to $583 million and $1.1 billion for the same periods in 2003. During the second quarter and first six months of 2004, $58 million and $88 million of loans and MBS were converted at the customer’s request from adjustable rate to fixed-rate mortgages compared to $395 million and $737 million for the same periods in 2003. The Company sells most of its new and converted fixed-rate loans. For the three and six months ended June 30, 2004, the Company sold $188 million and $319 million of fixed-rate first mortgage loans compared to $871 million and $1.7 billion for the same periods in 2003.

Golden West originates ARMs indexed primarily to CODI, COSI, and COFI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West’s ARM originations constituted 99% and 98% of new mortgage volume for the second quarter and first half of 2004 compared to 91% for the same periods in 2003. The following table shows the distribution of ARM originations by index for the second quarter and first six months of 2004 and 2003.

TABLE 4

Adjustable Rate Mortgage Originations by Index

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
ARM Index	2004	2003	2004	2003
CODI	$8,188,700	$4,383,851	$13,928,536	$8,366,268
COSI	3,633,654	2,279,614	6,723,877	3,976,039
COFI	149,617	463,069	290,056	917,661
Prime(a)	285,376	184,456	526,358	335,097

	$12,257,347	$7,310,990	$21,468,827	$13,595,065

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 98% at June 30, 2004 compared to 97% at December 31, 2003 and June 30, 2003. The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at June 30, 2004, December 31, 2003, and June 30, 2003.

TABLE 5

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	June 30 2004	December 31 2003	June 30 2003
CODI	$40,110,000	$30,243,337	$20,570,490
COSI	27,376,544	24,535,095	22,122,917
COFI	15,627,349	18,207,868	21,541,854
Prime(a)	2,258,440	1,827,435	1,313,719
Other(b)	359,441	424,988	529,202

Total	$85,731,774	$75,238,723	$66,078,182

(a)	ELOCs tied to the Prime Rate.
(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company’s ARM loan portfolio (including securitized ARM loans and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.20% or 7.48% above the actual weighted average rate at June 30, 2004, versus 12.20% or 7.42% above the actual weighted average rate at December 31, 2003 and 12.20% or 7.14% above the actual weighted average rate at June 30, 2003.

At June 30, 2004, approximately $5.1 billion of the Company’s ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2004, $2.1 billion of ARM loans had reached their rate floors compared to $2.3 billion at December 31, 2003 and $2.5 billion at June 30, 2003. The weighted average floor rate on the loans that had reached their floor was 5.32% at June 30, 2004 compared to 5.43% at December 31, 2003 and 5.56% at June 30, 2003. Without the floor, the average rate on these loans would have been 4.28% at June 30, 2004, 4.38% at December 31, 2003 and 4.68% at June 30, 2003.

Most of the Company’s loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust, a portion of which are in the form of fixed-rate loans. The Company’s fixed-rate second mortgage originations amounted to $33 million and $70 million, respectively, for the second quarter and first six months of 2004 compared to $35 million and $63 million for the same periods in 2003. The outstanding balance of fixed-rate seconds amounted to $127 million, $138 million, and $173 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The table below shows the amounts of new ELOCs established for the second quarter and first six months of 2004 and 2003.

TABLE 6

New Equity Lines of Credit Established

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
New ELOCs established	$579,975	$365,157	$1,055,054	$648,837

The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company’s ELOCs at June 30, 2004, December 31, 2003, and June 30, 2003.

TABLE 7

Equity Line of Credit

Outstanding Balance and Maximum Total Line of Credit Available

(Dollars in thousands)

	June 30 2004	December 31 2003	June 30 2003
ELOC outstanding balance	$2,258,440	$1,827,435	$1,313,719

ELOC maximum total line of credit available	$3,396,242	$2,748,076	$1,980,833

The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the second quarter and first six months of 2004, 10% of total loans originated exceeded 80% of the appraised value of the property. During the second quarter and first six months of 2003, 11% of total loans originated exceeded 80% of the appraised value of the property.

The Company takes steps to reduce the potential credit risk with respect to loans with a loan to value (LTV) or a combined loan to value (the sum of the first and second loan balances as a percentage of total value or “CLTV”) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Historically, the Company has sold without recourse a significant portion of its fixed-rate second mortgage originations. Sales of second mortgages amounted to $37 million for the second quarter and first six months of 2004 as compared to $24 million and $40 million for the same periods in 2003. Fixed-rate seconds held for sale amounted to $39 million at June 30, 2004 compared to $58 million at December 31, 2003 and $46 million at June 30, 2003. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows first mortgage originations with LTV ratios greater than 80% for the three and six months ended June 30, 2004 and 2003.

TABLE 8

First Mortgage Originations With

Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
First mortgages with LTV ratios greater than 80%:
With mortgage insurance	$20,379	$74,674	$46,269	$142,364
With no mortgage insurance	27,218	9,028	44,084	24,981

	$47,597	$83,702	$90,353	$167,345

The following table shows at June 30, 2004 and 2003 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%. LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 9

Balance of First Mortgages With Original and Current

Loan to Value Ratios Greater Than 80%(a)

(Dollars in thousands)

	As of June 30
	2004	2003
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$515,014	$596,589
With no mortgage insurance	155,615	215,700

	$670,629	$812,289

(a)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

The following table shows originations with combined first and second mortgages where the combined loan to value (CLTV) ratio is greater than 80% for the three and six months ended June 30, 2004 and 2003.

TABLE 10

Mortgage Originations With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
First and second mortgages with combined loan to value ratios greater than 80%:(a)
With pool insurance on second mortgages	$1,049,639	$598,188	$1,910,645	$1,113,913
With no pool insurance	95,135	179,399	223,264	330,266

	$1,144,774	$777,587	$2,133,909	$1,444,179

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. In addition, this table only includes firsts and seconds originated together in the same month.

The following table shows at June 30, 2004 and 2003 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value.

TABLE 11

Balance of Mortgages With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	As of June 30
	2004	2003
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$5,752,841	$4,134,718
With no pool insurance	603,119	365,891

	$6,355,960	$4,500,609

The following tables show the Company’s loan portfolio by state at June 30, 2004 and 2003.

TABLE 12

Loan Portfolio by State

June 30, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	1 – 4	5+
Northern California	$29,255,391	$1,774,923	$10,165	$31,040,479		35.64%
Southern California	22,535,838	1,474,714	1,891	24,012,443		27.57
Florida	5,013,709	57,328	14	5,071,051		5.82
New Jersey	3,602,398	-0-	369	3,602,767		4.14
Texas	3,021,298	136,950	204	3,158,452		3.63
Illinois	2,106,046	141,360	-0-	2,247,406		2.58
Washington	1,481,845	706,182	-0-	2,188,027		2.51
Colorado	1,672,124	177,767	3,853	1,853,744		2.13
Other(a)	13,716,573	190,546	1,184	13,908,303		15.98

Totals	$82,405,222	$4,659,770	$17,680	87,082,672		100.00%

Loans on deposits				10,947
Other(b)				1,569,632

Total loans receivable and MBS with recourse				88,663,251
MBS with recourse				(2,083,852	)(c)

Total loans receivable				$86,579,399

(a)	All states included in Other have total loan balances less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The balances for each state include the June 30, 2004 balances of loans that were securitized and retained as MBS with recourse.

TABLE 13

Loan Portfolio by State

June 30, 2003

(Dollars in thousands)

	Residential Real Estate		Land	Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	1 – 4	5+
Northern California	$22,821,613	$1,781,209	$-0-	$11,644	$24,614,466		36.07%
Southern California	17,358,671	1,541,633	-0-	2,277	18,902,581		27.70
Florida	3,743,763	50,638	-0-	59	3,794,460		5.56
New Jersey	2,608,881	-0-	-0-	886	2,609,767		3.82
Texas	2,722,440	126,384	-0-	315	2,849,139		4.18
Illinois	1,602,571	128,801	-0-	-0-	1,731,372		2.54
Washington	1,297,354	696,725	-0-	-0-	1,994,079		2.92
Colorado	1,418,047	183,057	-0-	4,052	1,605,156		2.35
Other(a)	9,972,141	161,569	1	1,828	10,135,539		14.86

Totals	$63,545,481	$4,670,016	$1	$21,061	68,236,559		100.00%

Loans on deposits					12,886
Other(b)					912,257

Total loans receivable and MBS with recourse					69,161,702
MBS with recourse					(4,667,649	)(c)

Total loans receivable					$64,494,053

(a)	All states included in Other have total loan balances less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The balances for each state include the June 30, 2003 balances of loans that were securitized and retained as MBS with recourse.

Loans receivable repayments consist of monthly loan amortization and loan payoffs. For the three and six months ended June 30, 2004, loan repayments (excluding MBS) were $6.2 billion and $10.6 billion, compared to $4.5 billion and $8.1 billion for the same periods of 2003. The increase in loan repayments was primarily due to an increase in the balance of loans receivable and an increase in the prepayment rate.

Securitized Loans

The Company securitized $10.2 billion and $10.9 billion of loans during the second quarter and first six months of 2004. During the second quarter and first six months of 2003, the Company securitized $4.8 billion of loans. These securities are available to be used as collateral for borrowings and are classified as loans receivable on the Consolidated Statement of Financial Condition.

Mortgage-Backed Securities

At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had MBS held to maturity in the amount of $2.5 billion, $4.1 billion, and $4.8 billion, respectively. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The decrease in MBS held to maturity from June 30, 2003 to June 30, 2004 was due to prepayments and due to the desecuritization of $1.0 billion MBS-REMICs in the first quarter of 2004. Partially offsetting the decrease in MBS held to maturity was the purchase of $19 million of MBS for Community Reinvestment Act purposes.

At June 30, 2004, December 31, 2003, and June 30, 2003, the Company had MBS available for sale in the amount of $18 million, $22 million, and $28 million, respectively, including net unrealized gains on MBS available for sale of $59 thousand at June 30, 2004, $91 thousand at December 31, 2003, and $143 thousand at June 30, 2003.

Repayments of MBS during the second quarter and first six months of 2004 were $261 million and $525 million compared to $548 million and $1.1 billion during the same periods of 2003. MBS repayments were lower during the first half of 2004 as compared to the first half of 2003 due to the decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others. When the servicing rights are retained by the Company upon the sale of loans, the allocated cost of these rights is then capitalized as an asset. The amount capitalized is based on the relative fair value of the servicing rights and the mortgage loan on the date the mortgage loan is sold. Capitalized mortgage servicing rights (CMSRs) are included in “Other assets” on the Consolidated Statement of Financial Condition. The following table shows the changes in capitalized mortgage servicing rights for the three and six months ended June 30, 2004 and 2003.

TABLE 14

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Beginning balance of CMSRs	$82,503	$74,192	$88,967	$69,448
New CMSRs from loan sales	3,424	16,683	6,613	29,162
Amortization of CMSRs	(9,710)	(8,815)	(19,363)	(16,550)

Ending balance of CMSRs	$76,217	$82,060	$76,217	$82,060

The CMSR balance decreased during 2004 due to the low level of fixed-rate loan sales and the high level of amortization due to loan repayments.

The estimated amortization of the June 30, 2004 balance for the remainder of 2004 and the five years ending 2009 is $18.8 million (2004), $27.7 million (2005), $18.1 million (2006), $8.9 million (2007), $2.6 million (2008), and $128 thousand (2009). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

CMSRs are reviewed monthly for impairment based on fair value. The estimated fair value of CMSRs as of June 30, 2004, December 31, 2003, and June 30, 2003 was $79 million, $95 million, and $83 million, respectively. The book value of the Company’s CMSRs did not exceed the fair value at June 30, 2004, December 31, 2003, or June 30, 2003 and, therefore, no reserve was required to adjust the servicing rights to their fair value.

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

TABLE 15

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	June 30 2004	December 31 2003	June 30 2003
Nonaccrual loans	$368,502	$410,064	$436,595
Foreclosed real estate	9,885	13,904	11,027

Total nonperforming assets	$378,387	$423,968	$447,622

TDRs	$3,832	$3,105	$1,539

Ratio of NPAs to total assets	.41%	.51%	.62%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.41%	.51%	.62%

The balance of NPAs at June 30, 2004, December 31, 2003 and June 30, 2003 reflected the impact of the improving economy and the continued strong housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to a recovery of $1.6 million and $465 thousand for the three and six months ended June 30, 2004, compared to a recovery of $24 thousand for the second quarter of 2003 and an expense of $2 million for the six months ended June 30, 2003.

The following tables show the Company’s NPAs by state as of June 30, 2004 and 2003.

TABLE 16

Nonperforming Assets by State

June 30, 2004

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate	Total NPAs	NPAs as a % of Loans
State	1 – 4	5+		1-4	5+
Northern California	$103,961	$869	$22	$1,201	$-0-	$-0-	$106,053.34%
Southern California	53,472	266	104	-0-	-0-	-0-		53,842.22
Florida	22,764	-0-	-0-	152	-0-	-0-		22,916.45
New Jersey	23,001	-0-	-0-	712	-0-	-0-		23,713.66
Texas	42,673	-0-	-0-	2,796	-0-	-0-	45,469	1.44
Illinois	16,297	-0-	-0-	-0-	-0-	-0-		16,297.73
Washington	13,868	423	-0-	786	-0-	-0-		15,077.69
Colorado	9,997	60	-0-	-0-	-0-	-0-		10,057.54
Other(c)	80,725	-0-	-0-	4,238	-0-	-0-		84,963.61

Totals	$366,758	$1,618	$126	$9,885	$-0-	$-0-	$378,387.43%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The June 30, 2004 balances include loans that were securitized into MBS with recourse.
(c)	All states included in Other have total loan balances less than 2% of total loans.

TABLE 17

Nonperforming Assets by State

June 30, 2003

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate	Total NPAs	NPAs as a % of Loans
State	1 – 4	5+		1-4	5+
Northern California	$115,966	$574	$6	$605	$-0-	$-0-	$117,151.48%
Southern California	94,607	464	209	613	-0-	-0-		95,893.51
Florida	31,489	-0-	-0-	323	-0-	-0-		31,812.84
New Jersey	19,069	-0-	249	132	-0-	-0-		19,450.75
Texas	37,234	-0-	-0-	3,557	-0-	420	41,211	1.45
Illinois	16,073	-0-	-0-	464	-0-	-0-		16,537.96
Washington	16,266	-0-	-0-	1,070	-0-	-0-		17,336.87
Colorado	7,756	62	-0-	183	-0-	-0-		8,001.50
Other(c)	93,567	3,004	-0-	3,660	-0-	-0-		100,231.99

Totals	$432,027	$4,104	$464	$10,607	$-0-	$420	$447,622.66%

(a)	Nonaccruals loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The June 30, 2003 balances include loans that were securitized into MBS with recourse.
(c)	All states included in Other have total loan balances less than 2% of total loans.

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

The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003.

TABLE 18

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Beginning allowance for loan losses	$289,351	$284,673	$289,937	$281,097
Provision for losses charged to expense	392	3,501	633	7,980
Loans charged off	(163)	(429)	(1,227)	(1,478)
Recoveries	416	123	653	269

Ending allowance for loan losses	$289,996	$287,868	$289,996	$287,868

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity			.33%	.42%

Ratio of allowance for loan losses to NPAs			76.6%	64.3%

Deposits

The Company raises deposits through its retail branch system, through the Internet, and, from time to time, through the money markets.

Retail deposits increased during the second quarter of 2004 by $1.2 billion, including interest credited of $203 million, compared to an increase of $882 million, including interest credited of $219 million in the second quarter of 2003. The substantial retail deposit growth reported for the second quarter of 2004 reflected favorable customer response to increased rates offered on the Company’s promoted products in response to rising interest rates. Retail deposits increased during the first half of 2004 by $1.9 billion, including interest credited of $387 million, compared to an increase of $3.3 billion, including interest credited of $430 million in the first half of 2003. Retail deposit growth was lower during the first half of 2004 as compared to 2003 primarily because of the exceptionally strong net inflows experienced during the first three months of 2003. At June 30, 2004, transaction accounts (which include checking, passbook, and money market deposit accounts) represented 71% of the total balance of deposits down from 76% at March 31, 2004 and 72% at June 30, 2003.

The weighted average cost of deposits was 1.88% at June 30, 2004, 1.85% at both March 31, 2004 and December 31, 2003, and 2.12% June 30, 2003.

The table below shows the Company’s deposits by interest rate and by remaining maturity at June 30, 2004 and 2003.

TABLE 19

Deposits

(Dollars in millions)

	June 30
	2004		2003
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.44%	$5,996	1.58%	$5,043
Passbook accounts	.40	501.50		463
Money market deposit accounts	1.75	28,027	1.99	26,578
Term certificate accounts with original maturities of:
4 weeks to 1 year	1.76	7,002	1.42	4,077
1 to 2 years	1.28	2,125	1.93	3,147
2 to 3 years	2.34	1,362	3.32	1,842
3 to 4 years	3.54	1,312	4.11	1,278
4 years and over	4.68	2,244	4.94	1,883
Retail jumbo CDs	1.91	42	3.79	75

		$48,611		$44,386

Deposits by remaining maturity:
No contractual maturity	1.68%	$34,524	1.90%	$32,084
Maturity within one year	1.97	10,572	2.07	8,579
1 to 5 years	3.59	3,512	4.04	3,715
Over 5 years	3.60	3	4.42	8

		$48,611		$44,386

Advances from Federal Home Loan Banks

The Company uses borrowings from the FHLBs, also known as “advances,” to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs owned by the Company. FHLB advances amounted to $28.7 billion at June 30, 2004, compared to $22.0 billion at December 31, 2003 and $19.9 billion at June 30, 2003.

Other Borrowings

The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company’s portfolio as collateral. Reverse Repos with dealers and banks amounted to $3.5 billion, $3.0 billion, and $21 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

At June 30, 2004 and December 31, 2003, Golden West, at the holding company level, had no subordinated debt outstanding as compared to $200 million at June 30, 2003. As of June 30, 2004, Golden West’s subordinated debt ratings were A2 and A by Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), respectively.

At June 30, 2004, Golden West, at the holding company level, had $992 million of senior debt outstanding as compared to $991 million at December 31, 2003 and $990 million at June 30, 2003. As of June 30, 2004 Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively.

WSB has a bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. At June 30, 2004, December 31, 2003, and June 30, 2003, WSB had $1.8 billion, $3.0 billion, and $100 million, respectively, of bank notes outstanding. As of June 30, 2004, WSB’s bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

WSB may issue long-term wholesale deposits and long-term unsecured senior debt. In March 2004, WSB issued $700 million of two-year unsecured floating-rate senior notes and $300 million of five-year unsecured floating-rate senior notes. In June 2004, WSB issued $600 million of three-year unsecured floating-rate senior notes and $400 million of five-year unsecured fixed-rate senior notes. At the same time, the Company entered into an interest rate swap, which the Company designated as a fair value hedge, to effectively convert the payments on $400 million of fixed-rate senior debt to floating-rate payments. See Interest Rate Swaps discussion on pages 40 and 41. At June 30, 2004, WSB had $2.0 billion of long-term unsecured senior debt outstanding. At December 31, 2003 and June 30, 2003, WSB had no senior debt outstanding. At June 30, 2004 and 2003, WSB had no long-term wholesale deposits outstanding. As of June 30, 2004, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

Stockholders’ Equity

The Company’s stockholders’ equity amounted to $6.6 billion, $5.9 billion, and $5.4 billion at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. Stockholders’ equity increased by $618 million during the first half of 2004 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. The Company’s stockholders’ equity increased by $387 million during the first half of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $98 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders’ equity at June 30, 2004, December 31, 2003, and June 30, 2003 were $216 million, $198 million, and $171 million, respectively.

Since 1993, through five separate actions, the Company’s Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West’s common stock. As of June 30, 2004, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 1993. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company. The Company did not repurchase any shares during the first six months of 2004 and 9,328,179 shares remained available for purchase under the Company’s stock repurchase program as of June 30, 2004.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that the Office of Thrift Supervision (OTS) and other bank regulatory agencies assign banks to one of the following five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The OTS regulations provide that a savings institution is “well-capitalized” if its core (or leverage) ratio is at least 5% of adjusted total assets, its Tier 1 risk-based capital ratio is at least 6% of risk-weighted assets, its total risk-based capital ratio is at least 10% of risk-weighted assets and the institution is not subject to a capital directive.

As used in the discussion, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of June 30, 2004, the most recent notification from the OTS categorized WSB and WTX as “well-capitalized” under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the “well-capitalized” status categorization of WSB or WTX.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at June 30, 2004 and 2003.

TABLE 20

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of June 30, 2004

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL RE QUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$6,710,396	7.27%	$1,385,374	1.50%	—	—
Tier 1 (core or leverage)	6,710,396	7.27	3,694,330	4.00	$4,617,912	5.00%
Tier 1 risk-based	6,710,396	13.32	—	—	3,022,185	6.00
Total risk-based	6,999,365	13.90	4,029,580	8.00	5,036,976	10.00

WTX
Tangible	$624,462	5.24%	$178,809	1.50%	—	—
Tier 1 (core or leverage)	624,462	5.24	476,824	4.00	$596,030	5.00%
Tier 1 risk-based	624,462	23.61	—	—	158,691	6.00
Total risk-based	625,526	23.65	211,588	8.00	264,485	10.00

TABLE 21

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of June 30, 2003

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$5,694,511	7.91%	$1,079,593	1.50%	—	—
Tier 1 (core or leverage)	5,694,511	7.91	2,878,916	4.00	$3,598,645	5.00%
Tier 1 risk-based	5,694,511	14.16	—	—	2,412,669	6.00
Total risk-based	5,980,883	14.87	3,216,892	8.00	4,021,115	10.00

WTX
Tangible	$471,523	5.83%	$121,344	1.50%	—	—
Tier 1 (core or leverage)	471,523	5.83	323,584	4.00	$404,480	5.00%
Tier 1 risk-based	471,523	26.03	—	—	108,706	6.00
Total risk-based	472,083	26.06	144,941	8.00	181,176	10.00

Results Of Operations

Net Earnings

Net earnings for the three months ended June 30, 2004 were $317 million compared to net earnings of $272 million for the three months ended June 30, 2003. Net earnings for the six months ended June 30, 2004 were $616 million compared to net earnings of $533 million for the six months ended June 30, 2003. Net earnings increased in 2004 as compared to 2003 primarily as a result of increased net interest income and a lower provision for loan losses, partially offset by an increase in general and administrative expenses and a decrease in noninterest income.

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

Net interest income amounted to $643 million and $1.3 billion, respectively, for the three and six months ended June 30, 2004 as compared to $542 million and $1.1 billion for the same periods in 2003. These amounts represented 19% and 18% increases, respectively, over the previous year.

The increase in net interest income in 2004 compared with the prior year resulted primarily from the growth in the loan portfolio, the Company’s principal earning asset. Between June 30, 2003 and June 30, 2004, the Company’s earning asset balance increased by $21.0 billion or 30%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2004 was a decrease for the six months ended June 30, 2004 in the Company’s average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

The level and movement of the Company’s primary spread are influenced by a variety of factors including: the amount and speed of movements in market interest rates; the shape of the yield curve, that is the difference between short-term and long-term interest rates; competition in the home lending market, which influences the pricing of the Company’s adjustable and fixed-rate mortgage products; the Company’s efforts to attract deposits and competition in the retail savings market, which influence the pricing of the Company’s deposit products; and the prices that the Company pays for its borrowings. On a year-to-year basis, the most significant factor that leads to changes in the Company’s primary spread is market interest rate movements, as discussed below.

Fluctuations in short-term market interest rates affect both the cost of the Company’s liabilities and the yield on the Company’s ARM assets. However, the liabilities tend to be affected more quickly than the assets, mainly due to the reporting and repricing lags inherent in the ARM indexes used in the Company’s loan products (described on pages 13 through 15). This timing disparity can affect the Company’s primary spread temporarily until the indexes are able to reflect, or “catch up” with, the market rates. The following chart summarizes the different relationships the indexes and the market interest rates could have at any point in time, and the expected impact on the Company’s primary spread.

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

For the five years ended June 30, 2004, which included periods of both falling and rising interest rates, the Company’s primary spread averaged 2.65%.

During the second quarter of 2004, short-term market interest rates began to rise in anticipation of the June 30, 2004 action by the Federal Reserve’s Open Market Committee to raise the Federal Funds rate, a key short-term interest rate, by .25% from 1.00% to 1.25%. As a consequence, the Company’s cost of funds, which is related primarily to the level of short-term market interest rates, also began to increase. At the same time, the yield on Golden West’s earning assets declined a few basis points, because the indexes underlying the Company’s large adjustable rate mortgage portfolio were still catching up to previous interest rate declines. As a result, the Company’s second quarter 2004 average primary spread was lower than in the same period in 2003 and lower than in the first quarter of 2004.

The table below shows the components of the Company’s primary spread at June 30, 2004, December 31, 2003, and June 30, 2003.

TABLE 22

Yield on Earning Assets,

Cost of Funds, and Primary Spread

At Period End

	June 30 2004	December 31 2003	June 30 2003
Yield on loan portfolio and MBS	4.50%	4.61%	4.92%
Yield on investments	1.35	.93	1.27

Yield on earning assets	4.46	4.54	4.90

Cost of deposits	1.88	1.85	2.12
Cost of borrowings	1.43	1.37	1.58

Cost of funds	1.69	1.67	1.94

Primary spread	2.77%	2.87%	2.96%

The following tables set forth certain information with respect to the yields earned and rates paid on the Company’s earning assets and interest-bearing liabilities for the three and six months ended June 30, 2004 and 2003.

TABLE 23

Average Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Investments	$1,192,546	1.59%	1.35%	$3,259,868	1.44%	1.27%
Loans receivable and MBS(b)	85,178,143	4.53	4.50	67,903,502	5.01	4.92
Invest. in capital stock of FHLBs	1,232,718	3.01	n/a (c)	1,125,714	3.48	n/a (c)

Earning assets	$87,603,407	4.46%		$72,289,084	4.82%

LIABILITIES
Deposits:
Checking accounts	$5,751,537	1.39%	1.44%	$4,924,296.04%		1.58%
Savings accounts	29,972,618	1.71	1.73	26,337,367	2.27	1.96
Term accounts	11,951,612	2.38	2.38	12,638,724	2.72	2.67

Total deposits	47,675,767	1.84	1.88	43,900,387	2.15	2.12
Advances from FHLBs	26,479,432	1.25	1.35	19,853,519	1.40	1.37
Reverse repurchases	3,039,176	1.15	1.29	21,857.24		.29
Other borrowings	4,934,168	1.94	2.05	3,880,227	2.46	4.23

Interest-bearing liabilities	$82,128,543	1.63%		$67,655,990	1.95%

Average net yield		2.83%			2.87%

Net interest income	$642,686			$541,621

Net yield on average earning assets (d)		2.93%			3.00%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.
(b)	Includes nonaccrual loans (90 days or more past due).
(c)	FHLB stock pays dividends; no end of period interest yield applies.
(d)	Net interest income divided by daily average of earning assets.

TABLE 24

Average Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Investments	$1,746,509	1.42%	1.35%	$3,414,989	1.45%	1.27%
Loans receivable and MBS(b)	82,606,728	4.57	4.50	66,827,734	5.10	4.92
Invest. in capital stock of FHLBs	1,198,524	3.16	n/a (c)	1,108,960	3.87	n/a (c)

Earning assets	$85,551,761	4.48%		$71,351,683	4.90%

LIABILITIES
Deposits:
Checking accounts	$5,686,595	1.38%	1.44%	$4,780,683.04%		1.58%
Savings accounts	30,076,840	1.71	1.73	25,378,191	2.40	1.96
Term accounts	11,590,179	2.39	2.38	12,981,410	2.78	2.67

Total deposits	47,353,614	1.84	1.88	43,140,284	2.25	2.12
Advances from FHLBs	24,915,875	1.25	1.35	19,158,913	1.46	1.37
Reverse repurchases	2,754,473	1.14	1.29	211,585	1.21	.29
Other borrowings	5,180,662	1.88	2.05	4,352,255	2.35	4.23

Interest-bearing liabilities	$80,204,624	1.63%		$66,863,037	2.03%

Average net yield		2.85%			2.87%

Net interest income	$1,261,940			$1,070,362

Net yield on average earning assets (d)		2.95%			3.00%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.
(b)	Includes nonaccrual loans (90 days or more past due).
(c)	FHLB stock pays dividends; no end of period interest yield applies.
(d)	Net interest income divided by daily average of earning assets.

The following table shows the Company’s revenues and expenses as a percentage of total revenues for the three and six months ended June 30, 2004 and 2003.

TABLE 25

Selected Revenue and Expense Items

as Percentages of Total Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest on loans	88.0%	81.9%	88.0%	82.0%
Interest on mortgage-backed securities	3.0	7.1	3.7	7.7
Interest and dividends on investments	1.3	2.3	1.5	2.4

	92.3	91.3	93.2	92.1
Less:
Interest on deposits	20.7	24.7	21.2	25.6
Interest on advances and other borrowings	10.9	9.8	10.7	10.1

	31.6	34.5	31.9	35.7

Net interest income	60.7	56.8	61.3	56.4
Provision for loan losses	.0	.4	.0	.4

Net interest income after provision for loan losses	60.7	56.4	61.3	56.0

Add:
Fees	5.4	4.4	4.7	4.0
Gain on the sale of securities, MBS, and loans	0.6	2.2	.4	1.9
Change in fair value of derivatives	.0	.3	.1	.3
Other noninterest income	1.7	1.8	1.6	1.7

	7.7	8.7	6.8	7.9

Less:
General and administrative expenses	19.7	18.5	19.8	18.3
Taxes on income	18.8	18.0	18.4	17.6

Net earnings	29.9%	28.6%	29.9%	28.0%

Interest on Loans

In the second quarter of 2004, interest on loans increased by $150 million or 19.2% from the comparable period in 2003. The increase in the second quarter of 2004 was due to a $19.7 billion increase in the average portfolio balance, which was partially offset by a 47 basis point decrease in the average portfolio yield. In the first six months of 2004, interest on loans increased by $255 million or 16.4% from the comparable period in 2003. The increase in the first half of 2004 was due to an $18.1 billion increase in the average portfolio balance, which was partially offset by a 51 basis point decrease in the average portfolio yield.

Interest on Mortgage-Backed Securities

In the second quarter of 2004, interest on MBS decreased by $36 million or 52.8% from the comparable period in 2003. The decrease in the second quarter of 2004 was primarily due to a $2.5 billion decrease in the average portfolio balance and a 48 basis point decrease in the average portfolio yield. In the first half of 2004, interest on MBS decreased by $71 million or 48.4% from the comparable period in 2003. The decrease in the first half of 2004 was primarily due to a $2.3 billion decrease in the average portfolio balance and a 52 basis point decrease in the average portfolio yield. The decrease in the average portfolio balance was primarily due to the $1.0 billion desecuritization in the first quarter of 2004 as discussed on pages 25 and 26.

Interest and Dividends on Investments

The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the second quarter of 2004, interest and dividends on investments decreased by $8 million or 34.8% from the comparable period in 2003. The decrease in the second quarter of 2004 was due to a $2.0 billion decrease in the average portfolio balance partially offset by a 35 basis point increase in the average portfolio yield. In the first six months of 2004, interest and dividends on investments decreased by $15 million or 32.3% from the comparable period in 2003. The decrease in the first half of 2004 was due to a $1.6 billion decrease in the average portfolio balance partially offset by an eight basis point increase in the average portfolio yield.

Interest on Deposits

In the second quarter of 2004, interest on deposits decreased by $17 million or 7.1% from the comparable period in 2003. The decrease in the second quarter of 2004 was due to a 31 basis point decrease in the average cost of deposits partially offset by a $3.8 billion increase in the average balance of deposits. In the first six months of 2004, interest on deposits decreased by $51 million or 10.5% from the comparable period in 2003. The decrease in the first half of 2004 was due to a 42 basis point decrease in the average cost of deposits partially offset by a $4.2 billion increase in the average balance of deposits.

Interest on Advances

Interest paid on FHLB advances was $83 million and $70 million in the second quarter of 2004 and 2003, respectively. Interest on advances increased by $13 million or 19.0% from the comparable period of 2003. The increase in the second quarter of 2004 was primarily due to a $6.6 billion increase in the average balance partially offset by a 15 basis point decrease in the average cost of these borrowings. In the first six months of 2004, interest on advances increased by $16 million or 11.7 % from the comparable period of 2003. The increase in the first half of 2004 was primarily due to a $5.8 billion increase in the average balance partially offset by a 21 basis point decrease in the average cost of these borrowings.

Interest on Other Borrowings

Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $33 million and $24 million for the three months ended June 30, 2004 and 2003, respectively. In the second quarter of 2004, interest on other borrowings increased by $9 million or 36.8% from the comparable period in 2003. The increase in the second quarter of 2004 was due to a $4.1 billion increase in the average balance partially offset by an 81 basis point decrease in the average cost of other borrowings. Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $64 million and $53 million for the six months ended June 30, 2004 and 2003, respectively. In the first six months of 2004, interest on other borrowings increased by $12 million or 22.3% from the comparable period in 2003. The increase in the first half of 2004 was due to a $3.4 billion increase in the average balance partially offset by a 68 basis point decrease in the average cost of other borrowings.

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to offset the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. (See Interest Rate Swap discussion on pages 7 and 8.)

Fair value hedges

In June 2004, the Company entered into an interest rate swap with a notional amount of $400 million, which the Company designated as a fair value hedge, to effectively convert payments on WSB’s $400 million long-term fixed-rate debt to floating-rate payments. This interest rate swap qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. The fair value of the swap at June 30, 2004 was $1.9 million which was offset by the decrease in the fair value of the debt. As such, the change in the fair value of the swap had no impact on the Consolidated Statement of Net Earnings.

The following table illustrates as of June 30, 2004, the maturities and weighted average rates for the fair value interest rate swap and the hedged fixed-rate senior debt.

Table 26

Maturities and Fair Value of the Fair Value Hedge and the Related Hedged Senior Debt

As of June 30, 2004

(Dollars in millions)

	Expected Maturity Date as of June 30, 2004
	2005	2006	2007	2008	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$-0-	$-0-	$-0-	$-0-	$400	$400	$400
Weighted average interest rate	.00%	.00%	.00%	.00%	4.61%	4.61%
Fair Value Hedge
Notional Amount	$-0-	$-0-	$-0-	$-0-	$400	$400	$2
Weighted average interest rate paid	.00%	.00%	.00%	.00%	1.37%	1.37%
Weighted average interest rate received	.00%	.00%	.00%	.00%	4.39%	4.39%

The net effect of this transaction was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 1.57% at June 30, 2004.

Interest rate swap not designated as a hedging instrument

The following table shows the activity of the Company’s interest rate swap that was not designated as a hedging instrument. This swap matured in May 2004.

TABLE 27

Schedule of Activity for Interest Rate Swap Not Designated as a Hedging Instrument

(Notional amounts in millions)

Six Months Ended June 30, 2004
Pay Fixed Swap
Balance at December 31, 2003	$104
Maturities	(104)

Balance at June 30, 2004	$-0-

The range of floating interest rates received on swap contracts in the first six months of 2004 was 1.13% to 1.18%. The range of fixed interest rates paid on swap contracts in the first six months of 2004 was 5.92% to 7.53%.

Interest rate swap payment activity on swaps not designated as hedging instruments decreased net interest income by $57 thousand and $1.0 million for the three and six months ended June 30, 2004 as compared to a decrease of $2.9 million and $6.3 million for the same periods in 2003.

As a result of the ongoing valuation of the Company’s swaps not designated as hedging instruments, the Company reported pre-tax income of $1 million, or $.00 after tax per diluted share for the six months ended June 30, 2004, as compared to pre-tax income of $6 million, or $.02 after tax per diluted share for the six months ended June 30, 2003. This additional income occurred because the fair value of Golden West’s swaps changed in 2004 and 2003 as a result of interest rate movements and the maturities of interest rate swaps. The changes in fair value of these swap contracts are reflected as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the “Change in Fair Value of Derivatives” in the Consolidated Statement of Net Earnings.

Provision for Loan Losses

The provision for loan losses was $392 thousand and $633 thousand for the three and six months ended June 30, 2004 compared to $4 million and $8 million for the same periods in 2003. The decrease in the provision in 2004 was due to the improved credit performance of the Company’s loan portfolio.

Noninterest Income

Noninterest income was $81 million and $141 million for the three and six months ended June 30, 2004 compared to $83 million and $150 million for the same periods in 2003. The decrease in 2004 as compared to 2003 resulted primarily from the decrease in income associated with a smaller volume of loan sales, partially offset by an increase in prepayment fees.

General and Administrative Expenses

For the second quarter and first six months of 2004, general and administrative expenses (G&A) were $208 million and $407 million compared to $177 million and $347 million for the comparable periods in 2003. G&A expenses increased in 2004 to support the record loan volume, as well as to continue investing in resources to support future expansion of the Company.

G&A as a percentage of average assets on an annualized basis was .93% and .94% for the second quarter and first six months of 2004 compared to .99% for both the second quarter and first six months of 2003. G&A as a percentage of average assets on an annualized basis was .95% for the three months ended March 31, 2004. G&A as a percentage of average assets was lower in the second quarter of 2004 as compared to the second quarter of 2003 because in 2004 average assets grew faster than the growth in general and administrative expenses. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 28.67% and 29.01% for the second quarter and first six months of 2004 compared to 28.37% and 28.43% for the same periods in 2003. G&A as a percentage of net interest income plus noninterest income amounted to 29.38% for the first quarter of 2004.

Taxes on Income

The Company utilizes the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 38.6% and 38.1% for the second quarter and first six months of 2004 compared to 38.6% and 38.5% for the same periods in 2003. From quarter to quarter, the effective tax rate may fluctuate due to changes in the volume of business activity in the various states where the Company operates. The second quarter effective tax rate was slightly higher than the first quarter 2004 tax rate of 37.5% due to more business activity in states with higher tax rates.

Liquidity and Capital Resources

WSB’s principal sources of funds are cash flows generated from loan repayments; borrowings from the FHLB of San Francisco; deposits, debt collateralized by mortgages, MBS, or securities; sale of loans; bank notes; senior debt; earnings; borrowings from its parent; and borrowings from its WTX subsidiary. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs.

WTX’s principal sources of funds are cash flows generated from borrowings from the FHLB of Dallas; earnings; deposits; loan repayments; debt collateralized by mortgages or MBS; and borrowings from affiliates.

The principal sources of funds for WSB’s parent, Golden West, are the proceeds from the issuance of debt securities, dividends from subsidiaries, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to GDW. The principal liquidity needs of Golden West are for payment of interest and principal on debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see Stockholders’ Equity section on page 31), and general and administrative expenses. At June 30, 2004, December 31, 2003, and June 30, 2003, Golden West’s total cash and investments amounted to $602 million, $609 million, and $710 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Golden West estimates the sensitivity of the Company’s net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 14, 15, and 16. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company’s historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at June 30, 2004, management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company’s long-term profitability and financial strength.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officers, Chief Financial Officer, and other personnel continually review the effectiveness and timeliness of the Company’s disclosure controls and procedures. As required by Exchange Act rules, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, also conduct an evaluation at the end of each quarter to further assure the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this quarterly evaluation, the Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. The Company has not made any change to its internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws of the Company, as amended July 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10 (a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Michael Roster is incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (f)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 1998.

10 (g)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (h)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

(a) Index to Exhibits (continued)

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this report.

(b) Reports on Form 8-K

The Registrant filed one current report on Form 8-K with the Commission during the second quarter of 2004 and has since filed one more report on Form 8-K with the Commission:

1.	Report filed April 22, 2004. Item 7. Exhibits. The report dated April 20, 2004 included the Golden West First Quarter 2004 Earnings Press Release and the Golden West March 31, 2004 Thirteen Month Statistical Data Press Release.

2.	Report filed July 20, 2004. Item 7. Exhibits. The report dated July 20, 2004 included the Golden West Second Quarter 2004 Earnings Press Release and the Golden West June 30, 2004 Thirteen Month Statistical Data Press Release.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: August 6, 2004	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan
Group Senior Vice President and Chief Accounting Officer