Form 10-Q
period 2004-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2004-11-08
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2004:

Common Stock — 153,103,159 shares.

GOLDEN WEST FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and nine- month periods have been included. The operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year.

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	September 30 2004	December 31 2003	September 30 2003
Assets
Cash	$283,776	$260,823	$219,000
Securities available for sale at fair value	919,647	1,879,443	950,329
Purchased mortgage-backed securities available for sale at fair value	15,915	22,071	24,824
Purchased mortgage-backed securities held to maturity at cost	395,887	433,319	425,741
Mortgage-backed securities with recourse held to maturity at cost	1,889,322	3,650,048	4,078,140

Loans receivable:
Loans held for sale	55,899	124,917	324,297
Loans held for investment less allowance for loan losses	94,259,118	74,080,661	68,096,299

Total Loans Receivable	94,315,017	74,205,578	68,420,596

Interest earned but uncollected	233,257	183,761	179,091
Investment in capital stock of Federal Home Loan Banks, at cost which approximates fair value	1,484,560	1,152,339	1,142,582
Foreclosed real estate	8,815	13,904	16,838
Premises and equipment, net	378,769	360,327	355,955
Other assets	322,662	388,277	344,744

	$100,247,627	$82,549,890	$76,157,840

Liabilities and Stockholders’ Equity
Deposits	$51,666,515	$46,726,965	$46,145,048
Advances from Federal Home Loan Banks	32,017,135	22,000,234	19,689,871
Securities sold under agreements to repurchase	3,650,179	3,021,385	721,639
Federal funds purchased	-0-	-0-	300,000
Bank notes	869,154	3,015,854	1,489,946
Senior debt	3,997,707	991,257	990,862
Subordinated notes	-0-	-0-	200,000
Taxes on income	611,997	561,406	580,969
Other liabilities	544,153	285,521	404,258
Stockholders’ equity	6,890,787	5,947,268	5,635,247

	$100,247,627	$82,549,890	$76,157,840

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income:
Interest on loans	$1,025,021	$795,003	$2,835,482	$2,350,687
Interest on mortgage-backed securities	28,843	60,246	104,578	207,100
Interest and dividends on investments	19,066	21,637	50,359	67,856

	1,072,930	876,886	2,990,419	2,625,643
Interest Expense:
Interest on deposits	243,669	232,789	679,023	719,019
Interest on advances	123,565	63,181	279,547	202,837
Interest on repurchase agreements	13,767	1,878	29,407	3,160
Interest on other borrowings	26,800	25,708	75,373	76,935

	407,801	323,556	1,063,350	1,001,951

Net Interest Income	665,129	553,330	1,927,069	1,623,692
Provision for loan losses	197	2,082	830	10,062

Net Interest Income after Provision for Loan Losses	664,932	551,248	1,926,239	1,613,630

Noninterest Income:
Fees	53,292	45,692	150,601	122,123
Gain on the sale of securities, MBS and loans	1,901	25,972	11,154	62,487
Change in fair value of derivatives	-0-	2,993	1,141	8,639
Other	16,412	16,083	49,663	47,483

	71,605	90,740	212,559	240,732
Noninterest Expense:
General and administrative:
Personnel	135,808	115,499	404,111	331,183
Occupancy	21,640	19,286	62,778	56,763
Technology and telecommunications	18,768	18,600	59,070	59,559
Deposit insurance	1,743	1,732	5,303	5,005
Advertising	7,979	5,240	18,458	16,531
Other	24,522	20,696	67,787	58,902

	210,460	181,053	617,507	527,943

Earnings before Taxes on Income	526,077	460,935	1,521,291	1,326,419
Taxes on income	201,299	178,029	580,071	510,975

Net Earnings	$324,778	$282,906	$941,220	$815,444

Basic Earnings Per Share	$2.12	$1.86	$6.17	$5.34

Diluted Earnings Per Share	$2.09	$1.83	$6.07	$5.25

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Cash Flows from Operating Activities:
Net earnings	$324,778	$282,906	$941,220	$815,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	197	2,082	830	10,062
Amortization of net loan costs	52,472	30,374	132,680	72,211
Depreciation and amortization	12,278	10,300	34,802	30,957
Loans originated for sale	(81,850)	(608,739)	(359,909)	(1,793,797)
Sales of loans	99,405	1,117,899	455,868	2,816,785
Decrease (increase) in interest earned but uncollected	(28,453)	20,159	(46,674)	3,409
Federal Home Loan Bank stock dividends	(12,909)	(10,479)	(31,845)	(31,950)
Decrease (increase) in other assets	8,764	(12,423)	76,660	190,086
Increase in other liabilities	108,060	40,674	258,632	108,609
Increase in taxes on income	20,289	44,345	35,876	106,665
Other, net	(56)	13,318	(287)	15,927

Net cash provided by operating activities	502,975	930,416	1,497,853	2,344,408

Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for portfolio	(13,989,889)	(9,483,460)	(35,545,280)	(23,285,254)
Real estate loans purchased	(36,158)	(372)	(45,504)	(1,442)
Other, net	103,565	(174,505)	(446,015)	(397,278)

	(13,922,482)	(9,658,337)	(36,036,799)	(23,683,974)
Real estate loan principal payments:
Monthly payments	372,825	364,108	1,134,883	1,023,118
Payoffs, net of foreclosures	5,750,192	4,900,796	15,632,965	12,300,214

	6,123,017	5,264,904	16,767,848	13,323,332

Purchases of mortgage-backed securities held to maturity	-0-	(354,182)	(19,028)	(354,182)
Repayments of mortgage-backed securities	196,778	522,408	722,159	1,613,969
Proceeds from sales of foreclosed real estate	11,491	11,507	39,153	36,287
Decrease (increase) in securities available for sale	631,278	(335,960)	999,148	(62,764)
Purchases of Federal Home Loan Bank stock	(154,668)	-0-	(303,198)	(37,185)
Additions to premises and equipment	(14,699)	(12,122)	(54,506)	(37,013)

Net cash used in investing activities	(7,129,285)	(4,561,782)	(17,885,223)	(9,201,530)

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Cash Flows from Financing Activities:
Net increase in deposits	$3,055,162	$1,759,331	$4,939,550	$5,106,251
Additions to Federal Home Loan Bank advances	4,370,200	1,275,000	13,921,100	7,882,300
Repayments of Federal Home Loan Bank advances	(1,065,563)	(1,512,318)	(3,904,200)	(6,827,528)
Proceeds from agreements to repurchase securities	1,500,352	1,201,810	4,801,855	1,303,507
Repayments of agreements to repurchase securities	(1,320,934)	(501,418)	(4,173,061)	(1,104,167)
Increase in federal funds purchased	-0-	35,000	-0-	300,000
Increase (decrease) in bank notes	(917,514)	1,389,956	(2,146,700)	280,021
Net proceeds from senior debt	998,125	-0-	2,993,659	-0-
Dividends on common stock	(15,284)	(12,936)	(45,778)	(38,959)
Exercise of stock options	9,212	1,388	23,898	7,013
Purchase and retirement of Company stock	-0-	(53,407)	-0-	(151,230)

Net cash provided by financing activities	6,613,756	3,582,406	16,410,323	6,757,208

Net Increase (Decrease) in Cash	(12,554)	(48,960)	22,953	(99,914)
Cash at beginning of period	296,330	267,960	260,823	318,914

Cash at end of period	$283,776	$219,000	$283,776	$219,000

Supplemental cash flow information:
Cash paid for:
Interest	$377,730	$320,156	$1,006,721	$995,299
Income taxes	181,011	133,684	544,231	404,450
Cash received for interest and dividends	1,042,818	896,434	2,940,923	2,629,682
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	21,248	453,493	109,430	1,190,445
Loans transferred to foreclosed real estate	10,205	17,716	32,877	42,216
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	9,138,391	6,355,166	20,061,221	11,121,230
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	-0-	1,024,116	-0-
Transfer of loans from held for sale to loans held for investment	50,186	37,011	56,607	116,255

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	152,119,108	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	941,220	-0-	941,220
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	24,179	24,179

Comprehensive Income						965,399
Common stock issued upon exercise of stock options, including tax benefits	932,281	93	23,805	-0-	-0-	23,898
Cash dividends on common stock ($.30 per share)		-0-	-0-	(45,778)	-0-	(45,778)

Balance at September 30, 2004	153,051,389	$15,305	$244,728	$6,408,876	$221,878	$6,890,787

	For the Nine Months Ended September 30, 2003
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	153,521,103	$15,352	$198,162	$4,612,529	$199,207	$5,025,250
Net earnings		-0-	-0-	815,444	-0-	815,444
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(22,264)	(22,264)
Reclassification adjustment for gains included in income		-0-	-0-	-0-	(7)	(7)

Comprehensive Income						793,173
Common stock issued upon exercise of stock options, including tax benefits	336,225	33	6,980	-0-	-0-	7,013
Purchase and retirement of shares of Company stock	(1,956,370)	(195)	-0-	(151,035)	-0-	(151,230)
Cash dividends on common stock ($.255 per share)		-0-	-0-	(38,959)	-0-	(38,959)

Balance at September 30, 2003	151,900,958	$15,190	$205,142	$5,237,979	$176,936	$5,635,247

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

Golden West Financial Corporation

Statement of Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$324,778	$282,906	$941,220	$815,444

Weighted average common shares	152,853,203	152,180,798	152,593,907	152,699,508
Dilutive effect of outstanding common stock equivalents	2,433,486	2,630,023	2,423,295	2,479,692

Diluted average common shares outstanding	155,286,689	154,810,821	155,017,202	155,179,200

Basic earning per share	$2.12	$1.86	$6.17	$5.34

Diluted earning per share	$2.09	$1.83	$6.07	$5.25

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS 123), the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Golden West Financial Corporation

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income, as reported	$324,778	$282,906	$941,220	$815,444
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,847)	(2,681)	(5,883)	(5,782)

Pro forma net income	$322,931	$280,225	$935,337	$809,662

Basic earning per share
As reported	$2.12	$1.86	$6.17	$5.34
Pro forma	2.11	1.84	6.13	5.30
Diluted earning per share
As reported	$2.09	$1.83	$6.07	$5.25
Pro forma	2.08	1.81	6.04	5.22

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

In June 2004, the Company entered into an interest rate swap with a notional amount of $400 million, which the Company designated as a fair value hedge, to effectively convert payments on WSB’s long-term fixed-rate debt to floating-rate payments. This interest rate swap qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. The fair value of the swap at September 30, 2004 was $11.0 million which was offset by the change in the fair value of the debt. As such, the change in the fair value of the swap had no impact on the Consolidated Statement of Net Earnings.

The Company discontinues hedge accounting prospectively if it determines that the derivative is no longer highly effective in offsetting changes in the fair value of the designated hedged item; the derivative expires or is sold, terminated, or exercised; or the derivative is no longer designated as a fair value hedge. If the Company discontinues hedge accounting because the derivative no longer qualifies as an effective fair value hedge, the derivative would continue to be recorded on the balance sheet at its fair value with changes in fair value included in current earnings, but the previously hedged item would no longer be adjusted for changes in fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $100 billion as of September 30, 2004. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX). As of September 30, 2004, the Company operated 276 savings branches in ten states and had lending operations in 38 states under the World name.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2003, as well as material changes in results of operations during the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

Golden West Financial Corporation

Financial Highlights (Unaudited)

(Dollars in thousands except per share figures)

	September 30 2004	December 31 2003	September 30 2003
Assets	$100,247,627	$82,549,890	$76,157,840
Loans receivable including mortgage-backed securities(a)	96,616,141	78,311,016	72,949,301
Adjustable rate mortgages including MBS(b)	93,426,505	75,238,723	69,528,396
Fixed-rate mortgages held for investment including MBS(b)	1,653,340	1,913,495	2,018,416
Fixed-rate mortgages held for sale including MBS(b)	55,899	124,917	324,297
Deposits	51,666,515	46,726,965	46,145,048
Stockholders’ equity	6,890,787	5,947,268	5,635,247

Stockholders’ equity/total assets	6.87%	7.20%	7.40%
Book value per common share	$45.02	$39.10	$37.10
Common shares outstanding	153,051,389	152,119,108	151,900,958

Yield on earning assets	4.57%	4.54%	4.70%
Cost of funds	1.93%	1.67%	1.78%
Yield on earning assets less cost of funds (primary spread)	2.64%	2.87%	2.92%

Ratio of nonperforming assets to total assets	.35%	.51%	.56%
Ratio of troubled debt restructured to total assets	.00%	.00%	.00%

Loans serviced for others with recourse	$2,464,123	$3,092,641	$3,137,330
Loans serviced for others without recourse	2,347,949	2,672,345	2,749,338

Number of Employees:
Full-time	9,424	8,457	7,961
Part-time	1,006	983	969

World Savings Bank, FSB (WSB):
Total assets	$100,225,574	$81,938,826	$76,142,531
Stockholder’s equity	7,019,211	6,289,047	5,971,863
Stockholder’s equity/total assets	7.00%	7.68%	7.84%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	6.80%	7.45%	7.62%
Total risk-based capital	13.09%	14.16%	14.39%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$12,565,731	$9,789,764	$7,682,645
Stockholder’s equity	679,686	504,735	475,480
Stockholder’s equity/total assets	5.41%	5.16%	6.19%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.41%	5.16%	6.19%
Total risk-based capital	24.31%	22.88%	27.08%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.
(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.
(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Golden West Financial Corporation

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Real estate loans originated	$14,071,739	$10,092,199	$35,905,189	$25,079,051
New adjustable rate mortgages as a percentage of real estate loans originated	99%	93%	99%	92%
Refinances as a percentage of real estate loans originated	69%	70%	71%	71%

Deposits increase	$3,055,162	$1,759,331	$4,939,550	$5,106,251

Net earnings	324,778	282,906	941,220	815,444
Basic earnings per share	2.12	1.86	6.17	5.34
Diluted earnings per share	2.09	1.83	6.07	5.25

Cash dividends on common stock	$.10	$.085	$.30	$.255
Average common shares outstanding	152,853,203	152,180,798	152,593,907	152,699,508
Average diluted common shares outstanding	155,286,689	154,810,821	155,017,202	155,179,200

Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	19.31%	20.48%	19.57%	20.43%
Net earnings/average assets (ROA)	1.34%	1.53%	1.39%	1.52%
Net interest margin(b)	2.78%	3.07%	2.88%	3.11%
General and administrative expense/average assets	.87%	.98%	.91%	.98%
Efficiency ratio(c)	28.57%	28.11%	28.86%	28.32%

(a)	Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine month period and dividing by four and ten, respectively.
(b)	Net interest margin is net interest income divided by average earning assets.
(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

Financial Condition

The consolidated condensed statement of financial condition shown in the table below presents the Company’s major asset, liability, and equity components in percentage terms at September 30, 2004, December 31, 2003, and September 30, 2003. The reader is referred to page 46 of the Company’s 2003 Annual Report on Form 10-K for similar information for the years 2001 through 2003 and a discussion of the changes in the composition of the Company’s assets and liabilities in those years.

TABLE 1

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	September 30 2004	December 31 2003	September 30 2003
Assets:
Cash and investments	1.2%	2.6%	1.5%
Loans receivable and MBS	96.4	94.9	95.8
Other assets	2.4	2.5	2.7

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	51.5%	56.6%	60.6%
FHLB advances	31.9	26.7	25.9
Other borrowings	8.5	8.5	4.9
Other liabilities	1.2	1.0	1.2
Stockholders’ equity	6.9	7.2	7.4

	100.0%	100.0%	100.0%

As the above table shows, the largest asset component is loans receivable and MBS while deposits represent the majority of the Company’s liabilities.

Overview of the Company’s Residential Mortgage Portfolio

The Company’s lending business focuses on residential mortgages, most of which are retained in portfolio and make up virtually all of Golden West’s loans receivable and MBS. In order to limit the interest rate risk associated with holding mortgages in portfolio, the Company emphasizes ARMs – loans with interest rates that change periodically in accordance with movements in specified indexes. In addition, the Company originates a limited volume of fixed-rate loans, most of which are sold.

Structure of Golden West’s ARMs

The principal structural elements of Golden West’s ARMs are the index, the margin, the payment, and periodic and lifetime caps that affect changes to these structural elements. The structural elements of the Company’s ARMs are described below:

Adjustable Rate Mortgage Indexes and Loan Rates

Almost all of the Company’s ARMs have rates that change monthly based on one of the following three indexes plus a fixed margin that is set at the time of origination:

1.	The Certificate of Deposit Index (CODI), based on the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly rates together and dividing the result by twelve.

2.	The Golden West Cost of Savings Index (COSI), which is equal to the monthend weighted average rate paid on the Company’s deposits.

3.	The Eleventh District Cost of Funds Index (COFI), which is equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Virtually all of the Company’s ARMs are subject to a lifetime cap. A portion of the Company’s ARMs are subject to lifetime floors. For more discussion on caps and floors, see page 22.

The Monthly Payment, Monthly Payment Changes, Payment Change Limitations, and Deferred Interest

Most of the ARMs the Company currently originates allow borrowers to select an initial monthly payment amount for an interim period after origination, typically one year, that is lower than the payment amount that would be necessary to fully amortize the loan over its scheduled maturity at its initial rate and term. The borrower’s monthly payment is reset annually.

The new monthly payment amount each year is based on the amount that is sufficient to amortize the outstanding loan balance at the then applicable interest rate on the loan over the remaining term of the loan subject to certain limits on payment increases. Specifically, the new monthly payment for the year may increase by no more than 7.5% of the prior year’s monthly payment amount. Every five years, beginning with either the fifth or the tenth annual monthly payment change, the new monthly payment amount may be reset without regard to the 7.5% payment increase limitation to the amount that would fully amortize the loan over its remaining term.

If the borrower’s monthly payment is not large enough to pay the monthly interest owed on the loan, the unpaid interest is added to the outstanding loan balance as deferred interest. Interest then accrues on the new loan balance. The borrower may pay down the balance of deferred interest in whole or in part at any time without penalty. Deferred interest may occur as long as the loan balance remains below either 125% or 110% of the original mortgage amount. The 125% cap applies to loans with original loan to value ratios at or below 85%. The 110% cap applies to loans with original loan to value ratios above 85%. If the loan balance reaches the applicable limit, additional deferred interest would not be allowed to accrue and the monthly payment would increase to amortize the loan over its remaining term.

In addition to monthly adjusting ARMs, the Company originates a small volume of ARMs with initial interest rates and monthly payments fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually as described above. Additionally, the Company originates a small volume of ARMs with interest only payments for the first five years and an interest rate that adjusts every six months subject to a periodic interest rate cap.

From time to time, as part of the Company’s efforts to retain loans and loan customers, the Company may waive or temporarily modify certain terms of a loan. Additionally, at the borrower’s request, the Company may convert an ARM to a fixed-rate mortgage. The Company sells most fixed-rate mortgages that were converted from ARMs.

Asset/Liability Management

Overview

The Company’s earnings depend primarily on its net interest income, which is the difference between the amounts it receives from interest and dividends earned on loans, MBS, and investments and the amounts it pays in interest on deposits and borrowings. The Company is subject to interest-rate risk to the extent its assets and liabilities reprice at different times and by different amounts. Repricing of an asset and a liability is the change in rate due to maturity, prepayment, the movement of an interest rate index, or other interest rate change.

The Repricing Gap

The disparity between the repricing of assets (mortgage loans, MBS, and investments) and the repricing of liabilities (deposits and borrowings) can have a material impact on the Company’s net interest income and net earnings. The difference between the response of assets and liabilities to changes in interest rates is commonly referred to as the “gap” or the “repricing gap.”

The gap table on page 18 shows the volume of assets and liabilities that reprice within certain time periods as of September 30, 2004. If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that the Company’s earnings would rise when interest rates increase and would fall when interest rates decrease. However, Golden West’s repricing assets and liabilities do not respond equally to changes in the interest rates, primarily due to the built-in reporting and repricing lags inherent in the ARM indexes used by the Company.

Index Reporting and Repricing Lags

Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in interest rates are significantly reflected in the indexes. On balance, the reporting and repricing lags cause the Company’s assets to initially reprice more slowly than the Company’s liabilities.

CODI, which is the index Golden West uses to determine the rate on $47 billion of its existing adjustable rate mortgages, has a one-month reporting lag. CODI also has a repricing lag, because the index is a 12-month rolling average of the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board, and consequently trails changes in short-term market interest rates.

COSI, which is the index Golden West uses to determine the rate on $29 billion of its existing adjustable rate mortgages, has a one-month reporting lag. COSI also has a repricing lag, because the rates paid on many of the deposits that make up COSI do not respond immediately or fully to a change in market interest rates. However, the COSI repricing lag is offset by the same repricing lag on the Company’s deposits.

COFI, which is the index Golden West uses to determine the rate on $15 billion of its existing adjustable rate mortgages, has a two-month reporting lag. As a result, the COFI in effect in any month actually reflects the Eleventh District’s cost of funds at the level it was two months prior. COFI also has a repricing lag because COFI is based on a portfolio of liabilities, not all of which reprice immediately. Many of these liabilities, including certificates of deposit and fixed-rate borrowings, do not reprice each month. In addition, when certificates of deposits do reprice, they may not reflect the full change in market rates. Some liabilities, such as low-rate checking or passbook savings accounts, may reprice by only small amounts. Still other liabilities, such as noninterest bearing deposits, do not reprice at all. Therefore, COFI does not fully reflect a change in market interest rates.

Partially offsetting the index reporting and repricing lags are similar lags on a portion of the Company’s liabilities.

The Gap Table

The following table, also known as the gap table, shows the repricing of earning assets and interest-bearing liabilities for various periods following September 30, 2004. The table also shows the difference between the repricing of earning assets and interest-bearing liabilities, which is termed the “repricing gap.” Additionally, the table shows the cumulative repricing gap as a percentage of assets, which is termed the “gap ratio.”

TABLE 2

Repricing of Earning Assets and Interest-Bearing

Liabilities, Repricing Gaps, and Gap Ratio

As of September 30, 2004

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$920	$-0-	$-0-	$-0-	$920
MBS:
Adjustable rate	1,797	-0-	-0-	-0-	1,797
Fixed-rate	26	63	212	203	504
Loans receivable:(b) (c)
Adjustable rate	91,440	1,042	278	-0-	92,760
Fixed-rate held for investment	122	260	493	280	1,155
Fixed-rate held for sale	54	-0-	-0-	-0-	54
Other(d)	1,694	-0-	-0-	140	1,834

Total	$96,053	$1,365	$983	$623	$99,024

Interest-Bearing Liabilities:
Deposits(e)	$44,139	$4,012	$3,514	$2	$51,667
FHLB advances	30,885	8	500	624	32,017
Other borrowings	6,615	500	907	495	8,517
Impact of interest rate swaps	400	-0-	(400)	-0-	-0-

Total	$82,039	$4,520	$4,521	$1,121	$92,201

Repricing gap	$14,014	$(3,155)	$(3,538)	$(498)	$6,823

Cumulative gap	$14,014	$10,859	$7,321	$6,823

Cumulative gap as a percentage of total assets	14.0%	10.8%	7.3%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled repayments and projected prepayments of principal based on current rates of prepayment.
(b)	Excludes nonaccrual loans (90 days or more past due).
(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.
(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.
(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

Strategies to Limit Earnings Sensitivity

The Company’s principal strategy to limit the sensitivity of earnings to changes in interest rates is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. At September 30, 2004, ARMs constituted 98% of the Company’s loan and MBS portfolio. Asset rate sensitivity is further enhanced by the use of adjustable rate mortgages on which the rate changes monthly. At September 30, 2004, such monthly adjustable mortgages accounted for 96% of the Company’s ARM portfolio. Additionally, the Company emphasizes home loans tied to certain adjustable rate mortgage indexes so that the ARM index rates and the rates on the liabilities that fund these mortgages respond in a similar manner to changes in market rates. Specifically, COSI-indexed ARMs track the Company’s cost of deposits and CODI-indexed ARMs follow the Company’s cost of borrowings. ARMs indexed to COSI and CODI constituted 96% of the ARM originations for the first nine months of 2004 and 81% of the ARM portfolio at September 30, 2004. While the index strategy has improved the match between Golden West’s ARM portfolio and its savings and borrowings, there still exist some differences in the timing of the repricing of the Company’s ARMs and liabilities, primarily due to the previously described index lags, particularly CODI and COFI.

In addition to the index lags, structural features of ARM loans can have an impact on earnings. These elements include interest rate caps or limits on periodic rate changes, interest rate floors, the interest rate adjustment frequency of ARM loans, and introductory fixed rates on new ARM loans.

When the interest rate environment changes, the index lags and ARM structural features cause assets to reprice more slowly than liabilities, enhancing earnings when rates are falling and restraining earnings when rates are rising.

From time to time, the Company enters into interest rate swaps as part of its interest rate-risk management strategy in order to offset the repricing characteristics of designated assets and liabilities (see Interest Rate Swaps on pages 44 and 45).

Cash and Investments

At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had securities available for sale in the amount of $920 million, $1.9 billion and $950 million, respectively, including unrealized gains on securities available for sale of $362 million, $323 million, and $289 million, respectively. Included in the available for sale investments at September 30, 2004 was Freddie Mac stock with a cost basis of $6 million and a market value of $367 million. At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had no securities held for trading in its investment securities portfolio.

Loans Receivable and Mortgage-Backed Securities

The Company invests primarily in single-family residential real estate loans. From time to time, the Company securitizes loans from its portfolio into MBS and Real Estate Mortgage Investment Conduit Securities (MBS-REMICs). Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), if the Company retains 100% of the beneficial interests in its MBS securitizations, it will not have any effective “retained interests” requiring disclosures under SFAS 140. To date, the Company has not sold any interests requiring disclosures under SFAS 140. As of September 30, 2004, the Company has retained all of the beneficial interest in these MBS securitizations, and therefore, the securitizations formed after March 31, 2001 are securities classified as Securitized Loans and included in Loans Receivable in accordance with SFAS 140. Additionally, from time to time, the Company purchases MBS. Loans, securitized loans, and MBS are available to be used as collateral for borrowings.

During the first quarter of 2004, the Company desecuritized $1.0 billion of MBS-REMICs that were classified as MBS held to maturity with recourse and the underlying loans were reclassified to loans receivable. This desecuritization led to a decrease in the outstanding balance of MBS, which in turn contributed to lower MBS repayments and lower interest on MBS. The desecuritization also contributed to an increase in the outstanding balance of loans receivable and an increase in interest on loans.

The following table shows the components of the Company’s loans receivable portfolio and MBS at September 30, 2004, December 31, 2003, and September 30, 2003.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	September 30 2004	December 31 2003	September 30 2003
Loans	$58,958,038	$49,937,769	$43,940,690
Securitized loans(a)(b)	33,876,582	23,233,928	23,401,714
Other(c)	1,480,397	1,033,881	1,078,192

Total loans receivable	94,315,017	74,205,578	68,420,596

MBS-REMICs	1,889,322	3,650,048	4,078,140
Purchased MBS	411,802	455,390	450,565

Total MBS	2,301,124	4,105,438	4,528,705

Total loans receivable and MBS	$96,616,141	$78,311,016	$72,949,301

(a)	Loans securitized after March 31, 2001 are classified as securitized loans per SFAS 140.
(b)	Includes $12.6 billion at September 30, 2004 of loans securitized with Fannie Mae with the underlying loans being subject to full credit recourse to the Company.
(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous reserves and discounts.

The balance of loans receivable and MBS is affected by loan originations and loan and MBS repayments. Repayments from loans receivable and MBS were $6.3 billion and $17.5 billion for the three and nine months ended September 30, 2004 as compared to $5.8 billion and $14.9 billion for the same periods in 2003. These repayments were higher in 2004 as compared to 2003 due to an increase in the portfolio balance partially offset by a slight decrease in the repayment rate.

Loans Receivable and Lending Operations

New loan originations amounted to $14.1 billion and $35.9 billion for the three and nine months ended September 30, 2004 compared to $10.1 billion and $25.1 billion for the same periods in 2003. The volume of the Company’s originations increased substantially in 2004 versus the prior year due to an increase in the popularity of adjustable rate mortgages, the Company’s principal product. ARMs increased significantly as a percentage of mortgage originations nationwide because the rates and payments on these loans remained lower than those on the more traditional fixed-rate mortgages. The Company was able to take advantage of the favorable environment for ARM lending in the first nine months of 2004 because of prior investments that increased the capacity of Golden West’s loan operations. Loans made for the purpose of refinancing existing mortgage debt continued to be a substantial proportion of the Company’s origination volume, constituting 69% and 71%, respectively, of new loan originations for the three and nine months ended September 30, 2004, compared to 70% and 71%, respectively, for the three and nine months ended September 30, 2003.

At September 30, 2004, the Company had lending operations in 38 states. The largest source of mortgage origination volume was loans secured by residential properties in California. For the three and nine months ended September 30, 2004, 66% and 67% of total loan originations were on residential properties in California compared to 67% and 68% for the same periods in 2003. The five largest states, other than California, for originations for the nine months ended September 30, 2004, were Florida, New Jersey, Illinois, Nevada, and Virginia with a combined total of 17% of total originations. The percentage of the total loan portfolio (including MBS with recourse) that was comprised of residential loans in California was 63% at September 30, 2004 and 64% at December 31, 2003 and September 30, 2003.

First mortgages originated for portfolio (excluding equity lines of credit or “ELOCs”), amounted to $13.7 billion and $34.7 billion for the three and nine months ended September 30, 2004, compared to $9.2 billion and $22.7 billion for the same periods in 2003. First mortgages originated for sale amounted to $61 million and $310 million for the three and nine months ended September 30, 2004, compared to $573 million and $1.7 billion for the same periods in 2003. During the third quarter and first nine months of 2004, $21 million and $109 million of loans and MBS were converted at the customer’s request from adjustable rate to fixed-rate mortgages compared to $453 million and $1.2 billion for the same periods in 2003. The Company sells most of its new and converted fixed-rate loans. For the three and nine months ended September 30, 2004, the Company sold $99 million and $419 million of fixed-rate first mortgage loans compared to $1.1 billion and $2.7 billion for the same periods in 2003.

Golden West originates ARMs indexed primarily to CODI, COSI, and COFI. Golden West also establishes ELOCs indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). Golden West’s ARM originations constituted 99% of new mortgage volume for the third quarter and first nine months of 2004 compared to 93% and 92% for the same periods in 2003. The following table shows the distribution of ARM originations by index for the third quarter and first nine months of 2004 and 2003.

TABLE 4

Adjustable Rate Mortgage Originations by Index

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
ARM Index	2004	2003	2004	2003
CODI	$9,421,728	$5,792,167	$23,350,264	$14,158,435
COSI	4,050,098	2,972,061	10,773,975	6,948,100
COFI	193,157	376,627	483,213	1,294,288
Prime(a)	297,268	261,120	823,626	596,217

	$13,962,251	$9,401,975	$35,431,078	$22,997,040

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

The portion of the mortgage portfolio (including securitized loans and MBS) composed of adjustable rate loans was 98% at September 30, 2004 compared to 97% at December 31, 2003 and September 30, 2003. The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at September 30, 2004, December 31, 2003, and September 30, 2003.

TABLE 5

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	September 30 2004	December 31 2003	September 30 2003
CODI	$46,750,721	$30,243,337	$25,205,558
COSI	29,359,665	24,535,095	22,695,303
COFI	14,510,392	18,207,868	19,617,024
Prime(a)	2,475,581	1,827,435	1,547,845
Other(b)	330,146	424,988	462,666

Total	$93,426,505	$75,238,723	$69,528,396

(a)	ELOCs tied to the Prime Rate.
(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap, set at the time of origination or assumption. The weighted average maximum lifetime cap rate on the Company’s ARM loan portfolio (including securitized ARM loans and MBS-REMICs before any reduction for loan servicing and guarantee fees) was 12.19% or 7.37% above the actual weighted average rate at September 30, 2004, versus 12.20% or 7.42% above the actual weighted average rate at December 31, 2003 and 12.20% or 7.29% above the actual weighted average rate at September 30, 2003.

At September 30, 2004, approximately $5.3 billion of the Company’s ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2004, $1.9 billion of ARM loans had reached their rate floors compared to $2.3 billion at December 31, 2003 and $2.4 billion at September 30, 2003. The weighted average floor rate on the loans that had reached their floor was 5.31% at September 30, 2004 compared to 5.43% at December 31, 2003 and 5.49% at September 30, 2003. Without the floor, the average rate on these loans would have been 4.29% at September 30, 2004, 4.38% at December 31, 2003 and 4.49% at September 30, 2003.

Most of the Company’s loans are collateralized by first deeds of trust on one-to-four family homes. The Company also originates second deeds of trust, a portion of which are in the form of fixed-rate loans. The Company’s fixed-rate second mortgage originations amounted to $32 million and $103 million, respectively, for the third quarter and first nine months of 2004 compared to $40 million and $104 million for the same periods in 2003. The outstanding balance of fixed-rate seconds amounted to $142 million, $138 million, and $144 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

The Company also establishes ELOCs indexed to the prime rate, which are collateralized typically by second and occasionally by first deeds of trust. The table below shows the amounts of new ELOCs established for the third quarter and first nine months of 2004 and 2003.

TABLE 6

New Equity Lines of Credit Established

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
New ELOCs established	$596,137	$499,428	$1,651,191	$1,148,265

The following table shows the outstanding balance of ELOCs and the maximum total line of credit available on the Company’s ELOCs at September 30, 2004, December 31, 2003, and September 30, 2003.

TABLE 7

Equity Line of Credit

Outstanding Balance and Maximum Total Line of Credit Available

(Dollars in thousands)

	September 30 2004	December 31 2003	September 30 2003
ELOC outstanding balance	$2,475,581	$1,827,435	$1,547,845

ELOC maximum total line of credit available	$3,737,164	$2,748,076	$2,334,822

The Company generally lends up to 80% of the appraised value of residential real estate property. In some cases, a higher amount is possible through a first mortgage loan or a combination of a first and a second mortgage loan on the same property. The second mortgage loan may be a fixed-rate loan or an ELOC. During the third quarter and first nine months of 2004, 9% and 10% of total loans originated exceeded 80% of the appraised value of the property. During the third quarter and first nine months of 2003, 11% of total loans originated exceeded 80% of the appraised value of the property.

The Company takes steps to reduce the potential credit risk with respect to new loans with an original loan to value (LTV) or a combined loan to value (the sum of the first and second loan balances as a percentage of total value or “CLTV”) over 80%. Among other things, the loan amount may not exceed 95% of the appraised value of a single-family residence at the time of origination. Also, most first mortgage loans with an original LTV over 80% carry mortgage insurance, which reimburses the Company for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. In addition, the Company has sold without recourse a significant portion of its fixed-rate second mortgage originations. Sales of second mortgages amounted to $37 million for the first nine months of 2004 as compared to $35 million and $75 million for the third quarter and first nine months of 2003. During the third quarter of 2004, the Company did not sell second mortgages. Fixed-rate seconds held for sale amounted to $10 million at September 30, 2004 compared to $58 million at December 31, 2003 and $44 million at September 30, 2003. In addition, the Company carries pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80%. The cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows first mortgage originations with LTV ratios greater than 80% for the three and nine months ended September 30, 2004 and 2003.

TABLE 8

First Mortgage Originations With

Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
First mortgages with LTV ratios greater than 80%:
With mortgage insurance	$19,084	$46,355	$65,353	$188,719
With no mortgage insurance	28,906	10,586	72,990	35,567

	$47,990	$56,941	$138,343	$224,286

The following table shows at September 30, 2004 and 2003 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%. LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 9

Balance of First Mortgages With Original and Current

Loan to Value Ratios Greater Than 80%(a)

(Dollars in thousands)

	As of September 30
	2004	2003
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$484,260	$583,087
With no mortgage insurance	162,876	174,859

	$647,136	$757,946

(a)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

The following table shows originations with combined first and second mortgages where the combined loan to value (CLTV) ratio is greater than 80% for the three and nine months ended September 30, 2004 and 2003.

TABLE 10

Mortgage Originations With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
First and second mortgages with combined loan to value ratios greater than 80%:(a)
With pool insurance on second mortgages	$1,078,091	$786,183	$2,988,736	$1,900,096
With no pool insurance	142,931	219,737	366,195	550,003

	$1,221,022	$1,005,920	$3,354,931	$2,450,099

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. In addition, this table only includes firsts and seconds originated together in the same month.

The following table shows at September 30, 2004 and 2003 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value.

TABLE 11

Balance of Mortgages With

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	As of September 30
	2004	2003
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$6,256,865	$4,459,639
With no pool insurance	485,166	415,290

	$6,742,031	$4,874,929

The following tables show the Company’s loan portfolio by state at September 30, 2004 and 2003.

TABLE 12

Loan Portfolio by State

September 30, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$31,636,411	$1,786,947	$9,913	$33,433,271		35.30%
Southern California	24,589,621	1,477,160	1,007	26,067,788		27.52
Florida	5,510,271	61,107	14	5,571,392		5.88
New Jersey	4,059,090	-0-	363	4,059,453		4.29
Texas	3,145,804	144,436	186	3,290,426		3.47
Illinois	2,358,015	141,603	-0-	2,499,618		2.64
Washington	1,573,119	712,360	-0-	2,285,479		2.41
Colorado	1,776,289	181,573	3,542	1,961,404		2.07
Virginia	1,895,628	3,873	-0-	1,899,501		2.01
Other(a)	13,452,993	190,982	1,015	13,644,990		14.41

Totals	$89,997,241	$4,700,041	$16,040	94,713,322		100.00%

Loans on deposits				10,620
Other(b)				1,480,397

Total loans receivable and MBS with recourse				96,204,339
MBS with recourse				(1,889,322	)(c)

Total loans receivable				$94,315,017

(a)	All states included in Other have total loan balances less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The balances for each state include the September 30, 2004 balances of loans that were securitized and retained as MBS with recourse.

TABLE 13

Loan Portfolio by State

September 30, 2003

(Dollars in thousands)

	Residential Real Estate		Land	Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$24,085,633	$1,776,791	$-0-	$11,426	$25,873,850		36.23%
Southern California	18,180,908	1,501,242	-0-	2,147	19,684,297		27.57
Florida	3,982,586	53,830	-0-	56	4,036,472		5.65
New Jersey	2,767,239	-0-	-0-	389	2,767,628		3.88
Texas	2,736,848	135,792	-0-	290	2,872,930		4.02
Illinois	1,660,918	133,228	-0-	-0-	1,794,146		2.51
Washington	1,324,793	689,869	-0-	-0-	2,014,662		2.82
Colorado	1,438,426	178,936	-0-	4,005	1,621,367		2.27
Virginia	1,234,722	4,447	-0-	-0-	1,239,169		1.74
Other(a)	9,344,848	157,764	1	1,368	9,503,981		13.31

Totals	$66,756,921	$4,631,899	$1	$19,681	71,408,502		100.00%

Loans on deposits					12,042
Other(b)					1,078,192

Total loans receivable and MBS with recourse					72,498,736
MBS with recourse					(4,078,140	)(c)

Total loans receivable					$68,420,596

(a)	All states included in Other have total loan balances less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The balances for each state include the September 30, 2003 balances of loans that were securitized and retained as MBS with recourse.

Loans receivable repayments consist of monthly loan amortization and loan payoffs. For the three and nine months ended September 30, 2004, loan repayments (excluding MBS) were $6.1 billion and $16.8 billion, compared to $5.3 billion and $13.3 billion for the same periods of 2003. The increase in loan repayments was primarily due to an increase in the balance of loans receivable partially offset by a decrease in the repayment rate.

Securitized Loans

The Company securitized $9.1 billion and $20.1 billion of loans during the third quarter and first nine months of 2004. During the third quarter and first nine months of 2003, the Company securitized $6.4 billion and $11.1 billion of loans. These securities are available to be used as collateral for borrowings and are classified as loans receivable on the Consolidated Statement of Financial Condition.

Mortgage-Backed Securities

At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had MBS held to maturity in the amount of $2.3 billion, $4.1 billion, and $4.5 billion, respectively. The Company has the ability and intent to hold these MBS until maturity and, accordingly, these MBS are classified as held to maturity. The decrease in MBS held to maturity from September 30, 2003 to September 30, 2004 was due to prepayments and due to the desecuritization of $1.0 billion MBS-REMICs in the first quarter of 2004. Partially offsetting the decrease in MBS held to maturity was the purchase of $19 million of MBS for Community Reinvestment Act purposes.

At September 30, 2004, December 31, 2003, and September 30, 2003, the Company had MBS available for sale in the amount of $16 million, $22 million, and $25 million, respectively, including net unrealized losses on MBS available for sale of $198 thousand at September 30, 2004 and net unrealized gains on MBS available for sale of $91 thousand at December 31, 2003 and $131 thousand at September 30, 2003.

Repayments of MBS during the third quarter and first nine months of 2004 were $197 million and $722 million compared to $522 million and $1.6 billion during the same periods of 2003. MBS repayments were lower during the first nine of 2004 as compared to the first nine months of 2003 due to the decrease in the balance of MBS outstanding discussed above.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others. When the servicing rights are retained by the Company upon the sale of fixed-rate loans, the allocated cost of these rights is then capitalized as an asset. The amount capitalized is based on the relative fair value of the servicing rights and the mortgage loan on the date the mortgage loan is sold. Capitalized mortgage servicing rights (CMSRs) are included in “Other assets” on the Consolidated Statement of Financial Condition. The Company accounts for CMSRs in accordance with SFAS 140.

The estimated fair value of CMSRs is reviewed monthly for impairment and can change up or down depending on market conditions. The Company stratifies the loans based on certain risk characteristics, including term to maturity and loan type. If the estimated fair value of a loan strata is less than its book value, the Company establishes a valuation allowance for the estimated temporary impairment through a charge to noninterest income. The estimated fair value of CMSRs as of September 30, 2004 was $67 million. The book value of the Company’s CMSRs for one of the Company’s loan strata exceeded the fair value by $4.4 million at September 30, 2004. Therefore, an impairment valuation allowance of $4.4 million was recorded during the third quarter. The estimated fair value of CMSRs as of December 31, 2003, and September 30, 2003 was $95 million and $96 million, respectively. The book value of the Company’s CMSRs did not exceed the fair value at December 31, 2003 or September 30, 2003 and, therefore, no valuation allowance for impairment was required.

The following table shows the balances and changes in capitalized mortgage servicing rights for the three and nine months ended September 30, 2004 and 2003.

TABLE 14

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
CMSRs
Balance, beginning of period	$76,217	$82,060	$88,967	$69,448
New CMSRs from loan sales	1,553	20,554	8,166	49,716
Amortization	(9,597)	(10,516)	(28,960)	(27,066)

Balance, end of period	68,173	92,098	68,173	92,098

Valuation Allowance
Balance, beginning of period	-0-	-0-	-0-	-0-
Provision for CMSRs in excess of fair value	(4,410)	-0-	(4,410)	-0-

Balance, end of period	(4,410)	-0-	(4,410)	-0-

CMSRs, net	$63,763	$92,098	$63,763	$92,098

The CMSR balance decreased during 2004 due to the low level of fixed-rate loan sales and the amortization due to loan repayments.

The estimated amortization of the September 30, 2004 balance for the remainder of 2004 and the five years ending 2009 is $9.4 million (2004), $28.2 million (2005), $18.6 million (2006), $9.2 million (2007), $2.7 million (2008), and $144 thousand (2009). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

TABLE 15

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	September 30 2004	December 31 2003	September 30 2003
Nonaccrual loans	$346,585	$410,064	$409,001
Foreclosed real estate	8,815	13,904	16,838

Total nonperforming assets	$355,400	$423,968	$425,839

TDRs	$3,821	$3,105	$2,201

Ratio of NPAs to total assets	.35%	.51%	.56%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.36%	.51%	.56%

The lower balance of NPAs at September 30, 2004, December 31, 2003 and September 30, 2003 reflected the impact of the improved economy and the strong housing market. The Company closely monitors all delinquencies and takes appropriate steps to protect its interests. The Company mitigates its credit risk through strict underwriting standards and loan reviews. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to a recovery of $560 thousand and $1.0 million and for the three and nine months ended September 30, 2004, compared to a recovery of $412 thousand for the third quarter of 2003 and an expense of $1.7 million for the nine months ended September 30, 2003.

The following tables show the Company’s NPAs by state as of September 30, 2004 and 2003.

TABLE 16

Nonperforming Assets by State

September 30, 2004

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate	Total NPAs	NPAs as a % of Loans
State	1 – 4 Units	5+ Units		1 - 4	5+
Northern California	$91,550	$-0-	$-0-	$637	$-0-	$-0-	$92,187.28%
Southern California	52,779	-0-	104	-0-	-0-	-0-		52,883.20
Florida	20,889	-0-	-0-	381	-0-	-0-		21,270.38
New Jersey	21,792	-0-	-0-	-0-	-0-	-0-		21,792.54
Texas	42,365	-0-	-0-	3,945	-0-	-0-	46,310	1.41
Illinois	15,406	-0-	-0-	72	-0-	-0-		15,478.62
Washington	12,721	423	-0-	-0-	-0-	-0-		13,144.58
Colorado	7,872	180	-0-	459	-0-	-0-		8,511.43
Virginia	1,809	-0-	-0-	-0-	-0-	-0-		1,809.10
Other(c)	78,695	-0-	-0-	3,321	-0-	-0-		82,016.60

Totals	$345,878	$603	$104	$8,815	$-0-	$-0-	$355,400.38%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The September 30, 2004 balances include loans that were securitized into MBS with recourse.
(c)	All states included in Other have total loan balances less than 2% of total loans.

TABLE 17

Nonperforming Assets by State

September 30, 2003

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Commercial Real Estate	Total NPAs	NPAs as a % of Loans
State	1 – 4 Units	5+ Units		1 - 4	5+
Northern California	$115,053	$571	$5	$2,941	$-0-	$-0-	$118,570.46%
Southern California	79,805	1,390	209	503	-0-	-0-		81,907.42
Florida	31,626	-0-	-0-	955	-0-	-0-		32,581.81
New Jersey	19,643	-0-	-0-	330	-0-	-0-		19,973.72
Texas	34,982	-0-	-0-	5,125	-0-	277	40,384	1.41
Illinois	13,427	-0-	-0-	822	-0-	-0-		14,249.79
Washington	11,672	-0-	-0-	872	-0-	-0-		12,544.62
Colorado	8,400	61	-0-	-0-	-0-	-0-		8,461.52
Virginia	3,478	-0-	-0-	-0-	-0-	-0-		3,478.28
Other(c)	88,679	-0-	-0-	5,013	-0-	-0-		93,692.99

Totals	$406,765	$2,022	$214	$16,561	$-0-	$277	$425,839.60%

(a)	Nonaccruals loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The September 30, 2003 balances include loans that were securitized into MBS with recourse.
(c)	All states included in Other have total loan balances less than 2% of total loans.

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

The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003.

TABLE 18

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Beginning allowance for loan losses	$289,996	$287,868	$289,937	$281,097
Provision for losses charged to expense	197	2,082	830	10,062
Loans charged off	(536)	(1,200)	(1,763)	(2,678)
Recoveries	422	199	1,075	468

Ending allowance for loan losses	$290,079	$288,949	$290,079	$288,949

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.01%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity			.30%	.40%

Ratio of allowance for loan losses to NPAs			81.6%	67.9%

The decreased level of the provision for losses charged to expense in 2004 compared with 2003 reflected the lower level of nonperforming assets and net charge-offs experienced by the Company as a result of the strong nationwide housing market.

Deposits

The Company raises deposits through its retail branch system, through the Internet, and, from time to time, through the money markets.

Retail deposits increased during the third quarter of 2004 by $3.1 billion, including interest credited of $224 million, compared to an increase of $1.8 billion, including interest credited of $215 million in the third quarter of 2003. The substantial retail deposit growth reported for the third quarter of 2004 reflected favorable customer response to increased rates offered on the Company’s promoted products in response to rising interest rates. During the third quarter of 2004, the savings product that the Company principally promoted had elements of both a certificate of deposit and a passbook savings account. This product not only allowed customers to lock in a favorable rate on the entire balance in the account for a specified term, but also gave customers the flexibility to make withdrawals from the account at any time, without penalty, down to a specified minimum balance. Customers were also allowed to make additional deposits into this account up to a specified maximum balance. Retail deposits increased during the first nine months of 2004 by $4.9 billion, including interest credited of $611 million, compared to an increase of $5.1 billion, including interest credited of $645 million in the first nine months of 2003. At September 30, 2004, transaction accounts represented 77% of the total balance of deposits up from 71% at June 30, 2004 and 75% at September 30, 2003. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts (including most of the balance of the promoted account.)

The weighted average cost of deposits was 1.97% at September 30, 2004, 1.88% at June 30, 2004, 1.85% at both March 31, 2004 and December 31, 2003, and 1.95% at September 30, 2003.

The table below shows the Company’s deposits by interest rate and by remaining maturity at September 30, 2004 and 2003.

TABLE 19

Deposits

(Dollars in millions)

	September 30
	2004		2003
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.36%	$5,622	1.44%	$5,332
Savings accounts (a)	1.87	34,391	1.82	29,444
Term certificate accounts with original maturities of:
4 weeks to 1 year	1.77	4,673	1.32	3,840
1 to 2 years	1.49	1,945	1.54	2,602
2 to 3 years	2.27	1,327	2.98	1,637
3 to 4 years	3.45	1,308	3.90	1,289
4 years and over	4.64	2,361	4.87	1,939
Retail jumbo CDs	1.69	40	3.12	62

		$51,667		$46,145

Deposits by remaining maturity:
No contractual maturity	1.80%	$40,013	1.76%	$34,776
Maturity within one year	2.10	8,138	1.85	7,762
1 to 5 years	3.59	3,514	3.95	3,601
Over 5 years	3.51	2	4.29	6

		$51,667		$46,145

(a)	Includes money market deposit accounts and passbook accounts (including most of the balances of the promoted account previously described.)

Advances from Federal Home Loan Banks

The Company uses borrowings from the FHLBs, also known as “advances,” to provide funds for loan origination activities. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs owned by the Company. FHLB advances amounted to $32.0 billion at September 30, 2004, compared to $22.0 billion at December 31, 2003 and $19.7 billion at September 30, 2003.

Other Borrowings

The Company borrows funds through transactions in which securities are sold under agreements to repurchase (Reverse Repos). Reverse Repos are entered into with selected major government securities dealers and large banks, using MBS from the Company’s portfolio as collateral. Reverse Repos with dealers and banks amounted to $3.7 billion, $3.0 billion, and $722 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

At September 30, 2004 and December 31, 2003, Golden West, at the holding company level, had no subordinated debt outstanding as compared to $200 million at September 30, 2003. As of September 30, 2004, Golden West’s subordinated debt ratings were A2 and A by Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), respectively.

At September 30, 2004, Golden West, at the holding company level, had $992 million of senior debt outstanding as compared to $991 million at December 31, 2003 and September 30, 2003. As of September 30, 2004 Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively.

WSB has a bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. At September 30, 2004, December 31, 2003, and September 30, 2003, WSB had $869 million, $3.0 billion, and $1.5 billion, respectively, of bank notes outstanding. As of September 30, 2004, WSB’s bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

WSB also may issue long-term unsecured senior notes and long-term wholesale deposits. In March 2004, WSB issued $700 million of two-year unsecured floating-rate senior notes and $300 million of five-year unsecured floating-rate senior notes. In June 2004, WSB issued $600 million of three-year unsecured floating-rate senior notes and $400 million of five-year unsecured fixed-rate senior notes. At the same time, the Company entered into an interest rate swap, which the Company designated as a fair value hedge, to effectively convert the payments on $400 million of fixed-rate senior debt to floating-rate payments. See Interest Rate Swaps discussion on pages 44 and 45. In September 2004, WSB issued $650 million of two-year unsecured floating-rate senior notes and $350 million of five-year unsecured floating-rate senior notes. At September 30, 2004, WSB had $3.0 billion of long-term unsecured senior notes outstanding. At December 31, 2003 and September 30, 2003, WSB had no senior notes outstanding. At September 30, 2004 and 2003, WSB had no long-term wholesale deposits outstanding. As of September 30, 2004, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

Stockholders’ Equity

The Company’s stockholders’ equity amounted to $6.9 billion, $5.9 billion, and $5.6 billion at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. Stockholders’ equity increased by $944 million during the first nine months of 2004 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. The Company’s stockholders’ equity increased by $610 million during the first nine months of 2003 as a result of net earnings partially offset by decreased market values of securities available for sale, the payment of quarterly dividends to stockholders, and the $151 million cost of the repurchase of Golden West stock. Unrealized gains, net of taxes, on securities and MBS available for sale included in stockholders’ equity at September 30, 2004, December 31, 2003, and September 30, 2003 were $222 million, $198 million, and $177 million, respectively.

Since 1993, through five separate actions, the Company’s Board of Directors has authorized the repurchase by the Company of up to 60.6 million shares of Golden West’s common stock. As of September 30, 2004, 51.3 million shares had been repurchased and retired at a cost of $1.4 billion since October 1993. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company. The Company did not repurchase any shares during the first nine months of 2004 and 9,328,179 shares remained available for purchase under the Company’s stock repurchase program as of September 30, 2004.

On October 20, 2004, the Company’s Board of Directors approved a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend. This stock dividend is payable December 10, 2004, to holders of record at the close of business on November 15, 2004.

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

As used in the discussion, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, the Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of September 30, 2004, the most recent notification from the OTS categorized WSB and WTX as “well-capitalized” under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the “well-capitalized” status categorization of WSB or WTX.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at September 30, 2004 and 2003.

TABLE 20

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of September 30, 2004

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$6,793,206	6.80%	$1,498,144	1.50%	—	—
Tier 1 (core or leverage)	6,793,206	6.80	3,995,050	4.00	$4,993,813	5.00%
Tier 1 risk-based	6,793,206	12.56	—	—	3,246,406	6.00
Total risk-based	7,080,599	13.09	4,328,542	8.00	5,410,677	10.00

WTX
Tangible	$679,686	5.41%	$188,486	1.50%	—	—
Tier 1 (core or leverage)	679,686	5.41	502,629	4.00	$628,287	5.00%
Tier 1 risk-based	679,686	24.26	—	—	168,096	6.00
Total risk-based	681,023	24.31	224,128	8.00	280,160	10.00

TABLE 21

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of September 30, 2003

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$5,785,917	7.62%	$1,138,820	1.50%	—	—
Tier 1 (core or leverage)	5,785,917	7.62	3,036,852	4.00	$3,796,065	5.00%
Tier 1 risk-based	5,785,917	13.71	—	—	2,532,271	6.00
Total risk-based	6,073,121	14.39	3,376,361	8.00	4,220,452	10.00

WTX
Tangible	$475,480	6.19%	$115,240	1.50%	—	—
Tier 1 (core or leverage)	475,480	6.19	307,306	4.00	$384,132	5.00%
Tier 1 risk-based	475,480	27.05	—	—	105,469	6.00
Total risk-based	476,097	27.08	140,625	8.00	175,782	10.00

Results Of Operations

Net Earnings

Net earnings for the three months ended September 30, 2004 were $325 million compared to net earnings of $283 million for the three months ended September 30, 2003. Net earnings for the nine months ended September 30, 2004 were $941 million compared to net earnings of $815 million for the nine months ended September 30, 2003. Net earnings increased in 2004 as compared to 2003 primarily as a result of increased net interest income and a lower provision for loan losses, partially offset by an increase in general and administrative expenses and a decrease in noninterest income.

Net Interest Income

The largest component of the Company’s revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of the Company’s net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, the Company’s primary earning asset, by originating and retaining high-quality adjustable rate home loans. In the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates, which can temporarily affect the level of net interest income.

Net interest income amounted to $665 million and $1.9 billion, respectively, for the three and nine months ended September 30, 2004 as compared to $553 million and $1.6 billion for the same periods in 2003. These amounts represented 20% and 19% increases, respectively, over the previous year.

The increase in net interest income in 2004 compared with the prior year resulted primarily from the growth in the loan portfolio, the Company’s principal earning asset. Between September 30, 2003 and September 30, 2004, the Company’s earning asset balance increased by $24.1 billion or 32%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2004 was a decrease for the nine months ended September 30, 2004 in the Company’s average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings.

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

Fluctuations in short-term market interest rates affect both the cost of the Company’s liabilities and the yield on the Company’s ARM assets. However, the liabilities tend to be affected more quickly than the assets, mainly due to the reporting and repricing lags inherent in the ARM indexes used in the Company’s loan products (described on pages 14 through 17). This timing disparity can affect the Company’s primary spread temporarily until the indexes are able to reflect, or “catch up” with, the market rates. The following chart summarizes the different relationships the indexes and short-term market interest rates could have at any point in time, and the expected impact on the Company’s primary spread.

Market Interest Rate Scenarios	Relationship Between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread
Market interest rates decline	The index decrease lags the market interest rate decrease, and therefore the primary spread would be expected to widen temporarily until the index catches up with the lower market interest rates.

Market interest rates increase	The index increase lags the market interest rate increase, and therefore the primary spread would be expected to narrow temporarily until the index catches up with the higher market interest rates.

Market interest rates remain constant	The primary spread would be expected to stabilize when the index catches up to the current rate level.

For the five years ended September 30, 2004, which included periods of both falling and rising interest rates, the Company’s primary spread averaged 2.67%.

During the second quarter of 2004, short-term market interest rates began to rise in anticipation of the June 30, 2004 action by the Federal Reserve’s Open Market Committee to raise the Federal Funds rate, a key short-term interest rate, by .25% from 1.00% to 1.25%. During the third quarter of 2004, short-term market interest rates continued to rise in anticipation of August and September increases by the Federal Reserve’s Open Market Committee which raised the Federal Funds rate to 1.75%. As a consequence, the Company’s cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on Golden West’s earning assets responded more slowly due to the ARM index lags discussed on pages 14 through 17. As a result, the Company’s third quarter 2004 average primary spread was lower than in the same period in 2003 and lower than in the first and second quarter of 2004.

The table below shows the components of the Company’s primary spread at September 30, 2004, December 31, 2003, and September 30, 2003.

TABLE 22

Yield on Earning Assets,

Cost of Funds, and Primary Spread

At Period End

	September 30 2004	December 31 2003	September 30 2003
Yield on loan portfolio and MBS	4.59%	4.61%	4.73%
Yield on investments	1.90	.93	1.10

Yield on earning assets	4.57	4.54	4.70

Cost of deposits	1.97	1.85	1.95
Cost of borrowings	1.87	1.37	1.45

Cost of funds	1.93	1.67	1.78

Primary spread	2.64%	2.87%	2.92%

The following tables set forth certain information with respect to the yields earned and rates paid on the Company’s earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2004 and 2003.

TABLE 23

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Investments	$1,231,510	2.00%	1.90%	$3,733,040	1.20%	1.10%
Loans receivable and MBS(b)	92,331,100	4.57	4.59	70,505,515	4.85	4.73
Invest. in capital stock of FHLBs	1,420,809	3.63	n/a (c)	1,136,356	3.69	n/a (c)

Earning assets	$94,983,419	4.52%		$75,374,911	4.66%

LIABILITIES
Deposits:
Checking accounts	$5,783,849	1.41%	1.36%	$5,236,536	1.53%	1.44%
Savings accounts (d)	32,624,180	1.83	1.87	28,326,206	1.92	1.82
Term accounts	11,855,631	2.50	2.55	11,804,362	2.60	2.52

Total deposits	50,263,660	1.94	1.97	45,367,104	2.05	1.95
Advances from FHLBs	30,781,859	1.61	1.78	19,389,401	1.30	1.27
Reverse repurchases	3,582,826	1.54	1.77	706,184	1.06	1.06
Other borrowings	4,572,513	2.34	2.54	4,995,642	2.06	2.70

Interest-bearing liabilities	$89,200,858	1.83%		$70,458,331	1.84%

Average net yield		2.69%			2.82%

Net interest income	$665,129			$553,330

Net yield on average earning assets (e)		2.80%			2.94%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.
(b)	Includes nonaccrual loans (90 days or more past due).
(c)	FHLB stock pays dividends; no end of period interest yield applies.
(d)	Includes money market deposit accounts and passbook accounts (including most of the balances of the promoted account described on page 33.)
(e)	Net interest income divided by daily average of earning assets.

TABLE 24

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Investments	$1,574,843	1.57%	1.90%	$3,521,006	1.36%	1.10%
Loans receivable and MBS(b)	85,848,185	4.57	4.59	68,053,661	5.01	4.73
Invest. in capital stock of FHLBs	1,272,619	3.34	n/a (c)	1,118,092	3.81	n/a (c)

Earning assets	$88,695,647	4.49%		$72,692,759	4.81%

LIABILITIES
Deposits:
Checking accounts	$5,719,013	1.39%	1.36%	$4,932,634	1.62%	1.44%
Savings accounts (d)	30,925,953	1.75	1.87	26,360,862	2.03	1.82
Term accounts	11,678,663	2.43	2.55	12,589,061	2.72	2.52

Total deposits	48,323,629	1.87	1.97	43,882,557	2.18	1.95
Advances from FHLBs	26,871,203	1.39	1.78	19,235,742	1.41	1.27
Reverse repurchases	3,030,591	1.29	1.77	376,451	1.12	1.06
Other borrowings	4,977,945	2.02	2.54	4,566,717	2.25	2.70

Interest-bearing liabilities	$83,203,368	1.70%		$68,061,467	1.96%

Average net yield		2.79%			2.85%

Net interest income	$1,927,069			$1,623,692

Net yield on average earning assets (e)		2.90%			2.98%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.
(b)	Includes nonaccrual loans (90 days or more past due).
(c)	FHLB stock pays dividends; no end of period interest yield applies.
(d)	Includes money market deposit accounts and passbook accounts (including most of the balances of the promoted account described on page 33.)
(e)	Net interest income divided by daily average of earning assets.

The following table shows the Company’s revenues and expenses as a percentage of total revenues for the three and nine months ended September 30, 2004 and 2003.

TABLE 25

Selected Revenue and Expense Items

as Percentages of Total Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest on loans	89.5%	82.2%	88.5%	82.0%
Interest on mortgage-backed securities	2.5	6.2	3.3	7.2
Interest and dividends on investments	1.7	2.2	1.6	2.4

	93.7	90.6	93.4	91.6

Less:
Interest on deposits	21.3	24.0	21.2	25.1
Interest on advances and other borrowings	14.3	9.4	12.0	9.9

	35.6	33.4	33.2	35.0

Net interest income	58.1	57.2	60.2	56.6
Provision for loan losses	.0	.2	.0	.4

Net interest income after provision for loan losses	58.1	57.0	60.2	56.2

Add:
Fees	4.7	4.7	4.7	4.3
Gain on the sale of securities, MBS, and loans	.2	2.7	.3	2.2
Change in fair value of derivatives	.0	.3	.0	.3
Other noninterest income	1.4	1.7	1.6	1.6

	6.3	9.4	6.6	8.4

Less:
General and administrative expenses	18.4	18.8	19.3	18.4
Taxes on income	17.6	18.4	18.1	17.8

Net earnings	28.4%	29.2%	29.4%	28.4%

Interest on Loans

In the third quarter of 2004, interest on loans increased by $230 million or 28.9% from the comparable period in 2003. The increase in the third quarter of 2004 was due to a $24.0 billion increase in the average portfolio balance, which was partially offset by a 27 basis point decrease in the average portfolio yield. In the first nine months of 2004, interest on loans increased by $485 million or 20.6% from the comparable period in 2003. The increase in the first nine months of 2004 was due to a $20.1 billion increase in the average portfolio balance, which was partially offset by a 43 basis point decrease in the average portfolio yield.

Interest on Mortgage-Backed Securities

In the third quarter of 2004, interest on MBS decreased by $31 million or 52.1% from the comparable period in 2003. The decrease in the third quarter of 2004 was primarily due to a $2.2 billion decrease in the average portfolio balance and a 41 basis point decrease in the average portfolio yield. In the first nine months of 2004, interest on MBS decreased by $103 million or 49.5% from the comparable period in 2003. The decrease in the first nine months 2004 was primarily due to a $2.3 billion decrease in the average portfolio balance and a 49 basis point decrease in the average portfolio yield. The decrease in the average portfolio balance was primarily due to the $1.0 billion desecuritization in the first quarter of 2004 as discussed on page 28.

Interest and Dividends on Investments

The income earned on the investment portfolio fluctuates, depending upon the volume outstanding and the yields available on short-term investments. In the third quarter of 2004, interest and dividends on investments decreased by $3 million or 11.9% from the comparable period in 2003. The decrease in the third quarter of 2004 was due to a $2.2 billion decrease in the average portfolio balance partially offset by a 110 basis point increase in the average portfolio yield. In the first nine months of 2004, interest and dividends on investments decreased by $17 million or 25.8% from the comparable period in 2003. The decrease in the first nine months of 2004 was due to a $1.8 billion decrease in the average portfolio balance partially offset by a 41 basis point increase in the average portfolio yield.

Interest on Deposits

In the third quarter of 2004, interest on deposits increased by $11 million or 4.7% from the comparable period in 2003. The increase in the third quarter of 2004 was due to a $4.9 billion increase in the average balance of deposits partially offset by an 11 basis point decrease in the average cost of deposits. In the first nine months of 2004, interest on deposits decreased by $40 million or 5.6% from the comparable period in 2003. The decrease in the first nine months of 2004 was due to a 31 basis point decrease in the average cost of deposits partially offset by a $4.4 billion increase in the average balance of deposits.

Interest on Advances

In the third quarter of 2004, interest on advances increased by $60 million or 95.6% from the comparable period of 2003. The increase in the third quarter of 2004 was primarily due to an $11.4 billion increase in the average balance and a 30 basis point increase in the average cost of these borrowings. In the first nine months of 2004, interest on advances increased by $77 million or 37.8% from the comparable period of 2003. The increase in the first nine months of 2004 was primarily due to a $7.6 billion increase in the average balance partially offset by a 2 basis point decrease in the average cost of these borrowings.

Interest on Other Borrowings

In the third quarter of 2004, interest on other borrowings increased by $13 million or 47.1% from the comparable period in 2003. The increase in the third quarter of 2004 was due to a $2.5 billion increase in the average balance and a 5 basis point increase in the average cost of other borrowings. Interest expense on other borrowings, including interest on reverse repurchase agreements, amounted to $105 million and $80 million for the nine months ended September 30, 2004 and 2003, respectively. In the first nine months of 2004, interest on other borrowings increased by $25 million or 30.8% from the comparable period in 2003. The increase in the first nine months of 2004 was due to a $3.1 billion increase in the average balance partially offset by a 42 basis point decrease in the average cost of other borrowings.

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to offset the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. (See Interest Rate Swap discussion on pages 8 and 9.)

Fair value hedges

In June 2004, the Company entered into an interest rate swap with a notional amount of $400 million, which the Company designated as a fair value hedge, to effectively convert payments on WSB’s $400 million long-term fixed-rate notes to floating-rate payments. This interest rate swap qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. The fair value of the swap at September 30, 2004 was $11.0 million which was offset by the decrease in the fair value of the debt. As such, the change in the fair value of the swap had no impact on the Consolidated Statement of Net Earnings.

The following table illustrates as of September 30, 2004, the maturities and weighted average rates for the fair value interest rate swap and the hedged fixed-rate senior debt.

Table 26

Maturities and Fair Value of the Fair Value Hedge and the Related Hedged Senior Debt

As of September 30, 2004

(Dollars in millions)

	Expected Maturity Date as of September 30, 2004
	2005	2006	2007	2008	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$-0-	$-0-	$-0-	$-0-	$400	$400	$409
Weighted average interest rate	.00%	.00%	.00%	.00%	4.61%	4.61%
Fair Value Hedge
Notional Amount	$-0-	$-0-	$-0-	$-0-	$400	$400	$11
Weighted average interest rate paid	.00%	.00%	.00%	.00%	1.91%	1.91%
Weighted average interest rate received	.00%	.00%	.00%	.00%	4.39%	4.39%

The net effect of this transaction was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 2.11% at September 30, 2004.

Interest rate swap not designated as a hedging instrument

The following table shows the activity of the Company’s interest rate swap that was not designated as a hedging instrument. This swap matured in May 2004.

TABLE 27

Schedule of Activity for Interest Rate Swap Not Designated as a Hedging Instrument

(Notional amounts in millions)

Nine Months Ended September 30, 2004
Pay Fixed Swap
Balance at December 31, 2003	$104
Maturities	(104)

Balance at September 30, 2004	$-0-

The range of floating interest rates received on swap contracts in the first nine months of 2004 was 1.13% to 1.18%. The range of fixed interest rates paid on swap contracts in the first nine months of 2004 was 5.92% to 7.53%.

Interest rate swap payment activity on swaps not designated as hedging instruments decreased net interest income by $1.0 million for the nine months ended September 30, 2004 as compared to a decrease of $3.0 million and $9.3 million for the third quarter and first nine months of 2003.

As a result of the ongoing valuation of the Company’s swaps not designated as hedging instruments, the Company reported pre-tax income of $1 million, or $.00 after tax per diluted share for the nine months ended September 30, 2004, as compared to pre-tax income of $9 million, or $.03 after tax per diluted share for the nine months ended September 30, 2003. This additional income occurred because the fair value of Golden West’s swaps changed in 2004 and 2003 as a result of interest rate movements and the maturities of interest rate swaps. The changes in fair value of these swap contracts were reported as a net liability on the Consolidated Statement of Financial Condition with corresponding amounts reported in Noninterest Income as the “Change in Fair Value of Derivatives” in the Consolidated Statement of Net Earnings.

Provision for Loan Losses

The provision for loan losses was $197 thousand and $830 thousand for the three and nine months ended September 30, 2004 compared to $2 million and $10 million for the same periods in 2003. The decrease in the provision in 2004 was due to the improved credit performance of the Company’s loan portfolio and the strong housing market.

Noninterest Income

Noninterest income was $72 million and $213 million for the three and nine months ended September 30, 2004 compared to $91 million and $241 million for the same periods in 2003. The decrease in 2004 as compared to 2003 resulted primarily from the decrease in income associated with a smaller volume of fixed-rate loan sales, partially offset by an increase in prepayment fees. Also included in fee income is the $4.4 million provision for CMSR impairment. See Mortgage Servicing Rights discussion on pages 28 and 29.

General and Administrative Expenses

For the third quarter and first nine months of 2004, general and administrative expenses (G&A) were $210 million and $618 million compared to $181 million and $528 million for the comparable periods in 2003. G&A expenses increased in 2004 to support the record loan volume, as well as to continue investing in resources to support future expansion of the Company.

G&A as a percentage of average assets on an annualized basis was .87% and .91% for the third quarter and first nine months of 2004 compared to .98% for both the third quarter and first nine months of 2003. G&A as a percentage of average assets was lower in the third quarter of 2004 as compared to the third quarter of 2003 because in 2004 average assets grew faster than the growth in general and administrative expenses. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 28.57% and 28.86% for the third quarter and first nine months of 2004 compared to 28.11% and 28.32% for the same periods in 2003.

Taxes on Income

The Company utilizes the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 38.3% and 38.1% for the third quarter and first nine months of 2004 compared to 38.6% and 38.5% for the same periods in 2003. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which the Company operates.

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

The principal sources of funds for WSB’s parent, Golden West, are the proceeds from the issuance of debt securities, dividends from subsidiaries, and interest on investments. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to GDW. The principal liquidity needs of Golden West are for payment of interest and principal on debt securities, capital contributions to its insured subsidiaries, dividends to stockholders, the repurchase of Golden West stock (see Stockholders’ Equity section on page 35), and general and administrative expenses. At September 30, 2004, December 31, 2003, and September 30, 2003, Golden West’s total cash and investments amounted to $841 million, $609 million, and $835 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Golden West estimates the sensitivity of the Company’s net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 14 through 17. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on the Company’s historical prepayment information. The model factors in projections for anticipated activity levels by products offered by the Company. Based on the information and assumptions in effect at September 30, 2004, management believes that a 200 basis point rate increase sustained over a thirty-six month period would not materially affect the Company’s long-term profitability and financial strength.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

Exhibit No.	Description
3 (a)	Restated Certificate of Incorporation, as amended, and amendments thereto, are incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (file No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Michael Roster is incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (f)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 1998.

10 (g)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (h)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

(a)	Index to Exhibits (continued)

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32 *	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this report.

(b)	Reports on Form 8-K

The Registrant filed one current report on Form 8-K with the Commission during the third quarter of 2004 and has since filed two more reports on Form 8-K with the Commission:

1.	Report filed July 20, 2004. Item 7. Exhibits. The report dated July 20, 2004 included the Golden West Second Quarter 2004 Earnings Press Release and the Golden West June 30, 2004 Thirteen Month Statistical Data Press Release.

2.	Report filed October 20, 2004. Item 7. Exhibits. The report dated October 20, 2004 included the Golden West Third Quarter 2004 Earnings Press Release and the Golden West September 30, 2004 Thirteen Month Statistical Data Press Release.

3.	Report filed October 20, 2004. Item 7. Exhibits. The report dated October 20, 2004 included the announcement that the Company’s Board of Directors approved a two-for-one stock split of the Company’s outstanding stock in the form of a stock dividend. The Company also announced that the Board of Directors had increased the Company’s indicated annual cash dividend rate after the split by 20%, to $0.24 per share (post split).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: November 8, 2004	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan
Group Senior Vice President and Chief Accounting Officer