Form 10-K
period 2004-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2005-03-11
CIK 42293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4629

GOLDEN WEST FINANCIAL CORPORATION

Incorporated pursuant to the Laws of Delaware State

I.R.S. – Employer Identification No. 95-2080059

1901 Harrison Street, Oakland, California 94612

(510) 446-3420

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange, Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on June 30, 2004, was $13,431,023,762 (based upon nonaffiliated holdings of 252,581,547 shares and a market price of $53.18 per share). The number of shares outstanding of the registrant’s common stock on February 28, 2005, was 306,923,266 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 11, 2005 furnished to stockholders in connection with the registrant’s 2005 Annual Meeting of Stockholders, is incorporated by reference into Part III.

GOLDEN WEST FINANCIAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

i

ii

iii

Forward Looking Statements

This report may contain various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include projections, statements of the plans and objectives of management for future operations, statements of future economic performance, assumptions underlying these statements, and other statements that are not statements of historical facts. Forward-looking statements are subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond Golden West’s control. Should one or more of these risks, uncertainties or contingencies materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. Among the key risk factors that may have a direct bearing on Golden West’s results of operations and financial condition are

•	competitive practices in the financial services industries;

•	operational and systems risks;

•	general economic and capital market conditions, including fluctuations in interest rates;

•	economic conditions in certain geographic areas; and

•	the impact of current and future laws, governmental regulations and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West’s operations in particular.

In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed under the heading “Asset/Liability Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

PART I

ITEM 1. BUSINESS

OVERVIEW

Golden West Financial Corporation is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned federally chartered savings bank subsidiary, World Savings Bank, FSB (WSB). WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank. Golden West also has two subsidiaries, Atlas Advisers, Inc. and Atlas Securities, Inc., that provide advisory and distribution services to Atlas Funds, a registered investment company offering sixteen no-load mutual funds. References to the Company, Golden West, “we,” and “our” mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

Headquartered in Oakland, California, we are one of the nation’s largest financial institutions with assets over $106 billion as of December 31, 2004. We have one of the most extensive thrift branch systems in the country, with 276 savings branches in ten states and lending operations in 38 states as of December 31, 2004. We had a total of 9,399 full-time and 1,001 permanent part-time employees at December 31, 2004. Golden West was incorporated in 1959 under Delaware law.

Copies of Golden West’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

OPERATIONS

As a residential mortgage portfolio lender, our principal business, conducted through WSB and WTX, is attracting funds from the investing public and the capital markets and investing those funds principally in mortgage loans secured by residential real estate. As of December 31, 2004, 2003, and 2002, we had assets of $106.9 billion, $82.5 billion, and $68.4 billion, respectively. For the years ended December 31, 2004, 2003, and 2002, we had net income of $1.3 billion, $1.1 billion, and $958 million, respectively. Additional selected financial data is included on pages 27-28 and further discussion and analysis can be found in Item 7 beginning on page 29. In addition, supplemental tables begin on page 7.

Lending Operations. At December 31, 2004, we were originating loans in 38 states through offices that are staffed by employees who primarily contact local real estate brokers, mortgage brokers, and consumers regarding possible lending opportunities. Customers also may apply for home loans over the telephone and through the Internet at www.worldsavings.com. Our loan approval process assesses both the borrower’s ability to repay the loan and the adequacy of the proposed security. We require title insurance for all mortgage loans and require that fire and casualty insurance be maintained on all improved properties that are security for our loans. Documentation for all loans is maintained in our loan servicing offices in San Antonio, Texas.

Loan Products. Our principal loan products are adjustable rate mortgages (ARMs). The portion of the mortgage portfolio (including securitized loans and MBS) composed of ARMs was 98% at yearend 2004. Most of our ARMs carry an interest rate that changes monthly based on movements in the applicable index, have original terms to maturity of 30 years, and are secured by first liens on one- to four-family homes. We also originate second deeds of trust, a portion of which are in the form of fixed-rate loans. In addition, we establish equity lines of credit (ELOCs) indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). We are not currently active in commercial real estate, construction loans, or other consumer lending. Additional information about our loan portfolio can be found in Item 7, and in Tables 1 through 7.

Deposit Activities. We raise deposits through our retail branch system, through the Internet, and, from time to time, through money markets. We currently offer a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to five years. Retail deposits, which are deposits we sell directly to customers, increased $6.2 billion during 2004 and reached $53.0 billion at December 31, 2004. Although we occasionally use securities dealers to sell certificates of deposit (CDs) to institutional investors, we did not have any of these “wholesale CDs” outstanding at December 31, 2004. Additional detail about deposits can be found in Tables 14 through 16.

Borrowings. We also borrow funds from a variety of sources to fund our loan origination activities, including taking “advances” from the Federal Home Loan Bank (FHLB) system, entering into reverse repurchase agreements with selected dealers, and issuing short- and medium-term bank notes. Many of these borrowings require us to pledge collateral to the lenders, sometimes in the form of whole loans but also in the form of securitized pools of loans. We regularly securitize loans from our portfolio into mortgage-backed securities (MBS) and Real Estate Mortgage Investment Conduit securities (MBS-REMICs). Additional information about our borrowings and securitization activity can be found in Item 7, and detailed borrowing Tables18 and 19.

COMPETITION AND OTHER MATTERS

We operate in a highly competitive environment. Competition for deposits has historically come from other savings institutions, commercial banks, credit unions, the equities market, mutual funds, issuers of government and corporate debt securities, securities dealers, insurance companies, and other financial services providers. The principal methods we use to attract and retain deposits, in addition to the interest rates and terms offered, include the convenience of 276 savings branch locations, a commitment to outstanding customer service, and easy access to World Savings products and services over the Internet at www.worldsavings.com.

Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. We also compete indirectly with government-sponsored enterprises, notably Fannie Mae and Freddie Mac. Many of the nation’s largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which we compete. The primary factors in competing for real estate loans are interest and payment rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives.

The operations of financial institutions are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the policies of financial institution regulatory authorities. Deposit flows and costs of funds are impacted by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. Changes in the government’s monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably.

REGULATION

The following discussion describes the primary regulatory issues applicable to savings and loan holding companies and savings banks like Golden West, WSB, and WTX. The description of any statutory or regulatory provisions is qualified in its entirety by reference to those provisions. In addition, laws and regulations affecting financial institutions change over time. We cannot predict if any such changes will occur or, if they do, whether they will have a material impact on our business.

Office of Thrift Supervision. Golden West is a savings and loan holding company under the Home Owners’ Loan Act (HOLA). As such, it has registered with the Office of Thrift Supervision (OTS) and is subject to OTS regulation, examination, supervision, and reporting requirements, as well as periodic assessments. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions; and the OTS may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

As federally chartered savings institutions, WSB and WTX are regulated principally by the OTS. Under various regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain a satisfactory level of liquid assets, and comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade. In addition, savings institutions must comply with OTS regulations governing deposits and mortgage loans including regulations concerning the indexes and interest rate adjustments of our adjustable rate mortgage products.

Federal Deposit Insurance Corporation. Because their deposits are insured by the Federal Deposit Insurance Corporation (FDIC), WSB and WTX are also subject to FDIC regulation. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. WSB and WTX are members of the BIF, although approximately 10% of WSB’s deposits were insured through the SAIF at December 31, 2004.

All FDIC-insured depository institutions are required to pay an annual assessment. The amount of FDIC assessments is based on an institution’s relative risk of default as measured by regulatory capital ratios and other factors. The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $1,000 of domestic deposits. As of December 31, 2004, the premium paid by WSB and WTX to the FDIC was an annual rate of $.144 per $1,000 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. FDIC insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices. A significant increase in the assessment rate, or a termination of deposit insurance, could have a material adverse effect on the Company’s earnings.

Federal Reserve Board. WSB and WTX are also subject to regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Federal Reserve Board regulations require financial institutions to maintain noninterest-earning reserves against their checking accounts. The balances that are maintained to meet these reserve requirements may be used to satisfy liquidity requirements. WSB and WTX are currently in compliance with all applicable Federal Reserve Board reserve requirements, andWSB and WTX also have authority to borrow from the Federal Reserve Bank. The Federal Reserve Board also administers various consumer banking laws to which WSB and WTX are subject.

Federal Home Loan Bank System. Both WSB and WTX are members of the Federal Home Loan Bank (FHLB) system. WSB is a member of and owns stock in the FHLB of San Francisco. WTX is a member of and owns stock in the FHLB of Dallas. The FHLB system provides credit to its members, which include savings institutions, commercial banks, insurance companies, credit unions, and certain other entities. As members, WSB and WTX may obtain advances (borrowings) from, and must own capital stock of, their respective FHLB. Advances are secured by collateral pledges and a blanket lien on the assets of the institution. In the event a member bank, such as WSB or WTX, defaults on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. WSB and WTX must own an amount of capital stock that depends generally upon their outstanding FHLB advances. Each FHLB has joint and several liability for the obligations of the eleven other FHLBs in the system. In the event a FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB.

Regulatory Capital. WSB and WTX are subject to risk-based capital and leverage requirements that require capital-to-asset ratios to meet certain minimum standards. See Note A to Consolidated Financial Statements for a description of the requirements and the capital ratios of WSB and WTX, as well as Tables 22 through 24. As of December 31, 2004, the date of the most recent notification from the OTS, WSB and WTX were considered “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since the notification that we believe would have an adverse impact on how WSB or WTX is categorized. The payments of capital distributions by WSB and WTX to their parent are governed by OTS regulation. See Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” for a discussion of limitations imposed by the OTS on dividends paid by savings institutions.

Depositor Preference. As a result of federal laws that apply to insured depository institutions, claims of general unsecured creditors of WSB and WTX would be subordinated to claims of a receiver for administrative expenses and claims of holders of deposit liabilities of WSB and WTX (including the FDIC, as the subrogee of those holders) in the event of a liquidation or other resolution of WSB and WTX. As of December 31, 2004, WSB had approximately $53 billion of deposits outstanding on a consolidated basis, and WTX had approximately $896 million of deposits outstanding.

Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution. If the FDIC is appointed as a receiver or conservator of an insured depository institution, such as WSB or WTX, the FDIC may disaffirm or repudiate contracts and leases to which the institution is a party, where the performance of such contracts or leases is determined to be burdensome and the disaffirmance or repudiation promotes the orderly administration of the institution’s affairs. The FDIC may contend that its power to repudiate contracts likely extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly-traded debt obligations. The effect of a repudiation would likely be to accelerate the maturity of debt and would likely result in a claim by each holder of debt against the receivership or conservatorship. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claims relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See “Depositor Preference” above.

If the maturity of the debt were so accelerated, and the conservatorship or receivership paid a claim relating to the debt, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of WSB or WTX, the FDIC as conservator or receiver may enforce most types of contracts, including debt contracts pursuant to their terms, notwithstanding any such acceleration provision. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution’s assets and liabilities, without the approval or consent of the institution’s creditors.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally obligated to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the relevant deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or by protecting creditors other than depositors. Existing law authorizes the FDIC to settle all uninsured and unsecured claims in the event of an insolvency of an insured institution by making a final payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC’s obligations to claimants. Existing law provides that the rate of such final payment is to be a percentage reflecting the FDIC’s receivership recovery experience.

Other Laws and Regulations.

Restrictions on Transactions with Affiliates. As WSB’s parent company, Golden West is considered an “affiliate” of WSB and WTX for regulatory purposes. Savings banks are subject to rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System set forth in Sections 23A, 23B, and 22(h) of the Federal Reserve Act. In addition, savings banks are subject to additional limitations set forth in current law and as adopted by the OTS. Current law generally prohibits a savings institution from lending or otherwise extending credit to an affiliate, other than the institution’s subsidiaries, unless the affiliate is engaged only in activities that the Federal Reserve Board has determined to be permissible for bank or financial services holding companies and that the OTS has not disapproved. OTS regulations provide guidance in determining what constitutes an affiliate of a savings institution and in calculating compliance with the quantitative limitations on transactions with affiliates.

Consumer Laws and Regulations. The Company’s activities are also subject to various laws and regulations, both at the federal and state level, concerning consumers. These include laws relating to the making, enforcement, and collection of consumer loans; deposit accounts; and the types of disclosures that need to be made to consumers for both loans and deposits. In addition, the Gramm-Leach-Bliley Act and other applicable privacy laws restrict our ability to share non-public customer information with affiliates and third parties.

Nonbank Subsidiaries. Golden West’s nonbank subsidiaries, including Atlas Advisers, Inc. and Atlas Securities, Inc., are also subject to regulation by other applicable federal and state agencies. Atlas Securities, Inc., a registered broker dealer, is regulated primarily by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and state securities regulators. Atlas Advisers, Inc., a registered investment advisor, is regulated primarily by the SEC.

CORPORATE GOVERNANCE

Golden West’s Board of Directors has determined that a majority of the members of the Board of Directors and all of the Audit Committee, Compensation and Stock Option Committee, and Nominating and Corporate Governance Committee members satisfy the independence standards under the New York Stock Exchange’s corporate governance rules. In addition, all of the Audit Committee members satisfy the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934. Golden West’s Board of Directors has adopted Corporate Governance Guidelines and codes of conduct and ethics for directors, financial officers, and employees that are available, along with Board committee charters, on our website at www.gdw.com. Printed copies of these guidelines, codes, and charters are also available to any stockholder who submits a written request to the Corporate Secretary.

EXECUTIVE OFFICERS

The executive officers of Golden West are as follows:

Name and Age	Position
Herbert M. Sandler, 73	Chairman of the Board and Chief Executive Officer

Marion O. Sandler, 74	Chairman of the Board and Chief Executive Officer

James T. Judd, 66	Senior Executive Vice President

Russell W. Kettell, 61	President, Chief Financial Officer, and Treasurer (a)

Georganne C. Proctor, 48	Executive Vice President(b)

Michael Roster, 59	Executive Vice President, General Counsel, and Secretary(c)

Carl M. Andersen, 44	Group Senior Vice President and Tax Director(d)

William C. Nunan, 54	Group Senior Vice President and Chief Accounting Officer(e)

Each of the above persons holds the same position with WSB with the exceptions of James T. Judd who is President and Chief Operating Officer, and Russell W. Kettell who is a Senior Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Judd and Mr. Kettell are also members of the Board of Directors of WSB. Each executive officer has had the principal occupations shown for the prior five years except as follows:

(a)	Russell W. Kettell was elected Chief Financial Officer in December 1999, served as Treasurer from 1995 to 2002 and again in 2004, and has served as President of Golden West since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984 and from 1995 until 2002.

(b)	Georganne C. Proctor was elected Executive Vice President in February 2003. Prior thereto, Ms. Proctor was Chief Financial Officer for the Bechtel Group in San Francisco which provides engineering and construction services.
(c)	Michael Roster was elected Executive Vice President, General Counsel and Secretary in February 2000. Prior thereto, Mr. Roster was General Counsel at Stanford University and, prior to that, a partner at the law firm Morrison & Foerster.
(d)	Carl M. Andersen was elected Tax Director in 2002, Group Senior Vice President in 1999, and Senior Vice President of Golden West in 1997. He served as Senior Vice President with WSB since 1996. Prior thereto, he served as Vice President of WSB since 1990.
(e)	William C. Nunan was elected Chief Accounting Officer of Golden West in December 1999, was elected Group Senior Vice President in 1999, and was elected Senior Vice President of Golden West in 1997. He served as Senior Vice President with WSB since 1995. Prior thereto, he served as Vice President of WSB since 1985.

Supplemental Tables

The tables that follow provide supplemental information about our operations. We include these tables to provide the reader with additional information that may not otherwise be included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) or in the Notes to Consolidated Financial Statements beginning on page F-1.

These supplemental tables are not a substitute for the MD&A or the Notes to Consolidated Financial Statements, and we encourage readers to refer to these tables after reading the MD&A and the Notes to Consolidated Financial Statements. Doing so will also help identify some of the terminology and references used in these supplemental tables. We have tried, where appropriate, to include footnotes or other explanatory information with these supplemental tables and to cross-reference to related disclosures in the MD&A or the Notes to the Consolidated Financial Statements.

An index of all the tables used in this annual report, including these supplemental tables, can be found on page ii immediately following the Table of Contents.

Supplemental Tables

Loans Receivable

Presented below is a summary of information about our loans receivable and mortgage-backed securities (MBS). More information about loans receivable and MBS is included in Notes A, C, D, and E to the Consolidated Financial Statements and in the MD&A.

TABLE 1

Loan Portfolio by Type of Security

2000 - 2004

(Dollars in Thousands)

	December 31
	2004	2003	2002	2001	2000
Loans collateralized by primarily first deeds of trust:
One-to four-family units	$94,449,233	$69,586,604	$54,934,357	$38,326,759	$31,353,927
Over four-family units	4,748,335	3,554,715	3,257,389	2,766,888	2,444,832
Commercial real estate	15,220	18,598	20,465	29,117	39,810
Land	-0-	-0-	114	199	347
Loans on deposits	10,734	11,780	13,240	16,672	21,429
Other (a)	1,335,657	1,033,881	717,751	451,084	285,827

Total loans receivable	100,559,179	74,205,578	58,943,316	41,590,719	34,146,172
MBS with recourse collateralized by:
One-to four-family units	1,719,982	2,579,288	4,458,582	11,821,868	16,102,358
Over four-family units	-0-	1,070,760	1,412,487	1,747,751	2,022,629

Total MBS with recourse	1,719,982	3,650,048	5,871,069	13,569,619	18,124,987

Loans receivable and MBS with recourse	$102,279,161	$77,855,626	$64,814,385	$55,160,338	$52,271,159

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts and reserves.

At December 31, 2004, 99.8% of the loans in the portfolio and MBS with recourse had remaining terms to maturity in excess of 10 years.

Supplemental Tables

Loans Receivable (continued)

TABLE 2

Loan Portfolio by State

December 31, 2004

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$33,661,145	$1,793,597	$9,305	$35,464,047		35.14%
Southern California	26,337,702	1,480,989	982	27,819,673		27.56
Florida	5,935,369	68,100	218	6,003,687		5.95
New Jersey	4,413,954	-0-	282	4,414,236		4.37
Texas	3,213,171	146,496	147	3,359,814		3.33
Illinois	2,535,703	137,939	-0-	2,673,642		2.65
Washington	1,618,875	725,753	-0-	2,344,628		2.32
Virginia	2,081,746	3,818	-0-	2,085,564		2.07
Colorado	1,844,882	185,604	3,465	2,033,951		2.02
Other states(a)	14,526,668	206,039	821	14,733,528		14.59

Totals	$96,169,215	$4,748,335	$15,220	100,932,770		100.00%

Loans on deposits				10,734
Other (b)				1,335,657

Total loans receivable and MBS with recourse				102,279,161
MBS with recourse				(1,719,982	)(c)

Total loans receivable				$100,559,179

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Supplemental Tables

Loans Receivable (continued)

TABLE 3

Loan Portfolio by State

December 31, 2003

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$25,919,048	$1,752,975	$10,671	$27,682,694		36.04%
Southern California	19,700,342	1,490,911	1,972	21,193,225		27.59
Florida	4,342,723	57,597	56	4,400,376		5.73
New Jersey	3,020,156	-0-	383	3,020,539		3.93
Texas	2,813,124	140,726	256	2,954,106		3.85
Illinois	1,787,477	138,482	-0-	1,925,959		2.51
Washington	1,384,464	692,009	-0-	2,076,473		2.70
Virginia	1,389,189	4,412	-0-	1,393,601		1.81
Colorado	1,508,909	181,434	3,953	1,694,296		2.21
Other states(a)	10,300,460	166,929	1,307	10,468,696		13.63

Totals	$72,165,892	$4,625,475	$18,598	76,809,965		100.00%

Loans on deposits				11,780
Other (b)				1,033,881

Total loans receivable and MBS with recourse				77,855,626
MBS with recourse				(3,650,048	)(c)

Total loans receivable				$74,205,578

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Supplemental Tables

Loans Receivable (continued)

TABLE 4

Loans Due After One Year

by Loan Type

December 31, 2004

(Dollars in Thousands)

	Loans Receivable	MBS With Recourse Held to Maturity	Total
Adjustable Rate	$98,087,337	$1,624,073	$99,711,410
Fixed Rate	1,115,659	92,547	1,208,206

	$99,202,996	$1,716,620	$100,919,616

TABLE 5

New Mortgage Loan Originations by Type and by Purpose

2002 - 2004

(Dollars in Thousands)

	2004			2003			2002
By Type	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total
Residential (one unit)	218,575	$46,130,614	94.1%	181,042	$33,730,118	93.8%	117,664	$24,946,030	93.4%
Residential (2 to 4 units)	7,482	1,794,050	3.7	5,752	1,308,127	3.6	3,456	817,466	3.1
Residential (5 or more units)	1,516	1,064,413	2.2	1,564	946,476	2.6	1,265	919,394	3.5

Totals	227,573	$48,989,077	100.0%	188,358	$35,984,721	100.0%	122,385	$26,682,890	100.0%

	2004			2003			2002
By Purpose	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total
Purchase	59,893	$13,845,483	28.3%	50,540	$10,693,372	29.7%	48,292	$10,188,265	38.2%
Refinance	167,680	35,143,594	71.7	137,818	25,291,349	70.3	74,093	16,494,625	61.8

Totals	227,573	$48,989,077	100.0%	188,358	$35,984,721	100.0%	122,385	$26,682,890	100.0%

Supplemental Tables

Loans Receivable (continued)

For additional information on loan to value ratios (LTV), see “Management of Credit Risk – Loan to Value Ratio” in the MD&A.

TABLE 6

Balance of First Mortgages With Original and Current

Loan to Value Ratios Greater Than 80% (a) (b)

2002 - 2004

(Dollars in Thousands)

	As of December 31
	2004	2003	2002
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$461,443	$566,817	$553,747
With no mortgage insurance	161,389	160,225	293,851

Total	$622,832	$727,042	$847,598

Percentage of total loan portfolio	1%	1%	1%

(a)	LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.
(b)	Excludes loan balances with original LTV over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

TABLE 7

Balance of Mortgages With

Combined Loan to Value Ratios Greater Than 80% (a)

2002 - 2004

(Dollars in Thousands)

	As of December 31
	2004	2003	2002
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$6,308,496	$4,991,395	$3,699,519
With no pool insurance	362,031	610,598	292,104

Total	$6,670,527	$5,601,993	$3,991,623

Percentage of total loan portfolio	7%	7%	6%

(a)	CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value.

Supplemental Tables

Loans Receivable (continued)

For additional information on nonperforming assets, see “Asset Quality” in the MD&A.

TABLE 8

Nonperforming Assets by State

December 31, 2004

(Dollars in Thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)		Total NPAs	NPAs as a % of Loans
State	Residential Real Estate		Commercial Real Estate	Residential Real Estate
	1 – 4	5+		1 - 4	5+
Northern California	$86,055	$-0-	$-0-	$851	$-0-	$86,906.25%
Southern California	48,247	-0-	104	-0-	-0-		48,351.17
Florida	22,713	1,190	-0-	-0-	-0-		23,903.40
New Jersey	19,356	-0-	-0-	96	-0-		19,452.44
Texas	42,393	-0-	-0-	6,192	-0-	48,585	1.45
Illinois	13,928	-0-	-0-	72	-0-		14,000.52
Washington	12,671	-0-	-0-	65	-0-		12,736.54
Virginia	2,182	-0-	-0-	-0-	-0-		2,182.10
Colorado	5,669	30	-0-	436	-0-		6,135.30
Other states(c)	77,598	193	-0-	3,749	-0-		81,540.55

Totals	$330,812	$1,413	$104	$11,461	$-0-	$343,790.34%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The balances include loans that were securitized into MBS with recourse.
(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

TABLE 9

Nonperforming Assets by State

December 31, 2003

(Dollars in Thousands)

	Nonaccrual Loans(a) (b)			FRE		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate
State	1 – 4	5+		1 - 4	5+
Northern California	$115,552	$568	$-0-	$2,202	$-0-	$118,322.43%
Southern California	79,105	491	134	43	-0-		79,773.38
Florida	29,641	-0-	40	328	-0-		30,009.68
New Jersey	20,338	-0-	-0-	188	-0-		20,526.68
Texas	39,637	-0-	-0-	3,852	-0-	43,489	1.47
Illinois	13,939	-0-	-0-	570	-0-		14,509.75
Washington	13,659	-0-	-0-	609	-0-		14,268.69
Virginia	3,088	-0-	-0-	-0-	-0-		3,088.22
Colorado	8,888	93	-0-	341	-0-		9,322.55
Other states(c)	84,891	-0-	-0-	5,771	-0-		90,662.87

Totals	$408,738	$1,152	$174	$13,904	$-0-	$423,968.55%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.
(b)	The balances include loans that were securitized into MBS with recourse.
(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

Supplemental Tables

Loans Receivable (continued)

TABLE 10

Risk Profile of Loans and MBS with Recourse

December 31, 2004

(Dollars in Thousands)

	Residential Real Estate
	Single-Family 1 – 4 Units	Multi-Family 5+ Units	Commercial Real Estate	Total
Nonaccrual loans	$330,812	$1,413	$104	$332,329
Loans 30 to 89 days past due	820,957	1,341	108	822,406
Loans performing under bankruptcy protection	220,998	1,468	-0-	222,466
Troubled debt restructured	127	3,683	-0-	3,810
Other impaired loans	423	2,990	3,235	6,648
Performing loans and MBS with recourse not otherwise classified	94,795,898	4,737,440	11,773	99,545,111

Total gross loans	$96,169,215	$4,748,335	$15,220	100,932,770

Loans on deposits				10,734
Other (a)				1,335,657

Total loan portfolio and MBS with recourse				$102,279,161

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, other miscellaneous discounts.

TABLE 11

Risk Profile of Loans and MBS with Recourse

December 31, 2003

(Dollars in Thousands)

	Residential Real Estate
	Single-Family 1 – 4 Units	Multi-Family 5+ Units	Commercial Real Estate	Total
Nonaccrual loans	$408,738	$1,152	$174	$410,064
Loans 30 to 89 days past due	806,342	4,805	42	811,189
Loans performing under bankruptcy protection	201,326	250	-0-	201,576
Troubled debt restructured	1,524	1,581	-0-	3,105
Other impaired loans	297	3,039	3,416	6,752
Performing loans and MBS with recourse not otherwise classified	70,747,665	4,614,648	14,966	75,377,279

Total gross loans	$72,165,892	$4,625,475	$18,598	76,809,965

Loans on deposits				11,780
Other (a)				1,033,881

Total loan portfolio and MBS with recourse				$77,855,626

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Supplemental Tables

Loans Receivable (continued)

For additional information about our allowance for loan losses, see Notes A and E to the Consolidated Financial Statements.

TABLE 12

Changes in Allowance for Loan Losses

2000 - 2004

(Dollars in Thousands)

	2004	2003	2002	2001	2000
Beginning allowance for loan losses	$289,937	$281,097	$261,013	$236,708	$232,134
Provision for loan losses charged to expense	3,401	11,864	21,170	22,265	9,195
Loans charged off	(4,613)	(3,633)	(1,943)	(2,425)	(623)
Recoveries	1,385	609	857	351	472
Net transfer of allowance (to) from recourse liability	-0-	-0-	-0-	4,114	(4,470)

Ending allowance for loan losses	$290,110	$289,937	$281,097	$261,013	$236,708

Ratio of net chargeoffs to average loans outstanding and MBS with recourse	.00%	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to NPAs	84.4%	68.4%	66.2%	66.3%	98.9%

TABLE 13

Composition of Allowance for Loan Losses at Yearend

2000 - 2004

(Dollars in Thousands)

	2004	2003	2002	2001	2000
Real Estate
1 to 4 units
General	$274,660	$273,894	$263,004	$240,135	$213,507
Specific	339	-0-	-0-	-0-	-0-

	274,999	273,894	263,004	240,135	213,507

5+ units and commercial
General	14,095	15,005	16,521	18,166	19,165
Specific	1,016	1,038	1,572	2,712	4,036

	15,111	16,043	18,093	20,878	23,201

Total	$290,110	$289,937	$281,097	$261,013	$236,708

Ratio of allowance for loan losses to total loans held for investment & MBS with recourse	.28%	.37%	.43%	.47%	.45%

Supplemental Tables

Deposit Activities

Presented below is a summary of information about our deposit activities. More information about deposits is included in Note I to the Consolidated Financial Statements.

TABLE 14

Deposits

by Original Term to Maturity

2000 - 2004

(Dollars in Thousands)

	December 31
	2004	2003	2002	2001	2000
Interest-bearing checking accounts	$5,425,183	$5,555,185	$4,572,970	$4,768,886	$3,134,526
Savings accounts (a)	33,990,906	30,193,017	22,516,262	9,029,712	3,986,014
Time certificates of deposit with original maturities of:
4 weeks to 1 year	4,315,419	3,766,962	4,714,712	10,852,181	12,325,768
1 to 2 years	4,217,192	2,331,194	4,197,261	6,415,700	7,275,219
2 to 3 years	1,344,881	1,491,893	1,857,234	1,619,868	1,367,147
3 to 4 years	1,230,919	1,317,212	1,286,011	737,981	453,974
4 years and over	2,405,210	2,015,469	1,794,051	799,025	675,120
Retail jumbo CDs(b)	35,565	55,953	100,173	249,088	644,962
Wholesale CDs	-0-	-0-	-0-	-0-	185,000
All other	36	80	123	144	189

Total deposits	$52,965,311	$46,726,965	$41,038,797	$34,472,585	$30,047,919

(a)	Includes money market deposit accounts and passbook accounts.
(b)	Retail jumbo CDs are certificates of deposit with a minimum balance of $100,000.

TABLE 15

Deposits by Interest Rate

2003 - 2004

(Dollars in Thousands)

	December 31
	2004	2003
0.00% — 2.00%	$22,891,278	$34,394,349
2.01% — 4.00%	27,968,050	10,007,431
4.01% — 6.00%	1,806,104	2,019,980
6.01% — 8.00%	299,879	305,205

	$52,965,311	$46,726,965

At December 31, the weighted average cost of deposits was 2.08% (2004) and 1.85% (2003).

Supplemental Tables

Deposit Activities (continued)

TABLE 16

Deposit Maturities

by Interest Rate

December 31, 2004

(Dollars in Thousands)

	2005(a)	2006	2007	2008	2009 and thereafter	Total
0.00% — 2.00%	$22,815,547	$75,218	$513	$-0-	$-0-	$22,891,278
2.01% — 4.00%	25,871,268	1,079,963	423,206	280,167	313,446	27,968,050
4.01% — 6.00%	396,153	243,823	1,029,134	7,183	129,811	1,806,104
6.01% — 8.00%	289,807	1,248	8,824	-0-	-0-	299,879

	$49,372,775	$1,400,252	$1,461,677	$287,350	$443,257	$52,965,311

(a)	Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

TABLE 17

Maturities of Time Certificates of Deposit Equal to or Greater than $100 Thousand

At December 31, 2004

(Dollars in Thousands)

3 months or less	$906,147
Over 3 months through 6 months	596,254
Over 6 months through 12 months	1,437,034
Over 12 months	969,527

$3,908,962

As of December 31, 2004, the aggregate amount outstanding of time certificates of deposit in amounts of $100 thousand or more was $3.9 billion and the aggregate amount outstanding of transaction accounts in amounts of $100 thousand or more was $20.4 billion. Of the $20.4 billion of transaction accounts with balances of $100 thousand or more at December 31, 2004, $1.0 billion were custodial accounts. Custodial accounts are accounts used to hold loan and escrow payments on loans that have been sold or securitized. Of the $24.3 billion of total accounts with balances of $100 thousand or more, $7.8 billion were uninsured deposits at December 31, 2004.

Supplemental Tables

Borrowings

Presented below is a summary of information about our borrowing activities. More information about the borrowings of the Company is included in Notes J, K, L, M, and N to the Consolidated Financial Statements and in “Other Borrowings” in the MD&A.

TABLE 18

Composition of All Borrowings

2000 - 2004

(Dollars in Thousands)

	December 31
	2004	2003	2002	2001	2000
FHLB advances	$33,781,895	$22,000,234	$18,635,099	$18,037,509	$19,731,797
Reverse repurchase agreements	3,900,000	3,021,385	522,299	223,523	857,274
Bank notes	2,709,895	3,015,854	1,209,925	-0-	-0-
Senior debt (a)	5,291,840	991,257	989,690	198,215	-0-
Subordinated debt	-0-	-0-	199,867	599,511	598,791

Total borrowings	$45,683,630	$29,028,730	$21,556,880	$19,058,758	$21,187,862

Weighted average interest rate of total borrowings (b)	2.38%	1.37%	1.85%	2.72%	6.66%

(a)	The Company entered into two interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.
(b)	The effect of the swaps is reflected in the weighted average interest rate.

TABLE 19

Composition of Short-Term Borrowings (a)

2002 - 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Reverse Repurchase Agreements
Weighted average interest rate, end of year	2.15%	1.12%	1.31%
Weighted average interest rate, during the year	1.51%	1.12%	1.48%
Balance at end of year	$1,850,000	$1,871,385	$522,299
Average balance for the year	1,520,677	616,922	105,041
Maximum amount outstanding at any monthend	2,100,000	1,871,385	522,299

Bank Notes
Weighted average interest rate, end of year	2.29%	1.12%	1.44%
Weighted average interest rate, during the year	1.37%	1.17%	1.78%
Balance at end of year	$2,709,895	$3,015,854	$1,209,925
Average balance for the year	2,298,716	1,568,911	1,386,988
Maximum amount outstanding at any monthend	3,508,896	3,015,854	1,872,798

(a)	Short-term borrowings are borrowings with original maturities of one year or less.

Supplemental Tables

Asset / Liability Management

Presented below is a summary of information with respect to yields earned and rates paid on our earning assets and interest-bearing liabilities. For additional information, see “Asset/Liability Management” in the MD&A.

TABLE 20

Average Daily Balances, Annualized Average Yield, and End of Period Yield

For Earning Assets and Interest-Bearing Liabilities

At and for the Years Ended December 31

(Dollars in Thousands)

	2004			2003			2002
	Average Daily Balances (a)	Average Yield	End of Period Yield	Average Daily Balances(a)	Average Yield	End of Period Yield	Average Daily Balances(a)	Average Yield	End of Period Yield
Assets
Investments	$1,475,869	1.77%	2.08%	$3,632,896	1.31%	.93%	$3,119,920	1.98%	1.94	%(b)
Loans receivable and MBS(c)	89,149,520	4.61	4.75	69,852,274	4.92	4.61	59,622,496	5.68	5.28
Invest. in capital stock of FHLBs	1,335,559	3.33	n/a (d)	1,125,097	3.63	n/a (d)	1,055,015	4.88	n/a	(d)

Earning assets	$91,960,948	4.54%		$74,610,267	4.73%		$63,797,431	5.48%

Liabilities
Deposits:
Checking accounts	$5,669,317	1.38%	1.35%	$5,070,536	1.56%	1.38%	$4,659,240	1.87%	1.77%
Savings accounts(e)	31,932,705	1.80	1.94	27,251,850	1.96	1.72	15,371,419	2.71	2.46
Term accounts	11,723,928	2.48	2.74	12,205,343	2.67	2.45	17,203,402	3.35	2.99

Total deposits	49,325,950	1.91	2.08	44,527,729	2.11	1.85	37,234,061	2.90	2.56
Advances from FHLBs	28,372,344	1.58	2.30	19,621,477	1.38	1.28	18,468,723	2.06	1.68
Reverse repurchases	3,279,313	1.51	2.23	803,481	1.13	1.13	122,389	1.49	1.31
Other borrowings (f)	5,355,996	2.20	2.78	4,921,266	2.09	2.06	4,195,270	2.51	3.26

Interest-bearing liabilities	$86,333,603	1.81%		$69,873,953	1.89%		$60,020,443	2.61%

Average net interest spread		2.73%			2.84%			2.87%

Net interest income	$2,618,605			$2,208,384			$1,930,294

Net yield on average earning assets(g)		2.85%			2.96%			3.03%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.
(b)	Prior to January 1, 2003, the Freddie Mac stock was included in the end of period yield calculation. As of December 31, 2002, the end of period yield excluding the Freddie Mac stock was 1.10%.
(c)	Includes nonaccrual loans (90 days or more past due).
(d)	FHLB stock pays dividends; no end of period interest yield applies.
(e)	Includes money market deposit accounts and passbook accounts.
(f)	The Company entered into two interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.
(g)	Net interest income divided by daily average of earning assets.

Supplemental Tables

Asset / Liability Management (continued)

The table below presents the changes for 2004 and 2003 from the respective preceding year of the interest income and expense associated with each category of earning assets and interest-bearing liabilities as allocated to changes in volume and changes in rates.

TABLE 21

Volume and Rate Analysis of Interest Income and Interest Expense

For the Years Ended December 31

(Dollars in Thousands)

				Increase/(Decrease) in Income/Expense Due to Changes in Volume and Rate(a)
	2004	2003	2002	2004 versus 2003			2003 versus 2002
	Income/ Expense(b)	Income/ Expense(b)	Income/ Expense(b)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Investments	$26,060	$47,691	$61,750	$(51,629)	$29,998	$(21,631)	$13,418	$(27,477)	$(14,059)
Loans receivable and MBS	4,108,339	3,439,799	3,383,822	870,816	(202,276)	668,540	244,693	(188,716)	55,977
Invest. in capital stock of FHLBs	44,457	40,854	51,462	6,495	(2,892)	3,603	3,725	(14,333)	(10,608)

Total interest income	4,178,856	3,528,344	3,497,034	825,682	(175,170)	650,512	261,836	(230,526)	31,310

Interest Expense
Deposits:
Checking accounts	78,417	78,900	86,983	(8,108)	7,625	(483)	9,116	(17,199)	(8,083)
Savings accounts (c)	575,039	533,402	416,931	77,900	(36,263)	41,637	182,040	(65,569)	116,471
Term accounts	291,037	325,821	576,023	(12,526)	(22,258)	(34,784)	(147,368)	(102,834)	(250,202)

Total deposits	944,493	938,123	1,079,937	57,266	(50,896)	6,370	43,788	(185,602)	(141,814)
Advances from FHLBs	448,535	269,793	379,613	133,812	44,930	178,742	25,519	(135,339)	(109,820)
Reverse repurchases	49,589	9,048	1,826	36,482	4,059	40,541	7,555	(333)	7,222
Other borrowings	117,634	102,996	105,364	9,387	5,251	14,638	(64,250)	61,882	(2,368)

Total interest expense	1,560,251	1,319,960	1,566,740	236,947	3,344	240,291	12,612	(259,392)	(246,780)

Net interest income	$2,618,605	$2,208,384	$1,930,294	$588,735	$(178,514)	$410,221	$249,224	$28,866	$278,090

Net interest income increase (decrease) as a percentage of average earning assets(d)				.64	(.19)%	.45	.33%	.04%	.37%

(a)	The change in volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the prior year’s average yield. The change in rate is calculated by multiplying the difference between the average yield of the current year and the prior year by the prior year’s average balance. The mixed changes in rate/volume are calculated by multiplying the difference between the average balance of the current year and the prior year by the difference between the average yield of the current year and the prior year. This amount is then allocated proportionately to the volume and rate changes calculated previously.
(b)	The effects of interest rate swap activity have been included in income and expense of the related assets and liabilities.
(c)	Includes money market deposit accounts and passbook accounts.
(d)	Includes nonaccrual loans (90 days or more past due).

Supplemental Tables

Regulatory Capital

Presented below is a summary of information about the regulatory capital ratios for WSB and its subsidiary, WTX. Additional information is included in Note A to the Consolidated Financial Statements.

TABLE 22

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of December 31, 2004

(Dollars in Thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$7,139,505	6.71%	$1,596,105	1.50%	—	—
Tier 1 (core or leverage)	7,139,505	6.71	4,256,281	4.00	$5,320,351	5.00%
Tier 1 risk-based	7,139,505	12.41	—	—	3,450,761	6.00
Total risk-based	7,428,260	12.92	4,601,015	8.00	5,751,269	10.00

WTX
Tangible	$686,052	5.22%	$197,148	1.50%	—	—
Tier 1 (core or leverage)	686,052	5.22	525,727	4.00	$657,159	5.00%
Tier 1 risk-based	686,052	23.62	—	—	174,241	6.00
Total risk-based	687,409	23.67	232,322	8.00	290,402	10.00

Supplemental Tables

Regulatory Capital (continued)

TABLE 23

World Savings Bank, FSB and Subsidiaries

Reconciliation of Equity Capital to Regulatory Capital

As of December 31, 2004

(Dollars in Thousands)

		Regulatory Capital Ratios
	Equity Capital	Tangible Capital	Tangible Equity	Core/ Leverage Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Common stock	$300
Paid-in surplus	2,145,764
Retained earnings	4,994,483
Unrealized gain on securities after tax	250,636

Equity capital	$7,391,183	$7,391,183	$7,391,183	$7,391,183	$7,391,183	$7,391,183

Non-includable subsidiary		(1,042)	(1,042)	(1,042)	(1,042)	(1,042)
Unrealized gain on securities after tax		(250,636)	(250,636)	(250,636)	(250,636)	(250,636)
General allowance for loan losses						288,755

Regulatory capital		$7,139,505	$7,139,505	$7,139,505	$7,139,505	$7,428,260

Total assets	$106,787,490

Adjusted total assets		$106,407,018	$106,407,018	$106,407,018

Risk-weighted assets					$57,512,690	$57,512,690

CAPITAL RATIO - ACTUAL	6.92%	6.71%	6.71%	6.71%	12.41%	12.92%

Regulatory Capital Ratio Requirements:
Well-capitalized, equal to or greater than				5.00%	6.00%	10.00%

Supplemental Tables

Regulatory Capital (continued)

TABLE 24

World Savings Bank, FSB (Texas)

Reconciliation of Equity Capital to Regulatory Capital

As of December 31, 2004

(Dollars in Thousands)

		Regulatory Capital Ratios
	Equity Capital	Tangible Capital	Tangible Equity	Core/ Leverage Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Common stock	$150
Paid-in surplus	581,803
Retained earnings	104,099

Equity capital	$686,052	$686,052	$686,052	$686,052	$686,052	$686,052

General allowance for loan losses						1,357

Regulatory capital		$686,052	$686,052	$686,052	$686,052	$687,409

Total assets	$13,143,173

Adjusted total assets		$13,143,175	$13,143,175	$13,143,175

Risk-weighted assets					$2,904,023	$2,904,023

CAPITAL RATIO - ACTUAL	5.22%	5.22%	5.22%	5.22%	23.62%	23.67%

Regulatory Capital Ratio Requirements:
Well-capitalized, equal to or greater than				5.00%	6.00%	10.00%

ITEM 2. PROPERTIES

Our executive offices are located at 1901 Harrison Street, Oakland, California, in leased facilities. We own real estate properties for the operation of our business that are located in Arizona, California, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, and Texas, including a 640,000 square-foot office complex on a 111-acre site in San Antonio, Texas. This complex houses loan service, savings operations, and information systems departments, and various other back-office functions. We also own 241 of our branches, some of which are located on leased land. For further information regarding the Company’s investment in premises and equipment and expiration dates of long-term leases, see Note H to the Consolidated Financial Statements.

We continuously evaluate the suitability and adequacy of our offices and have a program of relocating or remodeling them as necessary to maintain efficient and attractive facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to actions arising in the ordinary course of business, none of which, in the opinion of management, are material to our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended December 31, 2004 to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Dividend

On October 20, 2004, the Company’s Board of Directors approved a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend. The stock split became effective on December 10, 2004. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts have been restated to reflect the stock split, except where otherwise noted.

Market Prices of Stock

Golden West’s stock is listed on the New York Stock Exchange and the Pacific Exchange and options on Golden West are traded on the Chicago Board Options Exchange as well as the Pacific Exchange under the ticker symbol GDW. The quarterly price ranges, based on the daily closing price, for the Company’s common stock during 2004 and 2003 were as follows:

TABLE 25

Common Stock Price Range

	2004			2003
First Quarter	$49.33	-	$58.40	$34.84	-	$37.78
Second Quarter	$49.89	-	$56.25	$36.04	-	$42.53
Third Quarter	$50.58	-	$57.53	$40.29	-	$45.18
Fourth Quarter	$54.38	-	$61.90	$45.98	-	$51.73

Per Share Cash Dividends Data

The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by subsidiaries. Golden West’s cash dividends paid per share for 2004 and 2003 were as follows:

TABLE 26

Cash Dividends Per Share

	2004	2003
First Quarter	$.0500	$.0425
Second Quarter	.0500	.0425
Third Quarter	.0500	.0425
Fourth Quarter	.0600	.0500

Because WSB is a subsidiary of a savings and loan holding company, WSB must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the proposed capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, or agreement with the OTS or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year’s net income plus retained net income for the preceding two years, as long as immediately after the distributions it remains at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB no longer to be adequately capitalized, require specific OTS approval.

At December 31, 2004, $5.0 billion of the WSB’s retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

At the close of business on March 4, 2005, 306,950,316 shares of Golden West’s Common Stock were outstanding and were held by 1,063 stockholders of record. At the close of business on March 4, 2005, the Company’s common stock price was $61.80. The transfer agent and registrar for the Golden West common stock is Mellon Investor Services, L.L.C., San Francisco, California 94101.

Equity Compensation Plan Information

The Company’s 1996 Stock Option Plan authorizes the granting of options to key employees for the purchase of up to 42 million shares of the Company’s common stock. The plan permits the issuance of either non-qualified stock options or incentive stock options. Under the terms of the plan, incentive stock options are granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options are granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date.

The following table sets forth information about the Company’s stock option plan at December 31, 2004:

TABLE 27

Golden West Financial Corporation

1996 Stock Option Plan

As of December 31, 2004

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Option Plan
Equity Compensation Plan Approved by Stockholders:
1996 Stock Option Plan	10,819,448	$23.22	3,277,300

The Company does not have any equity compensation plans that have not been approved by the stockholders.

Stock Repurchase Activity

The Company did not repurchase any shares of common stock during 2004. The Board of Directors has authorized the repurchase of up to an additional 18,656,358 shares.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial and other data for Golden West for the years indicated. This information is qualified in its entirety by the more detailed financial information set forth in the financial statements and notes thereto appearing in documents incorporated herein by reference.

TABLE 28

Five Year Consolidated Summary of Operations

(Dollars in thousands except per share figures)

	Year Ended December 31
	2004	2003	2002	2001	2000
Interest Income	$4,178,856	$3,528,344	$3,497,034	$4,209,612	$3,796,540
Interest Expense	1,560,251	1,319,960	1,566,740	2,578,280	2,645,372

Net interest income	2,618,605	2,208,384	1,930,294	1,631,332	1,151,168
Provision for loan losses	3,401	11,864	21,170	22,265	9,195

Net interest income after provision for loan losses	2,615,204	2,196,520	1,909,124	1,609,067	1,141,973
Noninterest Income	293,923	313,330	247,000	236,739	160,820
General and administrative expense	840,126	720,515	601,494	513,802	424,847

Earnings before taxes on income	2,069,001	1,789,335	1,554,630	1,332,004	877,946
Taxes on income	789,280	683,236	596,351	513,181	332,155

Net earnings before cumulative effect of accounting change (a)	$1,279,721	$1,106,099	$958,279	$818,823	$545,791

Basic earnings per share (a)	$4.19	$3.63	$3.10	$2.59	$1.72

Diluted earnings per share (a)	$4.13	$3.57	$3.06	$2.55	$1.70

(a)	Excludes the cumulative effect of accounting change resulting in an after tax charge of $6 million, or $.02 per basic and diluted earning per share, one-time charge due to the adoption of SFAS 133 on January 1, 2001.

TABLE 29

Five Year Summary of Financial Condition

(Dollars in thousands)

	At December 31
	2004	2003	2002	2001	2000
Total assets	$106,888,541	$82,549,890	$68,405,828	$58,586,271	$55,703,969

Loans receivable and MBS (a)	102,669231	78,311,016	65,010,774	55,668,891	52,726,662
Adjustable rate mortgages including MBS (b)	99,730,701	75,238,723	61,770,142	51,794,400	49,505,653
Fixed-rate mortgages for investment including MBS (b)	1,550,548	1,913,495	2,141,469	2,997,866	2,813,230
Fixed-rate mortgages held for sale including MBS (b)	52,325	124,917	381,232	428,748	127,930

Deposits	52,965,311	46,726,965	41,038,797	34,472,585	30,047,919
Total borrowings	45,683,630	29,028,730	21,556,880	19,058,758	21,187,862
Stockholders’ equity	7,274,876	5,947,268	5,025,250	4,284,190	3,687,287

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.
(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

TABLE 30

Five Year Selected Other Data

(Dollars in thousands except per share figures)

	Year Ended December 31
	2004	2003	2002	2001		2000
Real estate loans originated	$48,989,077	$35,984,721	$26,682,890	$20,763,237		$19,782,687
New adjustable rate mortgages as a percentage of real estate loans originated	98.9%	93.5%	91.6%	84.0%		96.3%
Adjustable rate mortgages as a % of total loans receivable and MBS	98%	97%	96%	94%		95%
Refinances as a percentage of real estate loans originated	71.7%	70.3%	61.8%	58.6%		34.1%
Yield on loan portfolio and MBS	4.75%	4.61%	5.28%	6.38%		8.03%

Loans serviced for others with recourse	$2,270,490	$3,092,641	$2,897,859	$2,797,634		$1,915,672
Loans serviced for others without recourse	2,266,534	2,672,345	2,510,635	2,035,250		983,407

Deposits increase	$6,238,346	$5,688,168	$6,566,212	$4,424,666		$2,333,009
Cost of deposits	2.08%	1.85%	2.56%	3.39%		5.52%

Net earnings/average net worth (ROE)	19.45%	20.33%	20.62%	20.23	%(a)	16.21%
Net earnings/average assets (ROA)	1.37%	1.50%	1.53%	1.42	%(a)	1.12%
Net interest margin	2.83%	3.05%	3.17%	2.93%		2.42%
General and administrative expense (G&A) to:
Net interest income plus other income	28.85%	28.57%	27.63%	27.50%		32.38%
Average assets	.90%	.98%	.96%	.90%		.87%

Yield on interest-earning assets	4.73%	4.54%	5.25%	6.36%		8.02%
Cost of funds	2.22%	1.67%	2.32%	3.15%		5.99%
Primary spread	2.51%	2.87%	2.93%	3.21%		2.03%

Nonperforming assets and troubled debt restructured/total assets(b)	.33%	.51%	.62%	.67%		.43%
Net chargeoffs/average loans	.00%	.00%	.00%	.00%		.00%

Stockholders’ equity/total assets	6.81%	7.20%	7.35%	7.31%		6.62%

World Savings Bank, FSB (WSB) regulatory capital ratios: (c)
Tier 1 (core or leverage)	6.71%	7.45%	7.61%	7.71%		6.60%
Total risk-based	12.92%	14.16%	14.26%	14.24%		12.44%
World Savings Bank, FSB (Texas) (WTX) regulatory capital ratios:(c)
Tier 1 (core or leverage)	5.22%	5.16%	5.23%	5.23%		5.34%
Total risk-based	23.67%	22.88%	24.07%	25.05%		26.69%

Cash dividends per share	$.21	$.178	$.151	$.130		$.11
Dividend payout ratio	5.01%	4.90%	4.88%	5.02	%(a)	6.40%
Book value per share	23.73	19.55	16.37	13.77		11.64
Average common shares outstanding	305,470,587	305,047,184	309,122,480	316,524,948		317,118,546

(a)	The ratios for the year ended December 31, 2001 include a pre-tax charge of $10 million or $.02 per basic and diluted earnings per share, after tax, associated with the adoption of SFAS 133 on January 1, 2001. Excluding this cumulative effect of an accounting change, ROE was 20.38%, ROA was 1.43%, and the dividend payout ratio was 5.06%.
(b)	NPAs include nonaccrual loans (loans that are 90 days or more past due) and foreclosed real estate.
(c)	For regulatory purposes, the requirements to be considered “well capitalized” are 5.0% and 10.0% for tier 1 (core or leverage) and total risk-based, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $106.9 billion as of December 31, 2004. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX). As of December 31, 2004, we operated 276 savings branches in ten states and had lending operations in 38 states under the World name.

Our Business Model

We are a residential mortgage portfolio lender. In order to increase net earnings under this business model, we focus principally on:

•	growing net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings;

•	maintaining a healthy primary spread, which is the difference between the yield on interest-earning assets and the cost of deposits and borrowings;

•	expanding the adjustable rate mortgage (ARM) portfolio, which is our primary earning asset;

•	managing interest rate risk, principally by originating and retaining monthly adjusting ARMs in portfolio, and matching these ARMs with liabilities that respond in a similar manner to changes in interest rates;

•	managing credit risk, principally by originating high-quality loans to minimize nonperforming assets and troubled debt restructured;

•	maintaining a strong capital position to support growth and provide operating flexibility;

•	controlling expenses; and

•	managing operations risk through strong internal controls.

2004 In Review

We had a strong year in 2004 with substantial growth in net interest income driven primarily by the 31% expansion of our loan portfolio. Our volume of ARM originations reached record levels. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2004 was a decrease in our average primary spread. The average primary spread decreased as short-term interest rates increased in 2004 and the yield on the Company’s earning assets responded more slowly than interest rates on our deposits and borrowings.

Our financial highlights include the following:

•	diluted earnings per share reached a record of $4.13, up 16% from the $3.57 reported in 2003 (amounts reflect the December 2004 two-for-one stock split);

•	net interest income grew 19% to a record high of $2.6 billion, despite an average primary spread that compressed from 2.94% during 2003 to 2.76% in 2004;

•	we had record originations of $49 billion as compared to $36 billion for 2003;

•	99% of originations in 2004 were ARMs as compared to 94% in 2003;

•	our ARM portfolio increased to a record high of $100 billion, up 33% from $75 billion at yearend 2003;

•	nonperforming assets and troubled debt restructured remained at very low levels, and for a seventh straight year our ratio of net chargeoffs to average loans and MBS was zero basis points;

•	our capital expanded to a record level of $7.3 billion, up 22% from the $5.9 billion reported at yearend 2003;

•	our stockholders’ equity to asset ratio was 6.81% at December 31, 2004, even with high asset growth; and

•	our general and administrative expense to average assets ratio fell from .98% to .90%.

The following table summarizes selected financial information about how we performed in 2004, as compared to 2003 and 2002.

TABLE 31

Financial Highlights

2002-2004

(Dollars in Millions Except Per Share Figures)

	Year Ended December 31
	2004	2003	2002
Operating Results:
Net earnings	$1,280	$1,106	$958
Diluted earnings per share (a)	4.13	3.57	3.06

Net interest income	$2,618	$2,209	$1,930
Average earning assets	92,441	72,351	61,476
Net interest margin	2.83%	3.05%	3.17%

General and administrative expense	$840	$721	$601
General and administrative expense/average assets	.90%	.98%	.96%
Efficiency ratio (b)	28.85%	28.57%	27.63%

	December 31
	2004	2003	2002
Selected Balance Sheet Items:
Assets	$106,889	$82,550	$68,406
Loans receivable and mortgage-backed securities	102,669	78,311	65,011
Deposits	52,965	46,727	41,039
Borrowings	45,684	29,028	21,557
Stockholders’ equity	7,275	5,947	5,025
Stockholders’ equity/total assets	6.81%	7.20%	7.35%

World Savings Bank, FSB:
Total assets	$106,787	$81,939	$67,968
Stockholder’s equity	7,391	6,289	5,358
Regulatory capital ratios:(c)
Core/leverage	6.71%	7.45%	7.61%
Total risk-based	12.92%	14.16%	14.26%

(a)	Amounts reflect a December 2004 two-for-one stock split in the form of a 100% stock dividend.
(b)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.
(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for core/leverage and 10.0% for total risk-based capital.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at yearends 2004, 2003, and 2002.

TABLE 32

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

2002 – 2004

	December 31
	2004	2003	2002
Assets:
Cash and investments	1.6%	2.6%	1.8%
Loans receivable and MBS	96.0	94.9	95.0
Other assets	2.4	2.5	3.2

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	49.6%	56.6%	60.1%
FHLB advances	31.6	26.7	27.2
Other borrowings	11.1	8.5	4.3
Other liabilities	0.9	1.0	1.1
Stockholders’ equity	6.8	7.2	7.3

	100.0%	100.0%	100.0%

The Loan Portfolio

Almost all of our assets are adjustable rate mortgages on residential properties. We originate and retain these loans in portfolio. As discussed below, we emphasize ARMs with interest rates that change monthly to reduce our exposure to interest rate risk. We sell most of the fixed-rate loans that we originate, as well as loans that customers convert from ARMs to fixed-rate loans.

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities (MBS) portfolio at December 31, 2004, 2003, and 2002.

TABLE 33

Balance of Loans Receivable and MBS by Component

2002 - 2004

(Dollars in Thousands)

	December 31
	2004	2003	2002
Loans	$65,266,464	$49,937,769	$39,159,502
Securitized loans(a)	33,957,058	23,233,928	19,066,063
Other(b)	1,335,657	1,033,881	717,751

Total loans receivable	100,559,179	74,205,578	58,943,316

MBS with recourse(c)	1,719,982	3,650,048	5,871,069
Purchased MBS	390,070	455,390	196,389

Total MBS	2,110,052	4,105,438	6,067,458

Total loans receivable and MBS	$102,669,231	$78,311,016	$65,010,774

ARMs as a percentage of total loans receivable and MBS	98%	97%	96%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable.
(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the years ended 2004, 2003, and 2002.

TABLE 34

Loan Originations and Repayments

2002 – 2004

(Dollars in millions)

	Year Ended December 31
	2004	2003	2002
Loan Originations
Real estate loans originated	$48,989	$35,985	$26,683
ARMs as a % of originations	99%	94%	92%
Fixed-rate mortgages as a % of originations	1%	6%	8%
Refinances as a % of originations	72%	70%	62%
Purchases as a % of originations	28%	30%	38%
First mortgages originated for portfolio as a % of originations	97%	92%	93%
First mortgages originated for sale as a % of originations	1%	5%	7%
Repayments
Loan and MBS repayments (a)	$24,155	$20,043	$15,551
Loan repayment rate (b)	31%	31%	28%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs.
(b)	The loan repayment rate is the annual repayments as a percentage of the prior year’s ending loan and MBS balance.

The volume of our originations increased substantially in 2004 versus 2003 due to an increase in the popularity of adjustable rate mortgages. ARMs increased significantly as a percentage of mortgage originations nationwide because the rates and payments on these loans remained lower than those on the more traditional fixed-rate mortgages. We were able to take advantage of the favorable environment for ARM lending in 2004 because we focus on ARMs and because of prior investments that increased the capacity of our loan operations.

Loan and MBS repayments, including amortization and loan payoffs, were higher in 2004 as compared to 2003 as a result of an increase in the portfolio balance partially offset by a slight decrease in the repayment rate. Repayments were high in 2004 because interest rates remained very low and both home purchases and refinance activity remained high.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. However, we also originate a small volume of fixed-rate second mortgages secured by second deeds of trust, most of which we have historically sold. We also offer borrowers equity lines of credit (ELOCs) indexed to the Prime Rate. These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. Our general practice is to only originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in fixed-rate second mortgages and ELOCs in the past three years.

TABLE 35

Equity Lines of Credit and Fixed-Rate Second Mortgages

2002 – 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Equity Lines of Credit
New ELOCs established	$2,146,322	$1,708,482	$1,179,467
ELOC outstanding balance	2,575,524	1,827,435	999,251
ELOC maximum total line of credit available	3,907,947	2,748,076	1,501,725

Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$109,054	$148,070	$160,065
Sales of second mortgages	36,985	100,410	139,011
Fixed-rate seconds held for sale	-0-	57,854	33,888
Fixed-rate seconds held for investment	127,428	79,998	181,355

Net Deferred Loan Costs

Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with generally accepted accounting principles (GAAP), we defer loan origination fees and certain loan origination costs. Over the past five years, the combined amounts have resulted in net deferred costs. These net deferred loan costs are amortized as a yield reduction over the contractual life of the related loans, thereby lowering net interest income and the reported yield on our loan portfolio. If a loan pays off before the end of its contractual life, any remaining net deferred cost is charged to loan interest income at that time.

The following table provides information on net deferred loan costs for the years ended December 31, 2004, 2003, and 2002.

TABLE 36

Net Deferred Loan Costs

2002 – 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Beginning balance of net deferred loan costs	$547,318	$331,985	$193,924
Net loan costs deferred	558,290	313,331	173,570
Amortization of net deferred loan costs	(185,685)	(97,998)	(54,144)
Net deferred loan costs (fees) transferred from MBS	(4,915)	-0-	18,635

Ending balance of net deferred loan costs	$915,008	$547,318	$331,985

The growth in deferred loan costs in the past two years has resulted primarily from the growth in loan origination volume.

Lending Operations

At December 31, 2004, we had lending operations in 38 states. Our largest source of mortgage origination volume has been loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three years ended December 31, 2004, 2003, and 2002 for Northern and Southern California and for our five next largest origination states in 2004.

TABLE 37

Loan Originations by State

2002 – 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Northern California	$17,891,625	$13,269,180	$10,117,551
Southern California	14,932,040	10,955,465	7,742,042
Florida	2,664,693	1,955,151	1,394,241
New Jersey	2,001,661	1,309,496	890,602
Illinois	1,219,630	786,228	565,406
Nevada	1,123,568	425,256	220,640
Virginia	1,080,273	704,363	464,018
Other states	8,075,587	6,579,582	5,288,390

Total	$48,989,077	$35,984,721	$26,682,890

The following table shows loans receivable and MBS with recourse by state for the three years ended December 31, 2004, 2003, and 2002 for Northern and Southern California and all other states with more than 2% of the total loan balance at December 31, 2004.

TABLE 38

Loans Receivable and MBS with Recourse by State

2002 – 2004

(Dollars in Thousands)

	December 31
State	2004	2003	2002
Northern California	$35,464,047	$27,682,694	$22,667,805
Southern California	27,819,673	21,193,225	18,264,895
Florida	6,003,687	4,400,376	3,449,900
New Jersey	4,414,236	3,020,539	2,390,606
Texas	3,359,814	2,954,106	2,671,241
Illinois	2,673,642	1,925,959	1,676,901
Washington	2,344,628	2,076,473	1,973,427
Virginia	2,085,564	1,393,601	1,016,734
Colorado	2,033,951	1,694,296	1,567,584
Other states	14,733,528	10,468,696	8,404,301

	100,932,770	76,809,965	64,083,394
Other (a)	1,346,391	1,045,661	730,991

Total loans receivable and MBS with recourse	$102,279,161	$77,855,626	$64,814,385

(a)	Other includes loans on deposits, loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for our borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, the accounting rules require that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the years ended December 31, 2004, 2003, and 2002, amounted to $24.5 billion, $13.7 billion, and $18.9 billion, respectively. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity risk management.

Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity. MBS that are classified as held to maturity are those that we have the ability and intent to hold until maturity.

Structural Features of our ARMs

Most of the ARMs that we originated in 2004, and that we have been originating since 1981, have the following structural features that are described in more detail below:

•	an interest rate that changes monthly and is based on an index plus a fixed margin set at origination;

•	a monthly payment amount that changes annually;

•	features that allow for deferred interest to accrue on the loans; and

•	lifetime interest rate caps, and in some cases interest rate floors, that limit the range of interest rates on the loans.

In addition to the monthly adjusting ARMs described above, we originate and have in portfolio a small volume of ARMs with initial interest rates and monthly payments that are fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually. Additionally, we originate a small volume of ARMs with interest only payments for the first five years and an interest rate that adjusts every six months subject to a periodic interest rate cap.

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Additionally, some borrowers choose to convert an ARM to a fixed-rate mortgage. During 2004, $150 million of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $1.2 billion and $596 million in 2003 and 2002, respectively. We sell most of the converted fixed-rate loans.

Interest Rates and Indexes. Almost all the ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan rate changes monthly. For most of our lending, the indexes are the Certificate of Deposit Index (CODI), the Golden West Cost of Savings Index (COSI) or the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Asset/Liability Management.” The ELOCs we originate are indexed to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition).

As further described in “Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the years ending December 31, 2004, 2003, and 2002.

TABLE 39

Adjustable Rate Mortgage Originations by Index

2002 - 2004

(Dollars in Thousands)

	Year Ended December 31
ARM Index	2004	% of Total	2003	% of Total	2002	% of Total
CODI	$32,264,494	67%	$20,518,260	60%	$13,173,161	54%
COSI	14,447,060	30%	10,688,779	32%	7,899,702	32%
COFI	654,926	1%	1,559,605	5%	3,370,412	14%
Prime(a)	1,063,102	2%	887,363	3%	-0-	0%

Total	$48,429,582	100%	$33,654,007	100%	$24,443,275	100%

(a)	As of January 2003, includes fundings of new ELOCs indexed to the Prime Rate. Only amounts drawn at the establishment of the line of credit are included in originations. Prior to 2003, ELOCs were not included in originations.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2004, 2003, and 2002.

TABLE 40

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

2002 - 2004

(Dollars in Thousands)

	December 31
ARM Index	2004	% of Total	2003	% of Total	2002	% of Total
CODI	$52,412,249	52%	$30,243,337	40%	$13,286,566	21%
COSI	30,900,888	31%	24,535,095	33%	22,070,692	36%
COFI	13,537,745	14%	18,207,868	24%	24,755,498	40%
Prime(a)	2,575,524	3%	1,827,435	2%	999,251	2%
Other(b)	304,295	0%	424,988	1%	658,135	1%

Total	$99,730,701	100%	$75,238,723	100%	$61,770,142	100%

(a)	ELOCs tied to the Prime Rate.
(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Monthly Payment Amount. For substantially all of our ARMs, the borrower’s minimum monthly payment is reset annually. The new monthly payment amount each year is usually calculated to be the amount necessary to amortize the outstanding loan balance at the then applicable interest rate over the remaining term of the loan.

The new monthly payment amount generally cannot exceed the prior year’s monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For other loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter. On each annual payment change date when the 7.5% cap does not apply, the new monthly payment amount will be set to an amount that would fully amortize the loan over its remaining term.

Substantially all of the ARMs we originate allow the borrowers to select a fixed monthly payment amount for an interim period after origination, typically one year. After this interim period, the monthly payment amount resets annually as described above. The amount of the initial payment can range from a minimum payment that we set (which may be lower than the amount of interest accruing on the loan) to a fully amortizing payment.

The monthly statement for most of our loans provides our borrowers with up to four payment options. These payment options include a fully amortizing payment, an interest-only payment, a minimum payment, and a payment that enables the loan to pay off 15 years from origination. In addition to these four specified payment options, borrowers may elect a payment of any amount above the minimum payment.

Although most of our loans have payments due on a monthly cycle, a significant number of borrowers elect to make payments on a biweekly cycle. A biweekly payment cycle results in a shorter period required to fully amortize the loan.

Deferred Interest. For more than 20 years, our ARMs have allowed deferred interest to occur if the borrower’s monthly payment is not large enough to pay the monthly interest accruing on the loan. Deferred interest refers to the amount of unpaid interest that is added to the outstanding principal balance. Borrowers always have the option to make a high enough monthly payment to avoid deferred interest, and many borrowers do so. Borrowers may also pay down the balance of deferred interest in whole or in part at any time without a prepayment fee.

Our loans provide that deferred interest may occur as long as the loan balance remains below either 125% or 110% of the original mortgage amount. The 125% cap on deferred interest applies to loans with original loan to value ratios at or below 85%. The 110% cap applies to loans with original loan to value ratios above 85%. If the loan balance reaches the applicable limit, additional deferred interest may not be allowed to occur and we may increase the monthly payment to an amount that would amortize the loan over its remaining term. In this case, the new monthly payment amount could increase beyond the 7.5% annual payment cap described above, and continue to increase each month thereafter, if the applicable deferred interest cap is still being reached and the current monthly payment amount would not be enough to fully amortize the loan by the scheduled maturity date. As of December 31, 2004, we did not have any loans in our portfolio that had reached the applicable limit on deferred interest.

The amount of deferred interest that accrued in the loan portfolio amounted to $55 million, $21 million, and $62 million at December 31, 2004, 2003, and 2002, respectively. The amount of deferred interest that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside our control, including changes in the underlying index, the amount and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend lower.

Lifetime Caps and Floors. Virtually all of our ARMs are subject to a lifetime cap. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS before any reduction for loan servicing and guarantee fees) was 12.16% or 7.16% above the actual weighted average rate at December 31, 2004, versus 12.20% or 7.42% above the actual weighted average rate at yearend 2003 and 12.13% or 6.74% above the weighted average rate at yearend 2002.

The following table shows the Company’s ARM loans by lifetime cap bands as of December 31, 2004.

TABLE 41

Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands

December 31, 2004

(Dollars in Thousands)

Cap Bands	ARM Balance	Number of Loans	% of Total Balance
Less than 9.00%	$6,244	26.0%
9.00% - 9.49%	100	1.0%
9.50% - 9.99%	470	5.0%
10.00% - 10.49%	5,489	16.0%
10.50% - 10.99%	3,357	18.0%
11.00% - 11.49%	1,197,410	5,473	1.2%
11.50% - 11.99%	84,265,599	366,550	84.5%
12.00% - 12.49%	8,057,398	49,639	8.1%
12.50% - 12.99%	2,290,361	13,031	2.3%
13.00% - 13.49%	132,746	830.1%
13.50% - 13.99%	413,906	3,804.4%
14.00% or greater (a)	3,329,849	74,469	3.4%
No Cap	27,772	270.0%

Total	$99,730,701	514,132	100.0%

(a)	Includes $2.6 billion of one- to four-family ELOCs, most of which have an 18% cap.

A portion of our ARMs are subject to lifetime floors. At December 31, 2004, approximately $5.4 billion of our ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2004, $1.6 billion of ARM loans had reached their rate floors, compared to $2.3 billion at December 31, 2003, and $2.0 billion at December 31, 2002. The weighted average floor rate on the loans that had reached their floor was 5.36% at yearend 2004 compared to 5.43% at yearend 2003 and 5.87% at yearend 2002. Without the floor, the average rate on these loans would have been 4.44% at December 31, 2004, 4.38% at December 31, 2003, and 5.19% at December 31, 2002.

Securities Available for Sale

We invest funds not immediately needed to fund our loan operations in short-term instruments, primarily in federal funds, short-term repurchase agreements collateralized by MBS, and Eurodollar time deposits. Our practice is to invest only with counterparties that have high credit ratings. In addition to short-term investments, we hold stock in Federal Home Loan Mortgage Corporation (Freddie Mac) that we obtained in 1984 with a cost basis of $6 million. The following table is a summary of information about investment securities, which the Company classifies as available for sale and are reported at fair value.

TABLE 42

Composition of Securities Available for Sale

(Dollars in Thousands)

	December 31
	2004	2003	2002
Federal funds	$861,353	$941,267	$153,838
Eurodollar time deposits	75,000	298,238	225,000
U.S. government obligation	1,760	1,760	1,761
Short-term repurchase agreements collateralized by MBS	-0-	300,000	-0-
Commercial paper	-0-	-0-	199,986

Short-term securities available for sale	938,113	1,541,265	580,585
Freddie Mac Stock	414,194	327,758	331,861
Other	22,078	10,420	9,731

Total securities available for sale	$1,374,385	$1,879,443	$922,177

Included in the balances above are net unrealized gains on investment securities available for sale of $410 million, $323 million, and $326 million at December 31, 2004, 2003, and 2002, respectively. The cost basis of the securities available for sale portfolio at December 31, 2004, 2003, and 2002 was $964 million, $1.6 billion, and $596 million, respectively, with weighted average yields excluding equity securities of 2.08%, .93%, and 1.10% at December 31, 2004, 2003, and 2002, respectively. We had no securities held for trading during 2004, 2003, and 2002.

Other Assets

Capitalized Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When we retain the servicing rights upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair value of the servicing rights and the loan on the sale date. We do not have a large portfolio of mortgage servicing rights, primarily because we retain our ARM originations in portfolio and only sell a limited number of fixed-rate loans to third parties. The balance of capitalized mortgage servicing rights (CMSRs) at December 31, 2004, 2003, and 2002 was $53 million, $89 million, and $69 million, respectively. CMSRs are included in “Other assets” on the Consolidated Statement of Financial Condition.

The estimated fair value of CMSRs is regularly reviewed and can change up or down depending on market conditions. We stratify the serviced loans by year of origination or modification, term to maturity, and loan type. If the estimated fair value of a loan strata is less than its book value, we establish a valuation allowance for the estimated temporary impairment through a charge to noninterest income. We also recognize any other-than-temporary impairment as a direct write-down.

The estimated fair value of CMSRs as of December 31, 2004, 2003, and 2002 was $62 million, $95 million, and $73 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $7 million at December 31, 2004. As a result, an impairment valuation allowance of $7 million was recorded in 2004. The book value of the Company’s CMSRs did not exceed the fair value at December 31, 2003 or 2002 and, therefore, no valuation allowance for impairment was required.

Deposits

We raise deposits through our retail branch system, through the Internet, and, from time to time, through the money markets. Retail deposits increased by $6.2 billion in 2004 compared to increases of $5.7 billion and $6.6 billion in 2003 and 2002, respectively. Retail deposits increased during these three years because the public found insured money market and savings accounts to be a more favorable investment compared with other alternatives, and we also received favorable customer response to our promoted products. At December 31, 2004, transaction accounts represented 74% of the total balance of deposits, compared to 77% and 66% at yearends 2003 and 2002, respectively. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts (including most of the balance of the promoted account described below).

During the second half of 2004, the savings product that we principally promoted had elements of both a certificate of deposit and a passbook savings account. This product allowed customers to lock in a favorable rate on the entire balance in the account for a specified term, and also gave customers the flexibility to make withdrawals from the account at any time, without penalty, down to a specified minimum balance. Customers were also allowed to make additional deposits into this account up to a specified maximum balance.

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments and are tied to the London Interbank Offered Rate (LIBOR). In 2004, borrowings increased by $16.7 billion to $45.7 billion from $29.0 billion at yearend 2003 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs that we own. FHLB advances amounted to $33.8 billion at December 31, 2004, compared to $22.0 billion and $18.6 billion at December 31, 2003 and 2002, respectively.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both a secured and unsecured basis. Most of WSB’s capital market funding consists of unsecured bank notes. On November 12, 2004, WSB initiated a bank note program that allows us to issue an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. In December 2004, WSB issued $1.3 billion in notes under this program. WSB also issued $3.0 billion of unsecured senior notes in 2004 under a prior program, all of which were outstanding at December 31, 2004. Bank notes with maturities exceeding 270 days are reported as senior debt on the Consolidated Statement of Financial Condition. As of December 31, 2004, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program under which up to $5.0 billion of short-term notes with maturities of less than 270 days can be outstanding at any point in time. WSB had $2.7 billion, $3.0 billion, and $1.2 billion of short-term bank notes outstanding as of December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $3.9 billion, $3.0 billion, and $522 million at December 31, 2004, 2003, and 2002, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt, although none was issued in 2004. At December 31, 2004, Golden West, at the holding company level, had $993 million of senior debt and no subordinated debt outstanding. As of December 31, 2004, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

MANAGEMENT OF RISK

Our business strategy is to achieve sustainable earnings growth utilizing a low-risk business approach. We continue to execute and refine our business model to manage the key risks associated with being a residential mortgage portfolio lender, namely interest rate risk and credit risk. We also manage other risks, such as operational, regulatory, and management risk.

Management of Interest Rate Risk

Overview

Interest rate risk generally refers to the risk that changes in market interest rates could adversely affect a company’s financial condition. We strive to manage interest rate risk through the operation of our business, rather than relying on capital market techniques such as derivatives. Our strategy for managing interest rate risk includes:

•	focusing on originating and retaining monthly adjusting ARMs in our portfolio;

•	funding these ARM assets with liabilities that respond in a similar manner to changes in market rates; and

•	selling most of the limited number of fixed-rate loans that we originate, as well as fixed-rate loans that customers convert from ARMs.

As discussed further below, these strategies help us to maintain a close relationship between the yield on our assets and the cost of our liabilities throughout the interest rate cycle and thereby limit the sensitivity of net interest income and our primary spread to changes in market rates.

Asset/Liability Management

Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly, which means that the yield on our loan portfolio responds to movements in interest rates. At December 31, 2004, ARMs constituted 98% of our loan and MBS portfolio, and 97% of our ARM portfolio adjusted monthly.

Additionally, we emphasize home loans tied to certain ARM indexes so that these index rates and the rates on the liabilities that fund these ARMs respond in a similar manner to changes in market rates.

Our ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. The following table describes the indexes we use and shows how these indexes are intended to match with our liabilities.

TABLE 43

Summary of Key Indexes

	CODI	COSI	COFI
How the Index is Calculated	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to Golden West’s cost of deposits as reported monthly.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	COSI equals our own cost of deposits. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, COFI has tracked our cost of deposits. The match is not perfect since COFI includes the cost of savings and borrowings of many other institutions as well as our own.

Percentage of 2004 ARM Originations	67%	30%	1%

Percentage of ARM Portfolio at 12/31/04	52%	31%	14%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	Yes, because CODI is a 12-month rolling average, and it takes time before the index is able to reflect, or “catch up” with, a change in market rates.	Yes, because the rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	Yes, because the portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

The primary difference between our ARMs and liabilities is timing relating to how quickly our ARMs and liabilities reprice. Our liabilities tend to reprice more quickly than our ARM portfolio, primarily because of built-in reporting and repricing lags identified in the table above that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in market interest rates are significantly reflected in the indexes. In addition to the index lags, other structural features of the ARMs, described under “Structural Features of our ARMs,” can delay the repricing of our assets.

This timing disparity between our assets and liabilities can temporarily affect our primary spread until the indexes are able to reflect, or “catch up” with, the market rates. Over a full interest rate cycle, the timing lags will tend to offset one another. The following chart summarizes the different relationships the indexes and short-term market interest rates could have at any point in time, and the expected impact on our primary spread.

TABLE 44

Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread

Market Interest Rate Scenarios	Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread
Market interest rates increase	The index increase lags the market interest rate increase, and therefore the primary spread would normally be expected to narrow temporarily until the index catches up with the higher market interest rates.

Market interest rates decline	The index decrease lags the market interest rate decrease, and therefore the primary spread would normally be expected to widen temporarily until the index catches up with the lower market interest rates.

Market interest rates remain constant	The primary spread would normally be expected to stabilize when the index catches up to the current market rate level.

As the table above indicates, although market rate changes do impact the primary spread, this is principally a timing issue until the market rates are reflected in the applicable index. Also, a gradual change in rates would tend to have less of an impact on the primary spread than a sharp rise or decline in rates.

As discussed above, market interest rate movements are the most significant factor that affects our primary spread. The primary spread is also influenced by:

•	the shape of the yield curve (the difference between short-term and long-term interest rates) and competition in the home lending market, both of which influence the pricing of our adjustable and fixed-rate mortgage products;

•	our efforts to attract deposits and competition in the retail savings market, which influence the pricing of our deposit products; and

•	the prices that we pay for our borrowings.

The table below shows the primary spread, and its main components, at December 31, 2004, 2003, and 2002.

TABLE 45

Yield on Earning Assets, Cost of Funds, and Primary Spread

2002 - 2004

	December 31
	2004	2003	2002
Yield on loan portfolio and MBS	4.75%	4.61%	5.28%
Yield on investments	2.08	.93	1.94

Yield on earning assets	4.73	4.54	5.25

Cost of deposits	2.08	1.85	2.56
Cost of borrowings	2.38	1.37	1.85

Cost of funds	2.22	1.67	2.32

Primary spread	2.51%	2.87%	2.93%

During 2004, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, five times, bringing the rate up to 2.25% at December 31, 2004 as compared to 1.00% at December 31, 2003. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags described above.

The following table shows the average primary spread by quarter.

TABLE 46

Average Primary Spread

	For the Quarter Ended
	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004	Dec. 31 2003
Average primary spread	2.60%	2.70%	2.86%	2.90%	2.91%

For the five years ended December 31, 2004, which included periods of both falling and rising interest rates, our primary spread averaged 2.68%.

Financial institutions often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of December 31, 2004, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 47

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of December 31, 2004

(Dollars in Millions)

	Projected Repricing(a)
	0 - 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$1,372	$2	$-0-	$-0-	$1,374
MBS:
Adjustable rate	1,637	-0-	-0-	-0-	1,637
Fixed-rate	23	55	197	198	473
Loans receivable:(b) (c)
Adjustable rate	97,945	917	237	-0-	99,099
Fixed-rate held for investment	113	237	462	264	1,076
Fixed-rate held for sale	52	-0-	-0-	-0-	52
Other(d)	1,769	-0-	-0-	137	1,906

Total	$102,911	$1,211	$896	$599	$105,617

Interest-Bearing Liabilities:
Deposits(e)	$43,272	$6,100	$3,592	$1	$52,965
FHLB advances	32,662	78	430	612	33,782
Other borrowings	9,706	-0-	1,702	494	11,902
Impact of interest rate swaps	1,200	-0-	(1,200)	-0-	-0-

Total	$86,840	$6,178	$4,524	$1,107	$98,649

Repricing gap	$16,071	$(4,967)	$(3,628)	$(508)	$6,968

Cumulative gap	$16,071	$11,104	$7,476	$6,968

Cumulative gap as a percentage of total assets	15.0%	10.4%	7.0%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.
(b)	Excludes nonaccrual loans (90 days or more past due).
(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.
(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.
(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that our earnings would rise when interest rates increase and would fall when interest rates decrease. However, as discussed above, our experience has been that the timing lags in our indexes tend to cause the rates on our liabilities to change more quickly than the yield on our assets.

The following table is a summary of our market risk on financial instruments. It includes our expected cash flows and applicable yields on the balances of our interest-sensitive assets and liabilities as of December 31, 2004, taking into consideration expected prepayments of our long-term assets (primarily MBS and loans receivable). The table also includes the estimated current fair value of the assets and liabilities shown.

TABLE 48

Summary of Market Risk on Financial Instruments

As of December 31, 2004

(Dollars in Millions)

	Expected Maturity Date as of December 31, 2004(a)
	2005	2006	2007	2008	2009		2010 & Thereafter	Total Balance	Fair Value
Interest-Sensitive Assets:
Securities Available for Sale	$1,374	$-0-	$-0-	$-0-	$-0-		$-0-	$1,374	$1,374
Weighted average interest rate	2.08%	.00%	.00%	.00%	.00%		.00%	2.08%
MBS
Fixed-Rate	$82	$70	$57	$46	$38		$180	$473	484
Weighted average interest rate	6.15%	6.00%	5.90%	5.82%	5.74%		5.49%	5.78%
Variable Rate	$380	$292	$224	$172	$132		$437	$1,637	1,669
Weighted average interest rate	4.59%	4.59%	4.59%	4.59%	4.59%		4.58%	4.59%
Loans Receivable(b)
Fixed-Rate	$333	$193	$140	$104	$79		$282	$1,131	1,149
Weighted average interest rate	7.32%	7.21%	6.98%	6.82%	6.71%		6.52%	6.97%
Variable Rate	$23,950	$18,614	$14,184	$10,532	$7,829		$22,984	$98,093	98,777
Weighted average interest rate(c)	5.03%	5.02%	5.02%	5.00%	4.99%		4.98%	5.01%
Interest Rate Swaps (notional values)
Receive Fixed Swaps	$-0-	$-0-	$-0-	$-0-	$1,200		$-0-	$1,200	10
Weighted average receive rate	.00%	.00%	.00%	.00%	4.19%		.00%	4.19%
Weighted average pay rate	.00%	.00%	.00%	.00%	2.44%		.00%	2.44%

Total	$26,119	$19,169	$14,605	$10,854	$9,278		$23,883	$103,908	$103,463

Interest-Sensitive Liabilities:
Deposits(d)	$49,372	$1,400	$1,462	$287	$443		$1	$52,965	$53,022
Weighted average interest rate	1.97%	2.94%	4.33%	3.24%	3.80%		3.19%	2.08%
FHLB Advances
Fixed-Rate	$121	$367	$65	$90	$40		$437	$1,120	1,154
Weighted average interest rate	3.32%	2.31%	4.82%	4.74%	5.47%		5.60%	4.16%
Variable Rate	$8,925	$6,458	$9,750	$3,500	$4,029		$-0-	$32,662	32,636
Weighted average interest rate	2.15%	2.21%	2.29%	2.25%	2.31%		.00%	2.23%
Other Borrowings
Fixed-Rate	$4,460	$199	$299	$-0-	$1,203	(e)	$495	$6,656	6,683
Weighted average interest rate	2.22%	5.71%	4.31%	.00%	2.61	%(f)	4.94%	2.69%
Variable Rate	$750	$1,849	$1,499	$-0-	$1,148		$-0-	$5,246	5,251
Weighted average interest rate	2.40%	2.39%	2.55%	.00%	2.56%		.00%	2.47%

Total	$63,628	$10,273	$13,075	$3,877	$6,863		$933	$98,649	$98,746

(a)	Based on scheduled maturity or scheduled repricing: loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.
(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.
(c)	The total weighted average interest rate for variable rate loans receivable reflects loans with introductory rates in effect at December 31, 2004. Those loans are assumed to mature outside the introductory period at fully-indexed rates (the fully-indexed rate is equal to the effective index plus the loan margin). Consequently, the weighted average rate of all maturing variable rate loans will not equal the weighted average rate of total variable rate loans at December 31, 2004 as indicated in the total balance column.
(d)	Deposits with no maturity are included in the 2005 column.
(e)	The Company entered into two interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.
(f)	The effect of the swaps is reflected in the weighted average interest rate.

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment information. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at December 31, 2004, a 200 basis point rate increase sustained over a thirty-six month period would initially, but temporarily, reduce our primary spread, and would not adversely affect our long-term profitability and financial strength.

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of December 31, 2004, we had two interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. We entered into one such swap with a notional amount of $400 million in June 2004 and another with a notional amount of $800 million in December 2004. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. At December 31, 2004, we do not hold any derivative financial instruments for trading purposes.

Management of Credit Risk

Credit risk refers to the risk of loss if a borrower fails to perform under a mortgage loan and the value of the underlying collateral is not sufficient to cover the loan amount. We manage credit risk principally by originating high-quality loans that are reviewed by our underwriting and appraisal staff. We also mitigate credit risk through periodic loan reviews. Additionally, we closely monitor market trends, and take appropriate steps to protect our interests.

Our objective is to minimize nonperforming assets and troubled debt restructured and thereby maintain high profitability. Our business strategy does not involve assuming additional credit risk in the portfolio in order to be able to charge higher prices to consumers.

Underwriting and Appraisal Process

As part of our underwriting process, we evaluate the creditworthiness of potential borrowers based primarily on credit history and an evaluation of the potential borrower’s ability to repay the loan. We use systems developed internally based on years of experience evaluating credit risk. Although we use technological tools to help with underwriting evaluations, our underwriting personnel review each file and make final judgments. When evaluating a borrower’s ability to pay, we assess the ability to make fully amortizing monthly payments, even if the borrower has the option to make a lower initial monthly payment.

Our appraisal process is separate from our underwriting process to assure independence and accountability. We appraise the property that secures the loan by assessing its market value and marketability. We maintain an in-house staff to conduct and review property appraisals. Any external appraisers that we use are required to go through a training program with us, and each appraisal is reviewed by our internal appraisal staff.

California Housing Market

Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure to potential adverse conditions in California. The average loan size for our California one- to four-family first mortgage originations in 2004 was approximately $300 thousand.

Loan to Value Ratio

The loan to value ratio, or LTV, is the loan balance of a first mortgage expressed as a percentage of the appraised value of the property at the time of origination. A combined loan to value, or CLTV, refers to the sum of the first and second mortgage loan balances as a percentage of total appraised value at the time of origination. When we discuss LTVs below, we are referring to cases when our borrower obtained only a first mortgage from us at origination. When we discuss CLTVs below, we are referring to cases when our borrower obtained both a first mortgage and a second mortgage from us at origination. The second mortgage may be either a fixed-rate loan or an ELOC.

Historically, loans with LTVs or CLTVs greater than 80% result in greater credit losses as compared to loans originated with LTVs or CLTVs at 80% or lower. We therefore focus our lending activity on loans that have LTVs or CLTVs at or below 80%. In addition, we take steps to reduce the potential credit risk with respect to new loans with LTVs or CLTVs over 80%. Among other things:

•	a significant percentage of first mortgage loans with LTVs over 80% carry mortgage insurance, which reimburses us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%;

•	the LTV or CLTV may not exceed 95% of the appraised value of a single-family residence at the time of origination;

•	we carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80%; the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool; and

•	we have sold without recourse a significant portion of our fixed-rate second mortgage originations.

The following table shows mortgage originations with LTVs or CLTVs greater than 80% for the years ended December 31, 2004, 2003, and 2002.

TABLE 49

Mortgage Originations with

LTVs or CLTVs Greater Than 80%

2002 - 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
First mortgages with LTVs greater than 80%:
With mortgage insurance	$86,112	$223,775	$292,210
With no mortgage insurance	94,038	44,349	70,478

Total	$180,150	$268,124	$362,688

Percentage of total originations	.37%	.75%	1.36%

First and second mortgages with CLTVs greater than 80%:(a)
With pool insurance on second mortgages	$3,809,644	$2,866,161	$2,412,821
With no pool insurance	377,889	799,231	611,044

Total	$4,187,533	$3,665,392	$3,023,865

Percentage of total originations	8.55%	10.19%	11.33%

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. The CLTV data only includes firsts and seconds that were originated together in the same month. The CLTV data in 2003 and 2004 includes ELOC amounts drawn at origination, while the 2002 CLTV data does not.

At December 31, 2004, 2003, and 2002, the aggregate average of LTVs and CLTVs on the loans in portfolio was 69%, 68%, and 69%, respectively.

We believe that by emphasizing LTVs below 80%, and insuring most loans with LTVs or CLTVs above 80%, we have helped to mitigate our exposure to a disruption in the real estate market that could cause property values to decline. Nonetheless, it is reasonable to expect that a significant decline in the values of residential real estate could result in increased rates of delinquencies, foreclosures, and losses.

Asset Quality

An important measure of the soundness of our loan and MBS portfolio is the ratio of nonperforming assets (NPAs) and troubled debt restructured (TDRs) to total assets. Nonperforming assets include nonaccrual loans (that is, loans, including loans securitized into MBS with recourse, that are 90 days or more past due) and real estate acquired through foreclosure. No interest is recognized on nonaccrual loans. TDRs are made up of loans on which delinquent payments have been capitalized or on which temporary interest rate reductions have been made, primarily to customers impacted by adverse economic conditions.

Our credit risk management practices have enabled us to have low NPAs and TDRs throughout our history. However, even by our standards, NPAs and TDRs have been unusually low in recent years. Although we believe that our lending practices have historically been the primary contributor to our low NPAs and TDRs, the sustained period of low interest rates and rapid home price appreciation during the past several years contributed to the low level of NPAs and TDRs. It is unlikely that such historically low levels of NPAs and TDRs will continue indefinitely.

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at December 31, 2004, 2003, and 2002.

TABLE 50

Nonperforming Assets and Troubled Debt Restructured

2002 - 2004

(Dollars in Thousands)

	December 31
	2004	2003	2002
Nonaccrual loans	$332,329	$410,064	$413,123
Foreclosed real estate	11,461	13,904	11,244

Total nonperforming assets	$343,790	$423,968	$424,367

TDRs	$3,810	$3,105	$233

Ratio of NPAs to total assets	.32%	.51%	.62%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.33%	.51%	.62%

The following table sets forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at December 31, 2004.

TABLE 51

Nonperforming Assets by State

2002 - 2004

(Dollars in Thousands)

State	2004	NPAs as a % of Loans	2003	NPAs as a % of Loans	2002	NPAs as a % of Loans
Northern California	$86,906.25%		$118,322.43%		$98,301.43%
Southern California		48,351.17		79,773.38	106,358.58
Florida		23,903.40		30,009.68	35,471	1.03
New Jersey		19,452.44		20,526.68	18,878.79
Texas	48,585	1.45	43,489	1.47	30,377	1.14
Illinois		12,736.52		14,509.75	16,008.95
Washington		14,000.54		14,268.69	18,159.92
Virginia		2,182.10		3,088.22	3,749.37
Colorado		6,135.30		9,322.55	5,395.34
Other states(a)		81,540.55		90,662.87	91,671	1.09

Total	$343,790.34%		$423,968.55%		$424,367.66%

(a)	All states included in Other have total loan balances with less than 2% of total loans.

The low balance of total NPAs at December 31, 2004 as compared to the previous two years reflected the impact of the improved economy and the continued strong housing market. We attribute the relatively high level of NPAs in Texas to economic difficulties in the state over the past several years. Although economic conditions may be improving in the state, some weakness remains in the residential lending market. We closely monitor all delinquencies and take appropriate steps to protect our interests.

Allowance for Loan Losses

The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company’s historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by the age of the loan. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the methodology and historical analyses are reviewed quarterly.

The table below shows the changes in the allowance for loan losses for the years ending December 31, 2004, 2003, and 2002.

TABLE 52

Changes in Allowance for Loan Losses

2002 - 2004

(Dollars in Thousands)

	Year Ended December 31
	2004	2003	2002
Beginning allowance for loan losses	$289,937	$281,097	$261,013
Provision for losses	3,401	11,864	21,170
Loans charged off	(4,613)	(3,633)	(1,943)
Recoveries	1,385	609	857

Ending allowance for loan losses	$290,110	$289,937	$281,097

Ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.00%	.02%	.04%

Ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity	.28%	.37%	.43%

Ratio of allowance for loan losses to NPAs	84.4%	68.4%	66.2%

The decreased level of the provision for losses charged to expense in 2004 compared with 2003 and in 2003 as compared to 2002 reflected the lower level of nonperforming assets and continued low level of net chargeoffs that we experienced as a result of the continuation of the strong nationwide housing market and the prevailing economic conditions.

Management of Other Risks

We manage other risks that are common to companies in other industries, including operational, regulatory, and management risk.

Operational Risk

Operational risk refers to the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. These events could result in financial losses and other negative consequences, including reputational harm.

We mitigate operational risk in a variety of ways, including the following:

•	we promote a corporate culture focused on high ethical conduct, superior customer service, and continual process and productivity improvements;

•	we focus our efforts on a single line of business;

•	our management and Board of Directors generally have long tenures with the Company, giving us the benefit of experience and institutional memory in managing through business cycles and addressing other strategic issues;

•	our business managers have the responsibility for adopting and monitoring appropriate controls for their business units, both under long-standing banking regulations and Section 404 of the Sarbanes-Oxley Act;

•	we have maintained an Internal Audit Department for decades that regularly audits our business, including operational controls and information security; the Internal Audit Department reports directly to the Audit Committee of the Board of Directors, all of the members of which are independent directors under the New York Stock Exchange’s corporate governance standards;

•	we maintain strong relationships and open dialogue with our regulators, who regularly conduct evaluations of our operations and controls;

•	our management has regular discussions with rating agencies that routinely evaluate our creditworthiness;

•	our business managers and other employees, as well as internal and external legal counsel and auditors, understand they are expected to communicate any material issues not otherwise properly addressed promptly to senior management and, if appropriate, the Board of Directors or a committee thereof;

•	we monitor the strength and reputations of our counterparties;

•	we perform as many of the business functions and operations internally as economically feasible to retain control of our operations;

•	we have and enforce codes of conduct and ethics for employees, officers, and directors; and

•	we have insurance and contingency plans in place in case of enterprise-wide business interruption.

Although these actions cannot fully protect us from all operational risks, we believe that they do help protect us from many adverse events and also reduce the severity of issues that might arise.

Regulatory Risk

By regulatory risk, we mean the risk that laws or regulations could change in a manner that adversely affects our business. This is a risk that is largely outside our control, although we participate in and monitor legal, regulatory, and judicial developments that could impact our business. Among the issues that have received attention recently include:

•	state laws and regulations that impact lending, deposit, and mutual fund activities;

•	rules that affect the amount of regulatory capital that banks and other types of financial institutions are required to maintain;

•	changes to the regulation of the housing government sponsored enterprises, including the Federal Home Loan Banks; and

•	federal and state privacy laws and regulations that impact how customer information can be used.

We continue to work with policymakers, trade groups, and others to try to ensure that any legal or regulatory developments reflect sound public policy and do not uniquely and adversely affect us.

Management Risk

Management risk is mitigated by having well-trained and experienced employees in key positions who can assume management roles in both the immediate and longer-term future. In addition, senior management meets at least twice a year with the Board of Directors in executive sessions to discuss recommendations and evaluations of potential successors to key members of management, along with a review of any development plans that are recommended for such individuals.

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for 2004, 2003, and 2002.

TABLE 53

Selected Financial Results

2002 – 2004

(Dollars in Millions)

	Year Ended December 31
	2004	2003	2002
Interest income	$4,178	$3,529	$3,497
Interest expense	1,560	1,320	1,567

Net interest income	2,618	2,209	1,930
Provision for loan losses	3	12	21
Noninterest income	294	313	247
General and administrative expenses	840	721	601
Taxes on income	789	683	597

Net earnings	$1,280	$1,106	$958

Average earning assets	92,441	$72,351	$61,476
Average primary spread	2.76%	2.94%	2.99%

Net Interest Income

The largest component of our revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of our net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, our primary earning asset, by originating and retaining high-quality adjustable rate home loans. In the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates, which can temporarily affect the level of net interest income.

The 19% increase in net interest income in 2004 compared with the prior year resulted primarily from the growth in the loan portfolio, our principal earning asset. Between December 31, 2003 and December 31, 2004, our earning asset balance increased by $24 billion or 30%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2004 was a decrease in our average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed previously under “Asset/Liability Management.” The increase in net interest income in 2003 as compared to 2002 resulted from the expansion of our earning assets which was partially offset by a modest decrease in our average primary spread.

Noninterest Income

The decrease in noninterest income in 2004 as compared to 2003 resulted primarily from the decrease in income associated with a smaller volume of fixed-rate loan sales, partially offset by an increase in prepayment fees. Also included in fee income was the $7 million provision for CMSR impairment. See “Capitalized Mortgage Servicing Rights.” The increase in 2003 as compared to 2002 resulted primarily from the increase in income associated with the gains on a larger volume of loans sales and higher loan prepayment fees.

General and Administrative Expenses

G&A expenses increased in 2004 to support the record loan volume and the continued investment in resources to support future growth.

G&A as a percentage of average assets was .90%, .98%, and .96% for the years ended December 31, 2004, 2003, and 2002, respectively. G&A as a percentage of average assets was lower in 2004 as compared to 2003 because in 2004 average assets grew faster than the growth in general and administrative expenses. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 28.85%, 28.57%, and 27.63% for the years ended December 31, 2004, 2003, and 2002, respectively.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 38.15%, 38.18%, and 38.36% for the years ended December 31, 2004, 2003, and 2002, respectively. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

The objective of our liquidity management is to ensure we have sufficient liquid resources to meet all our obligations in a timely and cost-effective manner under both normal operational conditions and periods of market stress. We monitor our liquidity position on a daily basis so that we have sufficient funds available to meet operating requirements, including supporting our lending and deposit activities and replacing maturing obligations. We also review our liquidity profile on a regular basis to ensure that the capital needs of Golden West and its bank subsidiaries are met and that we can maintain strong credit ratings.

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and to a much smaller extent purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to GDW. The principal liquidity needs of Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of December 31, 2004, WSB maintained approximately $5.0 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of December 31, 2004, WSB, our primary subsidiary, had credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $7.3 billion, $5.9 billion, and $5.0 billion for the years ended December 31, 2004, 2003, and 2002, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $1.3 billion during 2004 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. Stockholders’ equity increased by $922 million during 2003 as a result of earnings partially offset by the $151 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and the decreased market values of securities available for sale.

Uses of Capital

As in prior years, we retained most of our earnings in 2004. The 22% growth in our net worth allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue. Even with high asset growth of 29%, our stockholders’ equity to asset ratio was 6.81% at December 31, 2004.

We did not repurchase any shares of Golden West common stock in 2004. As of December 31, 2004, 18,656,358 shares remained available for purchase under the stock purchase program that our Board of Directors has authorized. Since October 1993, 102.5 million shares have been repurchased under the stock repurchase program and retired at a cost of $1.4 billion. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

On December 10, 2004, a two-for-one stock split in the form of a 100% stock dividend was paid to the holders of record of Golden West’s common stock at the close of business on November 15, 2004. The stock dividend was approved by the Board of Directors on October 20, 2004. On that date, the Board of Directors also approved a 20% increase in Golden West’s cash dividend.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note A to the Notes to Consolidated Financial Statements. As of December 31, 2004, the most recent notification from the Office of Thrift Supervision categorized WSB and WTX as “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that notification that we believe would have an impact on the “well-capitalized” categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

All subsidiaries of Golden West are 100% owned and are included in our consolidated financial statements.

Off-Balance Sheet Arrangements

Like other mortgage lenders and in the ordinary course of our business, we enter into agreements to lend to a customer provided that the customer satisfies the terms of the contract. Loan commitments have fixed expiration dates or other termination clauses. Prior to entering each commitment, we evaluate the customer’s creditworthiness and the value of the property. The amount of outstanding loan commitments at December 31, 2004 was $1.8 billion. The vast majority of these commitments were for adjustable rate mortgages.

In the ordinary course of business, we borrow from the FHLBs. At December 31, 2004, we had $1.0 billion and $505 million of commitments outstanding for advances from the FHLB of Dallas and the FHLB of San Francisco, respectively. These advances will be indexed to one-month LIBOR.

Contractual Obligations

We enter into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations and leases for premises. We do not have any significant capital lease or purchase obligations. The following table summarizes our significant contractual obligations and commitments to make future payments under contracts by remaining maturity at December 31, 2004, except for short-term borrowing arrangements and postretirement benefit plans.

TABLE 54

Contractual Obligations

As of December 31, 2004

(Dollars in Millions)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (a)	$41,213	$9,796	$20,485	$10,495	$437
Operating leases	214	33	57	35	89

Total	$41,427	$9,829	$20,542	$10,530	$526

(a)	Includes long-term FHLB advances, securities sold under agreements to repurchase, and senior debt.

CRITICAL ACCOUNTING POLICIES AND USES OF ESTIMATES

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events, including interest rate levels and repayments rates. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions because of changes in the business environment.

Our significant accounting policies are more fully described in Note A to the Notes to Consolidated Financial Statements. Management reviews and approves our significant accounting policies on a quarterly basis and discusses them with the Audit Committee at least annually.

We believe that the policy regarding the determination of our allowance for loan losses is our most critical accounting policy as it has a material impact on our financial statements and requires management’s most difficult, subjective, and complex judgments. The allowance for loan losses reflects management’s estimates of the probable credit losses inherent in our loans receivable balance. The allowance for loan losses, and the resulting provision for loan losses, is based on judgments and assumptions about many external factors, including current trends in economic growth, unemployment, housing market activity, home price appreciation, and the level of mortgage turnover. Additions to and reductions from the allowance are recognized in current earnings based upon management’s quarterly reviews. A further discussion can be found in “Management of Credit Risk – Allowance for Loan Losses.”

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this SAB did not have a significant impact on the Company’s Consolidated Statement of Financial Condition or Consolidated Statement of Net Earnings.

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (“EITF”) supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. In November 2004, FASB announced that the recognition provisions of EITF Issue 03-1 would not be effective in 2004.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management of Interest Rate Risk” on pages 42 through 48 in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index included on page 67 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

The management of Golden West Financial Corporation and subsidiaries (the Company or Golden West) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Golden West’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Golden West’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting and their report follows.

March 7, 2005	/s/ Herbert M. Sandler
Herbert M. Sandler Chairman of the Board and Chief Executive Officer

March 7, 2005	/s/ Marion O. Sandler
Marion O. Sandler Chairman of the Board and Chief Executive Officer

March 7, 2005	/s/ Russell W. Kettell
Russell W. Kettell President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden West Financial Corporation

Oakland, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Golden West Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Oakland, California

March 7, 2005

PART III

ITEM 9A. OTHER INFORMATION

Inapplicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and executive officers of the Registrant, see pages 4 through 6 and pages 11 through 13 of the Registrant’s Proxy Statement dated March 11, 2005, which are incorporated herein by reference, and page 6 of Item 1 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Registrant’s Proxy Statement dated March 11, 2005, on pages 10, 11, and 14 through 16 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 403 of Regulation S-K is set forth on pages 4 through 6 and pages 11 through 13 of Registrant’s Proxy Statement dated March 11, 2005, and is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Indebtedness of Management” on page 15 of the Registrant’s Proxy Statement dated March 11, 2005, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth on page 17 of Registrant’s Proxy Statement dated March 11, 2005, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements

See Index included on page 67 and the financial statements, which begin on page F-1.

(2) Index to Financial Statement Schedules

Financial statement schedules are omitted because they are not required or because the required information is included in the financial statements or the notes thereto.

(3) Index to Exhibits

Exhibit No.	Description
3 (a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 1, 2001, is incorporated by reference to Exhibit 10 (a) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Georganne Proctor.

10 (f)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended September 30, 1998.

10 (g)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10 (g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

(3)	Index to Exhibits (continued)

Exhibit No.	Description
21 (a)	Subsidiaries of the Registrant.

23 (a)	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Form S-8 Undertaking

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statement on Form S-8 No. 33-14833 (filed June 5, 1987):

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
William C. Nunan,
Chief Accounting Officer

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen C. Herringer	3/11/05	/s/ Bernard A. Osher	3/11/05

Maryellen C. Herringer		Bernard A. Osher
Director		Director

/s/ Louis J. Galen	3/11/05	/s/ Kenneth T. Rosen	3/11/05

Louis J. Galen		Kenneth T. Rosen
Director		Director

/s/ Antonia Hernandez	3/11/05	/s/ Herbert M. Sandler	3/11/05

Antonia Hernandez		Herbert M. Sandler
Director		Director

/s/ Patricia A. King	3/11/05	/s/ Marion O. Sandler	3/11/05

Patricia A. King		Marion O. Sandler
Director		Director

		/s/ Leslie Tang Schilling	3/11/05

Leslie Tang Schilling
Director

All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden West Financial Corporation

Oakland, California

We have audited the accompanying consolidated statements of financial condition of Golden West Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of net earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Oakland, California

March 7, 2005

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands except per share figures)

ASSETS

	December 31
	2004	2003
Cash	$292,421	$260,823
Securities available for sale, at fair value	1,374,385	1,879,443
Purchased mortgage-backed securities available for sale, at fair value	14,438	22,071
Purchased mortgage-backed securities held to maturity, at cost	375,632	433,319
Mortgage-backed securities with recourse held to maturity, at cost	1,719,982	3,650,048

Loans Receivable:
Loans held for sale	52,325	124,917
Loans held for investment less allowance for loan losses of $290,110 and $289,937	100,506,854	74,080,661

Total Loans Receivable	100,559,179	74,205,578

Interest earned but uncollected	248,073	183,761
Investment in capital stock of Federal Home Loan Banks, at cost	1,563,276	1,152,339
Foreclosed real estate	11,461	13,904
Premises and equipment, net	391,523	360,327
Other assets	338,171	388,277

Total Assets	$106,888,541	$82,549,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31
	2004	2003
Deposits	$52,965,311	$46,726,965
Advances from Federal Home Loan Banks	33,781,895	22,000,234
Securities sold under agreements to repurchase	3,900,000	3,021,385
Bank notes	2,709,895	3,015,854
Senior debt	5,291,840	991,257
Taxes on income	561,772	561,406
Other liabilities	402,952	285,521

Total Liabilities	99,613,665	76,602,622

Stockholders’ equity:
Preferred stock, par value $1.00:
Authorized 20,000,000 shares
Issued and outstanding, none
Common stock, par value $.10:
Authorized 600,000,000 shares
Issued and outstanding, 306,524,716 and 304,238,216 shares	30,652	15,212
Additional paid-in capital	263,770	220,923
Retained earnings	6,728,998	5,513,434

	7,023,420	5,749,569
Accumulated other comprehensive income from unrealized gains on securities, net of income tax of $158,347 and $125,008	251,456	197,699

Total Stockholders’ Equity	7,274,876	5,947,268

Total Liabilities and Stockholders’ Equity	$106,888,541	$82,549,890

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET EARNINGS

(Dollars in thousands except per share figures)

	Year Ended December 31
	2004	2003	2002
Interest Income:
Interest on loans	$3,976,619	$3,178,087	$2,893,299
Interest on mortgage-backed securities	131,720	261,712	490,523
Interest and dividends on investments	70,517	88,545	113,212

	4,178,856	3,528,344	3,497,034
Interest Expense:
Interest on deposits	944,493	938,123	1,079,937
Interest on advances	448,535	269,793	379,613
Interest on repurchase agreements	49,589	9,048	1,826
Interest on other borrowings	117,634	102,996	105,364

	1,560,251	1,319,960	1,566,740

Net Interest Income	2,618,605	2,208,384	1,930,294
Provision for loan losses	3,401	11,864	21,170

Net Interest Income after Provision for Loan Losses	2,615,204	2,196,520	1,909,124

Noninterest Income:
Fees	210,576	163,306	139,416
Gain on the sale of securities, MBS, and loans	13,216	72,274	45,143
Change in fair value of derivatives	1,141	10,890	7,610
Other	68,990	66,860	54,831

	293,923	313,330	247,000
Noninterest Expense:
General and administrative:
Personnel	547,432	453,476	378,099
Occupancy	86,117	76,649	69,559
Technology and telecommunications	79,453	78,701	66,318
Deposit insurance	7,068	6,683	6,062
Advertising	26,743	22,516	16,528
Other	93,313	82,490	64,928

	840,126	720,515	601,494

Earnings before Taxes on Income	2,069,001	1,789,335	1,554,630
Taxes on Income	789,280	683,236	596,351

Net Earnings	$1,279,721	$1,106,099	$958,279

Basic Earnings Per Share	$4.19	$3.63	$3.10

Diluted Earnings Per Share	$4.13	$3.57	$3.06

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share figures)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2002	311,063,554	$15,553	$173,500	$3,873,758	$221,379	$4,284,190
Net earnings		-0-	-0-	958,279	-0-	958,279
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(21,425)	(21,425)
Reclassification adjustment for gains included in income		-0-	-0-	-0-	(747)	(747)

Comprehensive income						936,107
Common stock issued upon exercise of stock options, including tax benefits	1,461,972	73	24,662	-0-	-0-	24,735
Purchase and retirement of shares of Company stock	(5,483,320)	(274)	-0-	(172,762)	-0-	(173,036)
Cash dividends on common stock ($.1514 per share)		-0-	-0-	(46,746)	-0-	(46,746)

Balance at December 31, 2002	307,042,206	15,352	198,162	4,612,529	199,207	5,025,250
Net earnings		-0-	-0-	1,106,099	-0-	1,106,099
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(1,501)	(1,501)
Reclassification adjustment for gains included in income		-0-	-0-	-0-	(7)	(7)

Comprehensive income						1,104,591
Common stock issued upon exercise of stock options, including tax benefits	1,108,750	55	22,761	-0-	-0-	22,816
Purchase and retirement of shares of Company stock	(3,912,740)	(195)	-0-	(151,035)	-0-	(151,230)
Cash dividends on common stock ($.1775 per share)		-0-	-0-	(54,159)	-0-	(54,159)

Balance at December 31, 2003	304,238,216	15,212	220,923	5,513,434	197,699	5,947,268
Net earnings		-0-	-0-	1,279,721	-0-	1,279,721
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	53,757	53,757

Comprehensive income						1,333,478
Common stock issued upon exercise of stock options, including tax benefits	2,286,500	122	58,165	-0-	-0-	58,287
Common stock split effected by means of a two-for-one stock dividend		15,318	(15,318)	-0-	-0-	-0-
Cash dividends on common stock ($.21 per share)		-0-	-0-	(64,157)	-0-	(64,157)

Balance at December 31, 2004	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31
	2004	2003	2002
Cash Flows from Operating Activities:
Net earnings	$1,279,721	$1,106,099	$958,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,401	11,864	21,170
Amortization of net loan costs	189,367	100,579	59,171
Depreciation and amortization	48,587	42,379	37,869
Loans originated for sale	(428,526)	(2,003,352)	(1,799,589)
Sales of loans	552,964	3,217,876	2,429,131
Decrease (increase) in interest earned but uncollected	(60,812)	(2,114)	73,115
Federal Home Loan Bank stock dividends	(44,458)	(40,854)	(51,462)
Decrease (increase) in other assets	60,415	146,553	(281,973)
Increase (decrease) in other liabilities	117,431	(10,128)	(17,125)
Increase (decrease) in taxes on income	(32,973)	73,973	47,342
Other, net	(6,375)	49,613	140,051

Net cash provided by operating activities	1,678,742	2,692,488	1,615,979

Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for investment portfolio	(48,560,551)	(33,981,369)	(24,883,301)
Real estate loans purchased	(46,769)	(2,115)	-0-
Other, net	(212,104)	(414,193)	(1,078,210)

	(48,819,424)	(34,397,677)	(25,961,511)
Real estate loan principal payments:
Monthly payments	1,492,826	1,382,599	1,133,269
Payoffs, net of foreclosures	21,765,272	16,652,204	11,208,645

	23,258,098	18,034,803	12,341,914
Sales of mortgage-backed securities available for sale	-0-	-0-	176,063
Purchases of mortgage-backed securities held to maturity	(19,028)	(366,509)	-0-
Repayments of mortgage-backed securities	897,283	2,007,746	3,208,823
Proceeds from sales of foreclosed real estate	49,284	54,231	49,433
Decrease (increase) in securities available for sale	592,641	(957,753)	(331,159)
Purchases of Federal Home Loan Bank stock	(369,979)	(37,185)	-0-
Redemptions of Federal Home Loan Bank stock	-0-	-0-	83,773
Additions to premises and equipment	(81,396)	(53,892)	(62,804)

Net cash used in investing activities	(24,492,521)	(15,716,236)	(10,495,468)

See notes to consolidated financial statements.

	Year Ended December 31
	2004	2003	2002
Cash Flows from Financing Activities:
Net increase in deposits	$6,238,346	$5,688,168	$6,566,212
Additions to Federal Home Loan Bank advances	16,700,000	10,240,000	6,063,051
Repayments of Federal Home Loan Bank advances	(4,918,340)	(6,874,865)	(5,465,461)
Proceeds from agreements to repurchase securities	6,051,855	4,504,306	1,412,593
Repayments of agreements to repurchase securities	(5,173,240)	(2,005,220)	(1,113,817)
Increase (decrease) in bank notes	(305,959)	1,805,929	1,209,925
Net proceeds from senior debt	4,287,595	-0-	790,708
Repayments of subordinated notes	-0-	(200,000)	(400,000)
Dividends on common stock	(64,157)	(54,159)	(46,746)
Exercise of stock options	29,277	12,728	15,915
Purchase and retirement of Company stock	-0-	(151,230)	(173,036)

Net cash provided by financing activities	22,845,377	12,965,657	8,859,344

Net Increase (Decrease) in Cash	31,598	(58,091)	(20,145)
Cash at beginning of period	260,823	318,914	339,059

Cash at end of period	$292,421	$260,823	$318,914

Supplemental cash flow information:
Cash paid for:
Interest	$1,484,231	$1,328,673	$1,580,156
Income taxes	793,373	599,367	544,598
Cash received for interest and dividends	4,114,544	3,527,713	3,569,504
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed rate	149,776	1,227,486	596,213
Loans transferred to foreclosed real estate	47,167	57,008	47,305
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	24,535,995	13,663,049	18,892,282
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	1,024,116	-0-	4,147,670
Transfer of loans held for investment to (from) loans held for sale	(69,578)	(144,323)	24,938

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE A - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its subsidiaries (the Company or Golden West). All of Golden West’s subsidiaries are wholly owned. Intercompany accounts and transactions have been eliminated. World Savings Bank, FSB (WSB), is a federally chartered savings bank and the Company’s principal operating subsidiary with $106.8 billion in assets at December 31, 2004. The information in these notes relating to WSB includes the accounts of its subsidiaries, the largest of which is World Savings Bank, FSB (Texas) (WTX), a federally chartered savings bank with $13.1 billion of assets at December 31, 2004. Both WSB and WTX are regulated by the Office of Thrift Supervision (OTS).

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Nature of Operations

Golden West, through its financial institution subsidiaries, operates 276 savings branches in 10 states and has lending operations in 38 states. The Company is a residential mortgage portfolio lender and its primary source of revenue is interest from loans and mortgage-backed securities.

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

Securities Available for Sale

The Company classifies its investment securities as available for sale. The Company has no trading securities. Securities available for sale are reported at fair value. Fair value is based on quoted market prices. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in accumulated other comprehensive income and as a separate component of stockholders’ equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. If a decline in the fair value is considered to be other-than-temporary, the asset value is reduced and the loss is recorded in noninterest income.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

Mortgage-Backed Securities

The Company has no mortgage-backed securities (MBS) classified as trading. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes as a separate component of stockholders’ equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. If a decline in the fair value is considered to be other-than-temporary, the asset value is reduced and the loss is recorded in noninterest income.

Securitized Loans

The Company securitizes certain loans from its held for investment loan portfolio into MBS which are available to be used as collateral for borrowings. In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), loan securitizations are not recorded as sales because 100% of the beneficial ownership interests are retained by the Company, including both the primary and subordinate retained interests.

Loans securitized after March 31, 2001, are included in Loans Receivable. Securities resulting from loan securitizations formed prior to April 1, 2001, are included in MBS with recourse, recorded at cost, and are evaluated for impairment based upon the characteristics of the underlying loans.

Loans Receivable

The Company’s real estate loan portfolio consists primarily of long-term loans collateralized by first deeds of trust on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans collateralized by savings accounts.

The adjustable rate mortgage (ARM) is the Company’s primary real estate loan. Most of the Company’s ARMs carry an interest rate that changes monthly, based on movements in certain cost of funds or other indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases. Negative amortization may occur if the payment amount is less than the interest accruing on the loan. A small portion of the Company’s ARMs is originated with a fixed rate for an initial period, primarily 12-36 months.

The Company originates certain loans that are held for sale, primarily fixed-rate loans. These loans are recorded at the lower of cost or fair value. The fair value of loans held for sale is based on observable market prices.

Certain direct loan origination costs, net of loan origination fees, are deferred and amortized as an interest income yield adjustment over the contractual life of the related loans using the interest method. Loan origination fees, net of certain direct loan origination costs, on loans originated for sale are deferred until the loans are sold and recognized at the time of sale.

“Fees,” which include fees for prepayment of loans, income for servicing loans, late charges for delinquent payments, fees from deposit accounts, and miscellaneous fees, are recorded when collected.

Nonperforming assets consist of loans 90 days or more delinquent, with balances not reduced for loan loss reserves, and foreclosed real estate. When a loan becomes nonperforming, it is placed on nonaccrual status and all interest earned but uncollected is reversed at the time. Interest income on nonaccrual loans is only recognized when cash is received, and these cash receipts are applied in accordance with the loan’s amortization schedule.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

Troubled debt restructured consists of loans that have been modified by the Company to grant a concession to the borrower because of a perceived temporary weakness in the collateral and/or the borrower’s ability to make scheduled payments.

Foreclosed Real Estate

Foreclosed real estate is comprised of improved property acquired through foreclosure. All foreclosed real estate is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business less estimated costs to repair and dispose of the property. Costs relating to holding property, net of rental income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized in connection with the disposition of foreclosed real estate are charged to current earnings.

Allowance for Loan Losses

The Company provides specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. The Company also utilizes a methodology for monitoring and estimating probable loan losses that is based on both the Company’s historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by the age of the loan. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the methodology and historical analyses are reviewed quarterly.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When the servicing rights are retained by the Company upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair value of the servicing rights and the loan on the sale date. The balance of Capitalized Mortgage Servicing Rights (CMSRs) is included in “Other assets” in the Consolidated Statement of Financial Condition. The amortization of the CMSRs is included in “Fees” in the Consolidated Statement of Net Earnings.

The fair value of CMSRs is estimated using a present value cash flow model to estimate the fair value that the CMSRs could be sold for in the open market as of the valuation date. The Company’s model estimates a fair value based on a variety of factors including documented observable data such as adequate compensation for servicing, loan repayment rates, and market discount rates. For the purposes of the fair value calculation, the loans are stratified by year of origination or modification, term to maturity, and loan type. The other key assumptions used in calculating the fair value of CMSRs at December 31, 2004 were a weighted average repayment rate of 22.8%, a discount rate of 10%, and the market rate of the annual cost of servicing of 7.7 basis points. CMSRs are evaluated for possible impairment based on the current carrying value amount and the estimated fair value. If temporary impairment exists, a valuation allowance is established for the estimated temporary impairment through a charge to noninterest income. If an other-than-temporary impairment exists, the Company recognizes a direct write-down.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

Premises and Equipment

Buildings, leasehold improvements, and equipment are carried at amortized cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

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

Interest Rate Swaps

The Company enters into interest rate swaps as a part of its interest rate risk management strategy. Such instruments are entered into primarily to alter the repricing characteristics of designated assets and liabilities. The Company does not hold any derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS 133, interest rate swaps are recognized on the Consolidated Statement of Financial Condition at fair value.

Fair value hedges

In a fair value hedge, changes in the fair value of the hedging derivative are recognized in earnings and offset by also recognizing in earnings changes in the fair value of the hedged item. To the extent that the hedge is ineffective, the changes in fair value will not be equal and the difference is reflected in the Consolidated Statement of Net Earnings as “Change in Fair Value of Derivatives.”

The Company formally documents the relationship between the hedging derivative used in fair value hedges and the hedged items, as well as the risk management objective and strategy, before undertaking the hedge. This process includes linking all derivative instruments that are designated as fair value hedges to the specific asset or liability.

Interest rate swap not designated as a hedging instrument

For certain interest rate swaps, the Company decided not to utilize hedge accounting. The changes in fair value of these instruments are reflected in the Consolidated Statement of Net Earnings as “Change in Fair Value of Derivatives.”

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

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

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

The OTS and other bank regulatory agencies have adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings association is “well-capitalized” if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2004, the most recent notification from the OTS categorized WSB and WTX as “well-capitalized” under the current requirements. There are no conditions or events that have occurred since that notification that the Company believes would have an impact on the categorization of WSB or WTX.

At December 31, 2004 and 2003, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA’s capital standards:

	December 31, 2004
	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB
Tangible	$7,139,505	6.71%	$1,596,105	1.50%	—	—
Tier 1 (core or leverage)	7,139,505	6.71	4,256,281	4.00	$5,320,351	5.00%
Tier 1 risk-based	7,139,505	12.41	—	—	3,450,761	6.00
Total risk-based	7,428,260	12.92	4,601,015	8.00	5,751,269	10.00

WTX
Tangible	$686,052	5.22%	$197,148	1.50%	—	—
Tier 1 (core or leverage)	686,052	5.22	525,727	4.00	$657,159	5.00%
Tier 1 risk-based	686,052	23.62	—	—	174,241	6.00
Total risk-based	687,409	23.67	232,322	8.00	290,402	10.00

	December 31, 2003
	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB
Tangible	$6,085,283	7.45%	$1,225,819	1.50%	—	—
Tier 1 (core or leverage)	6,085,283	7.45	3,268,850	4.00	$4,086,062	5.00%
Tier 1 risk-based	6,085,283	13.52	—	—	2,701,449	6.00
Total risk-based	6,374,182	14.16	3,601,932	8.00	4,502,415	10.00

WTX
Tangible	$504,735	5.16%	$146,846	1.50%	—	—
Tier 1 (core or leverage)	504,735	5.16	391,591	4.00	$489,488	5.00%
Tier 1 risk-based	504,735	22.85	—	—	132,557	6.00
Total risk-based	505,530	22.88	176,743	8.00	220,929	10.00

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

Retained Earnings

The payments of capital distributions by WSB and WTX to their parent are governed by OTS regulations. WSB and WTX must file a notice with the OTS prior to making capital distributions and, in some cases, may need to file applications. The OTS may disapprove a notice or deny an application, in whole or in part, if the OTS finds that: (a) the insured subsidiary would be undercapitalized or worse following the capital distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement with the OTS, or a condition imposed upon the insured subsidiary in an OTS approved application or notice. In general, WSB and WTX may, with prior notice to the OTS, make capital distributions during a calendar year in an amount equal to that year’s net income plus retained net income for the preceding two years, as long as immediately after such distributions they remain at least adequately capitalized. Capital distributions in excess of such amount, or which would cause WSB or WTX to no longer be adequately capitalized, require specific OTS approval.

At December 31, 2004, $5.0 billion of WSB’s retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stock Split

On October 20, 2004, the Company’s Board of Directors approved a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend. The stock split became effective on December 10, 2004. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts have been restated to reflect the stock split.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note Q. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$1,279,721	$1,106,099	$958,279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,228)	(8,162)	(3,464)

Pro forma net income	$1,272,493	$1,097,937	$954,815

Basic earning per share
As reported	$4.19	$3.63	$3.10
Pro forma	4.17	3.60	3.09
Diluted earning per share
As reported	$4.13	$3.57	$3.06
Pro forma	4.10	3.55	3.05

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The adoption of this SAB did not have a significant impact on the Company’s Consolidated Statement of Financial Condition or Consolidated Statement of Net Earnings.

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) supplemented EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on available for sale debt and equity securities. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which deferred the effective date of the recognition and measurement provisions of the consensus until further guidance is issued. A separate proposed FSP was issued in September 2004 to address EITF 03-1 implementation issues. In November 2004, FASB announced that the recognition provisions of EITF Issue 03-1 would not be effective in 2004.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25. For public entities that do not file as small business issuers, this statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE B – Securities Available for Sale

The following is a summary of securities available for sale:

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal funds	$861,353	$-0-	$-0-	$861,353
Eurodollar time deposits	75,000	-0-	-0-	75,000
Equity securities	5,530	408,664	-0-	414,194
Other	22,514	1,340	16	23,838

	$964,397	$410,004	$16	$1,374,385

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal funds	$941,267	$-0-	$-0-	$941,267
Short-term repurchase agreements collateralized by MBS	300,000	-0-	-0-	300,000
Eurodollar time deposits	298,238	-0-	-0-	298,238
Equity securities	5,530	322,228	-0-	327,758
Other	11,792	453	65	12,180

	$1,556,827	$322,681	$65	$1,879,443

The weighted average portfolio yields on securities available for sale excluding equity securities were 2.08% and .93% at December 31, 2004 and 2003, respectively.

Principal proceeds from the sales of securities from the securities available for sale portfolio were $-0- (2004), $1,479 (2003), and $1,396 (2002) and resulted in realized gains of $-0- (2004), $21 (2003), and $32 (2002) and no realized losses in 2004, 2003, or 2002.

At December 31, 2004, the securities available for sale had maturities as follows:

Maturity	Amortized Cost	Fair Value
No maturity	$26,114	$436,115
2005	938,115	938,113
2006 through 2009	126	118
2010 through 2014	-0-	-0-
2015 and thereafter	42	39

	$964,397	$1,374,385

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE C – Purchased Mortgage-Backed Securities Available for Sale

Purchased mortgage-backed securities available for sale are summarized as follows:

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fannie Mae	$6,613	$-0-	$186	$6,427
Ginnie Mae	4,053	-0-	-0-	4,053
Freddie Mac	3,958	-0-	-0-	3,958

	$14,624	$-0-	$186	$14,438

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fannie Mae	$10,841	$94	$3	$10,932
Ginnie Mae	5,700	-0-	-0-	5,700
Freddie Mac	5,439	-0-	-0-	5,439

	$21,980	$94	$3	$22,071

The weighted average portfolio yields on mortgage-backed securities available for sale were 8.69% and 8.54% at December 31, 2004 and 2003, respectively.

There were no sales of securities from the mortgage-backed securities available for sale portfolio in 2004 or 2003. In 2002, the Company sold $176 million of purchased mortgage-backed securities available for sale and realized a gain of $3 million.

At December 31, 2004, purchased mortgage-backed securities available for sale had contractual maturities as follows:

Maturity	Amortized Cost	Fair Value
2005 through 2009	$406	$401
2010 through 2014	1,169	1,154
2015 and thereafter	13,049	12,883

	$14,624	$14,438

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE D – Mortgage-Backed Securities Held to Maturity

Mortgage-backed securities held to maturity are summarized as follows:

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Purchased MBS held to maturity
Fannie Mae	$348,663	$5,345	$202	$353,806
Freddie Mac	22,302	195	-0-	22,497
Ginnie Mae	4,667	-0-	-0-	4,667

Subtotal	375,632	5,540	202	380,970

MBS with recourse held to maturity
REMICs	1,719,982	37,942	-0-	1,757,924

Total	$2,095,614	$43,482	$202	$2,138,894

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Purchased MBS held to maturity
Fannie Mae	$399,883	$8,191	$119	$407,955
Freddie Mac	26,546	359	-0-	26,905
Ginnie Mae	6,890	-0-	-0-	6,890

Subtotal	433,319	8,550	119	441,750

MBS with recourse held to maturity
REMICs	3,650,048	23,659	17	3,673,690

Total	$4,083,367	$32,209	$136	$4,115,440

The weighted average portfolio yields on mortgage-backed securities held to maturity were 4.89% and 5.00% at December 31, 2004 and 2003, respectively.

There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2004, 2003, or 2002.

At December 31, 2004, MBS with an amortized cost of $1.3 billion were pledged to secure Federal Home Loan Bank advances.

At December 31, 2004, mortgage-backed securities held to maturity had contractual maturities as follows:

Maturity	Amortized Cost	Fair Value
2005 through 2009	$32	$32
2010 through 2014	282	286
2015 and thereafter	2,095,300	2,138,576

	$2,095,614	$2,138,894

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE E – Loans Receivable

	December 31
	2004	2003
Loans collateralized by:
One- to four-family dwelling units	$94,449,233	$69,586,604
Over four-family dwelling units	4,748,335	3,554,715
Commercial property	15,220	18,598

	99,212,788	73,159,917
Loans on savings accounts	10,734	11,780

	99,223,522	73,171,697

Loans in process	722,115	785,459
Net deferred costs	915,008	547,318
Allowance for loan losses	(290,110)	(289,937)
Undisbursed loan funds	(11,356)	(8,959)

	$100,559,179	$74,205,578

As of December 31, 2004 and 2003, the Company had $2.6 billion and $1.9 billion, respectively, of second mortgages and Equity Lines of Credit (ELOC) balances outstanding.

At December 31, 2004 and 2003, the Company had $52 million and $125 million, respectively, in loans held for sale, all of which were carried at the lower of cost or fair value. At December 31, 2004, the Company had $34.0 billion of loans that were securitized after March 31, 2001 that are securities classified as loans receivable in accordance with SFAS 140. The outstanding balances of securitizations created prior to April 1, 2001 are included in MBS.

Loans totaling $52.5 billion and $30.6 billion at December 31, 2004 and 2003 were pledged to secure advances from the FHLBs and securities sold under agreements to repurchase.

As of December 31, 2004, 62% of the Company’s loans were on residential properties in California. The other 38% represented loans in 37 other states, none of which made up more than 6% of the total loan portfolio. The vast majority of these loans were secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company’s loan portfolio.

A summary of the changes in the allowance for loan losses is as follows:

	Year Ended December 31
	2004	2003	2002
Balance at January 1	$289,937	$281,097	$261,013
Provision for loan losses	3,401	11,864	21,170
Loans charged off	(4,613)	(3,633)	(1,943)
Recoveries	1,385	609	857

Balance at December 31	$290,110	$289,937	$281,097

The following is a summary of impaired loans:

	December 31
	2004	2003
Nonperforming loans	$332,329	$410,064
Troubled debt restructured	3,810	3,105
Other impaired loans	6,648	6,752

	$342,787	$419,921

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

The portion of the allowance for loan losses that was specifically provided for impaired loans was $1,355 and $1,038 at December 31, 2004 and 2003, respectively. The average recorded investment in total impaired loans was $386,643 and $428,716 during 2004 and 2003, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2004, 2003, and 2002 on the total of impaired loans at each yearend was $9,669 (2004), $12,975 (2003), and $14,874 (2002).

NOTE F – Loan Servicing

In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2004 and 2003, the outstanding balance of loans sold with servicing retained by the Company was $4.5 billion and $5.8 billion, respectively. Included in those amounts were $2.3 billion and $3.1 billion at December 31, 2004 and 2003, respectively, of loans sold with recourse.

Capitalized mortgage servicing rights are included in “Other assets” on the Consolidated Statement of Financial Condition. The following is a summary of CMSRs:

	Year Ended December 31
	2004	2003
CMSRs
Balance at January 1	$88,967	$69,448
New CMSRs from loan sales	9,970	58,249
Amortization of CMSRs	(38,393)	(38,730)

Balance at December 31	60,544	88,967

Valuation Allowance
Balance at January 1	-0-	-0-
Provision for CMSRs in excess of fair value	(7,310)	-0-

Balance at December 31	(7,310)	-0-

CMSRs, net	$53,234	$88,967

The estimated amortization of the December 31, 2004 balance of CMSRs for the five years ending 2009 is $28.9 million (2005), $19.1 million (2006), $9.5 million (2007), $2.9 million (2008), and $156 thousand (2009). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

The net estimated fair value of CMSRs as of December 31, 2004 and 2003 was $62,273 and $95,139, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair values by $7.3 million at December 31, 2004. Therefore, at December 31, 2004 there was an impairment valuation allowance of $7.3 million. The book value of the Company’s CMSRs did not exceed the fair value at December 31, 2003 and, therefore, no valuation allowance for impairment was required.

NOTE G - Interest Earned But Uncollected

	December 31
	2004	2003
Loans receivable	$230,018	$164,028
Mortgage-backed securities	6,478	12,779
Interest rate swaps	1,142	-0-
Other	10,435	6,954

	$248,073	$183,761

NOTE H - Premises and Equipment

	December 31
	2004	2003
Land	$83,677	$82,169
Building and leasehold improvements	280,037	269,071
Furniture, fixtures, and equipment	354,691	297,799

	718,405	649,039
Accumulated depreciation and amortization	326,882	288,712

	$391,523	$360,327

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2004, and which expire between 2005 and 2064, amounted to approximately $214,408. The approximate minimum payments during the five years ending 2009 are $32,506 (2005), $30,096 (2006), $27,384 (2007), $20,060 (2008), $15,021 (2009) and $89,341 thereafter. Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $34,485 (2004), $30,960 (2003), and $28,480 (2002).

NOTE I - Deposits

	December 31
	2004		2003
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.35%	$5,425,183	1.38%	$5,555,185
Savings accounts	1.94	33,990,906	1.72	30,193,017
Term certificate accounts with original maturities of:
4 weeks to 1 year	1.94	4,315,419	1.32	3,766,962
1 to 2 years	2.43	4,217,192	1.32	2,331,194
2 to 3 years	2.33	1,344,881	2.73	1,491,893
3 to 4 years	3.37	1,230,919	3.78	1,317,212
4 years and over	4.62	2,405,210	4.80	2,015,469
Retail jumbo CDs	1.63	35,565	2.33	55,953
All other	2.78	36	3.75	80

		$52,965,311		$46,726,965

	December 31
	2004		2003
	Rate	Amount	Rate	Amount
Deposits by remaining maturity at yearend:
No contractual maturity	1.86%	$39,416,089	1.67%	$35,748,202
Maturity within one year	2.41	9,956,686	1.75	7,356,579
After one but within two years	2.94	1,400,252	3.51	1,674,614
After two but within three years	4.33	1,461,677	3.54	523,446
After three but within four years	3.24	287,350	4.71	1,129,647
After four but within five years	3.80	442,598	3.24	289,505
Over five years	3.19	659	4.22	4,972

		$52,965,311		$46,726,965

At December 31, the weighted average cost of deposits was 2.08% (2004) and 1.85% (2003).

As of December 31, 2004, the aggregate amount outstanding of time certificates of deposit in amounts of $100 thousand or more was $3.9 billion and the aggregate amount outstanding of transaction accounts in amounts of $100 thousand or more was $20.4 billion.

Interest expense on deposits is summarized as follows:

	Year Ended December 31
	2004	2003	2002
Interest-bearing checking accounts	$78,417	$78,900	$86,983
Savings accounts	575,039	533,402	416,931
Term certificate accounts	291,037	325,821	576,023

	$944,493	$938,123	$1,079,937

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE J - Advances from Federal Home Loan Banks

Advances are borrowings secured by pledges of certain loans, MBS, and capital stock of the Federal Home Loan Banks. The Company is required to own FHLB stock based primarily on the level of outstanding FHLB advances. The Company records FHLB stock at cost, which approximates fair value, and owned $1.6 billion of FHLB stock at December 31, 2004.

The Company’s advances have maturities and interest rates as follows:

December 31, 2004
Maturity	Amount	Stated Rate
2005	$9,045,933	2.17%
2006	6,825,003	2.22
2007	9,814,655	2.31
2008	3,589,620	2.31
2009	4,069,464	2.34
2010 and thereafter	437,220	5.60

	$33,781,895

December 31, 2003
Maturity	Amount	Stated Rate
2004	$4,848,040	1.17%
2005	7,552,750	1.17
2006	5,589,602	1.22
2007	535,793	1.49
2008	3,081,102	1.24
2009 and thereafter	392,947	5.81

	$22,000,234

Financial data pertaining to advances from FHLBs was as follows:

	Year Ended December 31
	2004	2003
Weighted average interest rate, end of year	2.30%	1.28%
Weighted average interest rate during the year	1.58%	1.37%
Average balance of FHLB advances	$28,372,344	$19,621,477
Maximum outstanding at any monthend	33,781,895	22,000,234

Of the advances outstanding at December 31, 2004, $32.7 billion were tied to a London Interbank Offered Rate (LIBOR) index and were scheduled to reprice within 90 days. At December 31, 2004, the Company had $1.0 billion and $505 million of commitments outstanding to borrow advances from the FHLB of Dallas and the FHLB of San Francisco, respectively. These advances will be indexed to one-month LIBOR.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE K - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized by mortgage-backed securities.

December 31, 2004
Maturity	Amount	Stated Rate
2005	$2,500,000	2.21%
2006	500,000	1.99
2007	400,000	2.49
2009	500,000	2.40

	$3,900,000

December 31, 2003
Maturity	Amount	Stated Rate
2004	$1,871,385	1.12%
2005	650,000	1.17
2006	500,000	1.14

	$3,021,385

Financial data pertaining to securities sold under agreements to repurchase was as follows:

	Year Ended December 31
	2004	2003
Weighted average interest rate, end of year	2.23%	1.13%
Weighted average interest rate during the year	1.51%	1.13%
Average balance of agreements to repurchase	$3,279,154	$803,478
Maximum outstanding at any monthend	4,150,000	3,021,385

At the end of 2004 and 2003, all of the agreements to repurchase with brokers/dealers were to reacquire the same securities.

NOTE L – Bank Notes

WSB has a bank note program under which up to $5.0 billion of borrowings can be outstanding at any point in time. These unsecured bank notes have maturities of 270 days or less.

December 31, 2004
Maturity	Amount	Stated Rate
2005	$2,709,895	2.29%

December 31, 2003
Maturity	Amount	Stated Rate
2004	$3,015,854	1.12%

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE M – Senior Debt

	December 31
	2004	2003
Golden West Financial Corporation senior debt, unsecured, due from 2006 to 2012, at coupon rates of 4.125% to 5.50%, net of unamortized discount of $7,171 (2004) and $8,743 (2003)	$992,829	$991,257

WSB senior debt, unsecured, due from 2006 to 2009, at coupon rates of 2.41% to 4.50%, net of unamortized discount of $11,299 (2004) (a)	4,299,011	-0-

	$5,291,840	$991,257

(a)	The Company entered into two interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

Financial data pertaining to senior debt was as follows:

	Year Ended December 31
	2004	2003
Weighted average interest rate, end of year (a)	3.03%	4.91%
Weighted average interest rate during the year (a)	2.93%	4.92%
Average balance of senior debt	$2,779,242	$990,409
Maximum outstanding at any monthend	5,291,840	991,257

(a)	The effect of the swaps is reflected in the weighted average interest rate.

At December 31, 2004, senior debt had maturities as follows:

Maturity	Amount
2006	$1,548,417
2007	1,397,203
2009	1,851,446
2012	494,774

$5,291,840

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE N - Taxes on Income

The following is a comparative analysis of the provision for federal and state taxes on income.

	Year Ended December 31
	2004	2003	2002
Federal income tax:
Current	$693,808	$556,885	$479,732
Deferred	(6,820)	44,349	43,611
State tax:
Current	98,862	87,403	69,933
Deferred	3,430	(5,401)	3,075

	$789,280	$683,236	$596,351

The components of the net deferred tax liability are as follows:

	December 31
	2004	2003
Deferred tax liabilities:
Loan fees and interest income	$252,532	$292,633
FHLB stock dividends	189,290	173,901
Unrealized gains on debt and equity securities	158,347	125,009
Depreciation and other	32,381	24,748

Gross deferred tax liabilities	632,550	616,291

Deferred tax assets:
Provision for losses on loans	116,619	116,834
State taxes	41,272	33,306
Other deferred tax assets	17,715	39,155

Gross deferred tax assets	175,606	189,295

Net deferred tax liability	$456,944	$426,996

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate is as follows:

	Year Ended December 31
	2004		2003		2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed standard corporate tax expense	$724,150	35.0%	$626,267	35.0%	$544,120	35.0%
Increases (reductions) in taxes resulting from:
State tax, net of federal income tax benefit	74,962	3.6	58,344	3.3	60,666	3.9
Other	(9,832)	(.5)	(1,375)	(.1)	(8,435)	(.5)

	$789,280	38.1%	$683,236	38.2%	$596,351	38.4%

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2004 and 2003, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2004 and 2003, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

NOTE O - Stockholders’ Equity

Changes in common stock issued and outstanding were as follows:

	Year Ended December 31
	2004	2003	2002
Shares issued and outstanding, beginning of year	304,238,216	307,042,206	311,063,554
Common stock issued through options exercised	2,286,500	1,108,750	1,461,972
Common stock repurchased and retired	-0-	(3,912,740)	(5,483,320)

Shares issued and outstanding, end of year	306,524,716	304,238,216	307,042,206

The quarterly cash dividends paid on the Company’s common stock were as follows:

	Year Ended December 31
	2004	2003	2002
First Quarter	$.0500	$.0425	$.0363
Second Quarter	.0500	.0425	.0363
Third Quarter	.0500	.0425	.0363
Fourth Quarter	.0600	.0500	.0425

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

The Company’s Board of Directors, through five separate actions beginning in 1993, authorized the repurchase by the Company of up to 121.2 million shares of Golden West’s common stock. As of December 31, 2004, 102,541,256 of such shares had been repurchased and retired at a cost of $1.4 billion since October 28, 1993. During 2003, 3,912,740 of the shares were purchased and retired at a cost of $151 million. No shares were repurchased during 2004. At December 31, 2004, the remaining shares authorized to be repurchased were 18,656,358.

NOTE P - Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “ Earnings per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

	Year Ended December 31
	2004	2003	2002
Net earnings	$1,279,721	$1,106,099	$958,279

Weighted average shares	305,470,587	305,047,184	309,122,480
Dilutive effect of outstanding common stock equivalents	4,649,159	4,927,222	4,241,880

Diluted average shares outstanding	310,119,746	309,974,406	313,364,360

Basic earnings per share	$4.19	$3.63	$3.10

Diluted earnings per share	$4.13	$3.57	$3.06

As of December 31, options to purchase 21,000 (2004), 839,000 (2003), and 14,500 (2002) shares were outstanding but not included in the computation of earnings per share because the exercise price was higher than the average market price, and therefore they were antidilutive.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE Q - Stock Options

The Company’s 1996 stock option plan authorizes the granting of options to key employees to purchase up to 42 million shares of the Company’s common stock.

The plan permits the issuance of either non-qualified stock options or incentive stock options. Under terms of the plan, incentive stock options have been granted at fair market value as of the date of grant and are exercisable any time after two to five years and prior to ten years from the grant date. Non-qualified options have been granted at fair market value as of the date of grant and are exercisable after two to five years and prior to ten years and one month from the grant date. At December 31, shares available to be granted under options amounted to 3,277,300 (2004), 3,190,900 (2003), and 6,294,400 (2002). Outstanding options at December 31, 2004, were held by 643 employees and had expiration dates ranging from May 2, 2005 to November 29, 2014.

The following table sets forth the range of exercise prices on outstanding options at December 31, 2004:

				Currently Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$7.67 - $8.92	1,102,250	$8.45	0.9 years	1,102,250	$8.45
$13.80 - $19.38	5,112,760	15.25	4.6 years	5,112,760	15.25
$23.58 - $59.29	4,604,438	35.60	8.0 years	588,138	24.04

	10,819,448			6,803,148

A summary of the transactions of the stock option plan follows:

	Shares	Average Exercise Price Per Share
Outstanding, January 1, 2002	12,776,970	$14.45
Granted	26,500	31.83
Exercised	(1,461,972)	10.89
Canceled	(143,900)	16.67

Outstanding, December 31, 2002	11,197,598	$14.92
Granted	3,144,400	41.35
Exercised	(1,108,750)	11.48
Canceled	(40,900)	29.28

Outstanding, December 31, 2003	13,192,348	$21.47
Granted	27,000	56.53
Exercised	(2,286,500)	12.80
Canceled	(113,400)	37.14

Outstanding, December 31, 2004	10,819,448	$23.22

At December 31, options exercisable amounted to 6,803,148 (2004), 5,140,650 (2003), and 5,376,350 (2002). The weighted average exercise price of the options exercisable at December 31 was $14.91 (2004), $13.42 (2003) and $11.35 (2002).

The weighted average fair value per share of options granted during 2004 was $14.45 per share, $11.36 per share for those granted during 2003, and $8.64 per share for those granted during 2002. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0.6% (2004), 0.7% (2003), and 0.5% (2002); expected volatility of 23% (2004), 23% (2003), and 26% (2002); expected lives of 5.1 years (2004), 5.7 years (2003), and 5.3 years (2002); and risk-free interest rates of 3.43% (2004), 3.57% (2003), and 2.73% (2002).

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE R - Commitments and Contingencies

Commitments to originate mortgage loans are agreements to lend to a customer provided that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer’s creditworthiness. The amount of outstanding loan origination commitments at December 31, 2004 and 2003 was $1.8 billion and $1.7 billion, respectively. The vast majority of these commitments were for adjustable rate mortgages.

The Company enters into commitments to sell mortgage loans. The commitments generally have a fixed delivery settlement date. The Company had $46 million and $65 million of outstanding commitments to sell mortgage loans as of December 31, 2004 and 2003, respectively.

From time to time, the Company enters into commitments to purchase or sell mortgage-backed securities. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2004 or 2003.

The Company sells certain fixed-rate loans with full credit recourse in the ordinary course of its business. The Company is required to repurchase a loan if it becomes 90 days past due. As of December 31, 2004, the total amount of loans sold with recourse and the related recourse liability were approximately $2.3 billion and $13 million, respectively. As of December 31, 2003, the total amount of loans sold with recourse and the related recourse liability were approximately $3.1 billion and $18 million, respectively. As of December 31, 2004 and 2003, there were loans with balances of $809 thousand and $1.9 million, respectively, 90 days past due. The Company may obtain and liquidate the real estate pledged as collateral to recover amounts paid under the recourse arrangement. As of December 31, 2004 and 2003, the original appraised value of real estate collateral securing the loans sold with recourse was $3.9 billion and $5.0 billion, respectively.

In the ordinary course of its business, the Company enters into transactions and other relationships in which the Company may undertake an obligation to indemnify third parties against damages, losses, and expenses arising from these transactions and relationships. These indemnification obligations include those arising from underwriting agreements relating to the Company’s securities, agreements relating to the securitization and sale of the Company’s loans, office leases, indemnification agreements with the directors of the Company and its related entities, and various other transactions and arrangements. The Company also is subject to indemnification obligations arising under its organization documents and applicable laws with respect to the Company’s directors, officers, and employees. Because the extent of the Company’s various indemnification obligations depends entirely upon the occurrence of future events, the potential future liability under these obligations is not determinable.

The Company and its subsidiaries are parties to legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company’s consolidated financial condition or results of operations.

NOTE S - Interest Rate Swaps

The Company has entered into interest rate swap agreements with selected banks and government security dealers to reduce its exposure to fluctuations in interest rates. The possible inability of counterparties to satisfy the terms of these contracts exposes the Company to credit risk to the extent of the net difference between the calculated pay and received amounts on each transaction. To limit credit exposure, among other things, the Company enters into interest rate swap contracts only with major banks and securities dealers selected by the Company primarily upon the basis of their creditworthiness. The Company obtains cash or securities in accordance with the contracts to collateralize these instruments as interest rates move. The Company has not experienced any credit losses from interest rate swaps and does not anticipate nonperformance by any current counterparties.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

Fair value hedges

At December 31, 2004, the Company had two interest rate swaps that are used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. The Company entered into an interest rate swap with a notional amount of $400 million in June 2004 and another with a notional amount of $800 million in December 2004. These interest rate swaps were designated as fair value hedges and qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the changes in fair value of the hedged items are deemed to be equal to the changes in the fair value of the interest rate swaps. The fair value of the swaps at December 31, 2004 was $10.3 million which was offset by the decrease in the fair value of the debt. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings.

The following table illustrates the maturities and weighted average interest rates for the swap contracts and the hedged fixed-rate senior debt as of December 31, 2004. There are no maturities in the years 2005 through 2008.

	Expected Maturity Date as of December 31, 2004
	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$1,200,000	$1,200,000	$1,203,472
Weighted average interest rate	4.39%	4.39%
Swap Contracts			$10,309
Weighted average interest rate paid	2.44%	2.44%
Weighted average interest rate received	4.19%	4.19%

The net effect of this transaction was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 2.63% at December 31, 2004.

During 2004, the range of floating interest rates paid on swap contracts was 1.35% to 2.49%. The range of fixed interest rates received on swap contracts was 4.09% to 4.39%.

Interest rate swap not designated as a hedging instrument

Interest rate swap payment activity on swaps not designated as hedging instruments decreased net interest income by $1 million, $12 million, and $19 million for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, the Company did not have any interest rate swaps not designated as hedging instruments outstanding.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE T - Disclosure about Fair Value of Financial Instruments

The Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value.

The values presented are based upon information as of December 31, 2004 and 2003, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with brokers/dealers with terms greater than 90 days, senior debt, and interest rate swaps.

For loans receivable and loan commitments for investment portfolio, the fair value is estimated by present valuing projected future cash flows, using current rates at which similar loans would be made to borrowers and with assumed rates of prepayment. Adjustment for credit risk is estimated based upon the classification status of the loans.

For mortgage servicing rights, the fair value is estimated using a discounted cash flow analysis based on the Company’s estimated annual cost of servicing, prepayment rates, and discount rates.

Fair values are estimated using projected cash flows present valued at replacement rates currently offered for instruments of similar remaining maturities for term deposits and advances from Federal Home Loan Banks.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

The table below discloses the carrying value and the fair value of Golden West’s financial instruments as of December 31.

	December 31
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash	$292,421	$292,421	$260,823	$260,823
Securities available for sale	1,374,385	1,374,385	1,879,443	1,879,443
Mortgage-backed securities available for sale	14,438	14,438	22,071	22,071
Mortgage-backed securities held to maturity	2,095,614	2,138,894	4,083,367	4,115,440
Loans receivable	100,559,179	101,261,901	74,205,578	74,825,796
Interest earned but uncollected	248,073	248,073	183,761	183,761
Investment in capital stock of Federal Home Loan Banks	1,563,276	1,563,276	1,152,339	1,152,339
Capitalized mortgage servicing rights	53,234	62,273	88,967	95,139
Interest rate swaps	10,309	10,309	-0-	-0-

Financial Liabilities:
Deposits	52,965,311	53,022,209	46,726,965	46,898,313
Advances from Federal Home Loan Banks	33,781,895	33,790,789	22,000,234	22,020,154
Securities sold under agreements to repurchase	3,900,000	3,899,607	3,021,385	3,021,415
Bank notes	2,709,895	2,709,742	3,015,824	3,016,048
Senior debt	5,291,840	5,323,968	991,257	1,027,745
Interest rate swaps	-0-	-0-	991	991

Off-Balance Sheet Instruments (at estimated fair value):

	December 31
	2004			2003
	Unrealized Gains	Unrealized Losses	Net Unrealized Gain	Unrealized Gains	Unrealized Losses	Net Unrealized Gain
Loan commitments for investment portfolio	$18,784	$-0-	$18,784	$12,963	$-0-	$12,963

NOTE U – Employee Benefits

The Company sponsors a defined contribution plan intended to be a tax-qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Employees may voluntarily contribute within the guidelines of the plan. The Company will contribute an amount equal to 50% of the first 6% of salary deferred on behalf of each participant. Contributions to the plan were approximately $9.0 million, $7.5 million, and $6.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE V - Parent Company Financial Information

Statement of Net Earnings

	Year Ended December 31
	2004	2003	2002
Revenues:
Dividends from subsidiaries	$250,089	$200,112	$300,188
Investment income	9,915	8,576	7,766
Insurance commissions	2,948	2,331	2,354
Rental Income	27	-0-	-0-

	262,979	211,019	310,308

Expenses:
Interest	48,697	57,826	45,859
General and administrative	5,158	6,693	5,053

	53,855	64,519	50,912

Earnings before income tax benefit and equity in undistributed net earnings of subsidiaries	209,124	146,500	259,396
Income tax benefit	15,813	20,723	15,793
Equity in undistributed net earnings of subsidiaries	1,054,784	938,876	683,090

Net Earnings	$1,279,721	$1,106,099	$958,279

Statement of Financial Condition

	December 31
	2004	2003
Assets
Cash	$29,937	$6,178
Securities available for sale	80,301	603,080
Overnight note receivable from subsidiary	706,129	-0-
Other investments with subsidiary	217	105
Investment in subsidiaries	7,418,446	6,310,185
Other assets	47,750	35,183

	$8,282,780	$6,954,731

Liabilities and Stockholders’ Equity
Senior debt	$992,829	$991,257
Other liabilities	15,075	16,206
Stockholders’ equity	7,274,876	5,947,268

	$8,282,780	$6,954,731

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE V - Parent Company Financial Information (Continued)

Statement of Cash Flows

	Year Ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,279,721	$1,106,099	$958,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(1,054,784)	(938,876)	(683,090)
Amortization of discount on senior debt and subordinated notes	1,572	1,700	1,123
Other, net	15,078	1,590	3,377

Net cash provided by operating activities	241,587	170,513	279,689

Cash flows from investing activities:
Decrease (increase) in securities available for sale	523,293	(172,522)	(226,762)
Decrease (increase) in overnight notes receivable from subsidiary	(706,129)	399,369	(349,208)
Increase in other investments with subsidiary	(112)	(2)	(3)
Repayments of subordinated note receivable from subsidiary	-0-	-0-	100,000

Net cash provided by (used in) investing activities	(182,948)	226,845	(475,973)

Cash flows from financing activities:
Proceeds from senior debt	-0-	-0-	790,708
Repayment of subordinated notes	-0-	(200,000)	(400,000)
Dividends on common stock	(64,157)	(54,159)	(46,746)
Exercise of stock options	29,277	12,728	15,915
Purchase and retirement of Company stock	-0-	(151,230)	(173,036)

Net cash provided by (used in) financing activities	(34,880)	(392,661)	186,841

Net increase (decrease) in cash	23,759	4,697	(9,443)
Cash at beginning of period	6,178	1,481	10,924

Cash at end of period	$29,937	$6,178	$1,481

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2004, 2003, and 2002

(Dollars in thousands except per share figures)

NOTE W - Selected Quarterly Financial Data (Unaudited)

	2004
	Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$939,757	$977,732	$1,072,930	$1,188,437
Interest expense	320,503	335,046	407,801	496,901

Net interest income	619,254	642,686	665,129	691,536
Provision for loan losses	241	392	197	2,571
Noninterest income	59,807	81,147	71,605	81,364
Noninterest expense	199,514	207,533	210,460	222,619

Earnings before taxes on income	479,306	515,908	526,077	547,710
Taxes on income	179,582	199,190	201,299	209,209

Net earnings	$299,724	$316,718	$324,778	$338,501

Basic earnings per share	$0.98	$1.04	$1.06	$1.11

Diluted earnings per share	$0.97	$1.02	$1.05	$1.09

	2003
	Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$877,434	$871,323	$876,886	$902,701
Interest expense	348,693	329,702	323,556	318,009

Net interest income	528,741	541,621	553,330	584,692
Provision for loan losses	4,479	3,501	2,082	1,802
Noninterest income	67,062	82,930	90,740	72,598
Noninterest expense	169,710	177,180	181,053	192,572

Earnings before taxes on income	421,614	443,870	460,935	462,916
Taxes on income	161,549	171,397	178,029	172,261

Net earnings	$260,065	$272,473	$282,906	$290,655

Basic earnings per share	$0.85	$0.89	$0.93	$0.96

Diluted earnings per share	$0.83	$0.88	$0.91	$0.94