Form 10-Q
period 2005-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2005-05-09
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2005:

Common Stock — 307,248,976 shares.

GOLDEN WEST FINANCIAL CORPORATION

I NDEX OF TABLES

Page
Selected Financial Data
Financial Highlights (Table 1)	13
Asset, Liability, and Equity Components as Percentages of the Total Balance Sheet (Table 2)	15
Selected Financial Results (Table 28)	40
Loan Portfolio
Balance of Loans Receivable and MBS by Component (Table 3)	16
Loan Originations and Repayments (Table 4)	16
Equity Lines of Credit and Fixed-Rate Second Mortgages (Table 5)	17
Net Deferred Loan Costs (Table 6)	18
Loan Originations by State (Table 7)	18
Loan Portfolio by State (March 31, 2005) (Table 8)	19
Loan Portfolio by State (March 31, 2004) (Table 9)	20
ARM Originations by Index (Table 10)	21
ARM Portfolio by Index (Table 11)	22
Balance of First Mortgages with Original and Current LTV Ratios Greater Than 80% (Table 22)	34
Balance of Mortgages with Combined LTV Ratios Greater Than 80% (Table 23)	35
Management of Credit Risk
First Mortgage Originations with LTVs or CLTVs Greater Than 80% (Table 21)	34
Nonperforming Assets and Troubled Debt Restructured (Table 24)	36
Nonperforming Assets by State (March 31, 2005) (Table 25)	36
Nonperforming Assets by State (March 31, 2004) (Table 26)	37
Changes in Allowance for Loan Losses (Table 27)	38
Asset / Liability Management
Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread (Table 15)	28
Summary of Key Indexes (Table 16)	29
Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread (Table 17)	30
Average Primary Spread (Table 18)	30
Repricing of Earning Assets and Interest-Bearing Liabilities, Repricing Gaps, and Gap Ratios (Table 19)	31
Average Earning Assets and Interest-Bearing Liabilities (Table 29)	41
Deposits
Deposits (Table 14)	26
Borrowings
Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt (Table 20)	32
Regulatory Capital
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (March 31, 2005) (Table 30)	44
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (March 31, 2004) (Table 31)	44
Other
Composition of Securities Available for Sale (Table 12)	24
Capitalized Mortgage Servicing Rights (Table 13)	25

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

•	competitive practices in the financial services industries;

•	operational and systems risks;

•	general economic and capital market conditions, including fluctuations in interest rates;

•	economic conditions in certain geographic areas; and

•	the impact of current and future laws, governmental regulations and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West’s operations in particular.

In addition, actual results may differ materially from the results discussed in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	March 31 2005	December 31 2004	March 31 2004
Assets
Cash	$311,607	$292,421	$248,710
Securities available for sale, at fair value	2,053,996	1,374,385	1,123,463
Purchased mortgage-backed securities available for sale, at fair value	13,548	14,438	19,895
Purchased mortgage-backed securities held to maturity, at cost	357,843	375,632	437,580
Mortgage-backed securities with recourse held to maturity, at cost	1,440,341	1,719,982	2,342,210

Loans receivable:
Loans held for sale	40,988	52,325	157,666
Loans held for investment less allowance for loan losses	105,641,104	100,506,854	80,121,686

Total Loans Receivable	105,682,092	100,559,179	80,279,352
Interest earned but uncollected	298,693	248,073	191,475
Investment in capital stock of Federal Home Loan Banks, at cost	1,662,312	1,563,276	1,203,589
Foreclosed real estate	10,840	11,461	13,348
Premises and equipment, net	398,181	391,523	367,579
Other assets	358,396	338,171	377,570

Total Assets	$112,587,849	$106,888,541	$86,604,771

Liabilities and Stockholders’ Equity
Deposits	$55,593,265	$52,965,311	$47,383,623
Advances from Federal Home Loan Banks	35,511,757	33,781,895	24,805,930
Securities sold under agreements to repurchase	4,050,000	3,900,000	2,672,049
Bank notes	2,485,936	2,709,895	2,504,917
Senior debt	5,955,989	5,291,840	1,989,944
Taxes on income	730,094	561,772	627,431
Other liabilities	681,310	402,952	377,018
Stockholders’ equity	7,579,498	7,274,876	6,243,859

Total Liabilities and Stockholders’ Equity	$112,587,849	$106,888,541	$86,604,771

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2005	2004
Interest Income:
Interest on loans	$1,258,615	$878,816
Interest on mortgage-backed securities	25,457	43,677
Interest and dividends on investments	27,413	17,264

	1,311,485	939,757
Interest Expense:
Interest on deposits	298,318	215,900
Interest on advances	223,268	73,038
Interest on repurchase agreements	25,264	6,922
Interest on other borrowings	60,071	24,643

	606,921	320,503

Net Interest Income	704,564	619,254
Provision for loan losses	884	241

Net Interest Income after Provision for Loan Losses	703,680	619,013
Noninterest Income:
Fees	63,922	40,674
Gain on the sale of securities, MBS, and loans	1,758	2,962
Change in fair value of derivatives	219	1,082
Other	16,714	15,089

	82,613	59,807
Noninterest Expense:
General and administrative:
Personnel	151,831	130,998
Occupancy	22,225	20,394
Technology and telecommunications	21,422	21,019
Deposit insurance	1,855	1,770
Advertising	7,540	5,256
Other	19,366	20,077

	224,239	199,514
Earnings before Taxes on Income	562,054	479,306
Taxes on income	213,804	179,582

Net Earnings	$348,250	$299,724

Basic Earnings Per Share	$1.13	$0.98

Diluted Earnings Per Share	$1.12	$0.97

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$348,250	$299,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	884	241
Amortization of net loan costs	59,815	31,963
Depreciation and amortization	12,996	10,883
Loans originated for sale	(53,319)	(140,231)
Sales of loans	91,114	131,589
Increase in interest earned but uncollected	(38,639)	(6,812)
Federal Home Loan Bank stock dividends	(15,665)	(9,645)
Decrease (increase) in other assets	(30,534)	10,707
Increase in other liabilities	254,474	91,497
Increase in taxes on income	191,128	65,759
Other, net	(35,901)	(2,694)

Net cash provided by operating activities	784,603	482,981

Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for investment	(11,121,418)	(9,253,631)
Real estate loans purchased	(168)	(1,238)
Other, net	(89,095)	(199,069)

	(11,210,681)	(9,453,938)
Real estate loan principal payments:
Monthly payments	334,451	370,378
Payoffs, net of foreclosures	5,851,043	4,038,819

	6,185,494	4,409,197
Purchases of mortgage-backed securities held to maturity	-0-	(19,028)
Repayments of mortgage-backed securities	128,610	264,172
Proceeds from sales of foreclosed real estate	11,249	12,248
Decrease (increase) in securities available for sale	(738,258)	760,311
Purchases of Federal Home Loan Bank stock	(95,352)	(42,507)
Additions to premises and equipment	(20,063)	(18,761)

Net cash used in investing activities	(5,739,001)	(4,088,306)

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash Flows from Financing Activities:
Net increase in deposits	$2,627,954	$656,658
Additions to Federal Home Loan Bank advances	4,350,000	4,532,600
Repayments of Federal Home Loan Bank advances	(2,620,139)	(1,726,905)
Proceeds from agreements to repurchase securities	2,000,000	1,501,503
Repayments of agreements to repurchase securities	(1,850,000)	(1,850,839)
Increase in federal funds purchased	-0-	-0-
Decrease in bank notes	(223,959)	(510,937)
Net proceeds from senior debt	697,134	998,250
Dividends on common stock	(18,414)	(15,226)
Exercise of stock options	11,008	8,108

Net cash provided by financing activities	4,973,584	3,593,212

Net Increase (Decrease) in Cash	19,186	(12,113)
Cash at beginning of period	292,421	260,823

Cash at end of period	$311,607	$248,710

Supplemental cash flow information:
Cash paid for:
Interest	$567,877	$302,571
Income taxes	22,676	113,858
Cash received for interest and dividends	1,260,865	932,043
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	27,635	30,131
Loans transferred to foreclosed real estate	10,405	11,548
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	1,149,968	677,213
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	163,416	1,024,116
Transfer of loans from held for sale to loans held for investment	2,016	1,383

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31, 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876
Net earnings		-0-	-0-	348,250	-0-	348,250
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(36,222)	(36,222)

Comprehensive income						312,028
Common stock issued upon exercise of stock options, including tax benefits	602,050	61	10,947	-0-	-0-	11,008
Cash dividends on common stock ($.06 per share)		-0-	-0-	(18,414)	-0-	(18,414)

Balance at March 31, 2005	307,126,766	$30,713	$274,717	$7,058,834	$215,234	$7,579,498

	Three Months Ended March 31, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	304,238,216	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	299,724	-0-	299,724
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	3,985	3,985

Comprehensive income						303,709
Common stock issued upon exercise of stock options, including tax benefits	746,062	37	8,071	-0-	-0-	8,108
Cash dividends on common stock ($.05 per share)		-0-	-0-	(15,226)	-0-	(15,226)

Balance at March 31, 2004	304,984,278	$15,249	$228,994	$5,797,932	$201,684	$6,243,859

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Accounting Policies

The Company’s significant accounting policies are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC) on March 11, 2005 (SEC File No. 1-4629).

Principles of Consolidation

The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three-month periods have been included. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net income, as reported	$348,250	$299,724
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,294)	(2,253)

Pro forma net income	$346,956	$297,471

Basic earning per share
As reported	$1.13	$0.98
Pro forma	1.13	0.98
Diluted earning per share
As reported	$1.12	$0.97
Pro forma	1.11	0.96

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which provides public companies additional guidance in applying the provisions of SFAS 123R. The SAB expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain existing SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB should be applied upon the adoption of SFAS 123R.

In April 2005, the SEC amended the date for compliance with SFAS 123R so that each entity that is not a small business issuer will be required to prepare financial statements in accordance with Statement 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE B – Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net income	$348,250	$299,724

Weighted average common shares	306,861,057	304,547,274
Dilutive effect of outstanding common stock equivalents	4,678,677	5,533,888

Diluted average common shares outstanding	311,539,734	310,081,162

Basic earning per share	$1.13	$0.98
Diluted earning per share	$1.12	$0.97

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $112.6 billion as of March 31, 2005. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB’s largest subsidiary is World Savings Bank, FSB (Texas) (WTX). As of March 31, 2005, we operated 279 savings branches in ten states and had lending operations in 38 states under the World name.

We have assumed that readers have reviewed or have access to the Company’s 2004 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, and for the year then ended. Copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission website at www.sec.gov and the Company’s website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2004, as well as material changes in results of operations during the three-month periods ended March 31, 2005 and 2004, respectively.

Quarter in Review

First quarter 2005 results included the following:

•	diluted earnings per share amounted to $1.12 for the first three months of 2005, up 15% from the $.97 reported for the first three months of 2004;

•	our loan portfolio increased to $107 billion, up 29% from $83 billion at March 31, 2004;

•	net interest income grew 14% to $705 million due to loan portfolio growth partially offset by an average primary spread that decreased from 2.90% for the three months ended March 31, 2004 to 2.46% for the three months ended March 31, 2005;

•	net chargeoffs to average loans and MBS were zero basis points for both the quarter ended March 31, 2005 and 2004;

•	our general and administrative expense to average assets ratio was .82% for the three months ended March 31, 2005 compared to .95% at March 31, 2004;

•	our loan originations amounted to a first quarter record of $11.2 billion as compared to $9.4 billion for the first quarter of 2004;

•	nonperforming assets and troubled debt restructured remained at very low levels;

•	deposits increased $2.6 billion in the first quarter of 2005 compared to an increase of $657 million in the first quarter of 2004; and

•	our stockholders’ equity amounted to $7.6 billion at March 31, 2005 compared to $6.2 billion at March 31, 2004.

The following tables summarize selected financial information about how we performed at and for the first quarter of 2005 as compared to prior periods.

Table 1

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	March 31 2005	December 31 2004	March 31 2004
Assets	$112,587,849	$106,888,541	$86,604,771

Loans receivable including mortgage-backed securities (MBS)(a)	107,493,824	102,669,231	83,079,037
Adjustable rate mortgages including MBS(b)	104,481,133	99,730,701	79,889,765
Fixed-rate mortgages held for investment including MBS(b)	1,442,476	1,550,548	1,817,821
Fixed-rate mortgages held for sale including MBS(b)	40,988	52,325	157,666
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	98%	98%

Loans serviced for others with recourse	$2,103,177	$2,270,490	$2,879,413
Loans serviced for others without recourse	2,212,748	2,266,534	2,558,752

Nonperforming assets/total assets	.31%	.32%	.48%
Troubled debt restructured/total assets	.00%	.00%	.01%
Net chargeoffs/average loans	.00%	.00%	.00%

Stockholders’ equity	$7,579,498	$7,274,876	$6,243,859
Stockholders’ equity/total assets	6.73%	6.81%	7.21%
Book value per common share	$24.68	$23.73	$20.47
Common shares outstanding	307,126,766	306,524,716	304,984,278

Yield on interest-earning assets	5.02%	4.73%	4.55%
Cost of funds	2.62%	2.22%	1.63%
Primary spread	2.40%	2.51%	2.92%

Number of Employees:
Full-time	9,491	9,399	8,765
Part-time	1,049	1,001	1,009

World Savings Bank, FSB (WSB):
Total assets	$111,787,577	$106,787,490	$86,510,697
Stockholder’s equity	7,706,837	7,391,183	6,598,543
Stockholder’s equity/total assets	6.89%	6.92%	7.63%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	6.72%	6.71%	7.41%
Total risk-based capital	12.93%	12.92%	14.12%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$12,780,523	$13,143,173	$11,668,678
Stockholder’s equity	692,751	686,052	619,622
Stockholder’s equity/total assets	5.42%	5.22%	5.31%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.42%	5.22%	5.31%
Total risk-based capital	24.16%	23.67%	23.81%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Table 1 (continued)

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2005	2004
Real estate loans originated	$11,174,737	$9,393,862
New adjustable rate mortgages as a percentage of real estate loans originated	99%	98%
Refinances as a percentage of real estate loans originated	78%	72%
Deposits increase	$2,627,954	$656,658
Net earnings	348,250	299,724
Basic earnings per share	1.13	0.98
Diluted earnings per share	1.12	0.97
Cash dividends on common stock	$.06	$.05
Average common shares outstanding	306,861,057	304,547,274
Average diluted common shares outstanding	311,539,734	310,081,162
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	18.78%	19.65%
Net earnings/average assets (ROA)	1.27%	1.42%
Net interest margin(b)	2.60%	2.99%
General and administrative expense/average assets	.82%	.95%
Efficiency ratio(c)	28.49%	29.38%

(a)	Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each month end balance during the quarter and dividing by four.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at March 31, 2005, December 31, 2004, and March 31, 2004.

TABLE 2

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	March 31 2005	December 31 2004	March 31 2004
Assets:
Cash and investments	2.1%	1.6%	1.6%
Loans receivable and MBS	95.5	96.0	95.9
Other assets	2.4	2.4	2.5

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	49.4%	49.6%	54.7%
FHLB advances	31.5	31.6	28.6
Other borrowings	11.1	11.1	8.3
Other liabilities	1.3	0.9	1.2
Stockholders’ equity	6.7	6.8	7.2

	100.0%	100.0%	100.0%

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

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities portfolio at March 31, 2005, December 31, 2004, and March 31, 2004.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	March 31 2005	December 31 2004	March 31 2004
Loans	$72,342,994	$65,266,464	$57,519,461
Securitized loans (a)	31,809,871	33,957,058	21,546,106
Other (b)	1,529,227	1,335,657	1,213,785

Total loans receivable	105,682,092	100,559,179	80,279,352

MBS with recourse (c)	1,440,341	1,719,982	2,342,210
Purchased MBS	371,391	390,070	457,475

Total MBS	1,811,732	2,110,052	2,799,685

Total loans receivable and MBS	$107,493,824	$102,669,231	$83,079,037

ARMs as a percentage of total loans receivable and MBS	99%	98%	98%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable. See “Securitization Activity” below.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the three months ended March 31, 2005 and 2004.

TABLE 4

Loan Originations and Repayments

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Loan Originations
Real estate loans originated	$11,174,737	$9,393,862
ARMs as a % of originations	99%	98%
Fixed-rate mortgages as a % of originations	1%	2%
Refinances as a % of originations	78%	72%
Purchases as a % of originations	22%	28%
First mortgages originated for portfolio as a % of originations	98%	96%
First mortgages originated for sale as a % of originations	0%	1%
Repayments
Loan and MBS repayments (a)	$6,314,104	$4,673,369
Loan repayment rate (b)	25%	24%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs.

(b)	The loan repayment rate is the quarterly repayments annualized as a percentage of the prior quarter’s ending loan and MBS balance.

The volume of our originations increased 19% in the first quarter of 2005 versus the same period in 2004 primarily due to the continued popularity of ARMs and an increase in the average loan size. Our ARM originations remained strong because the rates and payments on these loans remained lower than those on the more traditional fixed-rate mortgages. We were able to take advantage of the favorable environment for ARM lending in 2005 because of prior investments that increased the capacity of our loan operations.

Loan and MBS repayments, including amortization and loan payoffs, were higher in the first quarter of 2005 as compared to the first quarter of 2004 as a result of an increase in the portfolio balance and a slight increase in the repayment rate. Repayments were high in the first quarter of 2005 because interest rates remained low from a historical standpoint leading to continued high levels of both home purchases and refinance activity.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. However, we also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. Our general practice is to only originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in fixed-rate second mortgages and ELOCs for the three months ended March 31, 2005 and 2004.

TABLE 5

Equity Lines of Credit and Fixed-Rate Second Mortgages

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Equity Lines of Credit
New ELOCs established	$384,541	$475,079
ELOC outstanding balance	2,586,418	2,044,585
ELOC maximum total line of credit available	3,957,814	3,054,615
Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$1,344	$36,915
Sales of second mortgages	-0-	312
Fixed-rate seconds held for investment	112,021	82,538

Net Deferred Loan Costs

Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with accounting principles generally accepted in the United States of America (GAAP), we defer loan origination fees and certain loan origination costs. Over the past five years, the combined amounts have resulted in net deferred costs. These net deferred loan costs are amortized as a yield reduction over the contractual life of the related loans, thereby lowering net interest income and the reported yield on our loan portfolio. If a loan pays off before the end of its contractual life, any remaining net deferred cost is charged to loan interest income at that time.

The following table provides information on net deferred loan costs for the three months ended March 31, 2005 and 2004.

TABLE 6

Net Deferred Loan Costs

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Beginning balance of net deferred loan costs	$915,008	$547,318
Net loan costs deferred	125,520	100,135
Amortization of net deferred loan costs	(59,216)	(31,503)
Net deferred loan costs (fees) transferred from MBS	915	(4,968)

Ending balance of net deferred loan costs	$982,227	$610,982

The growth in net deferred loan costs from March 31, 2004 to March 31, 2005 resulted primarily from the growth in the loan portfolio.

Lending Operations

At March 31, 2005, we had lending operations in 38 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three months ended March 31, 2005 and 2004 for Northern and Southern California and for our next five largest origination states by dollar amount in the first quarter of 2005.

TABLE 7

Loan Originations by State

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Northern California	$4,174,210	$3,359,826
Southern California	3,455,060	2,984,834
Florida	735,222	513,560
New Jersey	401,081	360,718
Virginia	252,638	183,788
Arizona	224,445	121,131
Illinois	211,696	226,945
Other states	1,720,385	1,643,060

Total	$11,174,737	$9,393,862

The following tables show loans receivable and MBS with recourse by state at March 31, 2005 and 2004 for Northern and Southern California and all other states with more than 2% of the total loan balance at March 31, 2005.

TABLE 8

Loan Portfolio by State

March 31, 2005

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$35,136,901	$1,780,565	$8,926	$36,926,392		34.97%
Southern California	27,705,611	1,495,519	960	29,202,090		27.66
Florida	6,359,991	72,792	216	6,432,999		6.09
New Jersey	4,641,215	-0-	273	4,641,488		4.40
Texas	3,243,448	147,541	120	3,391,109		3.21
Illinois	2,625,970	139,356	-0-	2,765,326		2.62
Washington	1,644,617	738,969	-0-	2,383,586		2.26
Virginia	2,218,006	3,029	-0-	2,221,035		2.10
Other states(a)	17,208,141	406,626	4,157	17,618,924		16.69

Totals	$100,783,900	$4,784,397	$14,652	105,582,949		100.00%

Loans on deposits				10,257
Other (b)				1,529,227

Total loans receivable and MBS with recourse				107,122,433
MBS with recourse				(1,440,341	)(c)

Total loans receivable				$105,682,092

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

TABLE 9

Loan Portfolio by State

March 31, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$27,365,979	$1,772,119	$10,498	$29,148,596		35.81%
Southern California	21,005,568	1,491,572	1,932	22,499,072		27.64
Florida	4,639,816	56,135	15	4,695,966		5.77
New Jersey	3,281,549	-0-	377	3,281,926		4.03
Texas	2,914,688	139,422	239	3,054,349		3.75
Illinois	1,915,129	143,080	-0-	2,058,209		2.53
Washington	1,434,212	700,839	-0-	2,135,051		2.62
Virginia	1,502,135	4,364	-0-	1,506,499		1.85
Colorado	1,585,378	177,117	3,902	1,766,397		2.17
Other states(a)	11,071,538	177,166	1,246	11,249,950		13.83

Totals	$76,715,992	$4,661,814	$18,209	81,396,015		100.00%

Loans on deposits				11,762
Other (b)				1,213,785

Total loans receivable and MBS with recourse				82,621,562
MBS with recourse				(2,342,210	)(c)

Total loans receivable				$80,279,352

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for our borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, the accounting rules require that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the three months ended March 31, 2005 and 2004 amounted to $1.1 billion and $677 million, respectively. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity risk management.

Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity. MBS that are classified as held to maturity are those that we have the ability and intent to hold until maturity.

Structural Features of our ARMs

Most of the ARMs that we originated in 2004 and 2005, and that we have been originating since 1981, have the following structural features that are described in more detail below:

•	an interest rate that changes monthly and is based on an index plus a fixed margin set at origination;

•	a minimum monthly payment amount that changes annually;

•	features that allow for deferred interest to accrue on the loans; and

•	lifetime interest rate caps, and in some cases interest rate floors, that limit the range of interest rates on the loans.

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

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage. During the first three months of 2005, $28 million of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $30 million during the same period in 2004. We sell most of the converted fixed-rate loans.

Interest Rates and Indexes. Almost all the ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan rate changes monthly. For most of our lending, the indexes used are the Certificate of Deposit Index (CODI), the Golden West Cost of Savings Index (COSI), and the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Management of Interest Rate Risk - Asset/Liability Management.” The ELOCs we originate are indexed either to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition) or to CODI.

As further described in “Management of Interest Rate Risk - Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the three months ended March 31, 2005 and 2004.

TABLE 10

Adjustable Rate Mortgage Originations by Index (a)

(Dollars in thousands)

	Three Months Ended March 31
ARM Index	2005	% of Total	2004	% of Total
CODI	$6,472,036	58%	$5,739,836	62%
COSI	4,337,776	39%	3,090,223	34%
COFI	127,509	1%	140,439	1%
Prime	175,491	2%	240,982	3%

Total	$11,112,812	100%	$9,211,480	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at March 31, 2005, December 31, 2004, and March 31, 2004.

TABLE 11

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	March 31 2005	% of Total	December 31 2004	% of Total	March 31 2004	% of Total
CODI(a)	$55,599,449	53%	$52,412,249	52%	$34,412,793	43%
COSI	33,240,552	32%	30,900,888	31%	26,008,318	33%
COFI	12,770,727	12%	13,537,745	14%	17,031,621	21%
Prime(b)	2,583,536	3%	2,575,524	3%	2,044,585	3%
Other(c)	286,869	0%	304,295	0%	392,448	0%

Total	$104,481,133	100%	$99,730,701	100%	$79,889,765	100%

(a)	Includes ELOCs tied to the CODI Rate.

(b)	ELOCs tied to the Prime Rate.

(c)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Monthly Payment Amount. For substantially all of our ARMs, the borrower’s minimum monthly payment is reset annually. The new monthly payment amount each year is usually calculated to be the amount necessary to amortize the outstanding loan balance at the then applicable interest rate over the remaining term of the loan.

This new minimum monthly payment amount generally cannot exceed the prior year’s monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For other loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter. On each annual payment change date when the 7.5% cap does not apply, the new monthly payment amount will be set to an amount that would fully amortize the loan over its remaining term.

Substantially all of the ARMs we originate allow the borrowers to select a fixed monthly payment amount for an interim period after origination, typically one year. After this interim period, the monthly payment amount resets annually as described above. The amount of the initial payment can range from a minimum payment that we set (which currently is lower than the amount of interest accruing on the loan) to a fully amortizing payment.

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

Deferred Interest. For more than 20 years, our ARMs have allowed deferred interest to occur if the borrower’s monthly payment is not large enough to pay the monthly interest accruing on the loan. Deferred interest refers to unpaid interest that is added to the outstanding principal balance. Borrowers always have the option to make a high enough monthly payment to avoid deferred interest, and many borrowers do so. Borrowers may also pay down the balance of deferred interest in whole or in part at any time without a prepayment fee.

Our loans provide that deferred interest may occur as long as the loan balance remains below either 125% or 110% of the original mortgage amount. The 125% cap on the loan balance applies to loans with original loan to value ratios at or below 85%. The 110% cap applies to loans with original loan to value ratios above 85%. If the loan balance reaches the applicable limit, additional deferred interest may not be allowed to occur and we may increase the monthly payment to an amount that would amortize the loan over its remaining term. In this case, the new monthly payment amount could increase beyond the 7.5% annual payment cap described above, and continue to increase each month thereafter, if the applicable loan balance cap is still being reached and the current monthly payment amount would not be enough to fully amortize the loan by the scheduled maturity date.

The amount of deferred interest included in the loan portfolio amounted to $90 million, $55 million, and $23 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Deferred interest as a percentage of the total loan portfolio amounted to less than .09% of the total loan portfolio at March 31, 2005, December 31, 2004 and March 31, 2004. Deferred interest increased from March 2004 to March 2005 primarily because the indexes on our ARMs increased and many borrowers made monthly payments that were lower than the amount of interest accruing on their loans. The amount of deferred interest also increased in part due to the growth in the loan portfolio. The amount of deferred interest that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside our control, including changes in the underlying index, the amount and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend lower.

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS before any reduction for loan servicing and guarantee fees) was 12.15% or 6.83% above the actual weighted average rate at March 31, 2005, versus 12.16% or 7.16% above the actual weighted average rate at December 31, 2004, and 12.20% or 7.46% above the weighted average rate at March 31, 2004.

During the life of some ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. A portion of our ARMs are subject to lifetime floors. At March 31, 2005, approximately $4.4 billion of our ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of March 31, 2005, $1.2 billion of ARM loans had reached their rate floors, compared to $1.6 billion at December 31, 2004, and $2.2 billion at March 31, 2004. The weighted average floor rate on the loans that had reached their floor was 5.43% at March 31, 2005 compared to 5.36% at December 31, 2004 and 5.34% at March 31, 2004. Without the floor, the average rate on these loans would have been 4.66% at March 31, 2005, 4.44% at December 31, 2004, and 4.28% at March 31, 2004.

Securities Available for Sale

Funds not immediately needed for operations are invested in short-term instruments, primarily in federal funds, short-term repurchase agreements collateralized by MBS, and Eurodollar time deposits. Our practice is to invest only with counterparties that have high credit ratings. The balance of short-term securities available for sale may fluctuate due to our management of the Company’s liquidity needs. In addition to short-term investments, we hold stock in Federal Home Loan Mortgage Corporation (Freddie Mac). We obtained the Freddie Mac stock in 1984 and it has a cost basis of $6 million. The following table is a summary of information about investment securities, which the Company classifies as available for sale and are reported at fair value.

TABLE 12

Composition of Securities Available for Sale

(Dollars in thousands)

	March 31 2005	December 31 2004	March 31 2004
Federal funds	$899,914	$861,353	$696,244
Short-term repurchase agreements collateralized by MBS	775,000	-0-	-0-
U.S. government obligation	1,771	1,760	1,764
Eurodollar time deposits	-0-	75,000	75,000

Short-term securities available for sale	1,676,685	938,113	773,008
Freddie Mac stock	355,184	414,194	331,917
Other	22,127	22,078	18,538

Total securities available for sale	$2,053,996	$1,374,385	$1,123,463

Included in the balances above are net unrealized gains on investment securities available for sale of $351 million, $410 million, and $327 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The cost basis of the securities available for sale portfolio at March 31, 2005, December 31, 2004, and March 31, 2004 was $1.7 billion, $964 million, and $796 million, respectively, with weighted average yields excluding equity securities of 2.90%, 2.08%, and 1.05% at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. At March 31, 2005, December 31, 2004, and March 31, 2004, we had no securities held for trading.

Other Assets

Capitalized Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When we retain the servicing rights upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair value of the servicing rights and the loan on the sale date. We do not have a large portfolio of mortgage servicing rights, primarily because we retain our ARM originations in portfolio and only sell a limited number of fixed-rate loans to third parties. The following table shows the changes in capitalized mortgage servicing rights (CMSRs) for the three months ended March 31, 2005 and 2004.

TABLE 13

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
CMSRs
Balance, beginning of period	$60,544	$88,967
New CMSRs from loan sales	1,416	3,189
Amortization	(7,779)	(9,653)

Balance, end of period	54,181	$82,503
Valuation Allowance
Balance, beginning of period	(7,310)	-0-
Recovery of valuation allowance	1,337	-0-

Balance, end of period	(5,973)	-0-

CMSRs, net	$48,208	$82,503

The estimated amortization of the March 31, 2005 balance for the remainder of 2005 and the five years ending 2010 is $21.7 million (2005), $19.5 million (2006), $9.8 million (2007), $3.0 million (2008), $169 thousand (2009), and $1 thousand (2010). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

The estimated fair value of CMSRs as of March 31, 2005, December 31, 2004, and March 31, 2004 was $58 million, $62 million, and $87 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $6 million at March 31, 2005 and $7 million at December 31, 2004. As a result, we had an impairment valuation allowance of $6 million and $7 million at March 31, 2005 and December 31, 2004, respectively. The book value of the Company’s CMSRs did not exceed the fair value at March 31, 2004 and, therefore, no valuation allowance for impairment was required.

Deposits

We raise deposits through our retail branch system, through the Internet, and, from time to time, through the money markets. Retail deposits increased during the first quarter of 2005 by $2.6 billion compared to an increase of $657 million in the first quarter of 2004. Retail deposit growth was higher in the first quarter of 2005 because the public found insured deposits to be an attractive investment, and we also received favorable customer response to our promoted products. During the first quarter of 2005, the Company promoted traditional certificate of deposit accounts and many customers transferred funds from transaction accounts to certificate of deposit accounts. At March 31, 2005 and 2004, transaction accounts represented 52% and 76%, respectively, of the total balance of deposits. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

The table below shows the Company’s deposits by interest rate and by remaining maturity at March 31, 2005 and 2004.

TABLE 14

Deposits

(Dollars in thousands)

	March 31
	2005		2004
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.32%	$5,072,338	1.38%	$5,707,926
Savings accounts (a)	1.91	23,867,795	1.72	30,117,911
Term certificate accounts with original maturities of:
4 weeks to 1 year	2.95	16,850,485	1.43	4,289,165
1 to 2 years	2.67	4,988,871	1.27	2,281,347
2 to 3 years	2.45	1,319,087	2.56	1,457,279
3 to 4 years	3.25	1,090,829	3.68	1,338,233
4 years and over	4.53	2,370,395	4.72	2,143,177
Retail jumbo CDs	1.69	33,465	2.11	48,585

		$55,593,265		$47,383,623

Deposits by remaining maturity
No contractual maturity	1.80%	$28,940,133	1.67%	$35,825,837
Maturity within one year	2.91	22,993,596	1.82	7,934,895
1 to 5 years	3.71	3,658,774	3.73	3,619,683
Over 5 years	3.28	762	3.80	3,208

		$55,593,265		$47,383,623

(a)	Includes money market deposit accounts and passbook accounts.

At March 31, the weighted average cost of deposits was 2.39% (2005) and 1.85% (2004).

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments and are tied to the London Interbank Offered Rate (LIBOR). In the first quarter of 2005, borrowings increased by $2.3 billion to $48.0 billion from $45.7 billion at yearend 2004 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and FHLB capital stock that we own. FHLB advances amounted to $35.5 billion at March 31, 2005, compared to $33.8 billion at December 31, 2004 and $24.8 billion at March 31, 2004.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both an unsecured and secured basis. Most of WSB’s capital market funding consists of unsecured bank notes. WSB has a bank note program that allows us to issue an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. In March 2005, WSB issued $700 million in notes under this program and $6.0 billion remains available for issuance under this program. Bank notes with maturities exceeding 270 days are reported as senior debt on the Consolidated Statement of Financial Condition. At March 31, 2005, December 31, 2004, and March 31, 2004, WSB had $5.0 billion, $4.3 billion, and $998 million of long-term unsecured senior debt outstanding. As of March 31, 2005, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. At March 31, 2005, December 31, 2004 and March 31, 2004, WSB had $2.5 billion, $2.7 billion, and $2.5 billion, respectively, of short-term bank notes outstanding. As of March 31, 2005, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $4.1 billion, $3.9 billion, and $2.7 billion at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt, although none was issued in 2004 or 2005. At March 31, 2005 and at December 31, 2004, Golden West, at the holding company level, had $993 million of senior debt outstanding compared to $992 million at March 31, 2004. Golden West had no subordinated debt outstanding during those time periods. As of March 31, 2005, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

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

Asset/Liability Management

Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest rate sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly, which means that the yield on our loan portfolio responds to movements in interest rates. At March 31, 2005, ARMs constituted 99% of our loan and MBS portfolio, and 97% of our ARM portfolio adjusted monthly.

The primary difference between how our ARMs and liabilities respond to interest rate changes is principally timing related. Specifically, rates on our liabilities tend to adjust more rapidly to interest rate changes than the yield on our ARM portfolio, primarily because of built-in reporting and repricing lags that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in market interest rates are significantly reflected in the indexes. In addition to the index lags, other structural features of the ARMs, described under “The Loan Portfolio - Structural Features of our ARMs,” can delay the repricing of our assets.

This timing disparity between our assets and liabilities can temporarily affect our primary spread until the indexes are able to reflect, or “catch up” with, the changes in market rates. Over a full interest rate cycle, the timing lags will tend to offset one another. The following chart summarizes the different relationships the indexes and short-term market interest rates could have at any point in time and the expected impact on our primary spread.

TABLE 15

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

As the table above indicates, although market rate changes impact the primary spread, the impact is principally a timing issue until the market rates are reflected in the applicable index. Also, a gradual change in rates would tend to have less of an impact on the primary spread than a sharp rise or decline in rates.

To mitigate the lags discussed above, our ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. The following table describes the indexes we use and shows how these indexes are intended to match with our liabilities. As discussed in the table, ARMs funded with savings historically have had minimal repricing lags, while ARMs funded with LIBOR-based market-rate borrowings have had larger repricing lags, but these have been principally timing related. In particular, most of the Company’s interest rate sensitivity has come from CODI loans funded with borrowings.

TABLE 16

Summary of Key Indexes

	CODI	COSI	COFI
How the Index is Calculated	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to Golden West’s cost of deposits as reported monthly.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	COSI equals our own cost of deposits. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, COFI has tracked our cost of deposits. The match is not perfect since COFI includes the cost of savings and borrowings of many other institutions as well as our own.

% of First Quarter 2005 ARM Originations	58%	39%	1%

Percentage of ARM Portfolio at March 31, 2005	53%	32%	12%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	CODI is a 12-month rolling average and it takes time before the index is able to reflect, or “catch up” with, a change in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits. However, the CODI repricing lag has not been offset by the much shorter lag on the Company’s borrowings.	The rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	The portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

As discussed above, market interest rate movements are the most significant factor that affects our primary spread. The primary spread is also influenced by:

•	the shape of the yield curve (the difference between short-term and long-term interest rates) and competition in the home lending market, both of which influence the pricing of our adjustable and fixed-rate mortgage products;

•	our efforts to attract deposits and competition in the retail investment market, which influence the pricing of our deposit products; and

•	the prices that we pay for our borrowings.

The table below shows the primary spread, and its main components, at March 31, 2005, December 31, 2004, and March 31, 2004.

TABLE 17

Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread

	March 31 2005	December 31 2004	March 31 2004
Yield on loan portfolio and MBS	5.06%	4.75%	4.58%
Yield on investments	2.90	2.08	1.05

Yield on interest-earning assets	5.02	4.73	4.55

Cost of deposits	2.39	2.08	1.85
Cost of borrowings	2.89	2.38	1.32

Cost of funds	2.62	2.22	1.63

Primary spread	2.40%	2.51%	2.92%

During 2004, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, five times, bringing the rate up to 2.25% at December 31, 2004 as compared to 1.00% at December 31, 2003. During the first quarter of 2005, the Federal Reserve’s Open Market Committee raised the Federal Funds rate twice, bringing the rate up to 2.75% at March 31, 2005. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags described above.

The following table shows the average primary spread by quarter.

TABLE 18

Average Primary Spread

	For the Quarter Ended
	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004
Average primary spread	2.46%	2.60%	2.70%	2.86%	2.90%

For the five years ended March 31, 2005, which included periods of both falling and rising interest rates, our primary spread averaged 2.70%.

Financial institutions often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of March 31, 2005, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 19

Repricing of Earning Assets and Interest-Bearing

Liabilities, Repricing Gaps, and Gap Ratios

As of March 31, 2005

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$2,052	$2	$-0-	$-0-	$2,054
MBS:
Adjustable rate	1,366	-0-	-0-	-0-	1,366
Fixed-rate	21	48	184	193	446
Loans receivable:(b) (c)
Adjustable rate	103,378	710	214	-0-	104,302
Fixed-rate held for investment	116	231	421	229	997
Fixed-rate held for sale	41	-0-	-0-	-0-	41
Other(d)	1,893	-0-	-0-	134	2,027

Total	$108,867	$991	$819	$556	$111,233

Interest-Bearing Liabilities:
Deposits(e)	$32,422	$19,512	$3,659	$-0-	$55,593
FHLB advances	34,412	78	445	577	35,512
Other borrowings	9,482	150	2,365	495	12,492
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$78,216	$19,740	$4,569	$1,072	$103,597

Repricing gap	$30,651	$(18,749)	$(3,750)	$(516)	$7,636

Cumulative gap	$30,651	$11,902	$8,152	$7,636

Cumulative gap as a percentage of total assets	27.2%	10.6%	7.2%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Excludes nonaccrual loans (90 days or more past due).

(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.

(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.

(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

If all repricing assets and liabilities responded equally to changes in the interest rate environment, then the gap analysis would suggest that our earnings would rise when interest rates increase and would fall when interest rates decrease. However, as discussed above, the Company’s experience has been that the timing lags in our indexes tend to cause the yield on our assets to respond more slowly than the rates on our liabilities.

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of March 31, 2005, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. We entered into one such swap with a notional amount of $400 million in June 2004, another with a notional amount of $800 million in December 2004, and another with a notional amount of $700 million in March 2005. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. At March 31, 2005, we do not hold any derivative financial instruments for trading purposes.

The following table illustrates as of March 31, 2005, the maturities and weighted average rates for the interest rate swaps and the hedged fixed-rate senior debt.

Table 20

Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt

As of March 31, 2005

(Dollars in thousands)

	Expected Maturity Date as of March 31, 2005
	2006	2007	2008	2009	2010	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$-0-	$-0-	$700,000	$1,200,000	$-0-	$1,900,000	$1,866,820
Weighted average interest rate	.00%	.00%	4.28%	4.39%	.00%	4.35%
Swap Contracts							$(23,884)
Weighted average interest rate paid	.00%	.00%	2.81%	2.92%	.00%	2.88%
Weighted average interest rate received	.00%	.00%	4.15%	4.19%	.00%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 3.04% at March 31, 2005. The range of floating interest rates paid on swap contracts in the first three months of 2005 was 2.51% to 3.05%. The range of fixed interest rates received on swap contracts in the first three months of 2005 was 4.09% to 4.39%.

Management of Credit Risk

Credit risk refers to the risk of loss if a borrower fails to perform under a mortgage loan and the value of the underlying collateral is not sufficient to cover the loan amount. We manage credit risk principally by originating high-quality loans. We also mitigate credit risk through periodic loan reviews. Additionally, we closely monitor market trends, and take appropriate steps to protect our interests.

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

California Housing Market

Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure to potential adverse conditions in California. The average loan size for our California one- to four-family first mortgage originations in the first quarter of 2005 was approximately $315 thousand.

Loan to Value Ratio

The loan to value ratio, or LTV, is the loan balance of a first mortgage expressed as a percentage of the appraised value of the property at the time of origination. A combined loan to value, or CLTV, refers to the sum of the first and second mortgage loan balances as a percentage of total appraised value at the time of origination. When we discuss LTVs below, we are referring to cases when our borrower obtained only a first mortgage from us at origination. When we discuss CLTVs below, we are referring to cases when our borrower obtained both a first mortgage and a second mortgage from us. The second mortgage may be either a fixed-rate loan or an ELOC.

Historically, loans with LTVs or CLTVs greater than 80% at origination result in greater credit losses as compared to loans originated with LTVs or CLTVs at 80% or lower. We therefore focus our lending activity on loans that have LTVs or CLTVs at or below 80%. In addition, we take steps to reduce the potential credit risk with respect to new loans with LTVs or CLTVs over 80%. Among other things:

•	a significant percentage of first mortgage loans with LTVs over 80% carry mortgage insurance, which reimburses us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%;

•	the LTV or CLTV may not exceed 95% of the appraised value of a single-family residence at the time of origination; and

•	we carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80% at origination; the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows mortgage originations with LTVs or CLTV greater than 80% for the three months ended March 31, 2005 and 2004.

TABLE 21

First Mortgage Originations With

LTVs or CLTVs Greater Than 80%

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
First mortgages with LTVs greater than 80%:
With mortgage insurance	$9,172	$25,890
With no mortgage insurance	26,872	16,866

Total	$36,044	$42,756

Percentage of total originations	.32%	.46%

First and second mortgages with CLTVs greater than 80%:(a)
With pool insurance on second mortgages	$573,370	$861,006
With no pool insurance	2,973	128,129

Total	$576,343	$989,135

Percentage of total originations	5.16%	10.53%

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. The CLTV data only includes firsts and seconds that were originated together in the same month.

The following table shows at March 31, 2005 and 2004 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%. LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 22

Balance of First Mortgages With Original and Current

Loan to Value Ratios Greater Than 80%(a) (b)

(Dollars in thousands)

	As of March 31
	2005	2004
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$437,820	$546,930
With no mortgage insurance	172,856	152,835

Total	$610,676	$699,765

Percentage of total loan portfolio	1%	1%

(a)	LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

(b)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

The following table shows at March 31, 2005 and 2004 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value.

TABLE 23

Balance of Mortgages With

Combined Loan to Value Ratios Greater Than 80% (a)

(Dollars in thousands)

	As of March 31
	2005	2004
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$6,132,769	$5,382,315
With no pool insurance	345,449	769,933

Total	$6,478,218	$6,152,248

Percentage of total loan portfolio	6%	7%

(a)	CLTV is based on the outstanding balance of the first and second mortgage divided by the most recent appraised value.

At March 31, 2005, December 31, 2004, and March 31, 2004, the aggregate average of LTVs and CLTVs on the loans in portfolio was 68%, 69%, and 69%, respectively.

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

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at March 31, 2005, December 31, 2004, and March 31, 2004.

TABLE 24

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	March 31 2005	December 31 2004	March 31 2004
Nonaccrual loans	$342,394	$332,329	$399,904
Foreclosed real estate	10,840	11,461	13,348

Total nonperforming assets	$353,234	$343,790	$413,252

TDRs	$3,121	$3,810	$5,122

Ratio of NPAs to total assets	.31%	.32%	.48%

Ratio of TDRs to total assets	.00%	.00%	.01%

Ratio of NPAs and TDRs to total assets	.32%	.33%	.48%

The following tables sets forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at March 31, 2005.

TABLE 25

Nonperforming Assets by State

March 31, 2005

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			Foreclosed Real Estate (FRE)		Total NPAs	NPAs a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate	5+
State	1 - 4	5+		1 - 4
Northern California	$95,867	$-0-	$-0-	$907	$-0-	$96,774.26%
Southern California	49,677	47	104	-0-	-0-		49,828.17
Florida	23,845	-0-	-0-	-0-	-0-		23,845.37
New Jersey	20,083	-0-	-0-	101	-0-		20,184.43
Texas	37,877	-0-	-0-	5,221	-0-	43,098	1.27
Illinois	14,801	-0-	-0-	129	-0-		14,930.54
Washington	10,171	-0-	-0-	-0-	-0-		10,171.43
Virginia	1,523	-0-	-0-	-0-	-0-		1,523.07
Other states(c)	88,206	193	-0-	4,482	-0-		92,881.53

Totals	$342,050	$240	$104	$10,840	$-0-	$353,234.33%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

TABLE 26

Nonperforming Assets by State

March 31, 2004

(Dollars in thousands)

	Nonaccrual Loans(a)(b)			FRE		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate
State	1 – 4	5+		1 - 4	5+
Northern California	$106,289	$567	$-0-	$2,157	$-0-	$109,013.37%
Southern California	72,953	490	105	-0-	-0-		73,548.33
Florida	27,395	-0-	-0-	722	-0-		28,117.60
New Jersey	23,223	-0-	-0-	76	-0-		23,299.71
Texas	40,147	-0-	-0-	3,895	-0-	44,042	1.44
Illinois	14,702	162	-0-	815	-0-		15,679.76
Washington	16,392	25	-0-	461	-0-		16,878.79
Virginia	2,824	-0-	-0-	-0-	-0-		2,824.19
Colorado	9,992	60	-0-	486	-0-		10,538.60
Other states(c)	84,578	-0-	-0-	4,736	-0-		89,314.79

Totals	$398,495	$1,304	$105	$13,348	$-0-	$413,252.51%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

The lower balance of total NPAs at March 31, 2005 as compared to March 31, 2004 reflected the impact of the continued strong housing market and prevailing economic conditions. We attribute the relatively high level of NPAs in Texas to economic difficulties in the state over the past several years. Although economic conditions may be improving in Texas, some weakness remains in the residential lending market. We closely monitor all delinquencies and take appropriate steps to protect our interests. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to an expense of $1.3 million for the three months ended March 31, 2005, compared to an expense of $1.2 million for the first quarter of 2004.

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

The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

TABLE 27

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Beginning allowance for loan losses	$290,110	$289,937
Provision for losses	884	241
Loans charged off	(1,226)	(1,064)
Recoveries	424	237

Ending allowance for loan losses	$290,192	$289,351

Annualized ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.00%	.00%

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity	.27%	.35%

Ratio of allowance for loan losses to NPAs	82.2%	70.0%

The provision for losses charged to expense in the first quarter of 2005 was comparable to the provision for the same period in 2004. The provision continued to reflect the low level of nonperforming assets and net chargeoffs that we experienced as a result of the strong nationwide housing market and the prevailing economic conditions.

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for the three months ended March 31, 2005 and 2004.

TABLE 28

Selected Financial Results

(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Interest income	$1,311,485	$939,757
Interest expense	606,921	320,503

Net interest income	704,564	619,254
Provision for loan losses	884	241
Noninterest income	82,613	59,807
General and administrative expenses	224,239	199,514
Taxes on income	213,804	179,582

Net earnings	$348,250	$299,724

Net Interest Income

The largest component of our revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of our net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, our primary earning asset, by originating and retaining high-quality adjustable rate mortgages. In the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates.

The 14% increase in net interest income in 2005 compared with the prior year resulted primarily from the growth in the loan portfolio, our principal earning asset. Between March 31, 2005 and March 31, 2004, our earning asset balance increased by $26 billion or 30%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in the first quarter of 2005 was a decrease in our average primary spread, which is the monthly average of the month end difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed under “Management of Interest Rate Risk - Asset/Liability Management.”

TABLE 29

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$104,311,027	4.92%	5.06%	$80,035,313	4.61%	4.58%
Investments	1,569,104	2.99	2.90	2,300,472	1.32	1.05
Invest. in capital stock of FHLBs	1,627,567	3.85	n/a (c)	1,164,331	3.31	n/a (c)

Earning assets	$107,507,698	4.88%	5.02%	$83,500,116	4.50%	4.55%

LIABILITIES
Deposits:
Checking accounts	$5,147,670	1.33%	1.32%	$5,621,653	1.37%	1.38%
Savings accounts (d)	28,086,093	1.92	1.91	30,181,061	1.71	1.72
Term accounts	20,466,834	2.86	3.02	11,228,746	2.41	2.42

Total deposits	53,700,597	2.22	2.39	47,031,460	1.84	1.85
Advances from FHLBs	35,072,030	2.55	2.83	23,352,318	1.25	1.23
Reverse repurchases	3,963,806	2.55	2.80	2,469,771	1.12	1.10
Other borrowings (e)	8,181,564	2.94	3.19	5,427,155	1.82	1.96

Interest-bearing liabilities	$100,917,997	2.41%	2.62%	$78,280,704	1.64%	1.63%

Average net yield		2.47%			2.86%

Primary Spread			2.40%			2.92%

Net interest income	$704,564			$619,254

Net yield on average earning assets (f)		2.62%			2.97%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Includes money market deposit accounts and passbook accounts.

(e)	The Company entered into two interest rate swaps in 2004 and one in 2005 to effectively convert certain fixed-rate debt to variable rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

(f)	Net interest income divided by daily average of earning assets.

Noninterest Income

The increase in noninterest income for the first three months of 2005 as compared to the first quarter of 2004 resulted primarily from an increase in prepayment fees.

General and Administrative Expenses

G&A expenses increased in the first quarter of 2005 to support the record loan volume and the continued investment in resources to support future growth.

G&A as a percentage of average assets (the “G&A ratio”) on an annualized basis was .82% for the first quarter of 2005 compared to .95% for the same period in 2004. The G&A ratio was lower in the first quarter of 2005 as compared to the first quarter of 2004 because the Company’s strong asset growth over the past 12 months more than offset the increase in G&A expense. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 28.49% for the first quarter of 2005 compared to 29.38% for the first quarter of 2004.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 38.0% for the first quarter of 2005 compared to 37.5% for the comparable period in 2004. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and to a much smaller extent purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to Golden West. The principal uses of funds at Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses. At March 31, 2005, December 31, 2004, and March 31, 2004, Golden West’s total cash and investments amounted to $846 million, $817 million, and $627 million, respectively.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of March 31, 2005, WSB maintained approximately $5.5 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of March 31, 2005, WSB, our primary subsidiary, had long-term unsecured credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $7.6 billion, $7.3 billion, and $6.2 billion at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $305 million during the first three months of 2005 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Stockholders’ equity increased by $297 million during the first three months of 2004 as a result of net earnings and the increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders.

Uses of Capital

As in prior years, we retained most of our earnings in the first quarter of 2005. The 17% annualized growth in our net worth for the first three months of 2005 allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue. Even with high asset growth of 5% for the first three months of 2005, our stockholders’ equity to asset ratio was 6.73% at March 31, 2005.

We did not purchase any shares of Golden West common stock in 2005. As of March 31, 2005, 18,656,358 shares remained available for purchase under the stock purchase program that our Board of Directors has authorized. Since October 1993, 102.5 million shares have been purchased under the stock repurchase program and retired at a cost of $1.4 billion. Earnings from WSB are expected to continue to be the major source of funding for the stock purchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note A to the Notes to Consolidated Financial Statements included in the Form 10-K. As of March 31, 2005, the most recent notification from the Office of Thrift Supervision categorized WSB and WTX as “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that notification that we believe would have an impact on the “well-capitalized”

categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at March 31, 2005 and 2004.

TABLE 30

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of March 31, 2005

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$7,484,304	6.72%	$1,671,672	1.50%	—	—
Tier 1 (core or leverage)	7,484,304	6.72	4,457,793	4.00	$5,572,241	5.00%
Tier 1 risk-based	7,484,304	12.45	—	—	3,608,026	6.00
Total risk-based	7,773,330	12.93	4,810,702	8.00	6,013,377	10.00

WTX
Tangible	$692,751	5.42%	$191,708	1.50%	—	—
Tier 1 (core or leverage)	692,751	5.42	511,221	4.00	$639,026	5.00%
Tier 1 risk-based	692,751	24.08	—	—	172,604	6.00
Total risk-based	695,049	24.16	230,139	8.00	287,673	10.00

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Like other mortgage lenders and in the ordinary course of our business, we engage in financial transactions that are not recorded on the balance sheet. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations, see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Company’s 2004 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND USES OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparations of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events, including interest rate levels and repayments. These estimates and assumptions affect the amounts reported in the financial statements. Management reviews and approves our significant accounting policies on a quarterly basis and discusses them with the Audit Committee at least annually. These policies are described in “Critical Accounting Policies and Uses of Estimates” and in Note A to the Consolidated Financial Statements of the Company’s 2004 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which provides public companies additional guidance in applying the provisions of SFAS 123R. The SAB expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain existing SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB should be applied upon the adoption of SFAS 123R.

In April 2005, the SEC amended the date for compliance with SFAS 123R so that each entity that is not a small business issuer will be required to prepare financial statements in accordance with Statement 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 28 through 30. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment experience. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at March 31, 2005, a 200 basis point rate increase sustained over a thirty-six month period would temporarily reduce our primary spread, but would not adversely affect our long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	April 26, 2005 - Annual Meeting

	For	Against	Withheld	Abstain
(b) Directors elected:
Louis J. Galen	276,005,982		3,934,805
Antonia Hernandez	276,260,067		3,680,720
Bernard A. Osher	275,523,107		4,417,680

(c) Approve the 2005 Stock Incentive Plan	176,422,474	64,444,174		12,994,847

(d) Ratification of Auditors:

Appointment of Deloitte & Touche LLP, independent public accountants, for the fiscal year 2005	277,140,932	1,178,262		1,621,592

Other Directors continuing in office are:

Maryellen C. Herringer, Patricia A. King, Kenneth T. Rosen, Herbert M. Sandler, and Marion O. Sandler, and Leslie Tang Schilling.

ITEM 5.	OTHER INFORMATION

On January 27, 2005, pursuant to Section 10A of the Securities Exchange Act of 1934, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform auditing services and certain non-audit services for the Company for the year ended December 31, 2005. The non-audit services include tax compliance and planning, reviews of Federal and California tax returns, and the licensing of software for enterprise zone credit determinations.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3(b)	By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (file No. 1-4629) for the quarter ended June 30, 2004.

4(a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10(a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10(b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10(c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10(d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10(e)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 1998.

10(f)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10(g)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

10(h)	2005 Stock Incentive Plan is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement and Schedule 14A, filed on March 11, 2005, for the Company’s 2005 Annual Meeting of Stockholders.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32*	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: May 9, 2005	/s/ Russell W. Kettell
Russell W. Kettell President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan Group Senior Vice President and Chief Accounting Officer