Form 10-Q
period 2005-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2005-08-08
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2005:

Common Stock — 307,856,376 shares.

GOLDEN WEST FINANCIAL CORPORATION

INDEX OF TABLES

Page
Selected Financial Data
Financial Highlights (Table 1)	14
Asset, Liability, and Equity Components as Percentages of the Total Balance Sheet (Table 2)	16
Selected Financial Results (Table 28)	41

Loan Portfolio
Balance of Loans Receivable and MBS by Component (Table 3)	17
Loan Originations and Repayments (Table 4)	17
Equity Lines of Credit and Fixed-Rate Second Mortgages (Table 5)	18
Net Deferred Loan Costs (Table 6)	19
Loan Originations by State (Table 7)	19
Loan Portfolio by State (June 30, 2005) (Table 8)	20
Loan Portfolio by State (June 30, 2004) (Table 9)	21
ARM Originations by Index (Table 10)	22
ARM Portfolio by Index (Table 11)	23
Balance of First Mortgages with Original and Current LTV Ratios Greater Than 80% (Table 22)	35
Balance of Mortgages with CLTV Ratios Greater Than 80% (Table 23)	36

Management of Credit Risk
First Mortgage Originations with LTVs or CLTVs Greater Than 80% (Table 21)	35
Nonperforming Assets and Troubled Debt Restructured (Table 24)	37
Nonperforming Assets by State (June 30, 2005) (Table 25)	37
Nonperforming Assets by State (June 30, 2004) (Table 26)	38
Changes in Allowance for Loan Losses (Table 27)	39

Asset / Liability Management
Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread (Table 15)	29
Summary of Key Indexes (Table 16)	30
Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread (Table 17)	31
Average Primary Spread (Table 18)	31
Repricing of Earning Assets and Interest-Bearing Liabilities, Repricing Gaps, and Gap Ratios (Table 19)	32
Average Earning Assets and Interest-Bearing Liabilities (Three Months Ended June 30) (Table 29)	42
Average Earning Assets and Interest-Bearing Liabilities (Six Months Ended June 30) (Table 30)	43

Deposits
Deposits (Table 14)	27

Borrowings
Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt (Table 20)	33

Regulatory Capital
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (June 30, 2005) (Table 31)	46
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (June 30, 2004) (Table 32)	46

Other
Composition of Securities Available for Sale (Table 12)	25
Capitalized Mortgage Servicing Rights (Table 13)	26

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

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	June 30 2005	December 31 2004	June 30 2004
Assets
Cash	$301,269	$292,421	$296,330
Securities available for sale, at fair value	1,682,550	1,374,385	1,539,885
Purchased mortgage-backed securities available for sale, at fair value	13,665	14,438	18,401
Purchased mortgage-backed securities held to maturity, at cost	338,659	375,632	411,881
Mortgage-backed securities with recourse held to maturity, at cost	1,346,080	1,719,982	2,083,852
Loans receivable:
Loans held for sale	48,636	52,325	107,692
Loans held for investment less allowance for loan losses	110,999,190	100,506,854	86,471,707

Total Loans Receivable	111,047,826	100,559,179	86,579,399
Interest earned but uncollected	319,264	248,073	203,145
Investment in capital stock of Federal Home Loan Banks, at cost	1,688,661	1,563,276	1,318,642
Foreclosed real estate	8,769	11,461	9,885
Premises and equipment, net	403,121	391,523	376,501
Other assets	335,814	338,171	320,381

Total Assets	$117,485,678	$106,888,541	$93,158,302

Liabilities and Stockholders’ Equity
Deposits	$59,226,140	$52,965,311	$48,611,353
Advances from Federal Home Loan Banks	35,755,870	33,781,895	28,712,498
Securities sold under agreements to repurchase	4,450,000	3,900,000	3,470,761
Bank notes	2,232,955	2,709,895	1,786,668
Senior debt	6,736,979	5,291,840	2,989,726
Taxes on income	594,348	561,772	587,357
Other liabilities	552,943	402,952	434,178
Stockholders’ equity	7,936,443	7,274,876	6,565,761

Total Liabilities and Stockholders’ Equity	$117,485,678	$106,888,541	$93,158,302

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest Income:
Interest on loans	$1,412,340	$931,645	$2,670,955	$1,810,461
Interest on mortgage-backed securities	23,117	32,058	48,574	75,735
Interest and dividends on investments	28,745	14,029	56,158	31,293

	1,464,202	977,732	2,775,687	1,917,489
Interest Expense:
Interest on deposits	365,029	219,454	663,347	435,354
Interest on advances	273,911	82,944	497,179	155,982
Interest on repurchase agreements	33,690	8,718	58,954	15,640
Interest on other borrowings	72,007	23,930	132,078	48,573

	744,637	335,046	1,351,558	655,549

Net Interest Income	719,565	642,686	1,424,129	1,261,940
Provision for loan losses	1,807	392	2,691	633

Net Interest Income after Provision for Loan Losses	717,758	642,294	1,421,438	1,261,307
Noninterest Income:
Fees	90,195	56,635	154,117	97,309
Gain on the sale of securities, MBS and loans	1,847	6,291	3,605	9,253
Other	20,043	18,221	36,976	34,392

	112,085	81,147	194,698	140,954
Noninterest Expense:
General and administrative:
Personnel	159,791	137,305	311,622	268,303
Occupancy	22,568	20,744	44,793	41,138
Technology and telecommunications	23,252	19,283	44,674	40,302
Deposit insurance	1,869	1,790	3,724	3,560
Advertising	7,045	5,223	14,585	10,479
Other	24,049	23,188	43,415	43,265

	238,574	207,533	462,813	407,047
Earnings before Taxes on Income	591,269	515,908	1,153,323	995,214
Taxes on income	230,840	199,190	444,644	378,772

Net Earnings	$360,429	$316,718	$708,679	$616,442

Basic Earnings Per Share	$1.17	$1.04	$2.31	$2.02

Diluted Earnings Per Share	$1.16	$1.02	$2.28	$1.99

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Cash Flows from Operating Activities:
Net earnings	$360,429	$316,718	$708,679	$616,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,807	392	2,691	633
Amortization of net loan costs	80,904	48,245	140,719	80,208
Depreciation and amortization	13,146	11,641	26,142	22,524
Loans originated for sale	(59,857)	(137,828)	(113,176)	(278,059)
Sales of loans	98,006	224,874	189,120	356,463
Increase in interest earned but uncollected	(29,659)	(11,409)	(68,298)	(18,221)
Federal Home Loan Bank stock dividends	(17,261)	(9,291)	(32,926)	(18,936)
Decrease (increase) in other assets	29,820	57,189	(714)	67,896
Increase (decrease) in other liabilities	(104,904)	59,075	149,570	150,572
Increase (decrease) in taxes on income	(140,676)	(50,172)	50,452	15,587
Other, net	(69,709)	(7,943)	(105,610)	(10,637)

Net cash provided by operating activities	162,046	501,491	946,649	984,472
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for portfolio	(13,393,126)	(12,301,760)	(24,514,544)	(21,555,391)
Real estate loans purchased	(458)	(8,108)	(626)	(9,346)
Other, net	(124,883)	(340,105)	(213,978)	(539,174)

	(13,518,467)	(12,649,973)	(24,729,148)	(22,103,911)
Real estate loan principal repayments	8,095,020	6,235,634	14,280,514	10,644,831
Purchases of mortgage-backed securities held to maturity	-0-	-0-	-0-	(19,028)
Repayments of mortgage-backed securities	112,371	261,209	240,981	525,381
Proceeds from sales of foreclosed real estate	12,069	15,414	23,318	27,662
Decrease (increase) in securities available for sale	383,215	(392,441)	(355,043)	367,870
Purchases of Federal Home Loan Bank stock	-0-	(106,023)	(95,352)	(148,530)
Additions to premises and equipment	(18,161)	(21,046)	(38,224)	(39,807)

Net cash used in investing activities	(4,933,953)	(6,657,226)	(10,672,954)	(10,745,532)

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Cash Flows from Financing Activities:
Net increase in deposits	$3,632,875	$1,227,730	$6,260,829	$1,884,388
Additions to Federal Home Loan Bank advances	2,505,000	5,018,300	6,855,000	9,550,900
Repayments of Federal Home Loan Bank advances	(2,260,886)	(1,111,732)	(4,881,025)	(2,838,637)
Proceeds from agreements to repurchase securities	2,300,000	1,800,000	4,300,000	3,301,503
Repayments of agreements to repurchase securities	(1,900,000)	(1,001,288)	(3,750,000)	(2,852,127)
Decrease in bank notes	(252,981)	(718,249)	(476,940)	(1,229,186)
Net proceeds from senior debt	748,875	997,284	1,446,009	1,995,534
Dividends on common stock	(18,440)	(15,268)	(36,854)	(30,494)
Exercise of stock options	7,126	6,578	18,134	14,686

Net cash provided by financing activities	4,761,569	6,203,355	9,735,153	9,796,567

Net Increase (Decrease) in Cash	(10,338)	47,620	8,848	35,507
Cash at beginning of period	311,607	248,710	292,421	260,823

Cash at end of period	$301,269	$296,330	$301,269	$296,330

Supplemental cash flow information:
Cash paid for:
Interest	$733,351	$326,420	$1,301,228	$628,991
Income taxes	371,517	249,362	394,193	363,220
Cash received for interest and dividends	1,443,631	966,062	2,704,496	1,898,105
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	52,065	58,051	79,700	88,182
Loans transferred to foreclosed real estate	9,763	11,124	20,168	22,672
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	6,955,757	10,245,617	8,105,725	10,922,830
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	-0-	163,416	1,024,116
Transfer of loans from held for sale to loans held for investment	3,912	5,038	5,928	6,421

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands except per share figures)

	Six Months Ended June 30, 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876
Net earnings		-0-	-0-	708,679	-0-	708,679
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(28,392)	(28,392)

Comprehensive income						680,287
Common stock issued upon exercise of stock options, including tax benefits	1,236,110	124	18,010	-0-	-0-	18,134
Cash dividends on common stock ($.12 per share)		-0-	-0-	(36,854)	-0-	(36,854)

Balance at June 30, 2005	307,760,826	$30,776	$281,780	$7,400,823	$223,064	$7,936,443

	Six Months Ended June 30, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	304,238,216	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	616,442	-0-	616,442
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	17,859	17,859

Comprehensive income						634,301
Common stock issued upon exercise of stock options, including tax benefits	1,260,206	63	14,623	-0-	-0-	14,686
Cash dividends on common stock ($.10 per share)		-0-	-0-	(30,494)	-0-	(30,494)

Balance at June 30, 2004	305,498,422	$15,275	$235,546	$6,099,382	$215,558	$6,565,761

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

Principles of Consolidation

The consolidated financial statements of Golden West Financial Corporation and subsidiaries (Golden West or Company), including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and six-month periods have been included. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the full year.

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

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$360,429	$316,718	$708,679	$616,442
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,507)	(1,784)	(2,801)	(4,037)

Pro forma net income	$358,922	$314,934	$705,878	$612,405

Basic earning per share
As reported	$1.17	$1.04	$2.31	$2.02
Pro forma	1.17	1.03	2.30	2.01
Diluted earning per share
As reported	$1.16	$1.02	$2.28	$1.99
Pro forma	1.15	1.02	2.27	1.98

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement eliminates the ability to account for share-based compensation transactions using APB 25.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which provides public companies additional guidance in applying the provisions of SFAS 123R. The SAB expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain existing SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB would be applied upon the adoption of SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.

NOTE B – Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$360,429	$316,718	$708,679	$616,442

Weighted average common shares	307,440,730	305,304,064	307,152,495	304,925,670
Dilutive effect of outstanding common stock equivalents	4,330,119	5,123,032	4,316,859	5,156,692

Diluted average common shares outstanding	311,770,849	310,427,096	311,469,354	310,082,362

Basic earning per share	$1.17	$1.04	$2.31	$2.02
Diluted earning per share	$1.16	$1.02	$2.28	$1.99

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $117.5 billion as of June 30, 2005. The Company’s principal operating subsidiary is World Savings Bank, FSB (WSB). WSB’s largest subsidiary is World Savings Bank, FSB (Texas) (WTX). As of June 30, 2005, we operated 281 savings branches in ten states and had lending operations in 38 states under the World name.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2004, as well as material changes in results of operations during the three-month and six-month periods ended June 30, 2005 and 2004, respectively.

Quarter in Review

Results for the second quarter and first six months of 2005 included the following:

•	diluted earnings per share amounted to $1.16 and $2.28, respectively, for the second quarter and first six months of 2005, up 14% and 15% from the $1.02 and $1.99 reported for the comparable periods in 2004;

•	our loan portfolio increased to $113 billion, up 27% from $89 billion at June 30, 2004;

•	net interest income grew 13% to $1.4 billion for the first six months of 2005 due to loan portfolio growth partially offset by an average primary spread that decreased from 2.87% for the six months ended June 30, 2004 to 2.42% for the six months ended June 30, 2005;

•	net chargeoffs to average loans and MBS were zero basis points for both the quarter and six months ended June 30, 2005 and 2004;

•	our general and administrative expense to average assets ratio was .83% and .82% for the three and six months ended June 30, 2005 compared to .93% and .94% for the comparable periods in 2004; our general and administrative expense divided by the sum of net interest income and noninterest income (efficiency ratio) was 28.69% and 28.59% for the three and six months ended June 30, 2005 compared to 28.67% and 29.01% for the same periods in 2004;

•	our second quarter loan originations amounted to $13.5 billion as compared to $12.4 billion for the second quarter of 2004 and $24.6 billion for the first six months as compared to $21.8 billion for the first six months of 2004;

•	nonperforming assets and troubled debt restructured remained at very low levels;

•	deposits increased $3.6 billion in the second quarter of 2005 compared to an increase of $1.2 billion in the second quarter of 2004 and increased $6.3 billion for the six months ended June 30, 2005 compared to an increase of $1.9 billion for the same period in 2004; and

•	our stockholders’ equity amounted to $7.9 billion at June 30, 2005 compared to $6.6 billion at June 30, 2004.

The following tables summarize selected financial information about how we performed at and for the three and six month periods ended June 30, 2005 as compared to prior periods.

Table 1

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	June 30 2005	December 31 2004	June 30 2004
Assets	$117,485,678	$106,888,541	$93,158,302
Loans receivable including mortgage-backed securities (MBS)(a)	112,746,230	102,669,231	89,093,533
Adjustable rate mortgages including MBS(b)	109,541,064	99,730,701	85,731,774
Fixed-rate mortgages held for investment including MBS(b)	1,354,321	1,550,548	1,684,435
Fixed-rate mortgages held for sale including MBS(b)	48,636	52,325	107,692
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	98%	98%
Loans serviced for others with recourse	$1,945,288	$2,270,490	$2,646,433
Loans serviced for others without recourse	2,160,122	2,266,534	2,449,042
Nonperforming assets/total assets	.28%	.32%	.41%
Troubled debt restructured/total assets	.00%	.00%	.00%
Net chargeoffs/average loans	.00%	.00%	.00%
Stockholders’ equity	$7,936,443	$7,274,876	$6,565,761
Stockholders’ equity/total assets	6.76%	6.81%	7.05%
Book value per common share	$25.79	$23.73	$21.49
Common shares outstanding	307,760,826	306,524,716	305,498,422
Yield on interest-earning assets	5.38%	4.73%	4.46%
Cost of funds	2.99%	2.22%	1.69%
Primary spread	2.39%	2.51%	2.77%
Number of Employees:
Full-time	9,883	9,399	9,140
Part-time	1,076	1,001	1,012
World Savings Bank, FSB (WSB):
Total assets	$117,033,998	$106,787,490	$92,702,429
Stockholder’s equity	8,077,760	7,391,183	6,933,935
Stockholder’s equity/total assets	6.90%	6.92%	7.48%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	6.73%	6.71%	7.27%
Total risk-based capital	12.93%	12.92%	13.90%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$13,408,229	$13,143,173	$11,920,601
Stockholder’s equity	700,554	686,052	624,462
Stockholder’s equity/total assets	5.22%	5.22%	5.24%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.22%	5.22%	5.24%
Total risk-based capital	23.07%	23.67%	23.65%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Table 1 (continued)

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Real estate loans originated	$13,452,983	$12,439,588	$24,627,720	$21,833,450
New adjustable rate mortgages as a percentage of real estate loans originated	99%	99%	99%	98%
Refinances as a percentage of real estate loans originated	75%	71%	76%	72%
Deposits increase	$3,632,875	$1,227,730	$6,260,829	$1,884,388
Net earnings	360,429	316,718	708,679	616,442
Basic earnings per share	1.17	1.04	2.31	2.02
Diluted earnings per share	1.16	1.02	2.28	1.99
Cash dividends on common stock	$.06	$.05	$.12	$.10
Average common shares outstanding	307,440,730	305,304,064	307,152,495	304,925,670
Average diluted common shares outstanding	311,770,849	310,427,096	311,469,354	310,082,362
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	18.59%	19.79%	18.68%	19.72%
Net earnings/average assets (ROA)	1.25%	1.41%	1.26%	1.42%
Net interest margin(b)	2.53%	2.91%	2.57%	2.94%
General and administrative expense/average assets	.83%	.93%	.82%	.94%
Efficiency ratio(c)	28.69%	28.67%	28.59%	29.01%

(a)	Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six months and dividing by four and seven, respectively.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at June 30, 2005, December 31, 2004, and June 30, 2004.

TABLE 2

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	June 30 2005	December 31 2004	June 30 2004
Assets:
Cash and investments	1.7%	1.6%	2.0%
Loans receivable and MBS	96.0	96.0	95.6
Other assets	2.3	2.4	2.4

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	50.4%	49.6%	52.2%
FHLB advances	30.4	31.6	30.8
Other borrowings	11.4	11.1	8.9
Other liabilities	1.0	0.9	1.1
Stockholders’ equity	6.8	6.8	7.0

	100.0%	100.0%	100.0%

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

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities portfolio at June 30, 2005, December 31, 2004, and June 30, 2004.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	June 30 2005	December 31 2004	June 30 2004
Loans	$74,586,845	$65,266,464	$56,820,000
Securitized loans (a)	34,658,772	33,957,058	28,189,767
Other (b)	1,802,209	1,335,657	1,569,632

Total loans receivable	111,047,826	100,559,179	86,579,399

MBS with recourse (c)	1,346,080	1,719,982	2,083,852
Purchased MBS	352,324	390,070	430,282

Total MBS	1,698,404	2,110,052	2,514,134

Total loans receivable and MBS	$112,746,230	$102,669,231	$89,093,533

ARMs as a percentage of total loans receivable and MBS	99%	98%	98%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable. See “Securitization Activity” on page 21.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the three and six months ended June 30, 2005 and 2004.

TABLE 4

Loan Originations and Repayments

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Loan Originations
Real estate loans originated	$13,452,983	$12,439,588	$24,627,720	$21,833,450
ARMs as a % of originations	99%	99%	99%	98%
Fixed-rate mortgages as a % of originations	1%	1%	1%	2%
Refinances as a % of originations	75%	71%	76%	72%
Purchases as a % of originations	25%	29%	24%	28%
First mortgages originated for portfolio as a % of originations	97%	96%	98%	96%
First mortgages originated for sale as a % of originations	0%	1%	0%	1%
Repayments
Loan and MBS repayments (a)	$8,207,391	$6,496,843	$14,521,495	$11,170,212
Loan repayment rate (b)	31%	31%	28%	29%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs.

(b)	The loan repayment rate is the quarterly repayments annualized as a percentage of the prior quarter’s ending loan and MBS balance. The year-to-date repayments are annualized as a % of beginning of the year loan and MBS balance.

The volume of our originations increased 13% in the first six months of 2005 versus the same period in 2004 primarily due to the continued popularity of ARMs and an increase in the average loan size.

Loan and MBS repayments, including amortization and loan payoffs, were higher in the second quarter and first six months of 2005 as compared to the comparable periods in 2004 as a result of an increase in the portfolio balance. Repayments were high in the second quarter and first six months of 2005 because interest rates remained low from a historical standpoint leading to continued high levels of both home purchases and refinance activity.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. However, we also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. The ELOCs we originate are indexed either to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition) or to the Certificate of Deposit Index (CODI) discussed in “Management of Interest Rate Risk—Asset/Liability Management.” For the six months ended June 30, 2005, $486 million of ELOCs were originated (includes only amounts drawn at the time of establishment), of which $274 million were tied to the Prime Rate and $211 million were tied to CODI. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. Our general practice is to only originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in ELOCs and fixed-rate second mortgages for the three and six months ended June 30, 2005 and 2004.

TABLE 5

Equity Lines of Credit and Fixed-Rate Second Mortgages

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Equity Lines of Credit
New ELOCs established (a)	$622,342	$579,975	$1,006,883	$1,055,054
ELOC outstanding balance	2,656,826	2,258,440	2,656,826	2,258,440
ELOC maximum total line of credit available	4,128,996	3,396,242	4,128,996	3,396,242
Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$2,310	$33,361	$3,654	$70,276
Sales of second mortgages	-0-	36,673	-0-	36,985
Fixed-rate seconds held for investment	91,092	88,717	91,092	88,717

(a)	Includes the maximum total line of credit available for new ELOCs.

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

The following table provides information on net deferred loan costs for the three and six months ended June 30, 2005 and 2004.

TABLE 6

Net Deferred Loan Costs

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Beginning balance of net deferred loan costs	$982,227	$610,982	$915,008	$547,318
Net loan costs deferred	148,968	135,504	274,488	235,639
Amortization of net deferred loan costs	(80,421)	(46,156)	(139,637)	(77,659)
Net deferred loan costs (fees) transferred from MBS	9	-0-	924	(4,968)

Ending balance of net deferred loan costs	$1,050,783	$700,330	$1,050,783	$700,330

The growth in net deferred loan costs from June 30, 2004 to June 30, 2005 resulted primarily from the growth in the loan portfolio. The increase in the amortization of net deferred loan costs resulted from higher loan repayments.

Lending Operations

At June 30, 2005, we had lending operations in 38 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three months and six months ended June 30, 2005 and 2004 for Northern and Southern California and for our next five largest origination states by dollar amount in the second quarter and first six months of 2005.

TABLE 7

Loan Originations by State

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Northern California	$5,053,708	$4,546,760	$9,227,918	$7,906,586
Southern California	3,988,392	3,816,961	7,443,452	6,801,795
Florida	1,010,300	672,399	1,745,522	1,185,959
New Jersey	523,018	477,381	924,099	838,099
Arizona	345,469	163,573	569,914	284,704
Virginia	305,787	261,600	558,425	445,388
Illinois	281,765	321,627	493,461	548,572
Other states	1,944,544	2,179,287	3,664,929	3,822,347

Total	$13,452,983	$12,439,588	$24,627,720	$21,833,450

The following tables show loans receivable and MBS with recourse by state at June 30, 2005 and 2004 for Northern and Southern California and all other states with more than 2% of the total loan balance at June 30, 2005.

TABLE 8

Loan Portfolio by State

June 30, 2005

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$36,674,156	$1,792,433	$8,744	$38,475,333		34.79%
Southern California	28,980,059	1,491,936	939	30,472,934		27.56
Florida	6,961,902	78,004	213	7,040,119		6.37
New Jersey	4,946,456	-0-	259	4,946,715		4.47
Texas	3,267,634	149,676	101	3,417,411		3.09
Illinois	2,763,398	140,252	-0-	2,903,650		2.63
Washington	1,698,754	741,147	-0-	2,439,901		2.21
Virginia	2,364,885	3,010	-0-	2,367,895		2.14
Other states(a)	18,104,459	411,901	1,257	18,517,617		16.74

Totals	$105,761,703	$4,808,359	$11,513	110,581,575		100.00%

Loans on deposits				10,122
Other (b)				1,802,209

Total loans receivable and MBS with recourse				112,393,906
MBS with recourse				(1,346,080	)(c)

Total loans receivable				$111,047,826

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

TABLE 9

Loan Portfolio by State

June 30, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$29,255,391	$1,774,923	$10,165	$31,040,479		35.64%
Southern California	22,535,838	1,474,714	1,891	24,012,443		27.57
Florida	5,013,709	57,328	14	5,071,051		5.82
New Jersey	3,602,398	-0-	369	3,602,767		4.14
Texas	3,021,298	136,950	204	3,158,452		3.63
Illinois	2,106,046	141,360	-0-	2,247,406		2.58
Washington	1,481,845	706,182	-0-	2,188,027		2.51
Virginia	1,663,324	4,307	-0-	1,667,631		1.91
Other states(a)	13,725,373	364,006	5,037	14,094,416		16.20

Totals	$82,405,222	$4,659,770	$17,680	87,082,672		100.00%

Loans on deposits				10,947
Other (b)				1,569,632

Total loans receivable and MBS with recourse				88,663,251
MBS with recourse				(2,083,852	)(c)

Total loans receivable				$86,579,399

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for our borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, the accounting rules require that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the three and six months ended June 30, 2005 amounted to $7.0 billion and $8.1 billion, respectively, compared to $10.2 billion and $10.9 billion for the same periods in 2004. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity risk management.

Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity. MBS that are classified as held to maturity are those that we have the ability and intent to hold until maturity.

Structural Features of our ARMs

Most of the ARMs that we have originated since 1981 have the following structural features that are described in more detail below:

•	an interest rate that changes monthly and is based on an index plus a fixed margin set at origination;

•	payment options;

•	features that allow for deferred interest; and

•	lifetime interest rate caps, and in some cases interest rate floors, that limit the range of interest rates on the loans.

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

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage. During the second quarter and first six months of 2005, $52 million and $80 million, respectively, of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $58 million and $88 million during the same periods in 2004. We sell most of the converted fixed-rate loans.

Interest Rates and Indexes. Almost all the ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan rate changes monthly. For most of our lending, the indexes used are the Certificate of Deposit Index (CODI), the Golden West Cost of Savings Index (COSI), and the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Management of Interest Rate Risk—Asset/Liability Management.” The ELOCs we originate are indexed either to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition) or to CODI.

As further described in “Management of Interest Rate Risk—Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the three and six months ended June 30, 2005 and 2004.

TABLE 10

Adjustable Rate Mortgage Originations by Index (a)

(Dollars in thousands)

	Three Months Ended June 30				Six Months Ended June 30
ARM Index	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
CODI	$4,676,058	35%	$8,188,700	67%	$11,148,094	46%	$13,928,536	65%
COSI	8,467,456	63%	3,633,654	30%	12,805,232	52%	6,723,877	31%
COFI	134,207	1%	149,617	1%	261,716	1%	290,056	1%
Prime	98,986	1%	285,376	2%	274,477	1%	526,358	3%

Total	$13,376,707	100%	$12,257,347	100%	$24,489,519	100%	$21,468,827	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at June 30, 2005, December 31, 2004, and June 30, 2004.

TABLE 11

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	June 30 2005	% of Total	December 31 2004	% of Total	June 30 2004	% of Total
CODI(a)	$55,705,019	51%	$52,412,249	52%	$40,110,000	47%
COSI	39,211,027	36%	30,900,888	31%	27,376,544	32%
COFI	11,947,425	11%	13,537,745	14%	15,627,349	18%
Prime(b)	2,412,388	2%	2,575,524	3%	2,258,440	3%
Other(c)	265,205	0%	304,295	0%	359,441	0%

Total	$109,541,064	100%	$99,730,701	100%	$85,731,774	100%

(a)	Includes ELOCs tied to CODI.

(b)	ELOCs tied to the Prime Rate.

(c)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Payment Options. The monthly statement for most of our loans provides our borrowers with up to four payment options. These payment options include a minimum payment, an interest-only payment, a payment that enables the loan to pay off over its original term, and a payment that enables the loan to pay off 15 years from origination. In addition to these four specified payment options, borrowers may elect a payment of any amount above the minimum payment.

Substantially all of the ARMs we originate allow the borrowers to select an initial minimum monthly payment for the first year of the loan. The amount of the initial minimum payment currently is lower than the amount of interest due on the loan. After the first year, the minimum monthly payment for substantially all our ARMs is reset annually. The new minimum monthly payment amount generally cannot exceed the prior year’s minimum monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For other loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter. On each annual payment change date when the 7.5% cap does not apply, the new monthly payment amount will be set to an amount that would pay off the loan over its remaining term.

Although most of our loans have payments due on a monthly cycle, a significant number of borrowers elect to make payments on a biweekly cycle. A biweekly payment cycle results in a shorter period required to pay off the loan.

Deferred Interest. Deferred interest refers to interest that is added to the outstanding loan principal balance when a borrower’s monthly payment is less than the monthly interest due on the loan. Our loans have had this deferred interest feature for almost a quarter of a century. Borrowers always have the option to make a high enough monthly payment to avoid deferred interest, and many borrowers do so. Borrowers may also pay down the balance of deferred interest in whole or in part at any time without a prepayment fee.

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

The amount of deferred interest included in the loan portfolio amounted to $160 million, $55 million, and $27 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Deferred interest as a percentage of the total loan portfolio amounted to less than .15% of the total loan portfolio at June 30, 2005, December 31, 2004, and June 30, 2004. Deferred interest increased from June 2004 to June 2005 primarily because the indexes on our ARMs increased, the minimum payment on most new and existing loans was less than the interest due, and many borrowers made monthly payments that were lower than the amount of interest due. The amount of deferred interest that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside our control, including changes in the underlying index, the amount and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then due on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend lower.

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS before any reduction for loan servicing and guarantee fees) was 12.15% or 6.41% above the actual weighted average rate at June 30, 2005, versus 12.16% or 7.16% above the actual weighted average rate at December 31, 2004, and 12.20% or 7.48% above the weighted average rate at June 30, 2004.

During the life of some ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. A portion of our ARMs are subject to lifetime floors. At June 30, 2005, approximately $4.5 billion of our ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of June 30, 2005, $837 million of ARM loans had reached their rate floors, compared to $1.6 billion at December 31, 2004, and $2.1 billion at June 30, 2004. The weighted average floor rate on the loans that had reached their floor was 5.61% at June 30, 2005 compared to 5.36% at December 31, 2004 and 5.32% at June 30, 2004. Without the floor, the average rate on these loans would have been 5.02% at June 30, 2005, 4.44% at December 31, 2004, and 4.28% at June 30, 2004.

Securities Available for Sale

Funds not immediately needed for operations are invested in short-term instruments, including federal funds, short-term repurchase agreements collateralized by MBS, Eurodollar time deposits, and commercial paper. Our practice is to invest only with counterparties that have high credit ratings. The balance of short-term securities available for sale may fluctuate due to our management of the Company’s liquidity needs. In addition to short-term investments, we hold stock in Federal Home Loan Mortgage Corporation (Freddie Mac). We obtained the Freddie Mac stock in 1984 and it has a cost basis of $6 million. The following table is a summary of information about investment securities, which the Company classifies as available for sale and are reported at fair value.

TABLE 12

Composition of Securities Available for Sale

(Dollars in thousands)

	June 30 2005	December 31 2004	June 30 2004
Federal funds	$666,702	$861,353	$731,046
Eurodollar time deposits	425,000	75,000	280,000
Commercial paper	200,000	-0-	-0-
U.S. government obligation	1,761	1,760	1,758
Short-term repurchase agreements collateralized by MBS	-0-	-0-	150,000

Short-term securities available for sale	1,293,463	938,113	1,162,804
Freddie Mac stock	366,593	414,194	355,746
Other	22,494	22,078	21,335

Total securities available for sale	$1,682,550	$1,374,385	$1,539,885

Included in the balances above are net unrealized gains on investment securities available for sale of $363 million, $410 million, and $351 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The cost basis of the securities available for sale portfolio at June 30, 2005, December 31, 2004, and June 30, 2004 was $1.3 billion, $964 million, and $1.2 billion, respectively, with weighted average yields excluding equity securities of 3.41%, 2.08%, and 1.35% at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, we had no securities held for trading.

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

The following table shows the changes in capitalized mortgage servicing rights (CMSRs) for the three and six months ended June 30, 2005 and 2004.

TABLE 13

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
CMSRs
Balance, beginning of period	$54,181	$82,503	$60,544	$88,967
New CMSRs from loan sales	1,335	3,424	2,751	6,613
Amortization	(7,647)	(9,710)	(15,426)	(19,363)

Balance, end of period	47,869	76,217	47,869	76,217
Valuation Allowance
Balance, beginning of period	(5,973)	-0-	(7,310)	-0-
Recovery of valuation allowance	1,939	-0-	3,276	-0-

Balance, end of period	(4,034)	-0-	(4,034)	-0-

CMSRs, net	$43,835	$76,217	$43,835	$76,217

The estimated amortization of the June 30, 2005 balance for the remainder of 2005 and the five years ending 2010 is $14.4 million (2005), $20.0 million (2006), $10.1 million (2007), $3.2 million (2008), $182 thousand (2009), and $1 thousand (2010). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

The estimated fair value of CMSRs as of June 30, 2005, December 31, 2004, and June 30, 2004 was $53 million, $62 million, and $79 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $4 million at June 30, 2005 and $7 million at December 31, 2004. As a result, we had an impairment valuation allowance of $4 million and $7 million at June 30, 2005 and December 31, 2004, respectively. The book value of the Company’s CMSRs did not exceed the fair value at June 30, 2004 and, therefore, no valuation allowance for impairment was required.

Deposits

We raise deposits through our retail branch system, through the Internet, and, from time to time, through the money markets. Retail deposits increased during the second quarter of 2005 by $3.6 billion compared to an increase of $1.2 billion in the second quarter of 2004. Retail deposits increased during the first half of 2005 by $6.3 billion compared to an increase of $1.9 billion in the first half of 2004. In the first half of 2005, the public found insured deposits to be an attractive investment. We aggressively priced our promoted products and received favorable customer response that resulted in high retail deposit growth. During the first half of 2005, the Company promoted traditional certificate of deposit accounts and many customers transferred funds from transaction accounts to certificate of deposit accounts. At June 30, 2005 and 2004, transaction accounts represented 37% and 71%, respectively, of the total balance of deposits. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

The table below shows the Company’s deposits by interest rate and by remaining maturity at June 30, 2005 and 2004.

TABLE 14

Deposits

(Dollars in thousands)

	June 30
	2005		2004
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.29%	$4,667,036	1.44%	$5,996,296
Savings accounts (a)	1.87	17,118,861	1.73	28,528,325
Term certificate accounts with original maturities of:
4 weeks to 1 year	3.27	27,775,539	1.76	7,002,348
1 to 2 years	2.88	5,159,559	1.28	2,125,076
2 to 3 years	2.58	1,241,198	2.34	1,361,594
3 to 4 years	3.13	960,214	3.54	1,311,742
4 years and over	4.40	2,276,600	4.68	2,243,668
Retail jumbo CDs	1.64	27,133	1.91	42,304

		$59,226,140		$48,611,353

Deposits by remaining maturity:
No contractual maturity	1.75%	$21,785,897	1.68%	$34,524,621
Maturity within one year	3.19	33,901,757	1.97	10,572,201
1 to 5 years	3.82	3,537,887	3.59	3,511,612
Over 5 years	3.34	599	3.60	2,919

		$59,226,140		$48,611,353

(a)	Includes money market deposit accounts and passbook accounts.

At June 30, the weighted average cost of deposits was 2.70% (2005) and 1.88% (2004).

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments and are tied to the London Interbank Offered Rate (LIBOR). In the first half of 2005, borrowings increased by $3.5 billion to $49.2 billion from $45.7 billion at yearend 2004 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and FHLB capital stock that we own. FHLB advances amounted to $35.8 billion at June 30, 2005, compared to $33.8 billion at December 31, 2004 and $28.7 billion at June 30, 2004.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both an unsecured and secured basis. Most of WSB’s capital market funding consists of unsecured bank notes. WSB has a bank note program that allows us to issue an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. In March 2005, WSB issued $700 million in notes under this program and in June 2005, WSB issued an additional $750 million in notes under this program. $5.3 billion remains available for issuance under this program. Bank notes with maturities of 270 days or longer are reported as senior debt on the Consolidated Statement of Financial Condition. At June 30, 2005, December 31, 2004, and June 30, 2004, WSB had $5.7 billion, $4.3 billion, and $2.0 billion of long-term unsecured senior debt outstanding. As of June 30, 2005, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. At June 30, 2005, December 31, 2004, and June 30, 2004, WSB had $2.2 billion, $2.7 billion, and $1.8 billion, respectively, of short-term bank notes outstanding. As of June 30, 2005, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $4.5 billion, $3.9 billion, and $3.5 billion at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt, although none was issued in 2004 or 2005. At June 30, 2005, Golden West, at the holding company level, had $994 million of senior debt outstanding compared to $993 million and $992 million at December 31, 2004 and June 30, 2004, respectively. Golden West had no subordinated debt outstanding during those time periods. As of June 30, 2005, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

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

Asset/Liability Management

Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest rate sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly, which means that the yield on our loan portfolio responds to movements in interest rates. At June 30, 2005, ARMs constituted 99% of our loan and MBS portfolio, and 97% of our ARM portfolio adjusted monthly.

The primary difference between how our ARMs and liabilities respond to interest rate changes is principally timing related. Specifically, rates on our liabilities tend to adjust more rapidly to interest rate changes than the yield on our ARM portfolio, primarily because of built-in reporting and repricing lags that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in market interest rates are significantly reflected in the indexes. In addition to the index lags, other structural features of the ARMs, described under “The Loan Portfolio—Structural Features of our ARMs,” can delay the repricing of our assets.

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

TABLE 16

Summary of Key Indexes

	CODI	COSI	COFI
How the Index is Calculated	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to Golden West’s cost of deposits as reported monthly.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	COSI equals our own cost of deposits. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, COFI has tracked our cost of deposits. The match is not perfect since COFI includes the cost of savings and borrowings of many other institutions as well as our own.

% ARM Originations for First Six Months of 2005	46%	52%	1%

Percentage of ARM Portfolio at June 30, 2005	51%	36%	11%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	CODI is a 12-month rolling average and it takes time before the index is able to reflect, or “catch up” with, a change in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits. However, the CODI repricing lag has not been offset by the much shorter lag on the Company’s borrowings.	The rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	The portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

As discussed above, market interest rate movements are the most significant factor that affects our primary spread. The primary spread is also influenced by:

•	the shape of the yield curve (the difference between short-term and long-term interest rates) and competition in the home lending market, both of which influence the pricing of our adjustable and fixed-rate mortgage products;

•	our efforts to attract deposits and competition in the retail investment market, which influence the pricing of our deposit products; and

•	the prices that we pay for our borrowings.

The table below shows the primary spread, and its main components, at June 30, 2005, December 31, 2004, and June 30, 2004.

TABLE 17

Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread

	June 30 2005	December 31 2004	June 30 2004
Yield on loan portfolio and MBS	5.40%	4.75%	4.50%
Yield on investments	3.41	2.08	1.35

Yield on interest-earning assets	5.38	4.73	4.46

Cost of deposits	2.70	2.08	1.88
Cost of borrowings	3.34	2.38	1.43

Cost of funds	2.99	2.22	1.69

Primary spread	2.39%	2.51%	2.77%

During 2004, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, five times, bringing the rate up to 2.25% at December 31, 2004 as compared to 1.00% at December 31, 2003. During the first half of 2005, the Federal Reserve’s Open Market Committee raised the Federal Funds rate four times, bringing the rate up to 3.25% at June 30, 2005. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags described above.

The following table shows the average primary spread by quarter.

TABLE 18

Average Primary Spread

	For the Quarter Ended
	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004
Average primary spread	2.39%	2.46%	2.60%	2.70%	2.86%

For the five years ended June 30, 2005, which included periods of both falling and rising interest rates, our primary spread averaged 2.71%.

Financial institutions often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of June 30, 2005, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 19

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of June 30, 2005

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$1,681	$2	$-0-	$-0-	$1,683
MBS:
Adjustable rate	1,279	-0-	-0-	-0-	1,279
Fixed-rate	18	41	164	196	419
Loans receivable:(b) (c)
Adjustable rate	108,834	697	210	-0-	109,741
Fixed-rate held for investment	87	183	421	245	936
Fixed-rate held for sale	48	-0-	-0-	-0-	48
Other(d)	1,928	-0-	-0-	136	2,064

Total	$113,875	$923	$795	$577	$116,170

Interest-Bearing Liabilities:
Deposits(e)	$41,834	$13,853	$3,538	$1	$59,226
FHLB advances	34,675	371	144	566	35,756
Other borrowings	10,528	-0-	2,397	495	13,420
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$88,937	$14,224	$4,179	$1,062	$108,402

Repricing gap	$24,938	$(13,301)	$(3,384)	$(485)	$7,768

Cumulative gap	$24,938	$11,637	$8,253	$7,768

Cumulative gap as a percentage of total assets	21.2%	9.9%	7.0%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Excludes nonaccrual loans (90 days or more past due).

(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.

(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.

(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

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

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of June 30, 2005, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. We entered into one such swap with a notional amount of $400 million in June 2004, another with a notional amount of $800 million in December 2004, and another with a notional amount of $700 million in March 2005. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. At June 30, 2005, we do not hold any derivative financial instruments for trading purposes.

The following table illustrates as of June 30, 2005, the maturities and weighted average rates for the interest rate swaps and the hedged fixed-rate senior debt.

Table 20

Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt

As of June 30, 2005

(Dollars in thousands)

	Expected Maturity Date as of June 30, 2005
	2006	2007	2008	2009	2010	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$-0-	$-0-	$700,000	$1,200,000	$-0-	$1,900,000	$1,898,112
Weighted average interest rate	.00%	.00%	4.28%	4.39%	.00%	4.35%
Swap Contracts							$6,817
Weighted average interest rate paid	.00%	.00%	3.23%	3.33%	.00%	3.29%
Weighted average interest rate received	.00%	.00%	4.15%	4.19%	.00%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 3.46% at June 30, 2005. The range of floating interest rates paid on swap contracts in the first six months of 2005 was 2.51% to 3.46%. The range of fixed interest rates received on swap contracts in the first six months of 2005 was 4.09% to 4.39%.

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

California Housing Market

Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure to potential adverse conditions in California. The average loan size for our California one- to four-family first mortgage originations in the first six months of 2005 was approximately $325 thousand.

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

Historically, foreclosed loans with LTVs or CLTVs greater than 80% at origination have resulted in greater credit losses as compared to loans originated with LTVs or CLTVs at 80% or lower. We therefore focus our lending activity on loans that have LTVs or CLTVs at or below 80%. In addition, we take steps to reduce the potential credit risk with respect to loans with LTVs or CLTVs over 80%. Among other things:

•	a significant percentage of first mortgage loans with LTVs over 80% carry mortgage insurance, which reimburses us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%;

•	the LTV or CLTV may not exceed 95% of the appraised value of a single-family residence at the time of origination; and

•	we carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80% at origination; for ELOCs the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the aggregate of the highest balance of each loan originally in the pool; for fixed-rate seconds the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows mortgage originations with LTVs or CLTV greater than 80% for the three and six months ended June 30, 2005 and 2004. LTV or CLTV is based on the original amount of the loan(s) divided by the appraised value of the property at the time of origination.

TABLE 21

First Mortgage Originations with

LTVs or CLTVs Greater Than 80%

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
First mortgages with LTVs greater than 80%:
With mortgage insurance	$10,576	$20,379	$19,748	$46,269
With no mortgage insurance	41,273	27,218	68,145	44,084

Total	$51,849	$47,597	$87,893	$90,353

Percentage of total originations	.39%	.38%	.36%	.41%

First and second mortgages with CLTVs greater than 80%:(a)
With pool insurance on second mortgages	$826,700	$1,049,639	$1,400,070	$1,910,645
With no pool insurance	4,933	95,135	7,906	223,264

Total	$831,633	$1,144,774	$1,407,976	$2,133,909

Percentage of total originations	7.44%	9.20%	5.72%	9.77%

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. The CLTV data only includes firsts and seconds that were originated together in the same month.

The following table shows at June 30, 2005 and 2004 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%. LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 22

Balance of First Mortgages with Original and Current

Loan to Value Ratios Greater Than 80% (a)

(Dollars in thousands)

	As of June 30
	2005	2004
First mortgages with original and current LTV ratios greater than 80%:
With mortgage insurance	$412,854	$515,014
With no mortgage insurance	196,700	155,615

Total	$609,554	$670,629

Percentage of total loan portfolio	1%	1%

(a)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

The following table shows at June 30, 2005 and 2004 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 23

Balance of Mortgages with

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	As of June 30
	2005	2004
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$6,029,298	$5,752,841
With no pool insurance	344,695	603,119

Total	$6,373,993	$6,355,960

Percentage of total loan portfolio	6%	7%

At June 30, 2005, December 31, 2004, and June 30, 2004, the aggregate average of LTVs and CLTVs on the loans in portfolio was 68%, 69%, and 69%, respectively. These figures do not take into account changes in property values since the time of origination.

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

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at June 30, 2005, December 31, 2004, and June 30, 2004.

TABLE 24

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	June 30 2005	December 31 2004	June 30 2004
Nonaccrual loans	$322,173	$332,329	$368,502
Foreclosed real estate	8,769	11,461	9,885

Total nonperforming assets	$330,942	$343,790	$378,387

TDRs	$126	$3,810	$3,832

Ratio of NPAs to total assets	.28%	.32%	.41%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.28%	.33%	.41%

The following tables set forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at June 30, 2005.

TABLE 25

Nonperforming Assets by State

June 30, 2005

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate
State	1 – 4	5+		1 - 4	5+
Northern California	$84,828	$-0-	$-0-	$637	$-0-	$85,465.22%
Southern California	42,226	-0-	104	-0-	-0-		42,330.14
Florida	18,716	-0-	-0-	-0-	-0-		18,716.27
New Jersey	19,583	-0-	-0-	159	-0-		19,742.40
Texas	37,693	-0-	-0-	5,293	-0-	42,986	1.26
Illinois	14,331	-0-	-0-	-0-	-0-		14,331.49
Washington	10,092	-0-	-0-	-0-	-0-		10,092.41
Virginia	2,126	-0-	-0-	-0-	-0-		2,126.09
Other states(c)	90,789	1,685	-0-	2,680	-0-		95,154.51

Totals	$320,384	$1,685	$104	$8,769	$-0-	$330,942.30%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

TABLE 26

Nonperforming Assets by State

June 30, 2004

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			FRE		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate

State	1 – 4	5+		1 - 4	5+
Northern California	$103,961	$869	$22	$1,201	$-0-	$106,053.34%
Southern California	53,472	266	104	-0-	-0-		53,842.22
Florida	22,764	-0-	-0-	152	-0-		22,916.45
New Jersey	23,001	-0-	-0-	712	-0-		23,713.66
Texas	42,673	-0-	-0-	2,796	-0-	45,469	1.44
Illinois	16,297	-0-	-0-	-0-	-0-		16,297.73
Washington	13,868	423	-0-	786	-0-		15,077.69
Virginia	2,563	-0-	-0-	-0-	-0-		2,563.15
Other states(c)	88,159	60	-0-	4,238	-0-		92,457.66

Totals	$366,758	$1,618	$126	$9,885	$-0-	$378,387.43%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

The lower balance of total NPAs at June 30, 2005 as compared to June 30, 2004 reflected the impact of the continued strong housing market and prevailing economic conditions. We attribute the relatively high level of NPAs in Texas to economic difficulties in the state over the past several years. Although economic conditions may be improving in Texas, some weakness remains in the residential lending market. We closely monitor all delinquencies and take appropriate steps to protect our interests. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to an expense of $179 thousand and $1.5 million for the three and six months ended June 30, 2005, compared to a recovery of $1.6 million and $465 thousand for the second quarter and first six months of 2004.

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

The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004.

TABLE 27

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Beginning allowance for loan losses	$290,192	$289,351	$290,110	$289,937
Provision for losses	1,807	392	2,691	633
Loans charged off	(824)	(163)	(2,050)	(1,227)
Recoveries	512	416	936	653

Ending allowance for loan losses	$291,687	$289,996	$291,687	$289,996

Annualized ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.01%	.00%	.01%	.00%

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity			.26%	.33%

Ratio of allowance for loan losses to NPAs			88.1%	76.6%

The provision for loan losses continued to reflect the low level of nonperforming assets and net chargeoffs that we experienced as a result of the strong nationwide housing market and the prevailing economic conditions.

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for the three and six months ended June 30, 2005 and 2004.

TABLE 28

Selected Financial Results

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Interest income	$1,464,202	$977,732	$2,775,687	$1,917,489
Interest expense	744,637	335,046	1,351,558	655,549

Net interest income	719,565	642,686	1,424,129	1,261,940
Provision for loan losses	1,807	392	2,691	633
Noninterest income	112,085	81,147	194,698	140,954
General and administrative expenses	238,574	207,533	462,813	407,047
Taxes on income	230,840	199,190	444,644	378,772

Net earnings	$360,429	$316,718	$708,679	$616,442

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

The 13% increase in net interest income in the first six months of 2005 compared with the prior year resulted primarily from the growth in the loan portfolio, our principal earning asset. Between June 30, 2005 and June 30, 2004, our earning asset balance increased by $24 billion or 26%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in the first six months of 2005 was a decrease in our average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed under “Management of Interest Rate Risk - Asset/Liability Management.”

TABLE 29

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$109,275,616	5.25%	5.40%	$85,178,143	4.53%	4.50%
Investments	1,284,946	3.57	3.41	1,192,546	1.59	1.35
Invest in capital stock of FHLBs	1,676,794	4.12	n/a (c)	1,232,718	3.01	n/a (c)

Earning assets	$112,237,356	5.22%	5.38%	$87,603,407	4.46%	4.46%

LIABILITIES
Deposits:
Checking accounts	$4,877,341	1.29%	1.29%	$5,751,537	1.39%	1.44%
Savings accounts (d)	19,721,922	1.88	1.87	29,972,618	1.71	1.73
Term accounts	32,670,653	3.14	3.25	11,951,612	2.38	2.38

Total deposits	57,269,916	2.55	2.70	47,675,767	1.84	1.88
Advances from FHLBs	35,573,076	3.08	3.29	26,479,432	1.25	1.35
Reverse repurchases	4,393,333	3.07	3.25	3,039,176	1.15	1.29
Other borrowings (e)	8,529,261	3.38	3.58	4,934,168	1.94	2.05

Interest-bearing liabilities	$105,765,586	2.82%	2.99%	$82,128,543	1.63%	1.69%

Average net yield		2.40%			2.83%

Primary Spread			2.39%			2.77%

Net interest income	$719,565			$642,686

Net yield on average earning assets (f)		2.56%			2.93%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Includes money market deposit accounts and passbook accounts.

(e)	The Company entered into two interest rate swaps in 2004 and one in 2005 to effectively convert certain fixed-rate debt to variable rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

(f)	Net interest income divided by daily average of earning assets.

TABLE 30

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$106,793,322	5.09%	5.40%	$82,606,728	4.57%	4.50%
Investments	1,427,025	3.26	3.41	1,746,509	1.42	1.35
Invest in capital stock of FHLBs	1,652,180	3.99	n/a (c)	1,198,524	3.16	n/a (c)

Earning assets	$109,872,527	5.05%	5.38%	$85,551,761	4.48%	4.46%

LIABILITIES
Deposits:
Checking accounts	$5,012,505	1.31%	1.29%	$5,686,595	1.38%	1.44%
Savings accounts (d)	24,058,349	1.89	1.87	30,076,840	1.71	1.73
Term accounts	26,571,422	3.03	3.25	11,590,179	2.39	2.38

Total deposits	55,642,276	2.38	2.70	47,353,614	1.84	1.88
Advances from FHLBs	35,322,553	2.82	3.29	24,915,875	1.25	1.35
Reverse repurchases	4,178,570	2.82	3.25	2,754,473	1.14	1.29
Other borrowings (e)	8,355,412	3.16	3.58	5,180,662	1.88	2.05

Interest-bearing liabilities	$103,498,811	2.61%	2.99%	$80,204,624	1.63%	1.69%

Average net yield		2.44%			2.85%

Primary Spread			2.39%			2.77%

Net interest income	$1,424,129			$1,261,940

Net yield on average earning assets (f)		2.59%			2.95%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Includes money market deposit accounts and passbook accounts.

(e)	The Company entered into two interest rate swaps in 2004 and one in 2005 to effectively convert certain fixed-rate debt to variable rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

(f)	Net interest income divided by daily average of earning assets.

Noninterest Income

The increase in noninterest income for the second quarter and first six months of 2005 as compared to the same periods in 2004 resulted primarily from an increase in prepayment fees principally due to higher loan prepayments.

General and Administrative Expenses

G&A expenses increased in the second quarter and first six months of 2005 to support the record loan volume and the continued investment in resources to support future growth.

G&A as a percentage of average assets (the “G&A ratio”) on an annualized basis was .83% and .82% for the second quarter and first six months of 2005 compared to .93% and .94% for the same periods in 2004. The G&A ratio was lower in the second quarter and first six months of 2005 as compared to the same periods in 2004 because the Company’s strong asset growth over the past 12 months more than offset the increase in G&A expense. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 28.69% and 28.59% for the second quarter and first six months of 2005 compared to 28.67% and 29.01% for the second quarter and first six months of 2004.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 39.0% and 38.6% for the second quarter and first six months of 2005 compared to 38.6% and 38.1% for the comparable periods in 2004. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and to a much smaller extent purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions.

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to Golden West. The principal uses of funds at Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses. At June 30, 2005, December 31, 2004, and June 30, 2004,

Golden West’s total cash and investments amounted to $827 million, $817 million, and $602 million, respectively.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of June 30, 2005, WSB maintained approximately $7.6 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of June 30, 2005, WSB, our primary subsidiary, had long-term unsecured credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $7.9 billion, $7.3 billion, and $6.6 billion at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $662 million during the first six months of 2005 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Stockholders’ equity increased by $618 million during the first six months of 2004 as a result of net earnings and the increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders.

Uses of Capital

As in prior years, we retained most of our earnings in the first six months of 2005. The 18% annualized growth in our net worth for the first six months of 2005 allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue. Even with asset growth of 10% for the first six months of 2005, our stockholders’ equity to asset ratio was 6.76% at June 30, 2005.

We did not purchase any shares of Golden West common stock in 2005. As of June 30, 2005, 18,656,358 shares remained available for purchase under the stock purchase program that our Board of Directors has authorized. Since October 1993, 102.5 million shares have been purchased under the stock repurchase program and retired at a cost of $1.4 billion. Earnings from WSB are expected to continue to be the major source of funding for the stock purchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note A to the Notes to Consolidated Financial Statements included in the Form 10-K. As of June 30, 2005, the most recent notification from the Office of Thrift Supervision categorized WSB and WTX as “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that notification that we believe would have an impact on the “well-capitalized” categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at June 30, 2005 and 2004.

TABLE 31

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of June 30, 2005

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$7,847,569	6.73%	$1,750,170	1.50%	—	—
Tier 1 (core or leverage)	7,847,569	6.73	4,667,120	4.00	$5,833,899	5.00%
Tier 1 risk-based	7,847,569	12.46	—	—	3,777,600	6.00
Total risk-based	8,138,359	12.93	5,036,799	8.00	6,295,999	10.00
WTX
Tangible	$700,554	5.22%	$201,123	1.50%	—	—
Tier 1 (core or leverage)	700,554	5.22	536,329	4.00	$670,411	5.00%
Tier 1 risk-based	700,554	22.99	—	—	182,834	6.00
Total risk-based	703,107	23.07	243,779	8.00	304,724	10.00

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which provides public companies additional guidance in applying the provisions of SFAS 123R. The SAB expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain existing SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB would be applied upon the adoption of SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 28 through 30. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment experience. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at June 30, 2005, a 200 basis point rate increase sustained over a thirty-six month period would temporarily reduce our primary spread, but would not adversely affect our long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

No changes were made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

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

GOLDEN WEST FINANCIAL CORPORATION

Dated: August 8, 2005	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan
Group Senior Vice President and Chief Accounting Officer