Form 10-Q
period 2005-09-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2005-11-08
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2005:

Common Stock — 307,038,526 shares.

GOLDEN WEST FINANCIAL CORPORATION

INDEX OF TABLES

Page
Selected Financial Data
Financial Highlights (Table 1)	14
Asset, Liability, and Equity Components as Percentages of the Total Balance Sheet (Table 2)	16
Selected Financial Results (Table 28)	41
Loan Portfolio
Balance of Loans Receivable and MBS by Component (Table 3)	17
Loan Originations and Repayments (Table 4)	17
Equity Lines of Credit and Fixed-Rate Second Mortgages (Table 5)	18
Net Deferred Loan Costs (Table 6)	19
Loan Originations by State (Table 7)	19
Loan Portfolio by State (September 30, 2005) (Table 8)	20
Loan Portfolio by State (September 30, 2004) (Table 9)	21
ARM Originations by Index (Table 10)	22
ARM Portfolio by Index (Table 11)	23
Balance of First Mortgages with Original and Current LTV Ratios Greater Than 80% (Table 22)	35
Balance of Mortgages with CLTV Ratios Greater Than 80% (Table 23)	36
Management of Credit Risk
First Mortgage Originations with LTVs or CLTVs Greater Than 80% (Table 21)	35
Nonperforming Assets and Troubled Debt Restructured (Table 24)	37
Nonperforming Assets by State (September 30, 2005) (Table 25)	37
Nonperforming Assets by State (September 30, 2004) (Table 26)	38
Changes in Allowance for Loan Losses (Table 27)	39
Asset / Liability Management
Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread (Table 15)	29
Summary of Key Indexes (Table 16)	30
Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread (Table 17)	31
Average Primary Spread (Table 18)	31
Repricing of Earning Assets and Interest-Bearing Liabilities, Repricing Gaps, and Gap Ratios (Table 19)	32
Average Earning Assets and Interest-Bearing Liabilities (Three Months Ended September 30) (Table 29)	42
Average Earning Assets and Interest-Bearing Liabilities (Nine Months Ended September 30) (Table 30)	43
Deposits
Deposits (Table 14)	27
Borrowings
Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt (Table 20)	33
Regulatory Capital
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (September 30, 2005) (Table 32)	47
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (September 30, 2004) (Table 33)	47
Other
Composition of Securities Available for Sale (Table 12)	25
Capitalized Mortgage Servicing Rights (Table 13)	26
Common Stock Repurchase Activity (Table 31)	46

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

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	September 30 2005	December 31 2004	September 30 2004
Assets
Cash	$326,443	$292,421	$283,776
Securities available for sale, at fair value	1,577,060	1,374,385	919,647
Purchased mortgage-backed securities available for sale, at fair value	12,634	14,438	15,915
Purchased mortgage-backed securities held to maturity, at cost	318,257	375,632	395,887
Mortgage-backed securities with recourse held to maturity, at cost	1,253,710	1,719,982	1,889,322
Loans receivable:
Loans held for sale	127,553	52,325	55,899
Loans held for investment less allowance for loan losses	114,801,293	100,506,854	94,259,118

Total Loans Receivable	114,928,846	100,559,179	94,315,017
Interest earned but uncollected	361,595	248,073	233,257
Investment in capital stock of Federal Home Loan Banks, at cost	1,797,533	1,563,276	1,484,560
Foreclosed real estate	8,828	11,461	8,815
Premises and equipment, net	401,713	391,523	378,769
Other assets	294,787	338,171	322,662

Total Assets	$121,281,406	$106,888,541	$100,247,627

Liabilities and Stockholders’ Equity
Deposits	$58,429,315	$52,965,311	$51,666,515
Advances from Federal Home Loan Banks	38,896,681	33,781,895	32,017,135
Securities sold under agreements to repurchase	5,150,000	3,900,000	3,650,179
Bank notes	2,488,983	2,709,895	869,154
Senior debt	6,705,316	5,291,840	3,997,707
Taxes on income	560,182	561,772	611,997
Other liabilities	780,460	402,952	544,153
Stockholders’ equity	8,270,469	7,274,876	6,890,787

Total Liabilities and Stockholders’ Equity	$121,281,406	$106,888,541	$100,247,627

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest Income:
Interest on loans	$1,575,068	$1,025,021	$4,246,023	$2,835,482
Interest on mortgage-backed securities	22,448	28,843	71,022	104,578
Interest and dividends on investments	34,250	19,066	90,408	50,359

	1,631,766	1,072,930	4,407,453	2,990,419
Interest Expense:
Interest on deposits	421,513	243,669	1,084,860	679,023
Interest on advances	328,755	123,565	825,934	279,547
Interest on repurchase agreements	43,747	13,767	102,701	29,407
Interest on other borrowings	89,923	26,800	222,001	75,373

	883,938	407,801	2,235,496	1,063,350

Net Interest Income	747,828	665,129	2,171,957	1,927,069
Provision for loan losses	2,810	197	5,501	830

Net Interest Income after Provision for Loan Losses	745,018	664,932	2,166,456	1,926,239
Noninterest Income:
Fees	106,748	53,292	260,865	150,601
Gain on the sale of securities, MBS and loans	3,089	1,901	6,694	11,154
Other	19,597	16,412	56,573	50,804

	129,434	71,605	324,132	212,559
Noninterest Expense:
General and administrative:
Personnel	163,189	135,808	474,811	404,111
Occupancy	23,730	21,640	68,523	62,778
Technology and telecommunications	23,228	18,768	67,902	59,070
Deposit insurance	1,857	1,743	5,581	5,303
Advertising	4,361	7,979	18,946	18,458
Other	21,017	24,522	64,432	67,787

	237,382	210,460	700,195	617,507
Earnings before Taxes on Income	637,070	526,077	1,790,393	1,521,291
Taxes on income	254,830	201,299	699,474	580,071

Net Earnings	$382,240	$324,778	$1,090,919	$941,220

Basic Earnings Per Share	$1.24	$1.06	$3.55	$3.08

Diluted Earnings Per Share	$1.22	$1.05	$3.50	$3.04

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Cash Flows from Operating Activities:
Net earnings	$382,240	$324,778	$1,090,919	$941,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,810	197	5,501	830
Amortization of net loan costs	98,777	52,472	239,496	132,680
Depreciation and amortization	13,128	12,278	39,270	34,802
Loans originated for sale	(129,114)	(81,850)	(242,290)	(359,909)
Sales of loans	225,897	99,405	415,017	455,868
Increase in interest earned but uncollected	(41,771)	(28,453)	(110,069)	(46,674)
Federal Home Loan Bank stock dividends	(17,930)	(12,909)	(50,856)	(31,845)
Decrease in other assets	33,789	8,764	33,075	76,660
Increase in other liabilities	201,581	108,060	351,151	258,632
Increase in taxes on income	6,575	20,289	57,027	35,876
Other, net	(118,522)	(5,809)	(224,132)	(16,446)

Net cash provided by operating activities	657,460	497,222	1,604,109	1,481,694
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for portfolio	(13,639,827)	(13,989,889)	(38,154,371)	(35,545,280)
Real estate loans purchased	(230)	(36,158)	(856)	(45,504)
Other, net	226,140	109,318	12,162	(429,856)

	(13,413,917)	(13,916,729)	(38,143,065)	(36,020,640)
Real estate loan principal repayments	9,447,118	6,123,017	23,727,632	16,767,848
Purchases of mortgage-backed securities held to maturity	-0-	-0-	-0-	(19,028)
Repayments of mortgage-backed securities	110,551	196,778	351,532	722,159
Proceeds from sales of foreclosed real estate	10,681	11,491	33,999	39,153
Decrease (increase) in securities available for sale	56,625	631,278	(298,418)	999,148
Purchases of Federal Home Loan Bank stock	(91,502)	(154,668)	(186,854)	(303,198)
Additions to premises and equipment	(12,108)	(14,699)	(50,332)	(54,506)

Net cash used in investing activities	(3,892,552)	(7,123,532)	(14,565,506)	(17,869,064)

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$(796,825)	$3,055,162	$5,464,004	$4,939,550
Additions to Federal Home Loan Bank advances	4,439,000	4,370,200	11,294,000	13,921,100
Repayments of Federal Home Loan Bank advances	(1,298,189)	(1,065,563)	(6,179,214)	(3,904,200)
Proceeds from agreements to repurchase securities	2,700,000	1,500,352	7,000,000	4,801,855
Repayments of agreements to repurchase securities	(2,000,000)	(1,320,934)	(5,750,000)	(4,173,061)
Increase (decrease) in bank notes	256,028	(917,514)	(220,912)	(2,146,700)
Net proceeds from senior debt	-0-	998,125	1,446,009	2,993,659
Dividends on common stock	(18,476)	(15,284)	(55,330)	(45,778)
Exercise of stock options	3,884	9,212	22,018	23,898
Purchase and retirement of Company stock	(25,156)	-0-	(25,156)	-0-

Net cash provided by financing activities	3,260,266	6,613,756	12,995,419	16,410,323

Net Increase (Decrease) in Cash	25,174	(12,554)	34,022	22,953
Cash at beginning of period	301,269	296,330	292,421	260,823

Cash at end of period	$326,443	$283,776	$326,443	$283,776

Supplemental cash flow information:
Cash paid for:
Interest	$836,295	$377,730	$2,137,523	$1,006,721
Income taxes	248,255	181,011	642,448	544,231
Cash received for interest and dividends	1,470,248	1,037,165	4,069,159	2,925,340
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	196,020	21,248	275,720	109,430
Loans transferred to foreclosed real estate	11,356	10,205	31,524	32,877
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	9,302,634	9,138,391	17,408,359	20,061,221
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	-0-	163,416	1,024,116
Transfer of loans from held for sale to loans held for investment	4,060	50,186	9,988	56,607

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands except per share figures)

	Nine Months Ended September 30, 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876
Net earnings		-0-	-0-	1,090,919	-0-	1,090,919
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(58,585)	(58,585)

Comprehensive income						1,032,334
Common stock issued upon exercise of stock options, including tax benefits	1,483,560	149	43,596	-0-	-0-	43,745
Purchase and retirement of shares of Company stock	(425,000)	(43)	-0-	(25,113)	-0-	(25,156)
Cash dividends on common stock ($.18 per share)		-0-	-0-	(55,330)	-0-	(55,330)

Balance at September 30, 2005	307,583,276	$30,758	$307,366	$7,739,474	$192,871	$8,270,469

	Nine Months Ended September 30, 2004
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	304,238,216	$15,212	$220,923	$5,513,434	$197,699	$5,947,268
Net earnings		-0-	-0-	941,220	-0-	941,220
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	24,179	24,179

Comprehensive income						965,399
Common stock issued upon exercise of stock options, including tax benefits	1,864,562	93	23,805	-0-	-0-	23,898
Cash dividends on common stock ($.15 per share)		-0-	-0-	(45,778)	-0-	(45,778)

Balance at September 30, 2004	306,102,778	$15,305	$244,728	$6,408,876	$221,878	$6,890,787

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Accounting Policies

The significant accounting policies of Golden West Financial Corporation and subsidiaries (Golden West or Company) are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC) on March 11, 2005 (SEC File No. 1-4629).

Principles of Consolidation

The Company’s consolidated financial statements, including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and nine-month periods have been included. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the full year.

Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for awards granted under the plans. Had compensation cost been determined using the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Pro Forma Net Income and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$382,240	$324,778	$1,090,919	$941,220
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,812)	(1,847)	(5,617)	(5,883)

Pro forma net income	$379,428	$322,931	$1,085,302	$935,337

Basic earnings per share
As reported	$1.24	$1.06	$3.55	$3.08
Pro forma	1.23	1.06	3.53	3.06
Diluted earnings per share
As reported	$1.22	$1.05	$3.50	$3.04
Pro forma	1.22	1.04	3.48	3.02

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which provides public companies additional guidance in applying the provisions of SFAS 123R. The SAB expresses the views of the SEC staff regarding the interaction between SFAS 123R and certain existing SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SAB would be applied upon the adoption of SFAS 123R.

In April 2005, the SEC amended the date for compliance with SFAS 123R so that each entity that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and revises the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.

NOTE B – Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$382,240	$324,778	$1,090,919	$941,220

Weighted average common shares	307,889,162	305,706,406	307,400,749	305,187,814
Dilutive effect of outstanding common stock equivalents	4,284,994	4,866,972	4,549,471	4,846,590

Diluted average common shares outstanding	312,174,156	310,573,378	311,950,220	310,034,404

Basic earnings per share	$1.24	$1.06	$3.55	$3.08
Diluted earnings per share	$1.22	$1.05	$3.50	$3.04

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $121.3 billion as of September 30, 2005. Our principal operating subsidiary is World Savings Bank, FSB (WSB). WSB’s largest subsidiary is World Savings Bank, FSB (Texas) (WTX). As of September 30, 2005, we operated 282 savings branches in ten states and had lending operations in 38 states under the World name.

We have assumed that readers have reviewed or have access to our 2004 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, and for the year then ended. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission website at www.sec.gov and our website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2004, as well as material changes in results of operations during the three-month and nine-month periods ended September 30, 2005 and 2004, respectively.

Quarter in Review

Results for the third quarter and first nine months of 2005 included the following:

•	diluted earnings per share amounted to $1.22 and $3.50, respectively, for the third quarter and first nine months of 2005, up 16% and 15% from the $1.05 and $3.04 reported for the comparable periods in 2004;

•	our loan portfolio increased to $117 billion, up 21% from $97 billion at September 30, 2004;

•	net interest income grew 13% to $2.2 billion for the first nine months of 2005 due to loan portfolio growth partially offset by an average primary spread that decreased from 2.81% for the nine months ended September 30, 2004 to 2.41% for the nine months ended September 30, 2005;

•	net chargeoffs to average loans and MBS were zero basis points for both the quarters and nine months ended September 30, 2005 and 2004;

•	our general and administrative expense to average assets ratio was .80% and .81% for the three and nine months ended September 30, 2005 compared to .87% and .91% for the comparable periods in 2004; our general and administrative expense divided by the sum of net interest income and noninterest income (efficiency ratio) was 27.06% and 28.05% for the three and nine months ended September 30, 2005 compared to 28.57% and 28.86% for the same periods in 2004;

•	our third quarter loan originations amounted to $13.8 billion as compared to $14.1 billion for the third quarter of 2004 and $38.4 billion for the first nine months as compared to $35.9 billion for the first nine months of 2004;

•	nonperforming assets and troubled debt restructured remained at very low levels;

•	deposits decreased $797 million in the third quarter of 2005 compared to an increase of $3.1 billion in the third quarter of 2004 and increased $5.5 billion for the nine months ended September 30, 2005 compared to an increase of $4.9 billion for the same period in 2004; and

•	our stockholders’ equity increased to $8.3 billion at September 30, 2005 compared to $6.9 billion at September 30, 2004.

The following tables summarize selected financial information about how we performed at and for the three and nine month periods ended September 30, 2005 as compared to prior periods.

Table 1

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	September 30 2005	December 31 2004	September 30 2004
Assets	$121,281,406	$106,888,541	$100,247,627
Loans receivable including mortgage-backed securities (MBS)(a)	116,513,447	102,669,231	96,616,141
Adjustable rate mortgages and MBS (b)	113,374,959	99,730,701	93,426,505
Fixed-rate mortgages held for investment including MBS(b)	1,282,364	1,550,548	1,653,340
Fixed-rate mortgages held for sale including MBS(b)	125,593	52,325	55,899
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	98%	98%
Loans serviced for others with recourse	$1,813,408	$2,270,490	$2,464,123
Loans serviced for others without recourse	2,215,665	2,266,534	2,347,949
Nonperforming assets/total assets	.28%	.32%	.35%
Troubled debt restructured/total assets	.00%	.00%	.00%
Net chargeoffs/average loans	.00%	.00%	.00%
Stockholders’ equity	$8,270,469	$7,274,876	$6,890,787
Stockholders’ equity/total assets	6.82%	6.81%	6.87%
Book value per common share	$26.89	$23.73	$22.51
Common shares outstanding	307,583,276	306,524,716	306,102,778
Yield on interest-earning assets	5.70%	4.73%	4.57%
Cost of funds	3.38%	2.22%	1.93%
Primary spread	2.32%	2.51%	2.64%
Number of Employees:
Full-time	10,237	9,399	9,424
Part-time	1,085	1,001	1,006
World Savings Bank, FSB (WSB):
Total assets	$120,854,081	$106,787,490	$100,225,574
Stockholder’s equity	8,180,689	7,391,183	7,019,211
Stockholder’s equity/total assets	6.77%	6.92%	7.00%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	6.62%	6.71%	6.80%
Total risk-based capital	12.73%	12.92%	13.09%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$14,029,912	$13,143,173	$12,565,731
Stockholder’s equity	734,773	686,052	679,686
Stockholder’s equity/total assets	5.24%	5.22%	5.41%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.24%	5.22%	5.41%
Total risk-based capital	23.07%	23.67%	24.31%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Table 1 (continued)

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Real estate loans originated	$13,768,941	$14,071,739	$38,396,661	$35,905,189
New adjustable rate mortgages as a percentage of real estate loans originated	99%	99%	99%	99%
Refinances as a percentage of real estate loans originated	76%	69%	76%	71%
Deposits increase (decrease)	$(796,825)	$3,055,162	$5,464,004	$4,939,550
Net earnings	382,240	324,778	1,090,919	941,220
Basic earnings per share	1.24	1.06	3.55	3.08
Diluted earnings per share	1.22	1.05	3.50	3.04
Cash dividends on common stock	$.06	$.05	$.18	$.15
Average common shares outstanding	307,889,162	305,706,406	307,400,749	305,187,814
Average diluted common shares outstanding	312,174,156	310,573,378	311,950,220	310,034,404
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	18.85%	19.31%	18.74%	19.57%
Net earnings/average assets (ROA)	1.28%	1.34%	1.27%	1.39%
Net interest margin(b)	2.54%	2.78%	2.56%	2.88%
General and administrative expense/average assets	.80%	.87%	.81%	.91%
Efficiency ratio(c)	27.06%	28.57%	28.05%	28.86%

(a)	Ratios are annualized by multiplying the quarterly computation by four and the nine-month computation by one and one-third. Averages are computed by adding the beginning balance and each monthend balance during the quarter and nine months and dividing by four and ten, respectively.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at September 30, 2005, December 31, 2004, and September 30, 2004.

TABLE 2

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	September 30 2005	December 31 2004	September 30 2004
Assets:
Cash and investments	1.6%	1.6%	1.2%
Loans receivable and MBS	96.1	96.0	96.4
Other assets	2.3	2.4	2.4

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	48.2%	49.6%	51.5%
FHLB advances	32.1	31.6	31.9
Other borrowings	11.8	11.1	8.5
Other liabilities	1.1	0.9	1.2
Stockholders’ equity	6.8	6.8	6.9

	100.0%	100.0%	100.0%

The Loan Portfolio

Almost all of our assets are monthly adjustable rate mortgages on residential properties. We originate and retain these loans in portfolio. As discussed below, we emphasize ARMs with interest rates that change monthly to reduce our exposure to interest rate risk. We sell most of the fixed-rate loans that we originate, as well as loans that customers convert from ARMs to fixed-rate loans.

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities portfolio at September 30, 2005, December 31, 2004, and September 30, 2004.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	September 30 2005	December 31 2004	September 30 2004
Loans	$74,182,918	$65,266,464	$58,958,038
Securitized loans (a)	39,015,397	33,957,058	33,876,582
Other (b)	1,730,531	1,335,657	1,480,397

Total loans receivable	114,928,846	100,559,179	94,315,017

MBS with recourse (c)	1,253,710	1,719,982	1,889,322
Purchased MBS	330,891	390,070	411,802

Total MBS	1,584,601	2,110,052	2,301,124

Total loans receivable and MBS	$116,513,447	$102,669,231	$96,616,141

ARMs as a percentage of total loans receivable and MBS	99%	98%	98%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable. See “Securitization Activity” on page 21.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the three and nine months ended September 30, 2005 and 2004.

TABLE 4

Loan Originations and Repayments

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Loan Originations
Real estate loans originated	$13,768,941	$14,071,739	$38,396,661	$35,905,189
ARMs as a % of originations	99%	99%	99%	99%
Fixed-rate mortgages as a % of originations	1%	1%	1%	1%
Refinances as a % of originations	76%	69%	76%	71%
Purchases as a % of originations	24%	31%	24%	29%
First mortgages originated for portfolio as a % of originations	96%	97%	97%	97%
First mortgages originated for sale as a % of originations	1%	0%	1%	1%
Repayments
Loan and MBS repayments (a)	$9,557,669	$6,319,795	$24,079,164	$17,490,007
Loan and MBS repayment rate (b)	34%	29%	31%	30%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs.

(b)	The loan and MBS repayment rate is the quarterly repayments annualized as a percentage of the prior quarter’s ending loan and MBS balance. The year-to-date repayments are annualized as a percentage of the prior year’s ending loan and MBS balance.

The volume of our originations increased 6.9% in the first nine months of 2005 versus the same period in 2004 primarily due to the continued popularity of ARMs and an increase in the average loan size. The volume of our originations decreased slightly in the third quarter of 2005 versus the same period in 2004 primarily because of competition from fixed-rate loans which remained priced near historic lows.

Loan and MBS repayments, including amortization and loan payoffs, were higher in the third quarter and first nine months of 2005 as compared to the comparable periods in 2004 as a result of the larger portfolio balance and because fixed-rate interest rates remained low from a historical standpoint leading to continued high levels of both home purchases and refinance activity.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. However, we also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. The ELOCs we originate are indexed either to the Certificate of Deposit Index (CODI) discussed in “Management of Interest Rate Risk - Asset/Liability Management” or the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). For the nine months ended September 30, 2005, $862 million of ELOCs were originated (includes only amounts drawn at the time of establishment), of which $529 million were tied to CODI and $332 million were tied to the Prime Rate. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. Our practice is to originate second deeds of trust only on properties that have a first mortgage with us. The following table provides information about our activity in ELOCs and fixed-rate second mortgages for the three and nine months ended September 30, 2005 and 2004.

TABLE 5

Equity Lines of Credit and Fixed-Rate Second Mortgages

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Equity Lines of Credit
New ELOCs established (a)	$753,026	$596,137	$1,759,909	$1,651,191
ELOC outstanding balance	2,771,894	2,475,581	2,771,894	2,475,581
ELOC maximum total line of credit available	4,365,856	3,737,164	4,365,856	3,737,164
Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$1,586	$32,240	$5,240	$102,516
Sales of second mortgages	-0-	-0-	-0-	36,985
Fixed-rate seconds held for investment	72,067	130,052	72,067	130,052

(a)	Includes the maximum total line of credit available for new ELOCs.

Net Deferred Loan Costs

Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with accounting principles generally accepted in the United States of America (GAAP), we defer loan origination fees and certain loan origination costs in accordance with SFAS 91. Over the past five years, the combined amounts have resulted in net deferred costs. These net deferred loan costs are amortized over the contractual life of the related loans, thereby lowering loan interest income and net interest income and thereby reducing the reported yield on our loan portfolio, our primary spread and our net interest margin. If a loan pays off before the end of its contractual life, any remaining net deferred cost is charged to loan interest income at that time. The vast majority of the amortization of net deferred loan costs shown in Table 6 is accelerated amortization resulting from early payoffs of loans.

The following table provides information on net deferred loan costs for the three and nine months ended September 30, 2005 and 2004.

TABLE 6

Net Deferred Loan Costs

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Beginning balance of net deferred loan costs	$1,050,783	$700,330	$915,008	$547,318
Net loan costs deferred	156,051	169,286	430,539	404,925
Amortization of net deferred loan costs	(98,097)	(52,044)	(237,734)	(129,703)
Net deferred loan costs (fees) transferred from MBS	10	-0-	934	(4,968)

Ending balance of net deferred loan costs	$1,108,747	$817,572	$1,108,747	$817,572

The growth in net deferred loan costs from September 30, 2004 to September 30, 2005 resulted primarily from the growth in the loan portfolio. The increase in the amortization of net deferred loan costs resulted from higher loan repayments.

Lending Operations

At September 30, 2005, we had lending operations in 38 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three months and nine months ended September 30, 2005 and 2004 for Northern and Southern California and for our next five largest origination states by dollar amount in the third quarter and first nine months of 2005.

TABLE 7

Loan Originations by State

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Northern California	$5,098,156	$5,055,161	$14,326,074	$12,961,747
Southern California	4,090,845	4,164,960	11,534,297	10,966,755
Florida	1,041,458	775,059	2,786,980	1,961,018
New Jersey	533,641	618,203	1,457,740	1,456,302
Arizona	389,723	192,307	959,637	477,011
Virginia	323,490	345,390	881,915	790,778
Illinois	245,318	371,234	738,779	919,806
Other states	2,046,310	2,549,425	5,711,239	6,371,772

Total	$13,768,941	$14,071,739	$38,396,661	$35,905,189

The following tables show loans receivable and MBS with recourse by state at September 30, 2005 and 2004 for Northern and Southern California and all other states with more than 2% of the total loan balance at September 30, 2005.

TABLE 8

Loan Portfolio by State

September 30, 2005

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$37,714,780	$1,776,562	$8,267	$39,499,609		34.52%
Southern California	29,876,151	1,516,548	918	31,393,617		27.43
Florida	7,572,797	81,854	211	7,654,862		6.69
New Jersey	5,187,247	-0-	257	5,187,504		4.53
Texas	3,267,088	150,895	72	3,418,055		2.99
Illinois	2,822,443	141,946	-0-	2,964,389		2.59
Virginia	2,494,248	2,991	-0-	2,497,239		2.18
Washington	1,754,593	734,497	-0-	2,489,090		2.17
Other states(a)	18,927,820	408,575	513	19,336,908		16.90

Totals	$109,617,167	$4,813,868	$10,238	114,441,273		100.00%

Loans on deposits				10,752
Other (b)				1,730,531

Total loans receivable and MBS with recourse				116,182,556
MBS with recourse				(1,253,710	)(c)

Total loans receivable				$114,928,846

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

TABLE 9

Loan Portfolio by State

September 30, 2004

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$31,636,411	$1,786,947	$9,913	$33,433,271		35.30%
Southern California	24,589,621	1,477,160	1,007	26,067,788		27.52
Florida	5,510,271	61,107	14	5,571,392		5.88
New Jersey	4,059,090	-0-	363	4,059,453		4.29
Texas	3,145,804	144,436	186	3,290,426		3.47
Illinois	2,358,015	141,603	-0-	2,499,618		2.64
Virginia	1,895,628	3,873	-0-	1,899,501		2.01
Washington	1,573,119	712,360	-0-	2,285,479		2.41
Other states(a)	15,229,282	372,555	4,557	15,606,394		16.48

Totals	$89,997,241	$4,700,041	$16,040	94,713,322		100.00%

Loans on deposits				10,620
Other (b)				1,480,397

Total loans receivable and MBS with recourse				96,204,339
MBS with recourse				(1,889,322	)(c)

Total loans receivable				$94,315,017

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans based on balances at September 30, 2005.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for our borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, the accounting rules require that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the three and nine months ended September 30, 2005 amounted to $9.3 billion and $17.4 billion, respectively, compared to $9.1 billion and $20.1 billion for the same periods in 2004. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity risk management.

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

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Some borrowers elect to modify their loans to fixed-rate loans for one, three, or five years. These modifications amounted to $881 million and $1.0 billion during the third quarter and the first nine months of 2005, respectively, as compared to $120 million and $502 million during the comparable periods in 2004. We retain these modified loans in portfolio. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage for the remainder of the term. During the third quarter and first nine months of 2005, $196 million and $276 million, respectively, of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $21 million and $109 million during the same periods in 2004. We sell most of the converted fixed-rate loans.

Interest Rates and Indexes. Almost all the ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan rate changes monthly. For most of our lending, the indexes used are the Golden West Cost of Savings Index (COSI), the Certificate of Deposit Index (CODI), and the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Management of Interest Rate Risk - Asset/Liability Management.” The ELOCs we originate are indexed either to the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition) or to CODI.

As further described in “Management of Interest Rate Risk - Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the three and nine months ended September 30, 2005 and 2004.

TABLE 10

Adjustable Rate Mortgage Originations by Index (a)

(Dollars in thousands)

	Three Months Ended September 30				Nine Months Ended September 30
ARM Index	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
COSI	$10,922,845	80%	$4,050,098	29%	$23,728,077	62%	$10,773,975	31%
CODI	2,528,218	19%	9,421,728	68%	13,676,312	36%	23,350,264	66%
COFI	107,611	1%	193,157	1%	369,327	1%	483,213	1%
Prime	57,769	0%	297,268	2%	332,246	1%	823,626	2%
LIBOR(b)	4,633	0%	-0-	0%	4,633	0%	-0-	0%

Total	$13,621,076	100%	$13,962,251	100%	$38,110,595	100%	$35,431,078	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit are included in originations.

(b)	LIBOR is the London Interbank Offered Rate.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at September 30, 2005, December 31, 2004, and September 30, 2004.

TABLE 11

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	September 30 2005	% of Total	December 31 2004	% of Total	September 30 2004	% of Total
COSI	$47,283,080	42%	$30,900,888	31%	$29,359,665	31%
CODI(a)	52,605,549	46%	52,412,249	52%	46,750,721	50%
COFI	11,125,443	10%	13,537,745	14%	14,510,392	16%
Prime(b)	2,117,121	2%	2,575,524	3%	2,475,581	3%
Other(c)	243,766	0%	304,295	0%	330,146	0%

Total	$113,374,959	100%	$99,730,701	100%	$93,426,505	100%

(a)	Includes ELOCs tied to CODI.

(b)	ELOCs tied to the Prime Rate.

(c)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

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

Substantially all of the ARMs we originate allow the borrowers to select an initial minimum monthly payment for the first year of the loan. The amount of the initial minimum payment currently is lower than the amount of interest due on the loan resulting in deferred interest. After the first year, the minimum monthly payment for substantially all our ARMs is reset annually. The new minimum monthly payment amount generally cannot exceed the prior year’s minimum monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For a small number of loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter. On each annual payment change date when the 7.5% cap does not apply, the new monthly payment amount will be set to an amount that would pay off the loan over its remaining term.

Although most of our loans have payments due on a monthly cycle, a significant number of borrowers elect to make payments on a biweekly cycle. A biweekly payment cycle results in a shorter period required to pay off the loan.

Deferred Interest. Deferred interest refers to interest that is added to the outstanding loan principal balance when the payment a borrower makes is less than the monthly interest due on the loan. Our loans have had this deferred interest feature for almost a quarter of a century. Borrowers may always make a high enough monthly payment to avoid deferred interest, and many borrowers do so. Borrowers may also pay down the balance of deferred interest in whole or in part at any time without a prepayment fee.

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

The amount of deferred interest included in the loan portfolio amounted to $279 million, $55 million, and $36 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Deferred interest as a percentage of the total loan portfolio amounted to less than .25% of the total loan portfolio at September 30, 2005, December 31, 2004, and September 30, 2004. Deferred interest increased from September 2004 to September 2005 primarily because the indexes on our ARMs increased, the minimum payment on most new and many existing loans was less than the interest due, and many borrowers made monthly payments that were lower than the amount of interest due. The amount of deferred interest that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside our control, including changes in the underlying index, the volume of loans where the minimum payment is less than the interest due, the number of borrowers who choose the minimum payment, and the amount of unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then due on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend lower.

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS before any reduction for loan servicing and guarantee fees) was 12.15% or 6.03% above the actual weighted average rate at September 30, 2005, versus 12.16% or 7.16% above the actual weighted average rate at December 31, 2004, and 12.19% or 7.37% above the weighted average rate at September 30, 2004.

During the life of some ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. A portion of our ARMs are subject to lifetime floors. At September 30, 2005, approximately $4.6 billion of our ARM loans (including MBS with recourse held to maturity) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of September 30, 2005, $637 million of ARM loans had reached their rate floors, compared to $1.6 billion at December 31, 2004, and $1.9 billion at September 30, 2004. The weighted average floor rate on the loans that had reached their floor was 5.73% at September 30, 2005 compared to 5.36% at December 31, 2004 and 5.31% at September 30, 2004. Without the floor, the average rate on these loans would have been 5.25% at September 30, 2005, 4.44% at December 31, 2004, and 4.29% at September 30, 2004.

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

TABLE 12

Composition of Securities Available for Sale

(Dollars in thousands)

	September 30 2005	December 31 2004	September 30 2004
Federal funds	$835,155	$861,353	$529,856
Eurodollar time deposits	250,000	75,000	-0-
Short-term repurchase agreements collateralized by MBS	150,000	-0-	-0-
U.S. government obligation	1,775	1,760	1,765

Short-term securities available for sale	1,236,930	938,113	531,621
Freddie Mac stock	317,305	414,194	366,649
Other	22,825	22,078	21,377

Total securities available for sale	$1,577,060	$1,374,385	$919,647

Included in the balances above are net unrealized gains on Freddie Mac stock of $312 million, $409 million, and $361 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The cost basis of the Freddie Mac stock at September 30, 2005, December 31, 2004, and September 30, 2004 was $6 million. The weighted average yields excluding equity securities on the securities available for sale portfolio were 3.93%, 2.08%, and 1.90% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, we had no securities held for trading.

Other Assets

Capitalized Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When we retain the servicing rights upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair values of the servicing rights and the loans on the sale date. We do not have a large portfolio of mortgage servicing rights, primarily because we retain our ARM originations in portfolio and only sell a limited number of fixed-rate loans to third parties.

The following table shows the changes in capitalized mortgage servicing rights (CMSRs) for the three and nine months ended September 30, 2005 and 2004.

TABLE 13

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
CMSRs
Balance, beginning of period	$47,869	$76,217	$60,544	$88,967
New CMSRs from loan sales	2,569	1,553	5,320	8,166
Amortization	(7,453)	(9,597)	(22,879)	(28,960)

Balance, end of period	42,985	68,173	42,985	68,173
Valuation Allowance
Balance, beginning of period	(4,034)	-0-	(7,310)	-0-
Recovery of (provision for) valuation allowance	1,733	(4,410)	5,009	(4,410)

Balance, end of period	(2,301)	(4,410)	(2,301)	(4,410)

CMSRs, net	$40,684	$63,763	$40,684	$63,763

The estimated amortization of the September 30, 2005 balance for the remainder of 2005 and the five years ending 2010 is $7.3 million (2005), $21.1 million (2006), $10.8 million (2007), $3.6 million (2008), $225 thousand (2009), and $2 thousand (2010). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

The estimated fair value of CMSRs as of September 30, 2005, December 31, 2004, and September 30, 2004 was $51 million, $62 million, and $67 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $2 million at September 30, 2005, by $7 million at December 31, 2004, and by $4 million at September 30, 2004. As a result, we had an impairment valuation allowance of $2 million, $7 million, and $4 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

Deposits

We raise deposits through our retail branch system, through the Internet, and, from time to time, through the money markets. Retail deposits decreased during the third quarter of 2005 by $797 million compared to an increase of $3.1 billion in the third quarter of 2004. The decrease in deposits during the third quarter of 2005 occurred because we did not aggressively pursue new deposits. Retail deposits increased during the first nine months of 2005 by $5.5 billion compared to an increase of $4.9 billion in the first nine months of 2004. Retail deposits increased in the first nine months of 2005 primarily due to promoted products, particularly those promoted in the first six months of the year. At September 30, 2005 and 2004, transaction accounts represented 33% and 77%, respectively, of the total balance of deposits. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

The table below shows the Company’s deposits by interest rate and by remaining maturity at September 30, 2005 and 2004.

TABLE 14

Deposits

(Dollars in thousands)

	September 30
	2005		2004
	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.68%	$4,845,608	1.36%	$5,621,654
Savings accounts (a)	1.93	14,632,684	1.87	34,391,484
Term certificate accounts with original maturities of:
4 weeks to 1 year	3.54	26,907,799	1.77	4,672,517
1 to 2 years	3.42	7,821,824	1.49	1,944,650
2 to 3 years	2.73	1,169,100	2.27	1,327,404
3 to 4 years	3.00	786,416	3.45	1,308,087
4 years and over	4.34	2,243,715	4.64	2,361,053
Retail jumbo CDs	1.32	22,169	1.69	39,666

		$58,429,315		$51,666,515

Deposits by remaining maturity:
No contractual maturity	1.87%	$19,478,292	1.80%	$40,013,138
Maturity within one year	3.49	35,775,374	2.10	8,137,573
1 to 5 years	3.91	3,174,936	3.59	3,513,581
Over 5 years	3.37	713	3.51	2,223

		$58,429,315		$51,666,515

(a)	Includes money market deposit accounts and passbook accounts.

At September 30, the weighted average cost of deposits was 2.97% (2005) and 1.97% (2004).

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments and are tied to LIBOR. In the first nine months of 2005, borrowings increased by $7.6 billion to $53.2 billion from $45.7 billion at yearend 2004 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and FHLB capital stock that we own. FHLB advances amounted to $38.9 billion at September 30, 2005, compared to $33.8 billion at December 31, 2004 and $32.0 billion at September 30, 2004.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both an unsecured and secured basis. Most of WSB’s capital market funding consists of unsecured bank notes. WSB has a bank note program that allows us to issue an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. In March 2005, WSB issued $700 million in notes under this program and in June 2005, WSB issued an additional $750 million in notes under this program. In October 2005, we issued $1.5 billion in notes under this program and as of October 31, 2005, $3.8 billion remains available for issuance under this program. Bank notes with maturities of 270 days or longer are reported as senior debt on the Consolidated Statement of Financial Condition. At September 30, 2005, December 31, 2004, and September 30, 2004, WSB had $5.7 billion, $4.3 billion, and $3.0 billion of long-term unsecured senior debt outstanding. As of September 30, 2005, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. At September 30, 2005, December 31, 2004, and September 30, 2004, WSB had $2.5 billion, $2.7 billion, and $869 million, respectively, of short-term bank notes outstanding. As of September 30, 2005, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $5.2 billion, $3.9 billion, and $3.7 billion at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

Golden West, at the holding company level, occasionally issues senior and subordinated unsecured debt, although none was issued in 2004 or the first nine months of 2005. Golden West currently has no shelf registration on file with the SEC but plans to do so once the SEC’s new rules for “well-known seasoned issuers” come into effect on December 1, 2005. At September 30, 2005, Golden West, at the holding company level, had $994 million of senior debt outstanding compared to $993 million and $992 million at December 31, 2004 and September 30, 2004, respectively. Golden West had no subordinated debt outstanding during those time periods. As of September 30, 2005, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

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

Asset/Liability Management

Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest rate sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly. At September 30, 2005, ARMs constituted 99% of our loan and MBS portfolio, and 97% of our ARM portfolio adjusted monthly.

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

To mitigate the lags discussed above, our ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. The following table describes the indexes we use and shows how these indexes are intended to match with our liabilities. As discussed in the table, ARMs funded with savings historically have had similar repricing lags. The repricing lags of LIBOR-based ARMs and LIBOR-based market-rate borrowings have historically been somewhat different but these differences have been principally timing related. In particular, most of the Company’s interest rate sensitivity has come from CODI loans funded with borrowings.

TABLE 16

Summary of Key Indexes

	CODI	COSI	COFI

How the Index is Calculated	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to Golden West’s cost of deposits as reported monthly.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	COSI equals our own cost of deposits. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, COFI has tracked our cost of deposits. The match is not perfect since COFI includes the cost of savings and borrowings of many other institutions as well as our own.

% ARM Originations for First Nine Months of 2005	36%	62%	1%

Percentage of ARM Portfolio at Sep. 30, 2005	46%	42%	10%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	CODI is a 12-month rolling average and it takes time before the index is able to reflect, or “catch up” with, a change in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits. However, the CODI repricing lag has not been offset by the much shorter lag on the Company’s borrowings.	The rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	The portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

As discussed above, market interest rate movements are the most significant factor that affects our primary spread. The primary spread is also influenced by:

•	the shape of the yield curve (the difference between short-term and long-term interest rates) and competition in the home lending market, both of which influence the pricing of our adjustable and fixed-rate mortgage products;

•	our efforts to attract deposits and competition in the retail investment market, which influence the pricing of our deposit products;

•	the prices that we pay for our borrowings; and

•	loan prepayment rates.

The table below shows the primary spread, and its main components, at September 30, 2005, December 31, 2004, and September 30, 2004.

TABLE 17

Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread

	September 30 2005	December 31 2004	September 30 2004
Yield on loan portfolio and MBS	5.72%	4.75%	4.59%
Yield on investments	3.93	2.08	1.90

Yield on interest-earning assets	5.70	4.73	4.57

Cost of deposits	2.97	2.08	1.97
Cost of borrowings	3.82	2.38	1.87

Cost of funds	3.38	2.22	1.93

Primary spread	2.32%	2.51%	2.64%

During 2004, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, five times, bringing the rate up to 2.25% at December 31, 2004 as compared to 1.00% at December 31, 2003. During the first nine months of 2005, the Federal Reserve’s Open Market Committee raised the Federal Funds rate six times, bringing the rate up to 3.75% at September 30, 2005. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags described above.

The following table shows the average primary spread by quarter.

TABLE 18

Average Primary Spread

	For the Quarter Ended
	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004
Average primary spread	2.37%	2.39%	2.46%	2.60%	2.70%

For the five years ended September 30, 2005, which included periods of both falling and rising interest rates, our primary spread averaged 2.73%.

Financial institutions often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of September 30, 2005, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 19

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of September 30, 2005

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Securities available for sale	$1,577	$-0-	$-0-	$-0-	$1,577
MBS:
Adjustable rate	1,193	-0-	-0-	-0-	1,193
Fixed-rate	18	40	158	176	392
Loans receivable:(b) (c)
Adjustable rate	111,720	1,216	639	-0-	113,575
Fixed-rate held for investment	84	170	405	235	894
Fixed-rate held for sale	125	-0-	-0-	-0-	125
Other(d)	1,982	-0-	-0-	132	2,114

Total	$116,699	$1,426	$1,202	$543	$119,870

Interest-Bearing Liabilities:
Deposits(e)	$33,258	$21,995	$3,175	$1	$58,429
FHLB advances	35,706	2,329	343	519	38,897
Other borrowings	11,485	200	2,164	495	14,344
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$82,349	$24,524	$3,782	$1,015	$111,670

Repricing gap	$34,350	$(23,098)	$(2,580)	$(472)	$8,200

Cumulative gap	$34,350	$11,252	$8,672	$8,200

Cumulative gap as a percentage of total assets	28.3%	9.3%	7.2%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Excludes nonaccrual loans (90 days or more past due).

(c)	Includes loans in process. Loans in process are funded, interest-earning loans that have not yet been entered into the loan servicing system due to the normal five to seven day processing lag.

(d)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.

(e)	Liabilities with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

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

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of September 30, 2005, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. At September 30, 2005, we do not hold any derivative financial instruments for trading purposes.

The following table illustrates as of September 30, 2005, the maturities and weighted average rates for the interest rate swaps and the hedged fixed-rate senior debt.

Table 20

Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt

As of September 30, 2005

(Dollars in thousands)

	Expected Maturity Date as of September 30, 2005
	2006	2007	2008	2009	2010	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$-0-	$-0-	$700,000	$1,200,000	$-0-	$1,900,000	$1,865,536
Weighted average interest rate	.00%	.00%	4.28%	4.39%	.00%	4.35%
Swap Contracts							$(26,357)
Notional amount	$-0-	$-0-	$700,000	$1,200,000	$-0-	$1,900,000
Weighted average interest rate paid	.00%	.00%	3.78%	3.85%	.00%	3.83%
Weighted average interest rate received	.00%	.00%	4.15%	4.19%	.00%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 4.00% at September 30, 2005. The range of floating interest rates paid on swap contracts in the first nine months of 2005 was 2.51% to 3.92%. The range of fixed interest rates received on swap contracts in the first nine months of 2005 was 4.09% to 4.39%.

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

The underwriting and appraisal process that we use for loans originated for sale may differ from that described above due to the purchaser’s specific standards and system requirements.

California Housing Market

Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure to potential adverse conditions in California. The average loan size for our California one- to four-family first mortgage originations in the first nine months of 2005 was approximately $333 thousand.

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

Historically, foreclosed loans with LTVs or CLTVs greater than 80% at origination have resulted in greater credit losses as compared to loans originated with LTVs or CLTVs at 80% or lower. We therefore focus our lending activity on loans that have LTVs or CLTVs at or below 80%. In addition, we take steps to reduce the potential credit risk with respect to loans with LTVs or CLTVs over 80%. Among other things:

•	a significant percentage of first mortgage loans in our portfolio that began with LTVs over 80% carry mortgage insurance, which reimburses us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%;

•	the LTV or CLTV may not exceed 95% of the appraised value of a single-family residence at the time of origination; and

•	we carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80% at origination; for ELOCs the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the aggregate of the highest balance of each loan originally in the pool; for fixed-rate seconds the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool.

The following table shows mortgage originations with LTVs or CLTV greater than 80% for the three and nine months ended September 30, 2005 and 2004. LTV or CLTV is based on the original amount of the loan(s) divided by the appraised value of the property at the time of origination.

TABLE 21

Mortgage Originations with

LTVs or CLTVs Greater Than 80%

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
First mortgages with LTVs greater than 80%:
With mortgage insurance	$12,443	$19,084	$32,191	$65,353
With no mortgage insurance	58,815	28,906	126,960	72,990

Total	$71,258	$47,990	$159,151	$138,343

Percentage of total originations	.52%	.34%	.41%	.39%

First and second mortgages with
CLTVs greater than 80%:(a)
With pool insurance on second mortgages	$836,302	$1,078,091	$2,236,372	$2,988,736
With no pool insurance	4,124	142,931	12,030	366,195

Total	$840,426	$1,221,022	$2,248,402	$3,354,931

Percentage of total originations	6.10%	8.68%	5.86%	9.34%

(a)	For ELOCs, only amounts drawn at the establishment of the line of credit are included in originations. The CLTV calculation for this table excludes any unused portion of the line of credit. The CLTV data only includes firsts and seconds that were originated together in the same month.

The following table shows at September 30, 2005 and 2004 the outstanding principal balance of first mortgages with original and current LTV ratios greater than 80%. LTV is based on the outstanding balance of the first mortgage divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 22

Balance of First Mortgages with Original and Current

Loan to Value Ratios Greater Than 80% (a)

(Dollars in thousands)

	As of September 30
	2005	2004
First mortgages with original and current
LTV ratios greater than 80%:
With mortgage insurance	$387,765	$484,260
With no mortgage insurance	231,677	162,876

Total	$619,442	$647,136

Percentage of total loan portfolio	1%	1%

(a)	Excludes loan balances with original LTV ratios over 80% that now have current LTV ratios below 80%, as well as loan balances with original LTV ratios under 80% that have current LTV ratios over 80%.

The following table shows at September 30, 2005 and 2004 the outstanding principal balance of combined first and second mortgages with CLTV ratios greater than 80%. CLTV is based on the outstanding balance of the combined first and second mortgages divided by the most recent appraised value, which in most cases is the original appraised value at origination.

TABLE 23

Balance of Mortgages with

Combined Loan to Value Ratios Greater Than 80%

(Dollars in thousands)

	As of September 30
	2005	2004
First and second mortgages with CLTV ratios greater than 80%:
With pool insurance on second mortgages	$5,862,982	$6,256,865
With no pool insurance	374,131	485,166

Total	$6,237,113	$6,742,031

Percentage of total loan portfolio	5%	7%

At September 30, 2005, December 31, 2004, and September 30, 2004, the aggregate average of LTVs and CLTVs on the loans in portfolio was 68%, 69%, and 69%, respectively. When making these calculations, we generally do not take into account changes in property values since the time of origination.

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

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at September 30, 2005, December 31, 2004, and September 30, 2004.

TABLE 24

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	September 30 2005	December 31 2004	September 30 2004
Nonaccrual loans	$335,376	$332,329	$346,585
Foreclosed real estate	8,828	11,461	8,815

Total nonperforming assets	$344,204	$343,790	$355,400

TDRs	$125	$3,810	$3,821

Ratio of NPAs to total assets	.28%	.32%	.35%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.28%	.33%	.35%

The following tables set forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at September 30, 2005.

TABLE 25

Nonperforming Assets by State

September 30, 2005

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real	Residential Real Estate		Total	NPAs as a % of
State	1 – 4	5+	Estate	1 - 4	5+	NPAs	Loans
Northern California	$82,551	$-0-	$-0-	$637	$-0-	$83,188.21%
Southern California	48,514	-0-	103	-0-	-0-		48,617.15
Florida	18,290	-0-	-0-	-0-	-0-		18,290.24
New Jersey	23,050	-0-	-0-	236	-0-		23,286.45
Texas	37,932	-0-	-0-	4,726	-0-	42,658	1.25
Illinois	18,206	-0-	-0-	31	-0-		18,237.62
Virginia	1,784	-0-	-0-	-0-	-0-		1,784.07
Washington	11,900	-0-	-0-	-0-	-0-		11,900.48
Other states(c)	91,093	1,953	-0-	3,198	-0-		96,244.50

Totals	$333,320	$1,953	$103	$8,828	$-0-	$344,204.30%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans.

TABLE 26

Nonperforming Assets by State

September 30, 2004

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			FRE
	Residential Real Estate		Commercial Real Estate	Residential Real Estate		Total NPAs	NPAs as a % of Loans
State	1 – 4	5+		1 - 4	5+
Northern California	$91,550	$-0-	$-0-	$637	$-0-	$92,187.28%
Southern California	52,779	-0-	104	-0-	-0-		52,883.20
Florida	20,889	-0-	-0-	381	-0-		21,270.38
New Jersey	21,792	-0-	-0-	-0-	-0-		21,792.54
Texas	42,365	-0-	-0-	3,945	-0-	46,310	1.41
Illinois	15,406	-0-	-0-	72	-0-		15,478.62
Virginia	1,809	-0-	-0-	-0-	-0-		1,809.10
Washington	12,721	423	-0-	-0-	-0-		13,144.58
Other states(c)	86,567	180	-0-	3,780	-0-		90,527.58

Totals	$345,878	$603	$104	$8,815	$-0-	$355,400.38%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans based on the balances at September 30, 2005.

The lower balance of total NPAs at September 30, 2005 as compared to September 30, 2004 reflected the impact of the continued strong housing market and prevailing economic conditions. We attribute the relatively high level of NPAs in Texas to economic difficulties in the state over the past several years. Although economic conditions may be improving in Texas, some weakness remains in the residential lending market. We closely monitor all delinquencies and take appropriate steps to protect our interests. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to an expense of $1.3 million and $2.8 million for the three and nine months ended September 30, 2005, compared to a recovery of $560 thousand and $1.0 million for the third quarter and first nine months of 2004.

Allowance for Loan Losses

We provide specific valuation allowances for losses on loans when impaired and a write-down on foreclosed real estate when any significant and permanent decline in value is identified. We also utilize a methodology for monitoring and estimating probable loan losses that is based on both our historical loss experience in the loan portfolio and factors reflecting current economic conditions. This approach uses a database that identifies losses on loans and foreclosed real estate from past years to the present, broken down by the age of the loan. This approach also takes into consideration current trends in economic growth, unemployment, housing market activity, and home prices for the nation and individual geographical regions. Based on the analysis of historical performance, current conditions, and other risks, management estimates a range of loss allowances by type of loan and risk category to cover probable losses in the portfolio. One-to-four single-family real estate loans are evaluated as a group. In addition, periodic reviews are made of major multi-family and commercial real estate loans and foreclosed real estate. Where indicated, valuation allowances are established or adjusted. In estimating probable losses, consideration is given to the estimated sales price, cost of refurbishing the security property, payment of delinquent taxes, cost of disposal, and cost of holding the property. Additions to and reductions from the allowances are reflected in current earnings based upon quarterly reviews of the portfolio and the methodology and historical analyses are reviewed quarterly.

The table below shows the changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004.

TABLE 27

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Beginning allowance for loan losses	$291,687	$289,996	$290,110	$289,937
Provision for losses	2,810	197	5,501	830
Loans charged off	(1,536)	(536)	(3,586)	(1,763)
Recoveries	414	422	1,350	1,075

Ending allowance for loan losses	$293,375	$290,079	$293,375	$290,079

Annualized ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.01%	.00%	.01%	.00%

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity			.25%	.30%

Ratio of allowance for loan losses to NPAs			85.2%	81.6%

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

Regulatory Risk

By regulatory risk, we mean the risk that laws or regulations could change in a manner that adversely affects our business. This is a risk that is largely outside our control, although we participate in and monitor legal, regulatory, and judicial developments that could impact our business. Among the issues that have received attention recently include:

•	laws and regulations that impact lending, deposit, and mutual fund activities;

•	rules that affect the amount of regulatory capital that banks and other types of financial institutions are required to maintain;

•	changes to the regulation of the housing government sponsored enterprises, including the Federal Home Loan Banks; and

•	federal and state privacy laws and regulations that impact how customer information can be used.

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for the three and nine months ended September 30, 2005 and 2004.

TABLE 28

Selected Financial Results

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Interest income	$1,631,766	$1,072,930	$4,407,453	$2,990,419
Interest expense	883,938	407,801	2,235,496	1,063,350

Net interest income	747,828	665,129	2,171,957	1,927,069
Provision for loan losses	2,810	197	5,501	830
Noninterest income	129,434	71,605	324,132	212,559
General and administrative expenses	237,382	210,460	700,195	617,507
Taxes on income	254,830	201,299	699,474	580,071

Net earnings	$382,240	$324,778	$1,090,919	$941,220

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

The 13% increase in net interest income in the first nine months of 2005 compared with the prior year resulted primarily from the growth in the loan portfolio, our principal earning asset. Between September 30, 2005 and September 30, 2004, our earning asset balance increased by $21 billion or 21%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in the first nine months of 2005 was a decrease in our average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed under “Management of Interest Rate Risk - Asset/Liability Management.”

TABLE 29

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$113,783,057	5.62%	5.72%	$92,331,100	4.57%	4.59%
Investments	1,614,787	4.04	3.93	1,231,510	2.00	1.90
Invest. in capital stock of FHLBs	1,719,229	4.17	n/a (c)	1,420,809	3.63	n/a (c)

Earning assets	$117,117,073	5.57%	5.70%	$94,983,419	4.52%	4.57%

LIABILITIES
Deposits:
Checking accounts	$4,706,912	1.50%	1.68%	$5,783,849	1.41%	1.36%
Savings accounts (d)	15,585,767	1.90	1.93	32,624,180	1.83	1.87
Term accounts	38,665,464	3.41	3.53	11,855,631	2.50	2.55

Total deposits	58,958,143	2.86	2.97	50,263,660	1.94	1.97
Advances from FHLBs	36,814,834	3.57	3.79	30,781,859	1.61	1.78
Reverse repurchases	4,899,427	3.57	3.74	3,582,826	1.54	1.77
Other borrowings (e)	9,422,082	3.82	4.03	4,572,513	2.34	2.54

Interest-bearing liabilities	$110,094,486	3.21%	3.38%	$89,200,858	1.83%	1.93%

Average net yield		2.36%			2.69%

Primary Spread			2.32%			2.64%

Net interest income	$747,828			$665,129

Net yield on average earning assets (f)		2.55%			2.80%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Includes money market deposit accounts and passbook accounts.

(e)	The Company entered into two interest rate swaps in 2004 and one in 2005 to effectively convert certain fixed-rate debt to variable rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

(f)	Net interest income divided by daily average of earning assets.

TABLE 30

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$109,123,233	5.27%	5.72%	$85,848,185	4.57%	4.59%
Investments	1,489,612	3.54	3.93	1,574,843	1.57	1.90
Invest. in capital stock of FHLBs	1,674,530	4.05	n/a (c)	1,272,619	3.34	n/a (c)

Earning assets	$112,287,375	5.23%	5.70%	$88,695,647	4.49%	4.57%

LIABILITIES
Deposits:
Checking accounts	$4,910,641	1.37%	1.68%	$5,719,013	1.39%	1.36%
Savings accounts (d)	21,234,155	1.89	1.93	30,925,953	1.75	1.87
Term accounts	30,602,769	3.19	3.53	11,678,663	2.43	2.55

Total deposits	56,747,565	2.55	2.97	48,323,629	1.87	1.97
Advances from FHLBs	35,819,980	3.07	3.79	26,871,203	1.39	1.78
Reverse repurchases	4,418,855	3.10	3.74	3,030,591	1.29	1.77
Other borrowings (e)	8,710,969	3.40	4.03	4,977,945	2.02	2.54

Interest-bearing liabilities	$105,697,369	2.82%	3.38%	$83,203,368	1.70%	1.93%

Average net yield		2.41%			2.79%

Primary Spread			2.32%			2.64%

Net interest income	$2,171,957			$1,927,069

Net yield on average earning assets (f)		2.58%			2.90%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	FHLB stock pays dividends; no end of period interest yield applies.

(d)	Includes money market deposit accounts and passbook accounts.

(e)	The Company entered into two interest rate swaps in 2004 and one in 2005 to effectively convert certain fixed-rate debt to variable rate debt. Because the swaps qualify as fair value hedges, the debt is recorded at fair value.

(f)	Net interest income divided by daily average of earning assets.

Noninterest Income

The increase in noninterest income for the third quarter and first nine months of 2005 as compared to the same periods in 2004 resulted primarily from an increase in prepayment fees principally due to higher loan prepayments. Prepayment fees amounted to $89 million and $210 million for the three and nine months ended September 30, 2005 compared to $44 million and $115 million for the comparable periods in 2004.

General and Administrative Expenses

G&A expenses increased in the third quarter and first nine months of 2005 to support the record loan volume and the continued investment in resources to support future growth.

G&A as a percentage of average assets (the “G&A ratio”) on an annualized basis was .80% and .81% for the third quarter and first nine months of 2005 compared to .87% and .91% for the same periods in 2004. The G&A ratio was lower in the third quarter and first nine months of 2005 as compared to the same periods in 2004 because the Company’s strong asset growth over the past 12 months more than offset the increase in G&A expense. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 27.06% and 28.05% for the third quarter and first nine months of 2005 compared to 28.57% and 28.86% for the third quarter and first nine months of 2004.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 40.0% and 39.1% for the third quarter and first nine months of 2005 compared to 38.3% and 38.1% for the comparable periods in 2004. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to Golden West. The principal uses of funds at Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the purchase of Golden West stock, and general and administrative expenses. At September 30, 2005, December 31, 2004, and September 30, 2004, Golden West’s total cash and investments amounted to $1.0 billion, $817 million, and $841 million, respectively.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of September 30, 2005, WSB maintained approximately $8.0 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of September 30, 2005, WSB, our primary subsidiary, had long-term unsecured credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $8.3 billion, $7.3 billion, and $6.9 billion at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $996 million during the first nine months of 2005 as a result of net earnings partially offset by decreased market values of securities available for sale, by the payment of quarterly dividends to stockholders and by the $25 million cost of the repurchase of Golden West stock. Stockholders’ equity increased by $944 million during the first nine months of 2004 as a result of net earnings and the increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders. Our stockholders’ equity to total asset ratio was 6.82%, 6.81%, and 6.87% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

Uses of Capital

As in prior years, we retained most of our earnings in the first nine months of 2005. The 18% annualized growth in our net worth for the first nine months of 2005 allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue.

The following table shows repurchases of Golden West common stock for each calendar month in the quarter ended September 30, 2005.

TABLE 31

Common Stock Repurchase Activity

	Total Number of Shares Repurchased	Weighted-Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Authorization (a)	Maximum Number of Shares that May Yet Be Repurchased Under the Authorization
July	-0-	—	-0-	18,656,358
August	-0-	—	-0-	18,656,358
September	425,000	$59.19	425,000	18,231,358

Total	425,000	$59.19	425,000	18,231,358

(a)	In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares. Unless modified or revoked by the Board of Directors, the 2001 authorization does not expire. The 2001 authorization is the only active authorization because all prior authorizations have expired, including four authorizations made between 1993 and 1999 under which all 89,463,906 authorized shares were repurchased.

We repurchased an additional 560,000 shares in October 2005 at a weighted-average price per share of $58.44. WSB earnings are expected to continue to be the major source of funding for the stock purchase program. The purchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note A to the Notes to Consolidated Financial Statements included in the Form 10-K. As of September 30, 2005, the most recent notification from the Office of Thrift Supervision categorized WSB and WTX as “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that notification that we believe would have an impact on the “well-capitalized” categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at September 30, 2005 and 2004.

TABLE 32

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of September 30, 2005

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$7,980,827	6.62%	$1,808,186	1.50%	—	—
Tier 1 (core or leverage)	7,980,827	6.62	4,821,830	4.00	$6,027,287	5.00%
Tier 1 risk-based	7,980,827	12.28	—	—	3,899,167	6.00
Total risk-based	8,273,615	12.73	5,198,889	8.00	6,498,611	10.00

WTX
Tangible	$734,773	5.24%	$210,449	1.50%	—	—
Tier 1 (core or leverage)	734,773	5.24	561,196	4.00	$701,496	5.00%
Tier 1 risk-based	734,773	22.98	—	—	191,870	6.00
Total risk-based	737,645	23.07	255,826	8.00	319,783	10.00

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and revises the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 28 through 30. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment experience. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at September 30, 2005, a 200 basis point rate increase sustained over a thirty-six month period would temporarily reduce our primary spread, but would not adversely affect our long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

No changes were made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter ended September 30, 2005.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (file No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Operating lease on Company headquarters building, 1901 Harrison Street, Oakland, California 94612, is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 1998.

10 (f)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (g)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

10 (h)	2005 Stock Incentive Plan is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement and Schedule 14A, filed on March 11, 2005, for the Company’s 2005 Annual Meeting of Stockholders. The Form of Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan is incorporated by reference to the 8-K filed on October 25, 2005.

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32*	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: November 8, 2005	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan
Group Senior Vice President and Chief Accounting Officer