Form 10-K
period 2005-12-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2006-03-08
CIK 42293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The approximate aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on June 30, 2005, was $16,600,543,628 (based upon nonaffiliated holdings of 257,852,495 shares and a market price of $64.38 per share). The number of shares outstanding of the registrant’s common stock on February 28, 2006, was 308,502,961 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated March 10, 2006 furnished to stockholders in connection with the registrant’s 2006 Annual Meeting of Stockholders, is incorporated by reference into Part III.

GOLDEN WEST FINANCIAL CORPORATION

2005 ANNUAL REPORT ON FORM 10-K

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

In addition, actual results may differ materially from the results discussed in any forward-looking statements for the reasons, among others, discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein under Item 7.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Golden West Financial Corporation is a savings and loan holding company, the principal business of which is the operation of a savings bank business through its wholly owned federally chartered savings bank subsidiary, World Savings Bank, FSB (WSB). WSB has a wholly owned subsidiary, World Savings Bank, FSB (Texas) (WTX) that is also a federally chartered savings bank. Golden West also has two subsidiaries, Atlas Advisers, Inc. and Atlas Securities, Inc., that provide advisory and distribution services to Atlas Funds, a registered investment company offering seventeen no-load mutual funds. References to the Company, Golden West, “we,” and “our” mean Golden West and its subsidiaries on a consolidated basis, unless the context requires otherwise.

Headquartered in Oakland, California, we are one of the nation’s largest financial institutions with assets of $124.6 billion as of December 31, 2005. We have one of the most extensive thrift branch systems in the country, with 283 savings branches in ten states and lending operations in 39 states at yearend 2005. We had a total of 10,495 full-time and 1,109 permanent part-time employees at December 31, 2005. Golden West was incorporated in 1959 under Delaware law.

Copies of Golden West’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission’s website at www.sec.gov and our website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

OPERATIONS

As a residential mortgage portfolio lender, our principal business, conducted through WSB and WTX, is attracting funds from the investing public and the capital markets and investing those funds principally in mortgage loans secured by residential real estate. As of December 31, 2005, 2004, and 2003, we had assets of $124.6 billion, $106.9 billion, and $82.5 billion, respectively. For the years ended December 31, 2005, 2004, and 2003, we had net income of $1.5 billion, $1.3 billion, and $1.1 billion, respectively. Additional selected financial data is included on pages 29-30 and further discussion and analysis can be found in Item 7, Management’s Discussion and Analysis (MD&A), beginning on page 31. In addition, supplemental tables begin on page 10.

Lending Operations. At December 31, 2005, we were originating loans in 39 states through offices that are staffed by employees who primarily contact local real estate brokers, mortgage brokers, and consumers regarding possible lending opportunities. Customers also may apply for home loans over the telephone and through the Internet at www.worldsavings.com. Our loan approval process assesses both the borrower’s ability to repay the loan and the adequacy of the property securing the loan. We require title insurance for all mortgage loans and require that fire and casualty insurance be maintained on all improved properties that are security for our loans. Documentation for all loans is maintained in our loan servicing offices in San Antonio, Texas.

Loan Products. Almost all of our loans are adjustable rate mortgages (ARMs) on residential properties. The portion of the mortgage portfolio, including securitized loans and mortgage-backed securities (MBS), composed of ARMs was 99% at yearend 2005. Our principal loan product is the “option ARM” that offers payment options to the borrower. Additional information about our option ARM product can be found in the MD&A under “The Loan Portfolio – Structural Features of Our ARMs.” Most of our ARMs carry an interest rate that changes monthly based on movements in the applicable index, have original terms to maturity of 30 years, and are secured by first liens on one- to four-family homes. In addition, we originate a small amount of multi-family loans. We also originate second deeds of trust most of which are equity lines of credit (ELOCs). We are not currently active in commercial real estate, construction loans, or other consumer lending. Additional information about our loan portfolio can be found in the MD&A under “The Loan Portfolio,” and in Tables 1 through 9.

Deposit Activities. We raise deposits on a retail basis through our branch system and the Internet, and, from time to time, through the money markets. We currently offer a number of alternatives for depositors, including passbook, checking, and money market deposit accounts from which funds may be withdrawn at any time without penalty, and certificate accounts with varying maturities ranging up to five years. Retail deposits, which are deposits we sell directly to customers, increased $7.2 billion during 2005 and reached $60.2 billion at December 31, 2005. Additional detail about deposits can be found in Tables 12 through 15.

Borrowings. We also borrow money from a variety of sources to fund our loan origination activities. Borrowings include taking “advances” from the Federal Home Loan Bank (FHLB) system, entering into reverse repurchase agreements with selected dealers, and issuing unsecured debt securities. FHLB advances and reverse repurchase agreements require us to pledge collateral to the lenders, sometimes in the form of whole loans and sometimes in the form of securitized pools of loans. We regularly securitize loans from our portfolio into MBS and Real Estate Mortgage Investment Conduit securities (MBS-REMICs) to create collateral for our secured borrowings. Additional information about our borrowings and securitization activity can be found in the MD&A under “The Loan Portfolio – Securitization Activity” and “Borrowings,” and detailed borrowing Tables 16 and 17.

RISK FACTORS

In addition to the other information contained in this report, the following are among the key risk factors that may affect us. If any of these or other risks occur, our business, financial condition or operating results could be adversely affected. The MD&A includes an extensive discussion under “Management of Risk” beginning on page 44 that describes how we manage the key risks associated with being a residential mortgage portfolio lender, namely interest rate risk and credit risk, as well as other risks such as operational, regulatory, and management risk.

General business and economic conditions, including movements in interest rates, may significantly affect our earnings. Our business and earnings are affected by general business and economic conditions that are beyond our control and difficult to predict. In particular, changes in interest rates and the shape of the yield curve (the difference between short-term and long-term interest rates) affect the attractiveness of ARMs relative to fixed-rate mortgages and also impact our primary spread, which is the difference between the yield on our assets and the cost of our liabilities. We manage interest rate risk by holding assets and liabilities that adjust in a similar manner to changes in interest rates, although timing lags inherent in our ARM indexes result in our assets adjusting more slowly to interest rate changes than the rates on our liabilities. When short-term interest rates rise, such as has occurred since mid-2004, the primary spread typically narrows temporarily until the index on our ARMs catches up with the higher market interest rates. Our more difficult operating environments typically occur during periods when there is little difference between short-term and long-term interest rates (a so-called “flat yield curve”) or when short-term rates are higher than long-term rates (an “inverted yield curve”) because ARMs offer smaller interest rate benefits over fixed-rate mortgages during these periods. A sustained period with a flat or inverted yield curve could adversely affect our earnings. Additional information about interest rate risk can be found in the MD&A under “Management of Risk – Management of Interest Rate Risk.”

The credit risk in our mortgage portfolio could be adversely affected by rising unemployment, a decrease in housing prices, increases in borrowers’ mortgage payments, or deferred interest levels. Adverse economic conditions, such as rising unemployment levels or declining housing prices in the areas in which we lend, could increase the credit risk in our portfolio from current levels and adversely affect our earnings. In addition, the credit risk of individual loans in our portfolio could increase if rising interest rates cause borrower mortgage payments to increase significantly or if deferred interest is added to the loan principal balance when the amount the borrower pays is less than the interest due on the loan. Nonperforming assets (NPAs), which are an indicator of the amount of credit risk in the portfolio, have been unusually low in recent years due in part to a strong economy, significant home price appreciation in many markets, and relatively low interest rates. We do not expect these historically low levels of NPAs to continue indefinitely. Additional information about credit risk can be found in the MD&A under “Management of Risk – Management of Credit Risk,” and discussion about deferred interest can be found in the MD&A under “The Loan Portfolio – Structural Features of Our ARMs – Deferred Interest” and “Management of Credit Risk – Close Monitoring of the Loan Portfolio.”

The financial services industry is highly competitive. We operate in a highly competitive environment that is subject to a variety of factors, including technological advancements, regulatory developments, commoditization of products, and industry consolidation. Our future results could be adversely affected by the nature or level of competition. Our competitors may adopt practices to boost their loan production levels or efficiency – such as automated underwriting programs, shortcut appraisal methods, and outsourcing of customer service centers and other technology – that we choose not to adopt for risk management reasons or to maintain our customer service standards. Additional information can be found below under “Competition.”

Competitive, lending and regulatory practices relating to the option ARM product could adversely affect us. In recent years, there has been an industry-wide increase in the origination of option ARMs, our principal mortgage product for the past 25 years. This increase has been facilitated by the emergence of a secondary market for the product. The growing competition in the option ARM market, particularly from lenders who generate high volumes of option ARMs with practices we consider risky to borrowers and lenders, makes it a more challenging environment for us. The greater volume levels and aggressive lending practices of some new participants in the option ARM market have also increased regulatory and public scrutiny of the product. The federal banking agencies recently issued draft guidance relating to alternative mortgages, including the option ARM, which we support insofar as the proposed guidance reemphasizes the importance of strong risk management practices and disclosures to consumers. The content of the final guidance, as well as the agencies’ implementation of it, is uncertain.

We could be adversely affected by current and future laws, governmental regulations, and accounting and other rulings and guidelines affecting the financial services industry in general and Golden West’s operations in particular. We are heavily regulated at the federal and state levels. Failure to comply with applicable laws and regulations, even if inadvertent, could result in regulatory sanctions and damage to our reputation. In addition, new laws or regulations could be adopted, or existing laws and regulations could change or be applied in ways that adversely affect our business. As an example of regulations that are under review, the federal banking agencies are currently evaluating alternative risk-based capital regulations for regulated institutions. The impact of changes in these regulations is uncertain, but we continue to monitor developments to understand the public policy implications and impact on our business. Additional information can be found under “Regulation” below and in the MD&A under “Management of Risk – Management of Other Risks – Regulatory Risk.”

Our concentration in a single line of business could increase our risk. Our concentration in residential mortgages could make us more susceptible than our competitors with more diversified businesses to economic or regulatory developments that adversely affect residential lending. We believe this risk is mitigated by the size of the U.S. mortgage market, our relatively small percentage of that market, consumer demand for homeownership, and the ability of management to focus its attention and resources to a single line of business.

Our geographic concentration in California could increase our exposure to adverse conditions in the state. Our headquarters and a majority of our operations are in California, which is the largest economy and residential mortgage market in the United States. Our concentration in California could make us more susceptible to certain natural disasters or acts of war or terrorism and to regional economic downturns that affect California unemployment levels or house prices. Additional information about our activity in California can be found in the MD&A under “Management of Risk – Management of Credit Risk – Lending on Moderately Priced Properties.”

Because Golden West operates as a holding company, changes in the ability of our affiliates to pay dividends could adversely affect the Company’s security holders. WSB and WTX are subject to regulations governing their ability to make capital distributions to their parent. If Golden West were unable to receive capital distributions from its affiliates because of restrictions imposed by WSB’s and WTX’s regulator, it could materially restrict Golden West’s ability to pay dividends to stockholders, repurchase stock or service holding company debt.

We could be adversely affected by operational or management risks. We could suffer financial losses and other negative consequences, including reputational harm, due to inadequate or failed processes or systems, human factors, or external events. In addition, the loss of one or more members of our senior management could require internal organizational changes that, while already planned for by the Board of Directors and senior management, could result in a period of adjustment for the Company and its employees, investors, and other interested parties. Additional information about operational and management risk can be found in the MD&A under “Management of Risk – Management of Other Risks.”

COMPETITION

Competition for deposits has historically come from other savings institutions, commercial banks, credit unions, the equities market, mutual funds, issuers of government and corporate debt securities, securities dealers, insurance companies, and other financial services providers. Our deposit flows and cost of funds are impacted by returns on competing investments and general market rates of interest. The principal methods we use to attract and retain deposits, in addition to the interest rates and terms offered, include the convenience of 283 savings branch locations, a commitment to outstanding customer service, and easy access to World Savings products and services by telephone or over the Internet at www.worldsavings.com.

Competition in making real estate loans comes principally from other savings institutions, mortgage banking companies, and commercial banks. Many of the nation’s largest savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which we compete. The primary factors in competing for real estate loans are interest rates, payment amounts, loan fee charges, underwriting and appraisal standards, and the quality of service to borrowers and their representatives. Our lending activities are also affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be obtained and other factors affecting the supply of housing and the availability of funds.

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

Office of Thrift Supervision. Golden West is a savings and loan holding company under the Home Owners’ Loan Act (HOLA). As such, it has registered with the Office of Thrift Supervision (OTS) and is subject to OTS regulation, examination, supervision, and reporting requirements, as well as periodic assessments. Among other things, the OTS has authority to determine that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions. The OTS may impose, among other things, restrictions on the payment of dividends by the subsidiary institutions and on transactions between the subsidiary institutions, the holding company, and subsidiaries or affiliates of either.

As federally chartered savings institutions, WSB and WTX also are regulated principally by the OTS. Under regulations of the OTS, savings institutions are required, among other things, to pay assessments to the OTS, maintain required regulatory capital, maintain a satisfactory level of liquid assets, and comply with various limitations on loans to one borrower, equity investments, investments in real estate, and investments in corporate debt securities that are not investment grade. In addition, savings institutions must comply with OTS regulations governing deposits and mortgage loans including regulations concerning the indexes and interest rate adjustments of our adjustable rate mortgage products.

Federal Deposit Insurance Corporation. Because their deposits are insured by the Federal Deposit Insurance Corporation (FDIC), WSB and WTX are also subject to FDIC regulation. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Each fund insures deposit accounts up to the maximum amount permitted by law, currently $100,000 per insured depositor. WSB and WTX are members of the BIF, although approximately 10% of WSB’s deposits were insured through the SAIF at December 31, 2005.

All FDIC-insured depository institutions are required to pay an annual assessment. The amount of FDIC assessments is based on an institution’s relative risk of default as measured by regulatory capital ratios and other factors. The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $1,000 of domestic deposits. As of December 31, 2005, the premium paid by WSB and WTX to the FDIC was an annual rate of $.132 per $1,000 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. FDIC insurance may be terminated by the FDIC under certain circumstances involving violations of regulations or unsound practices. A significant increase in the assessment rate, or a termination of deposit insurance, could have a material adverse effect on the Company’s earnings.

Federal Reserve Board. WSB and WTX are also subject to regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). Federal Reserve Board regulations require financial institutions to maintain noninterest-earning reserves against their checking accounts. The balances that are maintained to meet these reserve requirements may be used to satisfy liquidity requirements. WSB and WTX are currently in compliance with all applicable Federal Reserve Board reserve requirements, and WSB and WTX also have authority to borrow from the Federal Reserve Bank. The Federal Reserve Board also administers various consumer banking laws to which WSB and WTX are subject.

Federal Home Loan Bank System. The Federal Home Loan Bank (FHLB) system provides credit to its members, which include savings institutions, commercial banks, insurance companies, credit unions, and other entities. Both WSB and WTX are members of the FHLB system. WSB is a member of and owns capital stock in the FHLB of San Francisco. WTX is a member of and owns capital stock in the FHLB of Dallas. The amount of capital stock that WSB and WTX must own depends generally on their outstanding advances (borrowings) from their respective FHLB. Advances are secured by pledges of loans, mortgage-backed securities, and the capital stock of the respective FHLB owned by the member. In the event a member bank, such as WSB or WTX, defaults on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the eleven other FHLBs in the system. In the event a FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by the FHLBs to members, or the ability of members to have their FHLB capital stock redeemed on a timely basis.

Regulatory Capital. WSB and WTX are subject to risk-based capital and leverage requirements that require capital-to-asset ratios to meet certain minimum standards. See Note R to Consolidated Financial Statements for a description of the requirements and the capital ratios of WSB and WTX, as well as Tables 20 through 22. As of December 31, 2005, the date of the most recent report to the OTS, WSB and WTX were considered “well-capitalized,” the highest capital tier established by the OTS and the other federal bank regulatory agencies. There are no conditions or events that have occurred since that date that we believe would have an adverse impact on how WSB or WTX are categorized. The payments of capital distributions by WSB and WTX to their parent are governed by OTS regulation. See Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” for a discussion of limitations imposed by the OTS on dividends paid by savings institutions.

Depositor Preference. As a result of federal laws that apply to insured depository institutions, claims of general unsecured creditors of WSB and WTX would be subordinated to claims of a receiver or conservator for administrative expenses and claims of depositors of WSB and WTX (including the FDIC, as the subrogee of depositors) in the event of a receivership, conservatorship or other resolution of WSB and WTX. As of December 31, 2005, WSB had approximately $60.2 billion of deposits outstanding on a consolidated basis, and WTX had approximately $1.2 billion of deposits outstanding.

Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution. If the FDIC is appointed as a receiver or conservator of an insured depository institution, such as WSB or WTX, the FDIC may disaffirm or repudiate contracts and leases to which the institution is a party, where the performance of such contracts or leases is determined to be burdensome and the disaffirmance or repudiation promotes the orderly administration of the institution’s affairs. The FDIC may contend that its power to repudiate contracts extends to obligations such as the debt of the depository institution, and at least one court has held that the FDIC can repudiate publicly traded debt obligations. The effect of a repudiation would likely be to accelerate the maturity of debt and would likely result in a claim by each holder of debt against the receivership or conservatorship. The claim may be for principal and interest accrued through the date of the appointment of the conservator or receiver. Alternatively, at least one court has held that the claim would be in the amount of the fair market value of the debt as of the date of the repudiation, which amount could be more or less than accrued principal and interest. The amount paid on the claims of the holders of the debt would depend, among other factors, upon the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claims relative to the claims of other unsecured creditors and depositors, and may be less than the amount owed to the holders of the debt. See “Depositor Preference” above.

If the maturity of the debt were so accelerated, and the conservatorship or receivership paid a claim relating to the debt, the holders of the debt might not be able, depending upon economic conditions, to reinvest any amounts paid on the debt at a rate of interest comparable to that paid on the debt. In addition, although the holders of the debt may have the right to accelerate the debt in the event of the appointment of a conservator or receiver of WSB or WTX, the FDIC as conservator or receiver may enforce most types of contracts, including debt contracts, pursuant to their terms, notwithstanding any such acceleration provision. Holders of debt may be prohibited from taking action to enforce the obligations owing to them. The FDIC as conservator or receiver may also transfer to a new obligor any of the depository institution’s assets and liabilities, without the approval or consent of the institution’s creditors.

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

Additional Laws and Requirements Affecting Golden West. Golden West is subject to additional laws and requirements by virtue of its incorporation in Delaware, registration with the Securities and Exchange Commission (SEC), and listing on the New York Stock Exchange (NYSE). These include laws and requirements relating to corporate governance, public disclosures and transactions in Golden West stock. In addition, the preparation of Golden West’s consolidated financial statements is governed by financial accounting and reporting standards, including those issued by the Financial Accounting Standards Board (FASB) and the SEC.

Nonbank Subsidiaries. Golden West’s nonbank subsidiaries, including Atlas Advisers, Inc. and Atlas Securities, Inc., are also subject to regulation by other applicable federal and state agencies. Atlas Securities, Inc., a registered broker dealer, is regulated primarily by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and state securities regulators. Atlas Advisers, Inc., a registered investment advisor, is regulated primarily by the SEC. World Savings Insurance Agency, Inc., a nonbank subsidiary that offers homeowners’ insurance and other insurance products, is subject to regulation by applicable state agencies.

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

EXECUTIVE OFFICERS

The executive officers of Golden West are as follows:

Name and Age	Position

Herbert M. Sandler, 74	Chairman of the Board and Chief Executive Officer

Marion O. Sandler, 75	Chairman of the Board and Chief Executive Officer

James T. Judd, 67	Senior Executive Vice President

Russell W. Kettell, 62	President, Chief Financial Officer, and Treasurer(a)

Michael Roster, 60	Executive Vice President, General Counsel, and Secretary

Gary R. Bradley, 59	Executive Vice President(b)

Carl M. Andersen, 45	Group Senior Vice President and Tax Director(c)

William C. Nunan, 55	Group Senior Vice President and Chief Accounting Officer

Each of the above persons holds the same position with WSB with the exceptions of James T. Judd who is President and Chief Operating Officer and Russell W. Kettell who is Senior Executive Vice President and Chief Financial Officer. Mr. Judd and Mr. Kettell are also members of the Board of Directors of WSB. Each executive officer has had the principal occupations shown for the prior five years except as follows:

(a)	Russell W. Kettell was elected Chief Financial Officer in December 1999, served as Treasurer from 1995 to 2002 and beginning again in 2004, and has served as President of Golden West since February 1993. Prior thereto, Mr. Kettell served as Senior Executive Vice President since 1989, Executive Vice President since 1984, Senior Vice President since 1980, and Treasurer from 1976 until 1984.

(b)	Gary R. Bradley was elected Executive Vice President in April 2005. Mr. Bradley has served as Executive Vice President of WSB since 1998 and has served in various executive and operational capacities since 1977.

(c)	Carl M. Andersen was elected Tax Director in 2002, Group Senior Vice President in 1999, and Senior Vice President of Golden West in 1997. He served as Senior Vice President of WSB since 1996. Prior thereto, he served as Vice President of WSB since 1990.

Supplemental Tables

The tables that follow provide supplemental information about our operations. We include these tables to provide the reader with additional information that may not otherwise be included in the MD&A or in the Notes to Consolidated Financial Statements beginning on page F-1.

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

Supplemental Tables

Loans Receivable

Presented below is a summary of information about our loans receivable and mortgage-backed securities (MBS). More information about loans receivable and MBS is included in Notes A, D, E, and F to the Consolidated Financial Statements and in the MD&A.

TABLE 1

Loans Receivable and MBS with Recourse by Type of Security

2001 - 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003	2002	2001
Loans collateralized by primarily first deeds of trust:
One-to four-family units	$111,394,353	$94,449,233	$69,586,604	$54,934,357	$38,326,759
Over four-family units	4,794,359	4,748,335	3,554,715	3,257,389	2,766,888
Commercial real estate	10,205	15,220	18,598	20,465	29,117
Land	-0-	-0-	-0-	114	199
Loans on deposits	10,509	10,734	11,780	13,240	16,672
Other(a)	1,672,539	1,335,657	1,033,881	717,751	451,084

Total loans receivable	117,881,965	100,559,179	74,205,578	58,943,316	41,590,719
MBS with recourse collateralized by:
One-to four-family units	1,168,480	1,719,982	2,579,288	4,458,582	11,821,868
Over four-family units	-0-	-0-	1,070,760	1,412,487	1,747,751

Total MBS with recourse	1,168,480	1,719,982	3,650,048	5,871,069	13,569,619

Loans receivable and MBS with recourse	$119,050,445	$102,279,161	$77,855,626	$64,814,385	$55,160,338

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts and reserves.

At December 31, 2005, 99.8% of loans receivable and MBS with recourse had remaining terms to maturity in excess of 10 years.

Supplemental Tables

Loans Receivable (continued)

TABLE 2

Loans Receivable and MBS with Recourse by State

December 31, 2005

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$38,415,784	$1,751,342	$8,136	$40,175,262		34.23%
Southern California	30,566,045	1,502,523	901	32,069,469		27.32

Total California	68,981,829	3,253,865	9,037	72,244,731		61.55
Florida	8,133,373	83,976	120	8,217,469		7.00
New Jersey	5,392,039	-0-	256	5,392,295		4.59
Texas	3,256,839	155,631	39	3,412,509		2.91
Illinois	2,824,643	142,322	-0-	2,966,965		2.53
Virginia	2,610,051	2,972	-0-	2,613,023		2.23
Washington	1,803,743	726,347	-0-	2,530,090		2.16
Other states(a)	19,560,316	429,246	753	19,990,315		17.03

Totals	$112,562,833	$4,794,359	$10,205	117,367,397		100.00%

Loans on deposits				10,509
Other (b)				1,672,539

Total loans receivable and MBS with recourse				119,050,445
MBS with recourse				(1,168,480	)(c)

Total loans receivable				$117,881,965

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans as of December 31, 2005.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Supplemental Tables

Loans Receivable (continued)

TABLE 3

Loans Receivable and MBS with Recourse by State

December 31, 2004

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total Loans		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$33,661,145	$1,793,597	$9,305	$35,464,047		35.14%
Southern California	26,337,702	1,480,989	982	27,819,673		27.56

Total California	59,998,847	3,274,586	10,287	63,283,720		62.70
Florida	5,935,369	68,100	218	6,003,687		5.95
New Jersey	4,413,954	-0-	282	4,414,236		4.37
Texas	3,213,171	146,496	147	3,359,814		3.33
Illinois	2,535,703	137,939	-0-	2,673,642		2.65
Virginia	2,081,746	3,818	-0-	2,085,564		2.07
Washington	1,618,875	725,753	-0-	2,344,628		2.32
Other states(a)	16,371,550	391,643	4,286	16,767,479		16.61

Totals	$96,169,215	$4,748,335	$15,220	100,932,770		100.00%

Loans on deposits				10,734
Other(b)				1,335,657

Total loans receivable and MBS with recourse				102,279,161
MBS with recourse				(1,719,982	)(c)

Total loans receivable				$100,559,179

(a)	Each state included in Other states has a total loan balance that is less than 2% of total loans as of December 31, 2005.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	The above schedule includes the balances of loans that were securitized and retained as MBS with recourse.

Supplemental Tables

Loans Receivable (continued)

TABLE 4

Loans Due After One Year

by Loan Type

December 31, 2005

(Dollars in Thousands)

	Loans Receivable	MBS With Recourse Held to Maturity	Total
Adjustable Rate	$115,255,753	$1,103,019	$116,358,772
Fixed Rate	940,613	63,290	1,003,903

	$116,196,366	$1,166,309	$117,362,675

TABLE 5

New Mortgage Loan Originations by Type and by Purpose

2003 - 2005

(Dollars in Thousands)

	2005			2004			2003
By Type	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total
Residential (one unit)	201,671	$48,908,517	94.9%	218,575	$46,130,614	94.1%	181,042	$33,730,118	93.8%
Residential (2 to 4 units)	6,523	1,758,539	3.4	7,482	1,794,050	3.7	5,752	1,308,127	3.6
Residential (5 or more units)	1,183	849,343	1.7	1,516	1,064,413	2.2	1,564	946,476	2.6

Totals	209,377	$51,516,399	100.0%	227,573	$48,989,077	100.0%	188,358	$35,984,721	100.0%

	2005			2004			2003
By Purpose	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total	No. of Loans	Amount	% of Total
Purchase	44,674	$11,676,045	22.7%	59,893	$13,845,483	28.3%	50,540	$10,693,372	29.7%
Refinance	164,703	39,840,354	77.3	167,680	35,143,594	71.7	137,818	25,291,349	70.3

Totals	209,377	$51,516,399	100.0%	227,573	$48,989,077	100.0%	188,358	$35,984,721	100.0%

Supplemental Tables

Loans Receivable (continued)

For additional information on our nonperforming assets, see “Management of Credit Risk - Asset Quality” in the MD&A.

TABLE 6

Nonperforming Assets by State

December 31, 2005

(Dollars in Thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate
State	1 – 4	5+		1 - 4	5+
Northern California	$94,664	$693	$-0-	$222	$-0-	$95,579.24%
Southern California	51,345	-0-	91	-0-	-0-		51,436.16

Total California	146,009	693	91	222	-0-		147,015.20

Florida	24,609	-0-	-0-	-0-	-0-		24,609.30
New Jersey	23,641	-0-	-0-	-0-	-0-		23,641.44
Texas	41,444	1,986	-0-	5,500	-0-	48,930	1.43
Illinois	15,332	-0-	-0-	261	-0-		15,593.53
Virginia	2,064	-0-	-0-	-0-	-0-		2,064.08
Washington	11,553	-0-	-0-	-0-	-0-		11,553.46
Other states(c)	104,227	2,022	-0-	2,699	-0-		108,948.55

Totals	$368,879	$4,701	$91	$8,682	$-0-	$382,353.33%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans as of December 31, 2005.

TABLE 7

Nonperforming Assets by State

December 31, 2004

(Dollars in Thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)		Total NPAs	NPAs as a % of Loans
	Residential Real Estate		Commercial Real Estate	Residential Real Estate
State	1 – 4	5+		1 - 4	5+
Northern California	$86,055	$-0-	$-0-	$851	$-0-	$86,906.25%
Southern California	48,247	-0-	104	-0-	-0-		48,351.17

Total California	134,302	-0-	104	851	-0-		135,257.21

Florida	22,713	1,190	-0-	-0-	-0-		23,903.40
New Jersey	19,356	-0-	-0-	96	-0-		19,452.44
Texas	42,393	-0-	-0-	6,192	-0-	48,585	1.45
Illinois	13,928	-0-	-0-	72	-0-		14,000.52
Virginia	2,182	-0-	-0-	-0-	-0-		2,182.10
Washington	12,671	-0-	-0-	65	-0-		12,736.54
Other states(c)	83,267	223	-0-	4,185	-0-		87,675.52

Totals	$330,812	$1,413	$104	$11,461	$-0-	$343,790.34%

(a)	Nonaccrual loans are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans as of December 31, 2005.

Supplemental Tables

Loans Receivable (continued)

TABLE 8

Risk Profile of Loans and MBS with Recourse

December 31, 2005

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total
	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Nonaccrual loans	$368,879	$4,701	$91	$373,671
Loans 30 to 89 days past due	1,038,866	5,126	-0-	1,043,992
Loans performing under bankruptcy protection	273,160	239	-0-	273,399
Troubled debt restructured	124	-0-	-0-	124
Other impaired loans	48	-0-	359	407
Performing loans and MBS with recourse not otherwise classified	110,881,756	4,784,293	9,755	115,675,804

Total gross loans	$112,562,833	$4,794,359	$10,205	117,367,397

Loans on deposits				10,509
Other(a)				1,672,539

Total loan portfolio and MBS with recourse				$119,050,445

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, other miscellaneous discounts.

TABLE 9

Risk Profile of Loans and MBS with Recourse

December 31, 2004

(Dollars in Thousands)

	Residential Real Estate		Commercial Real Estate	Total
	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Nonaccrual loans	$330,812	$1,413	$104	$332,329
Loans 30 to 89 days past due	820,957	1,341	108	822,406
Loans performing under bankruptcy protection	220,998	1,468	-0-	222,466
Troubled debt restructured	127	3,683	-0-	3,810
Other impaired loans	423	2,990	3,235	6,648
Performing loans and MBS with recourse not otherwise classified	94,795,898	4,737,440	11,773	99,545,111

Total gross loans	$96,169,215	$4,748,335	$15,220	100,932,770

Loans on deposits				10,734
Other(a)				1,335,657

Total loan portfolio and MBS with recourse				$102,279,161

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Supplemental Tables

Loans Receivable (continued)

For additional information about our allowance for loan losses, see Notes A and F to the Consolidated Financial Statements.

TABLE 10

Changes in Allowance for Loan Losses

2001 - 2005

(Dollars in Thousands)

	2005	2004	2003	2002	2001
Beginning allowance for loan losses	$290,110	$289,937	$281,097	$261,013	$236,708
Provision for loan losses charged to expense	8,290	3,401	11,864	21,170	22,265
Loans charged off	(4,363)	(4,613)	(3,633)	(1,943)	(2,425)
Recoveries	1,822	1,385	609	857	351
Net transfer of allowance from recourse liability	-0-	-0-	-0-	-0-	4,114

Ending allowance for loan losses	$295,859	$290,110	$289,937	$281,097	$261,013

Ratio of net chargeoffs to average loans outstanding and MBS with recourse	.00%	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to NPAs	77.4%	84.4%	68.4%	66.2%	66.3%

TABLE 11

Composition of Allowance for Loan Losses at Yearend

2001 - 2005

(Dollars in Thousands)

	2005	2004	2003	2002	2001
Real Estate
1 to 4 units
General	$283,152	$274,660	$273,894	$263,004	$240,135
Specific	-0-	339	-0-	-0-	-0-

	283,152	274,999	273,894	263,004	240,135

5+ units and commercial
General	12,062	14,095	15,005	16,521	18,166
Specific	645	1,016	1,038	1,572	2,712

	12,707	15,111	16,043	18,093	20,878

Total	$295,859	$290,110	$289,937	$281,097	$261,013

Ratio of allowance for loan losses to total loans held for investment & MBS with recourse	.25%	.28%	.37%	.43%	.47%

Included in the general allowance for loan losses is an unallocated component to address the imprecision and range of probable outcomes inherent in the estimates of credit losses. At December 31, 2005, the unallocated component amounted to $60 million.

Supplemental Tables

Deposit Activities

Presented below is a summary of information about our deposit activities. More information about deposits is included in Note J to the Consolidated Financial Statements.

TABLE 12

Deposits

by Original Term to Maturity

2001 - 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003	2002	2001
Interest-bearing checking accounts	$4,916,067	$5,425,183	$5,555,185	$4,572,970	$4,768,886
Savings accounts(a)	14,141,337	33,990,906	30,193,017	22,516,262	9,029,712
Time certificates of deposit with original maturities of:
4 weeks to 1 year	28,956,796	4,315,419	3,766,962	4,714,712	10,852,181
1 to 2 years	8,082,385	4,217,192	2,331,194	4,197,261	6,415,700
2 to 3 years	1,086,506	1,344,881	1,491,893	1,857,234	1,619,868
3 to 4 years	728,817	1,230,919	1,317,212	1,286,011	737,981
4 years and over	2,227,145	2,405,210	2,015,469	1,794,051	799,025
Retail jumbo CDs(b)	19,266	35,565	55,953	100,173	249,088
All other	-0-	36	80	123	144

Total deposits	$60,158,319	$52,965,311	$46,726,965	$41,038,797	$34,472,585

(a)	Includes money market deposit accounts and passbook accounts.

(b)	Retail jumbo CDs are certificates of deposit with a minimum balance of $100,000.

TABLE 13

Deposits by Interest Rate

2004 - 2005

(Dollars in Thousands)

	December 31
	2005	2004
0.00% — 2.00%	$9,124,142	$22,891,278
2.01% — 4.00%	35,173,204	27,968,050
4.01% — 6.00%	15,851,030	1,806,104
6.01% — 8.00%	9,943	299,879

	$60,158,319	$52,965,311

At December 31, the weighted average cost of deposits was 3.24% (2005) and 2.08% (2004).

Supplemental Tables

Deposit Activities (continued)

TABLE 14

Deposit Maturities

by Interest Rate

December 31, 2005

(Dollars in Thousands)

	2006(a)	2007	2008	2009	2010 and thereafter	Total
0.00% — 2.00%	$9,122,378	$1,764	$0-	$-0-	$-0-	$9,124,142
2.01% — 4.00%	33,535,447	795,066	480,706	305,904	56,081	35,173,204
4.01% — 6.00%	14,537,907	1,070,171	14,471	129,447	99,034	15,851,030
6.01% — 8.00%	1,265	8,678	-0-	-0-	-0-	9,943

	$57,196,997	$1,875,679	$495,177	$435,351	$155,115	$60,158,319

(a)	Includes passbook, checking, and money market deposit accounts, which have no stated maturity.

TABLE 15

Maturities of Time Certificates of Deposit Equal to or Greater than $100 Thousand

December 31, 2005

(Dollars in Thousands)

3 months or less	$7,006,970
Over 3 months through 6 months	4,741,344
Over 6 months through 12 months	3,520,388
Over 12 months	825,252

$16,093,954

As of December 31, 2005, the aggregate amount outstanding of time certificates of deposit in amounts of $100 thousand or more was $16.1 billion and the aggregate amount outstanding of transaction accounts in amounts of $100 thousand or more was $8.0 billion. Of the $24.1 billion of total accounts with balances of $100 thousand or more, $6.7 billion were uninsured deposits at December 31, 2005.

Supplemental Tables

Borrowings

Presented below is a summary of information about our borrowings. More information about the borrowings of the Company is included in Notes K, L, M, and N to the Consolidated Financial Statements and in “Borrowings” in the MD&A.

TABLE 16

Composition of All Borrowings

2001 - 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003	2002	2001
FHLB advances	$38,961,165	$33,781,895	$22,000,234	$18,635,099	$18,037,509
Reverse repurchase agreements	5,000,000	3,900,000	3,021,385	522,299	223,523
Bank notes	2,393,951	2,709,895	3,015,854	1,209,925	-0-
Senior debt(a)	8,194,266	5,291,840	991,257	989,690	198,215
Subordinated debt	-0-	-0-	-0-	199,867	599,511

Total borrowings	$54,549,382	$45,683,630	$29,028,730	$21,556,880	$19,058,758

Weighted average interest rate of total borrowings(b)	4.37%	2.38%	1.37%	1.85%	2.72%

(a)	As of December 31, 2005, the Company had entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt.

(b)	The effect of the interest rate swaps is reflected in the weighted average interest rate.

TABLE 17

Composition of Short-Term Borrowings(a)

2003 - 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003
Reverse Repurchase Agreements
Weighted average interest rate, end of year	4.30%	2.15%	1.12%
Weighted average interest rate, during the year	3.43%	1.51%	1.12%
Balance at end of year	$3,050,000	$1,850,000	$1,871,385
Average balance for the year	2,377,972	1,520,677	616,922
Maximum amount outstanding at any monthend	3,050,000	2,100,000	1,871,385
Bank Notes
Weighted average interest rate, end of year	4.33%	2.29%	1.12%
Weighted average interest rate, during the year	3.26%	1.37%	1.17%
Balance at end of year	$2,393,951	$2,709,895	$3,015,854
Average balance for the year	2,489,083	2,298,716	1,568,911
Maximum amount outstanding at any monthend	2,949,653	3,508,896	3,015,854

(a)	Short-term borrowings are borrowings with original maturities of one year or less.

Supplemental Tables

Asset / Liability Management

Presented below is a summary of information with respect to yields earned and rates paid on our earning assets and interest-bearing liabilities. For additional information, see “Management of Interest Rate Risk - Asset/Liability Management” in the MD&A.

TABLE 18

Average Daily Balances, Annualized Average Yield, and End of Period Yield

For Earning Assets and Interest-Bearing Liabilities

At and for the Years Ended December 31

(Dollars in Thousands)

	2005			2004			2003
	Average Daily Balances(a)	Average Yield	End of Period Yield	Average Daily Balances(a)	Average Yield	End of Period Yield	Average Daily Balances(a)	Average Yield	End of Period Yield
Assets
Loans receivable and MBS(b)	$111,101,985	5.46%	6.05%	$89,149,520	4.61%	4.75%	$69,852,274	4.92%	4.61%
Investments	1,703,970	3.89	4.11 (c)	1,475,869	1.77	2.08 (c)	3,632,896	1.31	.93 (c)
Invest. in capital stock of FHLBs	1,709,786	4.17	n/a (d)	1,335,559	3.33	n/a (d)	1,125,097	3.63	n/a (d)

Earning assets	$114,515,741	5.41%	6.03%	$91,960,948	4.54%	4.73%	$74,610,267	4.73%	4.54%

Liabilities
Deposits:
Checking accounts	$4,868,331	1.46%	1.69%	$5,669,317	1.38%	1.35%	$5,070,536	1.56%	1.38%
Savings accounts(e)	19,507,640	1.93	2.20	31,932,705	1.80	1.94	27,251,850	1.96	1.72
Term accounts	33,030,346	3.34	3.78	11,723,928	2.48	2.74	12,205,343	2.67	2.45

Total deposits	57,406,317	2.70	3.24	49,325,950	1.91	2.08	44,527,729	2.11	1.85
Advances from FHLBs	36,531,354	3.34	4.33	28,372,344	1.58	2.30	19,621,477	1.38	1.28
Reverse repurchases	4,602,694	3.38	4.30	3,279,313	1.51	2.23	803,481	1.13	1.13
Other borrowings(f)	9,197,410	3.66	4.55	5,355,996	2.20	2.78	4,921,266	2.09	2.06

Interest-bearing liabilities	$107,737,775	3.03%	3.78%	$86,333,603	1.81%	2.22%	$69,873,953	1.89%	1.67%

Average net yield		2.38%			2.73%			2.84%

Primary spread			2.25%			2.51%			2.87%

Net interest income	$2,935,071			$2,618,605			$2,208,384

Net yield on average earning assets(g)		2.56%			2.85%			2.96%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (90 days or more past due).

(c)	Freddie Mac stock pays dividends; no end of period interest yield applies.

(d)	FHLB stock pays dividends; no end of period interest yield applies.

(e)	Includes money market deposit accounts and passbook accounts.

(f)	As of December 31, 2005, the Company had entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. The effect of the interest rate swaps is reflected in the average yield and end of period yield.

(g)	Net interest income divided by daily average of earning assets.

Supplemental Tables

Asset / Liability Management (continued)

The table below presents the changes for 2005 and 2004 from the respective preceding year of the interest income and expense associated with each category of earning assets and interest-bearing liabilities as allocated to changes in volume and changes in rates.

TABLE 19

Volume and Rate Analysis of Interest Income and Interest Expense

For the Years Ended December 31

(Dollars in Thousands)

				Increase/(Decrease) in Income/Expense Due to Changes in Volume and Rate(a)
	2005	2004	2003	2005 versus 2004			2004 versus 2003
	Income/ Expense(b)	Income/ Expense(b)	Income/ Expense(b)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans receivable and MBS	$6,062,312	$4,108,339	$3,439,799	$1,118,240	$835,733	$1,953,973	$870,816	$(202,276)	$668,540
Investments	66,218	26,060	47,691	4,579	35,579	40,158	(51,629)	29,998	(21,631)
Invest. in capital stock of FHLBs	71,366	44,457	40,854	14,116	12,793	26,909	6,495	(2,892)	3,603

Total interest income	6,199,896	4,178,856	3,528,344	1,136,935	884,105	2,021,040	825,682	(175,170)	650,512
Interest Expense
Deposits:
Checking accounts	71,150	78,417	78,900	(12,125)	4,858	(7,267)	(8,108)	7,625	(483)
Savings accounts(c)	377,062	575,039	533,402	(243,972)	45,995	(197,977)	77,900	(36,263)	41,637
Term accounts	1,102,305	291,037	325,821	682,038	129,230	811,268	(12,526)	(22,258)	(34,784)

Total deposits	1,550,517	944,493	938,123	425,941	180,083	606,024	57,266	(50,896)	6,370
Advances from FHLBs	1,221,795	448,535	269,793	158,478	614,782	773,260	133,812	44,930	178,742
Reverse repurchases	155,511	49,589	9,048	26,098	79,824	105,922	36,482	4,059	40,541
Other borrowings	337,002	117,634	102,996	113,556	105,812	219,368	9,387	5,251	14,638

Total interest expense	3,264,825	1,560,251	1,319,960	724,073	980,501	1,704,574	236,947	3,344	240,291

Net interest income	$2,935,071	$2,618,605	$2,208,384	$412,862	$(96,396)	$316,466	$588,735	$(178,514)	$410,221

Net interest income increase (decrease) as a percentage of average earning assets(d)				.36%	(.08%)	.28%	.64%	(.19%)	.45%

(a)	The change in volume is calculated by multiplying the difference between the average balance of the current year and the prior year by the prior year’s average yield. The change in rate is calculated by multiplying the difference between the average yield of the current year and the prior year by the prior year’s average balance. The mixed changes in rate/volume are calculated by multiplying the difference between the average balance of the current year and the prior year by the difference between the average yield of the current year and the prior year. This amount is then allocated proportionately to the volume and rate changes calculated previously.

(b)	The effects of interest rate swap activity have been included in income and expense of the related assets and liabilities.

(c)	Includes money market deposit accounts and passbook accounts.

(d)	Includes nonaccrual loans (90 days or more past due).

Supplemental Tables

Regulatory Capital

Presented below is a summary of information about the regulatory capital ratios for WSB and its subsidiary, WTX. Additional information is included in Note R to the Consolidated Financial Statements.

TABLE 20

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

As of December 31, 2005

(Dollars in Thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$8,384,582	6.76%	$1,860,332	1.50%	—	—
Tier 1 (core or leverage)	8,384,582	6.76	4,960,885	4.00	$6,201,106	5.00%
Tier 1 risk-based	8,384,582	12.58	—	—	3,997,503	6.00
Total risk-based	8,671,909	13.02	5,330,004	8.00	6,662,505	10.00
WTX
Tangible	$744,749	5.61%	$199,060	1.50%	—	—
Tier 1 (core or leverage)	744,749	5.61	530,827	4.00	$663,534	5.00%
Tier 1 risk-based	744,749	24.68	—	—	181,080	6.00
Total risk-based	747,543	24.77	241,440	8.00	301,799	10.00

Supplemental Tables

Regulatory Capital (continued)

TABLE 21

World Savings Bank, FSB and Subsidiaries

Reconciliation of Equity Capital to Regulatory Capital

As of December 31, 2005

(Dollars in Thousands)

		Regulatory Capital Ratios
	Equity Capital	Tangible Capital	Tangible Equity	Core/ Leverage Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Common stock	$300
Paid-in surplus	2,145,764
Retained earnings	6,238,518
Unrealized gain on securities after tax	222,594

Equity capital	$8,607,176	$8,607,176	$8,607,176	$8,607,176	$8,607,176	$8,607,176

Direct Investments						(7,887)
Unrealized gain on securities after tax		(222,594)	(222,594)	(222,594)	(222,594)	(222,594)
General allowance for loan losses						295,214

Regulatory capital		$8,384,582	$8,384,582	$8,384,582	$8,384,582	$8,671,909

Total assets	$124,370,304

Adjusted total assets		$124,022,123	$124,022,123	$124,022,123

Risk-weighted assets					$66,625,050	$66,625,050

CAPITAL RATIO - ACTUAL	6.92%	6.76%	6.76%	6.76%	12.58%	13.02%

Regulatory Capital Ratio Requirements:
Well-capitalized, equal to or greater than				5.00%	6.00%	10.00%

Supplemental Tables

Regulatory Capital (continued)

TABLE 22

World Savings Bank, FSB (Texas)

Reconciliation of Equity Capital to Regulatory Capital

As of December 31, 2005

(Dollars in Thousands)

		Regulatory Capital Ratios
	Equity Capital	Tangible Capital	Tangible Equity	Core/ Leverage Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Common stock	$150
Paid-in surplus	606,804
Retained earnings	137,795

Equity capital	$744,749	$744,749	$744,749	$744,749	$744,749	$744,749

General allowance for loan losses						2,794

Regulatory capital		$744,749	$744,749	$744,749	$744,749	$747,543

Total assets	$13,270,487

Adjusted total assets		$13,270,683	$13,270,683	$13,270,683

Risk-weighted assets					$3,017,994	$3,017,994

CAPITAL RATIO - ACTUAL	5.61%	5.61%	5.61%	5.61%	24.68%	24.77%

Regulatory Capital Ratio Requirements:
Well-capitalized, equal to or greater than				5.00%	6.00%	10.00%

ITEM 1A.	RISK FACTORS

See “Risk Factors” on pages 3 and 4 in Item 1.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 1901 Harrison Street, Oakland, California, in leased facilities. We own real estate properties for the operation of our business that are located in Arizona, California, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, and Texas, including a 737,000 square-foot office complex on a 111-acre site in San Antonio, Texas. This complex houses loan service, savings operations, and information systems departments, and various other back-office functions. We also own 245 of our branches, some of which are located on leased land. For further information regarding the Company’s investment in premises and equipment and expiration dates of long-term leases, see Note I to the Consolidated Financial Statements.

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

No matters were submitted during the quarter ended December 31, 2005 to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Dividend

On October 20, 2004, the Company’s Board of Directors approved a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend. The stock split became effective on December 10, 2004. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts reflect the stock split.

Market Prices of Stock

Golden West’s stock is listed on the New York Stock Exchange and the Pacific Exchange and options on Golden West are traded on the Chicago Board Options Exchange as well as the Pacific Exchange under the ticker symbol GDW. The quarterly price ranges, based on the daily closing price, for the Company’s common stock during 2005 and 2004 were as follows:

TABLE 23

Common Stock Price Range

	2005	2004
First Quarter	$ 58.51 - $ 66.94	$ 49.33 - $ 58.40
Second Quarter	$ 59.03 - $ 66.74	$ 49.89 - $ 56.25
Third Quarter	$ 58.53 - $ 68.92	$ 50.58 - $ 57.53
Fourth Quarter	$ 55.64 - $ 68.07	$ 54.38 - $ 61.90

Per Share Cash Dividends Data

The principal sources of funds for the payment by Golden West of cash dividends are cash dividends paid to it by subsidiaries. Golden West’s cash dividends paid per share for 2005 and 2004 were as follows:

TABLE 24

Cash Dividends Per Share

	2005	2004
First Quarter	$.0600	$.0500
Second Quarter	.0600	.0500
Third Quarter	.0600	.0500
Fourth Quarter	.0800	.0600

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

At December 31, 2005, $6.2 billion of the WSB’s retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

Stockholders

At the close of business on February 28, 2006, 308,502,961 shares of Golden West’s Common Stock were outstanding and were held by 996 stockholders of record. At the close of business on February 28, 2006, the Company’s common stock price was $71.03. The transfer agent and registrar for the Golden West common stock is Mellon Investor Services, L.L.C., San Francisco, California 94101.

Equity Compensation Plan Information

The Company’s 1996 Stock Option Plan authorized the granting of options to employees for the purchase of up to 42 million shares of the Company’s common stock. As of February 1, 2006, no further options can be issued under this plan. The Company’s 2005 Stock Incentive Plan authorizes the granting of stock options and other equity-based awards to employees for up to a ten-year period expiring April 27, 2015. The aggregate number of shares authorized for issuance under the 2005 Stock Incentive Plan is 25 million shares of the Company’s common stock. The plan permits the issuance of non-qualified stock options and incentive stock options as well as restricted stock, stock units, and stock appreciation rights.

The following table sets forth information about the Company’s stock option and incentive plans at December 31, 2005:

TABLE 25

Golden West Financial Corporation

Stock Option and Incentive Plans

As of December 31, 2005

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Option Plan
Equity Compensation Plan Approved by Stockholders:
1996 Stock Option Plan	10,262,688	$33.24	1,332,000	(a)

2005 Stock Incentive Plan	-0-	n/a	25,000,000

(a)	The 1996 Stock Option Plan expired on February 1, 2006, after which no further options may be granted under this Plan.

The Company does not have any equity compensation plans that have not been approved by the stockholders.

Stock Repurchase Activity

The following table shows repurchases of Golden West common stock for each quarter end and for each calendar month in the quarter ended December 31, 2005.

TABLE 26

Common Stock Repurchase Activity

For the Year Ended December 31, 2005

	Total Number of Shares Repurchased	Weighted- Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Authorization(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Authorization
First quarter	-0-	—	-0-	18,656,358
Second quarter	-0-	—	-0-	18,656,358
Third quarter	425,000	$59.19	425,000	18,231,358

October	560,000	$58.44	560,000	17,671,358
November	-0-	—	-0-	17,671,358
December	-0-	—	-0-	17,671,358

Fourth quarter	560,000	$58.44	560,000	17,671,358
Total	985,000	$58.76	985,000	17,671,358

(a)	In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares. Unless modified or revoked by the Board of Directors, the 2001 authorization does not expire.

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

TABLE 27

Five Year Consolidated Summary of Operations

(Dollars in thousands except per share figures)

	Year Ended December 31
	2005	2004	2003	2002	2001
Interest income	$6,199,896	$4,178,856	$3,528,344	$3,497,034	$4,209,612
Interest expense	3,264,825	1,560,251	1,319,960	1,566,740	2,578,280

Net interest income	2,935,071	2,618,605	2,208,384	1,930,294	1,631,332
Provision for loan losses	8,290	3,401	11,864	21,170	22,265

Net interest income after provision for loan losses	2,926,781	2,615,204	2,196,520	1,909,124	1,609,067
Noninterest income	462,136	293,923	313,330	247,000	236,739
General and administrative expense	962,415	840,126	720,515	601,494	513,802

Earnings before taxes on income	2,426,502	2,069,001	1,789,335	1,554,630	1,332,004
Taxes on income	940,338	789,280	683,236	596,351	513,181

Net earnings before cumulative effect of accounting change(a)	$1,486,164	$1,279,721	$1,106,099	$958,279	$818,823

Basic earnings per share(a)	$4.83	$4.19	$3.63	$3.10	$2.59

Diluted earnings per share(a)	$4.77	$4.13	$3.57	$3.06	$2.55

(a)	Excludes the cumulative effect of accounting change resulting in an after tax charge of $6 million, or $.02 per basic and diluted earning per share, one-time charge due to the adoption of SFAS 133 on January 1, 2001.

TABLE 28

Five Year Summary of Financial Condition

(Dollars in thousands)

	At December 31
	2005	2004	2003	2002	2001
Total assets	$124,615,163	$106,888,541	$82,549,890	$68,405,828	$58,586,271

Loans receivable and MBS(a)	119,365,929	102,669,231	78,311,016	65,010,774	55,668,891
Adjustable rate mortgages including MBS(b)	116,369,564	99,730,701	75,238,723	61,770,142	51,794,400
Fixed-rate mortgages for investment including MBS(b)	1,241,426	1,550,548	1,913,495	2,141,469	2,997,866
Fixed-rate mortgages held for sale including MBS(b)	82,400	52,325	124,917	381,232	428,748
Deposits	60,158,319	52,965,311	46,726,965	41,038,797	34,472,585
Total borrowings	54,549,382	45,683,630	29,028,730	21,556,880	19,058,758
Stockholders’ equity	8,670,965	7,274,876	5,947,268	5,025,250	4,284,190

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

TABLE 29

Five Year Selected Other Data

(Dollars in thousands except per share figures)

	At or for the Year Ended December 31
	2005	2004	2003	2002	2001
Real estate loans originated	$51,516,399	$48,989,077	$35,984,721	$26,682,890	$20,763,237
New adjustable rate mortgages as a percentage of real estate loans originated	99.2%	98.9%	93.5%	91.6%	84.0%
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	98%	97%	96%	94%
Refinances as a percentage of real estate loans originated	77.3%	71.7%	70.3%	61.8%	58.6%
Yield on loan portfolio and MBS	6.05%	4.75%	4.61%	5.28%	6.38%
Loans serviced for others with recourse	$1,726,037	$2,270,490	$3,092,641	$2,897,859	$2,797,634
Loans serviced for others without recourse	2,432,713	2,266,534	2,672,345	2,510,635	2,035,250
Deposits increase	$7,193,008	$6,238,346	$5,688,168	$6,566,212	$4,424,666
Cost of deposits	3.24%	2.08%	1.85%	2.56%	3.39%
Net earnings/average net worth (ROE)	18.72%	19.45%	20.33%	20.62%	20.23	% (a)
Net earnings/average assets (ROA)	1.27%	1.37%	1.50%	1.53%	1.42	% (a)
Net interest margin	2.54%	2.83%	3.05%	3.17%	2.93%
General and administrative expense (G&A) to:
Net interest income plus other income	28.33%	28.85%	28.57%	27.63%	27.50%
Average assets	.82%	.90%	.98%	.96%	.90%
Yield on interest-earning assets	6.03%	4.73%	4.54%	5.25%	6.36%
Cost of funds	3.78%	2.22%	1.67%	2.32%	3.15%
Primary spread	2.25%	2.51%	2.87%	2.93%	3.21%
Nonperforming assets and troubled debt restructured/total assets(b)	.31%	.33%	.51%	.62%	.67%
Net chargeoffs/average loans	.00%	.00%	.00%	.00%	.00%
Stockholders’ equity/total assets	6.96%	6.81%	7.20%	7.35%	7.31%
World Savings Bank, FSB (WSB) regulatory capital ratios:(c)
Tier 1 (core or leverage)	6.76%	6.71%	7.45%	7.61%	7.71%
Total risk-based	13.02%	12.92%	14.16%	14.26%	14.24%
World Savings Bank, FSB (Texas) (WTX) regulatory capital ratios:(c)
Tier 1 (core or leverage)	5.61%	5.22%	5.16%	5.23%	5.23%
Total risk-based	24.77%	23.67%	22.88%	24.07%	25.05%
Cash dividends per share	$.26	$.21	$.178	$.151	$.13
Dividend payout ratio	5.38%	5.01%	4.90%	4.88%	5.02	% (a)
Book value per share	28.15	23.73	19.55	16.37	13.77
Average common shares outstanding	307,388,071	305,470,587	305,047,184	309,122,480	316,524,948

(a)	The ratios for the year ended December 31, 2001 include a pre-tax charge of $10 million or $.02 per basic and diluted earnings per share, after tax, associated with the adoption of SFAS 133 on January 1, 2001. Excluding this cumulative effect of an accounting change, ROE was 20.38%, ROA was 1.43%, and the dividend payout ratio was 5.06%.

(b)	NPAs include nonaccrual loans (loans that are 90 days or more past due) and foreclosed real estate.

(c)	For regulatory purposes, the requirements to be considered “well capitalized” are 5.0% and 10.0% for tier 1 (core or leverage) and total risk-based, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $124.6 billion as of December 31, 2005. Our principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX). As of December 31, 2005, we operated 283 savings branches in ten states and had lending operations in 39 states under the World name.

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

2005 In Review

We had a strong year in 2005 with substantial growth in net interest income driven primarily by the 16% expansion of our loan portfolio. Our volume of ARM originations reached record levels. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2005 was a decrease in our average primary spread. The average primary spread decreased because short-term interest rates continued to increase in 2005 and the yield on the Company’s earning assets responded more slowly than interest rates on our deposits and borrowings.

Our financial highlights include the following:

•	diluted earnings per share reached a record of $4.77, up 15% from the $4.13 reported in 2004;

•	net interest income grew 12% to a record high of $2.9 billion, despite an average primary spread that compressed from 2.76% during 2004 to 2.38% in 2005;

•	our general and administrative expense to average assets ratio fell from .90% to .82%; our general and administrative expense divided by the sum of net interest income and noninterest income (efficiency ratio) was 28.33% compared to 28.85% in 2004;

•	our loan portfolio increased to $119.4 billion, up 16% from $102.7 billion at December 31, 2004;

•	we had record originations of $51.5 billion as compared to $49.0 billion for 2004;

•	99% of originations in 2005 were ARMs;

•	our ARM portfolio increased to a record high of $116.4 billion, up 17% from $99.7 billion at yearend 2004;

•	nonperforming assets and troubled debt restructured remained at very low levels, and for the eighth straight year our ratio of net chargeoffs to average loans and MBS was zero basis points;

•	we had a record deposit increase of $7.2 billion;

•	our capital expanded to a record level of $8.7 billion, up 19% from the $7.3 billion reported at yearend 2004; and

•	our stockholders’ equity to asset ratio was 6.96% at December 31, 2005 compared to 6.81% at December 31, 2004.

The following table summarizes selected financial information about how we performed in 2005, as compared to 2004 and 2003.

TABLE 30

Financial Highlights

2003 - 2005

(Dollars in Millions Except Per Share Figures)

	Year Ended December 31
	2005	2004	2003
Operating Results:
Net earnings	$1,486	$1,280	$1,106
Diluted earnings per share	4.77	4.13	3.57
Net interest income	$2,935	$2,618	$2,209
Average earning assets	115,401	92,441	72,351
Net interest margin	2.54%	2.83%	3.05%
General and administrative expense	$963	$840	$721
General and administrative expense/average assets	.82%	.90%	.98%
Efficiency ratio	28.33%	28.85%	28.57%

	December 31
	2005	2004	2003
Selected Balance Sheet Items:
Assets	$124,615	$106,889	$82,550
Loans receivable and mortgage-backed securities (MBS)	119,366	102,669	78,311
Deposits	60,158	52,965	46,727
Borrowings	54,549	45,684	29,028
Stockholders’ equity	8,671	7,275	5,947
Stockholders’ equity/total assets	6.96%	6.81%	7.20%
World Savings Bank, FSB:
Total assets	$124,370	$106,787	$81,939
Regulatory capital ratios:(a)
Core/leverage	6.76%	6.71%	7.45%
Total risk-based	13.02%	12.92%	14.16%

(a)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for core/leverage and 10.0% for total risk-based capital.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at year ends 2005, 2004, and 2003.

TABLE 31

Asset, Liability, and Equity Components as

Percentages of Total Assets

2003 – 2005

	December 31
	2005	2004	2003
Assets:
Cash and investments	1.8%	1.6%	2.6%
Loans receivable and MBS	95.8	96.0	94.9
Other assets	2.4	2.4	2.5

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	48.3%	49.6%	56.6%
FHLB advances	31.2	31.6	26.7
Other borrowings	12.5	11.1	8.5
Other liabilities	1.0	0.9	1.0
Stockholders’ equity	7.0	6.8	7.2

	100.0%	100.0%	100.0%

The Loan Portfolio

Almost all of our assets are adjustable rate mortgages on residential properties. As discussed below, we emphasize ARMs with interest rates that change monthly to reduce our exposure to interest rate risk. We originate and retain these loans in portfolio. We sell most of the fixed-rate loans that we originate, as well as loans that customers convert from ARMs to fixed-rate loans.

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities (MBS) portfolio at December 31, 2005, 2004, and 2003.

TABLE 32

Balance of Loans Receivable and MBS by Component

2003 – 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003
Loans	$66,339,220	$65,266,464	$49,937,769
Securitized loans(a)	49,870,206	33,957,058	23,233,928
Other(b)	1,672,539	1,335,657	1,033,881

Total loans receivable	117,881,965	100,559,179	74,205,578

MBS with recourse(c)	1,168,480	1,719,982	3,650,048
Purchased MBS	315,484	390,070	455,390

Total MBS	1,483,964	2,110,052	4,105,438

Total loans receivable and MBS	$119,365,929	$102,669,231	$78,311,016

ARMs as a percentage of total loans receivable and MBS	99%	98%	97%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the years ended 2005, 2004, and 2003.

TABLE 33

Loan Originations and Loan and MBS Repayments

2003 – 2005

(Dollars in Millions)

	Year Ended December 31
	2005	2004	2003
Loan Originations
Real estate loans originated	$51,516	$48,989	$35,985
ARMs as a % of originations	99%	99%	94%
Fixed-rate mortgages as a % of originations	1%	1%	6%
Refinances as a % of originations	77%	72%	70%
Purchases as a % of originations	23%	28%	30%
First mortgages originated for portfolio as a % of originations	97%	97%	92%
First mortgages originated for sale as a % of originations	1%	1%	5%
Repayments
Loan and MBS repayments(a)	$33,822	$24,155	$20,043
Repayment rate(b)	33%	31%	31%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs.

(b)	The repayment rate is the annual repayments as a percentage of the prior year’s ending loan and MBS balance.

The dollar volume of our originations increased 5% in 2005 versus 2004 due to the continued popularity of adjustable rate mortgages and an increase in the average loan size, offset by a decrease in the number of loans originated.

Loan and MBS repayments, including amortization and loan payoffs, were higher in 2005 as compared to 2004 as a result of a larger portfolio balance and a higher repayment rate. Repayment rates increased because mortgage interest rates remained low from a historical standpoint leading to continued high levels of both home loan purchases and refinance activity.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. However, we also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. The ELOCs we originate are indexed either to the Certificate of Deposit Index (CODI) discussed in “Management of Interest Rate Risk – Asset/Liability Management” or the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). For the year ended December 31, 2005, $1.2 billion of ELOCs were originated (includes only amounts drawn at the time of establishment), of which $849 million were tied to CODI and $358 million were tied to the Prime Rate. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. In almost all cases, we only originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in ELOCs and fixed-rate second mortgages in the past three years.

TABLE 34

Equity Lines of Credit and Fixed-Rate Second Mortgages

2003 – 2005

(Dollars in Thousands)

	At and for the Year Ended December 31
	2005	2004	2003
Equity Lines of Credit
ELOC originations(a)	$1,206,626	$1,063,102	$887,363
New ELOCs established during the year(b)	2,453,799	2,146,322	1,708,482
ELOC outstanding balance at year end	2,862,861	2,575,524	1,827,435
ELOC maximum total line of credit available	4,526,292	3,907,947	2,748,076
Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$7,753	$109,054	$148,070
Sales of second mortgages	-0-	36,985	100,410
Fixed-rate seconds held for sale	-0-	-0-	57,854
Fixed-rate seconds held for investment	59,894	127,428	79,998

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes the maximum total line of credit available for new ELOCs.

Net Deferred Loan Costs

Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with accounting principles generally accepted in the United States of America (GAAP), we defer loan fees charged at the time of origination and certain loan origination costs. Over the past five years, the combined amounts have resulted in net deferred costs. These net deferred loan costs are amortized over the contractual life of the related loans. The amortized amount lowers loan interest income and net interest income which reduces the reported yield on our loan portfolio, our primary spread, and our net interest margin. If a loan pays off before the end of its contractual life, any remaining net deferred cost is charged to loan interest income at that time. The vast majority of the amortization of net deferred loan costs shown in Table 35 is accelerated amortization resulting from early payoffs of loans.

The following table provides information on net deferred loan costs for the years ended December 31, 2005, 2004, and 2003.

TABLE 35

Net Deferred Loan Costs

2003 – 2005

(Dollars in Thousands)

	Year Ended December 31
	2005	2004	2003
Beginning balance of net deferred loan costs	$915,008	$547,318	$331,985
Net loan costs deferred	578,061	558,290	313,331
Amortization of net deferred loan costs	(341,873)	(185,685)	(97,998)
Net deferred loan costs (fees) transferred from MBS	947	(4,915)	-0-

Ending balance of net deferred loan costs	$1,152,143	$915,008	$547,318

The growth in net deferred loan costs in the past three years resulted primarily from the growth in loan origination volume. The increase in the amortization of net deferred loan costs resulted from higher loan repayments.

Lending Operations

At December 31, 2005, we had lending operations in 39 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three years ended December 31, 2005, 2004, and 2003 for Northern and Southern California and for our five next largest origination states by dollar amount in 2005.

TABLE 36

Loan Originations by State

2003 – 2005

(Dollars in Thousands)

	Year Ended December 31
	2005	2004	2003
Northern California	$19,050,587	$17,891,625	$13,269,180
Southern California	15,487,649	14,932,040	10,955,465

Total California	34,538,236	32,823,665	24,224,645
Florida	3,775,129	2,664,693	1,955,151
New Jersey	1,987,585	2,001,661	1,309,496
Arizona	1,334,374	676,431	494,113
Virginia	1,200,986	1,080,273	704,363
Illinois	950,923	1,219,630	786,228
Other states	7,729,166	8,522,724	6,510,725

Total	$51,516,399	$48,989,077	$35,984,721

The following table shows loans receivable and MBS with recourse by state for the three years ended December 31, 2005, 2004, and 2003 for Northern and Southern California and all other states with more than 2% of the total loan balance at December 31, 2005.

TABLE 37

Loans Receivable and MBS with Recourse by State

2003 – 2005

(Dollars in Thousands)

	Year Ended December 31
State	2005	2004	2003
Northern California	$40,175,262	$35,464,047	$27,682,694
Southern California	32,069,469	27,819,673	21,193,225

Total California	72,244,731	63,283,720	48,875,919
Florida	8,217,469	6,003,687	4,400,376
New Jersey	5,392,295	4,414,236	3,020,539
Texas	3,412,509	3,359,814	2,954,106
Illinois	2,966,965	2,673,642	1,925,959
Virginia	2,613,023	2,085,564	1,393,601
Washington	2,530,090	2,344,628	2,076,473
Other states	19,990,315	16,767,479	12,162,992

	117,367,397	100,932,770	76,809,965
Other(a)	1,683,048	1,346,391	1,045,661

Total loans receivable and MBS with recourse	$119,050,445	$102,279,161	$77,855,626

(a)	Other includes loans on deposits, loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, the accounting rules require that securities formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the years ended December 31, 2005, 2004, and 2003, amounted to $34.3 billion, $24.5 billion, and $13.7 billion, respectively. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity risk management.

Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity. MBS that are classified as held to maturity are those that we have the ability and intent to hold until maturity.

Structural Features of Our ARMs

After bank regulators authorized ARMs in 1981 to help mortgage lenders better manage interest rate risk, we and other major residential portfolio lenders in California and elsewhere evaluated various ARM products to find solutions that would benefit borrowers and also allow us to manage interest rate risk without assuming undue credit risk. The product selected by most major residential portfolio lenders on the West Coast, and various others throughout the country, was a product often described as an “option ARM” because of the payment options available to borrowers. For the past 25 years, we have continued to originate our version of the option ARM because we believe that borrowers benefit from its structural features and because we have developed pricing, underwriting, appraisal, and other processes over the years to help us manage potential credit risks. Although we have originated some other types of ARMs, almost all of our ARMs are option ARMs.

The option ARMs that we have originated since 1981 have the following structural features that are described in more detail below:

•	an interest rate that changes monthly and is based on an index plus a fixed margin set at origination;

•	payment options;

•	features that allow for deferred interest to be added to the loans; and

•	lifetime interest rate caps, and in some cases interest rate floors, that limit the range of interest rates on the loans.

Interest Rates and Indexes. The option ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan rate changes monthly. For most of our lending, the indexes used are the Golden West Cost of Savings Index (COSI) and the Certificate of Deposit Index (CODI). Our portfolio also contains loans indexed to the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Management of Interest Rate Risk - Asset/Liability Management.” The ELOCs we originate are indexed either to CODI or the Prime Rate.

As further described in “Management of Interest Rate Risk - Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the years ending December 31, 2005, 2004, and 2003.

TABLE 38

Adjustable Rate Mortgage Originations by Index(a)

2003 - 2005

(Dollars in Thousands)

	Year Ended December 31
ARM Index	2005	% of Total	2004	% of Total	2003	% of Total
COSI	$35,835,729	70%	$14,447,060	30%	$10,688,779	32%
CODI(b)	14,429,577	28%	32,264,494	67%	20,518,260	61%
COFI	463,614	1%	654,926	1%	1,559,605	5%
Prime	357,763	1%	1,063,102	2%	887,363	2%
LIBOR(c)	8,268	0%	-0-	0%	-0-	0%

Total	$51,094,951	100%	$48,429,582	100%	$33,654,007	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes ELOCs tied to CODI.

(c)	LIBOR is the London Interbank Offered Rate.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at December 31, 2005, 2004, and 2003.

TABLE 39

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

2003 - 2005

(Dollars in Thousands)

	December 31
ARM Index	2005	% of Total	2004	% of Total	2003	% of Total
COSI	$56,382,694	48%	$30,900,888	31%	$24,535,095	33%
CODI(a)	47,557,461	41%	52,412,249	52%	30,243,337	40%
COFI	10,408,640	9%	13,537,745	14%	18,207,868	24%
Prime	1,793,888	2%	2,575,524	3%	1,827,435	2%
Other(b)	226,881	0%	304,295	0%	424,988	1%

Total	$116,369,564	100%	$99,730,701	100%	$75,238,723	100%

(a)	Includes ELOCs tied to CODI.

(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Payment Options. The option ARM provides our borrowers with up to four payment options. These payment options include a minimum payment, an interest-only payment, a payment that enables the loan to pay off over its original term, and a payment that enables the loan to pay off 15 years from origination. In addition to these four specified payment options, borrowers may elect a payment of any amount above the minimum payment.

Substantially all of the ARMs we originate allow the borrower to select an initial monthly payment for the first year of the loan. The initial monthly payment selected by the borrower is limited by a floor that we set. If the initial monthly payment selected by the borrower is less than the amount of interest due on the loan, then deferred interest occurs, as described below under “Deferred Interest.” In 2005, the initial monthly payment selected on almost all new loans was lower than the amount of interest due on the loans. The minimum monthly payment for substantially all our ARMs is reset annually. The new minimum monthly payment amount generally cannot exceed the prior year’s minimum monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For a small number of loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter.

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

Our loans provide that deferred interest may occur as long as the loan balance remains below a cap based on a percentage of the original mortgage amount. A 125% cap on the loan balance applies to loans with original loan-to-value ratios at or below 85%, which includes almost all of the loans we originate. Loans with original loan-to-values above 85% have a 110% cap. If the loan balance reaches the applicable limit, additional deferred interest may not be allowed to occur and we may increase the minimum monthly payment to an amount that would amortize the loan over its remaining term. In this case, the new minimum monthly payment amount could increase beyond the 7.5% annual payment cap described above, and continue to increase each month thereafter, if the applicable loan balance cap is still being reached and the current minimum monthly payment amount would not be enough to fully amortize the loan by the scheduled maturity date.

The amount of deferred interest a loan incurs depends on a number of factors outside our control, including changes in the underlying index and the borrower’s payment behavior. If a loan’s index were to increase and remain at relatively high levels, the amount of deferred interest on the loan would be expected to trend higher, absent other mitigating factors such as monthly payments that meet or exceed the amount of interest then due. Similarly, if the index were to decline and remain at relatively low levels, the amount of deferred interest on the loan would be expected to trend lower.

Additional discussion of deferred interest can be found in “Management of Credit Risk – Close Monitoring of the Loan Portfolio.”

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS with recourse before any reduction for loan servicing and guarantee fees) was 12.15% or 5.68% above the actual weighted average rate at December 31, 2005, versus 12.16% or 7.16% above the actual weighted average rate at yearend 2004 and 12.20% or 7.42% above the weighted average rate at yearend 2003.

The following table shows the Company’s ARM loans by lifetime cap bands as of December 31, 2005.

TABLE 40

Adjustable Rate Mortgage Portfolio by Lifetime Cap Bands

December 31, 2005

(Dollars in Thousands)

Cap Bands	ARM Balance	Number of Loans	% of Total Balance
Less than 11.00%	$29,313	96.0%
11.00% - 11.49%	740,070	3,675.6%
11.50% - 11.99%	100,059,007	399,390	86.0%
12.00% - 12.49%	9,743,738	54,651	8.4%
12.50% - 12.99%	2,655,751	29,119	2.3%
13.00% - 13.49%	95,333	696.1%
13.50% - 13.99%	329,782	3,188.3%
14.00% or greater(a)	2,692,464	56,503	2.3%
No Cap	24,106	216.0%

Total	$116,369,564	547,534	100.0%

(a)	Includes $2.1 billion of one- to four-family ELOCs, most of which have an 18% cap.

During the life of some ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. A portion of our ARMs is subject to lifetime floors. At December 31, 2005, approximately $4.6 billion of our ARM loans (including MBS with recourse) have terms that state that the interest rate may not fall below a lifetime floor set at the time of origination or assumption. As of December 31, 2005, $277 million of ARM loans had reached their rate floors, compared to $1.6 billion at December 31, 2004, and $2.3 billion at December 31, 2003. The weighted average floor rate on the loans that had reached their floor was 6.09% at yearend 2005 compared to 5.36% at yearend 2004 and 5.43% at yearend 2003. Without the floor, the weighted average rate on these loans would have been 5.52% at December 31, 2005, 4.44% at December 31, 2004, and 4.38% at December 31, 2003.

Other Lending Activity

In addition to the monthly adjusting ARMs described above, we originate and have in portfolio a small volume of ARMs with initial interest rates and monthly payments that are fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment is reset annually. Additionally, we originate a small volume of ARMs where the interest rate adjusts every six months subject to a periodic interest rate cap; some of these ARMs provide for interest-only payments for the first five years.

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Some borrowers elect to modify their loans to fixed-rate loans for one, three, or five years. These modifications amounted to $1.5 billion during 2005 compared to $548 million and $458 million for the years ended December 31, 2004 and 2003. We retain these modified loans in portfolio. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage for the remainder of the term. During 2005, $522 million of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $150 million and $1.2 billion in 2004 and 2003, respectively. We sell most of the converted fixed-rate loans.

Investments

We invest funds not immediately needed to fund our loan operations in short-term instruments. Our practice is to invest only with counterparties that have high credit ratings. Investments are reported in either “Federal funds sold, securities purchased under agreements to resell, and other investments” or “Securities available for sale, at fair value” on the Consolidated Statement of Financial Condition. The following tables summarize information about the Company’s investments.

TABLE 41

Federal Funds Sold, Securities Purchased Under Agreements to Resell,

and Other Investments

(Dollars in Thousands)

	December 31
	2005	2004	2003
Federal funds sold	$1,096,626	$861,353	$941,267
Securities purchased under agreements to resell	-0-	-0-	300,000
Eurodollar time deposits	225,000	75,000	298,238

Total federal funds sold, securities purchased under agreements to resell, and other investments	$1,321,626	$936,353	$1,539,505

The weighted average yields on federal funds sold, securities purchased under agreements to resell and other investments were 4.11%, 2.08%, and .93% at December 31, 2005, 2004, and 2003, respectively.

TABLE 42

Securities Available for Sale

(Dollars in Thousands)

	December 31
	2005	2004	2003
U.S. government obligation	$1,765	$1,760	$1,760
Freddie Mac stock	367,267	414,194	327,758
Other	13,467	22,078	10,420

Total securities available for sale	$382,499	$438,032	$339,938

We hold stock in the Federal Home Loan Mortgage Corporation (Freddie Mac) that we obtained in 1984 with a cost basis of $6 million. Included in the balances above are net unrealized gains on Freddie Mac stock of $362 million, $409 million, and $322 million at December 31, 2005, 2004, and 2003, respectively. The weighted average yields of securities available for sale, excluding equity securities, were 4.24%, 2.43%, and 1.31% at December 31, 2005, 2004, and 2003, respectively. We had no securities held for trading during 2005, 2004, and 2003.

Other Assets

Capitalized Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When we retain the servicing rights upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair value of the servicing rights and the loans on the sale date. We do not have a large portfolio of mortgage servicing rights, primarily because we retain our ARM originations in portfolio and only sell a limited number of other loans to third parties. The balance of capitalized mortgage servicing rights (CMSRs) at December 31, 2005, 2004, and 2003 was $39 million, $53 million, and $89 million, respectively. CMSRs are included in “Other assets” on the Consolidated Statement of Financial Condition.

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

The net estimated fair value of CMSRs as of December 31, 2005, 2004, and 2003 was $54 million, $62 million, and $95 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $1 million at December 31, 2005 and by $7 million at December 31, 2004 and as a result, we had a valuation allowance of those amounts. The book value of the Company’s CMSRs did not exceed the fair value at December 31, 2003 and, therefore, no valuation allowance for impairment was required.

Deposits

We raise deposits on a retail basis through our branch system and the Internet, and, from time to time, through the money markets. Retail deposits increased by $7.2 billion in 2005 compared to increases of $6.2 billion and $5.7 billion in 2004 and 2003, respectively. Retail deposits increased during these three years due to favorable customer response to our promoted products. At December 31, 2005, transaction accounts represented 32% of the total balance of deposits, compared to 74% and 77% at year ends 2004 and 2003, respectively. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments tied to LIBOR. Borrowings increased by $8.9 billion to $54.5 billion in 2005 and by $16.7 billion to $45.7 billion in 2004 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs that we own. FHLB advances amounted to $39.0 billion at December 31, 2005, compared to $33.8 billion and $22.0 billion at December 31, 2004 and 2003, respectively.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both a secured and unsecured basis. Most of WSB’s capital market funding consists of unsecured senior debt and bank notes. Debt securities with maturities 270 days or longer are reported as senior debt and debt securities with maturities less than 270 days are reported as bank notes on the Consolidated Statement of Financial Condition. WSB has a program that allows for the issuance of up to an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. WSB issued $2.95 billion in notes under this program in 2005 and $1.3 billion in 2004, and as of December 31, 2005, $3.75 billion remained available for issuance under this program. WSB issued $3.0 billion of senior debt under a prior program in 2004. As of December 31, 2005 and 2004, WSB had a total of $7.2 billion and $4.3 billion of long-term unsecured senior debt outstanding. WSB did not have any senior debt outstanding as of December 31, 2003. As of December 31, 2005, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. WSB had $2.4 billion, $2.7 billion, and $3.0 billion of short-term bank notes outstanding as of December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds on a secured basis through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $5.0 billion, $3.9 billion, and $3.0 billion at December 31, 2005, 2004, and 2003, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt. In December 2005, Golden West filed a registration statement that allows us to issue up to $2.0 billion of debt securities. As of December 31, 2005, no debt was outstanding under this registration statement. At December 31, 2005, Golden West, at the holding company level, had $994 million of senior debt outstanding compared to $993 million and $991 million at December 31, 2004 and 2003, respectively. Golden West had no subordinated debt outstanding during those time periods. As of December 31, 2005, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

MANAGEMENT OF RISK

Our business strategy is to achieve sustainable earnings growth utilizing a low-risk business approach. We continue to execute and refine our business model to manage the key risks associated with being a residential mortgage portfolio lender, namely interest rate risk and credit risk. We also manage other risks, such as operational, regulatory, and management risk.

Management of Interest Rate Risk

Overview

Interest rate risk generally refers to the risk associated with changes in market interest rates that could adversely affect a company’s financial condition. We strive to manage interest rate risk through the operation of our business, rather than relying on capital market techniques such as derivatives. Our strategy for managing interest rate risk includes:

•	focusing on originating and retaining monthly adjusting ARMs in our portfolio;

•	funding these ARM assets with liabilities that respond in a similar manner to changes in market rates; and

•	selling most of the limited number of fixed-rate loans that we originate, as well as fixed-rate loans that result from existing customers converting from ARMs.

As discussed further below, these strategies help us to maintain a close relationship between the yield on our assets and the cost of our liabilities throughout the interest rate cycle and thereby limit the sensitivity of net interest income and our primary spread to changes in market rates.

Asset/Liability Management

Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly, which means that the yield on our loan portfolio responds to movements in interest rates. At December 31, 2005, ARMs constituted 99% of our loan and MBS portfolio, and 96% of our ARM portfolio adjusted monthly.

The primary difference between how our ARMs and how our liabilities respond to interest rate changes is principally timing related. Specifically, rates on our liabilities tend to adjust more rapidly to interest rate changes than the yield on our ARM portfolio, primarily because of built-in reporting and repricing lags that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in market interest rates are significantly reflected in the indexes. In addition to the index lags, other structural features of the ARMs, described under “The Loan Portfolio - Structural Features of our ARMs,” can delay the repricing of our assets.

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

TABLE 43

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

To mitigate the lags discussed above, our ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. The following table describes the indexes we use and shows how these indexes are intended to match with our liabilities. As discussed in the table, ARMs funded with savings historically have had similar repricing lags. The repricing lags of ARMs and LIBOR-based market-rate borrowings have historically been somewhat different but these differences have been principally timing related. In particular, most of the Company’s interest rate sensitivity has come from CODI loans funded with borrowings.

TABLE 44

Summary of Key Indexes

	COSI	CODI	COFI

How the Index is Calculated	Equal to Golden West’s cost of deposits as reported monthly.	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	COSI equals our own cost of deposits. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	Historically, COFI has tracked our cost of deposits. The match is not perfect , however, because COFI includes the cost of savings and borrowings of many other institutions as well as our own.

Percentage of 2005 ARM Originations	70%	28%	1%

Percentage of ARM Portfolio at 12/31/05	48%	41%	9%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	Yes, because the rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	Yes, because CODI is a 12-month rolling average, and it takes time before the index is able to reflect, or “catch up” with, a change in market rates.	Yes, because the portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

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

The table below shows the primary spread, and its main components, at December 31, 2005, 2004, and 2003.

TABLE 45

Yield on Earning Assets, Cost of Funds, and Primary Spread

2003 - 2005

	December 31
	2005	2004	2003
Yield on loan portfolio and MBS	6.05%	4.75%	4.61%
Yield on investments	4.11	2.08	.93

Yield on earning assets	6.03	4.73	4.54

Cost of deposits	3.24	2.08	1.85
Cost of borrowings	4.37	2.38	1.37

Cost of funds	3.78	2.22	1.67

Primary spread	2.25%	2.51%	2.87%

During 2004, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, five times, bringing the rate up to 2.25% at December 31, 2004 as compared to 1.00% at December 31, 2003. During 2005, the Federal Reserve’s Open Market Committee raised the Federal Funds rate eight times, bringing the rate up to 4.25% at December 31, 2005. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags previously described.

The following table shows the average primary spread by quarter.

TABLE 46

Average Primary Spread

	For the Quarter Ended
	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004
Average primary spread	2.29%	2.37%	2.39%	2.46%	2.60%

For the five years ended December 31, 2005, which included periods of both falling and rising interest rates, our primary spread averaged 2.75%.

Mortgage portfolio lenders often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of December 31, 2005, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 47

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of December 31, 2005

(Dollars in Millions)

	Projected Repricing(a)
	0 - 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Investments	$1,702	$2	$-0-	$-0-	$1,704
MBS:
Adjustable rate	1,113	-0-	-0-	-0-	1,113
Fixed-rate	15	34	150	172	371
Loans receivable:
Adjustable rate	114,730	1,363	817	-0-	116,910
Fixed-rate held for investment	77	165	408	240	890
Fixed-rate held for sale	82	-0-	-0-	-0-	82
Other(b)	2,080	-0-	-0-	129	2,209

Total	$119,799	$1,564	$1,375	$541	$123,279

Interest-Bearing Liabilities:
Deposits(c)	$36,479	$20,718	$2,960	$1	$60,158
FHLB advances	37,436	328	692	505	38,961
Other borrowings	12,739	200	2,154	495	15,588
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$88,554	$21,246	$3,906	$1,001	$114,707

Repricing gap	$31,245	$(19,682)	$(2,531)	$(460)	$8,572

Cumulative gap	$31,245	$11,563	$9,032	$8,572

Cumulative gap as a percentage of total assets	25.1%	9.3%	7.2%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Includes primarily cash in banks and Federal Home Loan Bank (FHLB) stock.

(c)	Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

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

The following table is a summary of our market risk on financial instruments. It includes our expected cash flows and applicable yields on the balances of our interest-sensitive assets and liabilities as of December 31, 2005, taking into consideration expected prepayments of our long-term assets (primarily loans receivable and MBS). The table also includes the estimated current fair value of the assets and liabilities shown.

TABLE 48

Summary of Market Risk on Financial Instruments

As of December 31, 2005

(Dollars in Millions)

	Expected Maturity Date as of December 31, 2005(a)
	2006	2007	2008		2009		2010	2011 & Thereafter	Total Balance	Fair Value
Interest-Sensitive Assets:
Federal funds sold and other investments	$1,322	$-0-	$-0-		$-0-		$-0-	$-0-	$1,322	$1,322
Weighted average interest rate	4.11%	.00%	.00%		.00%		.00%	.00%	4.11%
Securities Available for Sale(b)	$2	$-0-	$-0-		$-0-		$-0-	$-0-	$2	2
Weighted average interest rate	4.24%	.00%	.00%		.00%		.00%	.00%	4.24%
MBS
Fixed-Rate	$72	$58	$50		$40		$31	$120	$371	373
Weighted average interest rate	5.86%	5.79%	5.68%		5.64%		5.60%	5.47%	5.65%
Variable Rate	$238	$184	$156		$120		$99	$316	$1,113	1,112
Weighted average interest rate	5.65%	5.63%	5.61%		5.60%		5.58%	5.55%	5.60%
Loans Receivable(c)
Fixed-Rate	$291	$151	$113		$86		$67	$245	$953	958
Weighted average interest rate	7.01%	6.92%	6.77%		6.67%		6.60%	6.46%	6.77%
Variable Rate	$32,007	$23,434	$16,678		$12,432		$9,146	$21,559	$115,256	116,355
Weighted average interest rate	6.53%	6.51%	6.49%		6.47%		6.45%	6.40%	6.48%

Total	$33,932	$23,827	$16,997		$12,678		$9,343	$22,240	$119,017	$120,122

Interest-Sensitive Liabilities:
Deposits(d)	$57,197	$1,876	$495		$435		$154	$1	$60,158	$60,261
Weighted average interest rate	3.20%	4.17%	3.45%		3.80%		4.09%	3.31%	3.24%
FHLB Advances
Fixed-Rate	$2,368	$185	$460		$41		$125	$346	$3,525	3,556
Weighted average interest rate	3.65%	4.88%	4.66%		5.46%		4.96%	5.74%	4.12%
Variable Rate	$6,958	$11,600	$8,505		$4,029		$4,249	$95	$35,436	35,422
Weighted average interest rate	4.31%	4.36%	4.34%		4.36%		4.41%	4.34%	4.35%
Other Borrowings
Fixed-Rate	$4,569	$299	$688		$1,167		$-0-	$495	$7,218	7,216
Weighted average interest rate	4.36%	4.31%	4.61	%(e)	4.78	%(e)	.00%	4.93%	4.49%
Variable Rate	$2,925	$3,248	$1,049		$1,148		$-0-	$-0-	$8,370	8,376
Weighted average interest rate	4.40%	4.48%	4.49%		4.60%		.00%	.00%	4.47%
Interest Rate Swaps (notional values)
Receive Fixed Swaps	$-0-	$-0-	$700		$1,200		$-0-	$-0-	$1,900	38
Weighted average receive rate	.00%	.00%	4.15%		4.19%		.00%	.00%	4.18%
Weighted average pay rate	.00%	.00%	4.42%		4.47%		.00%	.00%	4.45%

Total	$74,017	$17,208	$11,897		$8,020		$4,528	$937	$116,607	$114,869

(a)	Based on scheduled maturity or scheduled repricing: loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Excludes equity securities.

(c)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(d)	Deposits with no maturity are included in the 2006 column.

(e)	The effect of the interest rate swaps is reflected in the weighted average interest rate.

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/liability model. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment information. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at December 31, 2005, a 200 basis point rate increase sustained over a thirty-six month period would initially, but temporarily, reduce our primary spread, and would not adversely affect our long-term profitability and financial strength.

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of December 31, 2005, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. We do not hold any derivative financial instruments for trading purposes.

Management of Credit Risk

Credit risk refers to the risk of loss if a borrower fails to perform under the terms of a mortgage loan and the realized value upon the sale of the underlying collateral is not sufficient to cover the loan amount and the costs of foreclosure and sale.

Among the steps we take to manage credit risk are the following:

•	emphasizing high-quality loans on moderately priced properties;

•	manually underwriting each loan we originate;

•	using internal appraisal staff to appraise most properties we lend on, and having our internal appraisal staff review each external appraisal before underwriting decisions are made;

•	limiting the amount we will lend relative to a property’s original appraised value;

•	maintaining mortgage insurance and pool mortgage insurance coverage to reduce the potential credit risk of most loans with an original loan-to-value (LTV) or combined loan-to-value (CLTV) over 80%; and

•	closely monitoring the loan portfolio and taking early steps to protect our interests.

Our objective is to minimize nonperforming assets to limit losses and thereby maintain high profitability. Our business strategy does not involve assuming additional credit risk in the portfolio in order to be able to charge higher prices to consumers.

Underwriting and Appraisal Processes

Our underwriting process evaluates the creditworthiness of potential borrowers based primarily on credit history and an evaluation of the potential borrower’s ability to repay the loan. When evaluating a borrower’s ability to pay, we assess the ability to make fully amortizing monthly payments, even if the borrower has the option to make a lower initial monthly payment. In our underwriting decisions, we also evaluate the characteristics of the property and the loan transaction, including whether the borrower is purchasing or refinancing the property and will occupy the property. We use systems developed internally based on decades of experience evaluating credit risk. Although we use credit scores and technological tools to help with underwriting evaluations, our trained underwriting personnel review each file and analyze a wide range of relevant factors when making final judgments. Higher-level approvals within the underwriting organization are obtained when circumstances warrant.

We appraise the property that secures the loan by assessing its market value and marketability. We maintain an internal staff to conduct and review property appraisals. Any external appraisers we use for loans that we originate and retain in portfolio are required to go through a training program with us, and each external appraisal is reviewed by our internal appraisal staff. We do not rely on any external automated valuation models (AVMs) in our appraisal process.

Our underwriting and appraisal processes are separate from our loan origination process to assure independence and accountability. The underwriting and appraisal processes that we use for loans originated for sale may differ from that described above due to the purchaser’s specific standards and system requirements.

Lending on Moderately Priced Properties

In our originations, we focus on high-quality loans on moderately priced properties because these properties tend to hold their values better than high-priced properties, particularly in weak housing markets. We do not emphasize lending on higher-priced properties because of concerns about greater price volatility and the larger potential loss if these loans do not perform. Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure if adverse conditions were to occur in California. The average loan size for our California one- to four-family first mortgage originations in 2005 was approximately $338 thousand.

Loan-to-Value Ratio and Use of Mortgage Insurance

The loan-to-value ratio, or LTV, is the loan balance of a first mortgage expressed as a percentage of the appraised value of the property at the time of origination. A combined loan-to-value, or CLTV, refers to the sum of the first and second mortgage loan balances as a percentage of the total appraised value at the time of origination. When we discuss LTVs below, we are referring to cases when our borrower obtained only a first mortgage from us at origination. When we discuss CLTVs below, we are referring to cases when our borrower obtained both a first mortgage and a second mortgage from us at origination. The second mortgage may be either a fixed-rate loan or an ELOC.

The table below shows that we focus our lending activity on loans that have original LTVs or CLTVs at or below 80%, and that few originations have LTVs or CLTVs greater than 90%. Historically, loans with LTVs or CLTVs at or below 80% at origination have resulted in lower losses compared to loans originated with LTVs or CLTVs above 80%.

The table also provides information about our use of mortgage insurance and pool mortgage insurance, which reduces the potential credit risk with respect to loans with LTVs or CLTVs over 80%. We use mortgage insurance on some first mortgage loans to reimburse us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Less than 1% of our 2005 and 2004 first mortgage originations with LTVs above 80% did not have mortgage insurance, and most of these uninsured loans had original LTVs below 85%. We carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80% at origination. For ELOCs the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the aggregate of the highest balance of each loan originally in the pool. For fixed-rate seconds the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool. As loans in a pool pay off, the effective coverage for the remaining loans in the pool may exceed 10% or 20%.

TABLE 49

Mortgage Originations by

LTV or CLTV Bands

(Dollars in Millions)

	For the Year Ended December 31
	2005		2004
	$ Volume	% of Total	$ Volume	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$8,190	15.9%	$7,299	14.8%
60.01% to 70.00%	12,103	23.5	10,768	22.0
70.01% to 80.00%	26,108	50.7	24,477	50.0

Subtotal	46,401	90.1	42,544	86.8

80.01% to 85.00%:
With mortgage insurance	2.0		3.0
With no mortgage insurance	188.4		89.2

Subtotal	190.4		92.2

85.01% to 90.00%:
With mortgage insurance	11.0		26.1
With no mortgage insurance	2.0		3.0

Subtotal	13.0		29.1

Greater than 90.00%:
With mortgage insurance	25.0		57.1
With no mortgage insurance	2.0		2.0

Subtotal	27.0		59.1

Total first mortgage LTVs	46,631	90.5	42,724	87.2

First and second mortgage CLTVs:(a)
At or below 80.00%:
60.00% or less	573	1.1	472	1.0
60.01% to 70.00%	513	1.0	422.8
70.01% to 80.00%	686	1.3	1,119	2.3

Subtotal	1,772	3.4	2,013	4.1

80.01% to 85.00%:
With pool insurance on seconds	349.7		459	1.0
With no pool insurance	2.0		21.0

Subtotal	351.7		480	1.0

85.01% to 90.00%:
With pool insurance on seconds	2,629	5.1	3,407	7.0
With no pool insurance	10.0		114.2

Subtotal	2,639	5.1	3,521	7.2

Greater than 90.00%:
With pool insurance on seconds	119.3		7.0
With no pool insurance	4.0		244.5

Subtotal	123.3		251.5

Total first and second CLTVs	4,885	9.5	6,265	12.8

Total originations by LTV & CLTV bands	$51,516	100.0%	$48,989	100.0%

(a)	The CLTV calculation excludes any unused portion of a line of credit.

The table below provides additional LTV and CLTV detail about our portfolio. Most of the loans in our mortgage portfolio have LTVs or CLTVs at or below 80%, and we have only a small number of loans with LTVs or CLTVs above 90%. Most first mortgage loans with LTVs above 90% have mortgage insurance. The table also shows that we generally maintain pool insurance for first and second loans with CLTVs above 80%, and that the limited balance of loans with CLTVs above 90% are almost all insured. Most of the uninsured first mortgages with LTVs between 80.01% and 85% were originated with LTVs at or below 80% and subsequently increased above 80% due to deferred interest; at December 31, 2005 the weighted average LTV of these loans was 80.7%. At December 31, 2005 and December 31, 2004, the aggregate average of LTVs and CLTVs on the loans in portfolio was 68% and 69%, respectively.

The LTV and CLTV calculations that we provide generally do not take into account any changes in property values since the time of origination, even if market data suggests that properties have appreciated in value. We recognize the limitations of this approach, but we use this convention because bank regulators historically have preferred original values for reporting purposes. Although the denominator of the LTV or CLTV calculation generally remains fixed, the numerator does change over time, and could increase beyond the original loan balance if borrowers incur deferred interest or decrease below the original loan balance if borrowers amortize or pay down the principal on their loans.

TABLE 50

Mortgage Portfolio Balance by

LTV or CLTV Bands (a)

(Dollars in Millions)

	December 31
	2005		2004
	Balance	% of Total	Balance	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$21,786	18.6%	$18,915	18.8%
60.01% to 70.00%	23,234	19.8	21,192	21.0
70.01% to 80.00%	40,549	34.5	37,784	37.4

Subtotal	85,569	72.9	77,891	77.2

80.01% to 85.00%:
With mortgage insurance	71.1		76.1
With no mortgage insurance	13,072	11.1	5,190	5.1

Subtotal	13,143	11.2	5,266	5.2

85.01% to 90.00%:
With mortgage insurance	171.2		174.2
With no mortgage insurance	25.0		22.0

Subtotal	196.2		196.2

Greater than 90.00%:
With mortgage insurance	114.1		211.2
With no mortgage insurance	23.0		29.0

Subtotal	137.1		240.2

Total first mortgage LTVs	99,045	84.4	83,593	82.8

First and second mortgage CLTVs:(b)
At or below 80.00%:
60.00% or less	4,569	3.9	3,442	3.4
60.01% to 70.00%	3,390	2.9	2,906	2.9
70.01% to 80.00%	4,214	3.6	4,308	4.3

Subtotal	12,173	10.4	10,656	10.6

80.01% to 85.00%:
With pool insurance on seconds	795.7		989	1.0
With no pool insurance	423.3		312.3

Subtotal	1,218	1.0	1,301	1.3

85.01% to 90.00%:
With pool insurance on seconds	2,782	2.4	4,510	4.5
With no pool insurance	14.0		26.0

Subtotal	2,796	2.4	4,536	4.5

Greater than 90.00%:
With pool insurance on seconds	2,123	1.8	819.8
With no pool insurance	11.0		24.0

Subtotal	2,134	1.8	843.8

Total first and second CLTVs	18,321	15.6	17,336	17.2

Total portfolio by LTV and CLTV bands(c)	$117,366	100.0%	$100,929	100.0%

(a)	The mortgage portfolio balances include deferred interest.

(b)	The CLTV calculation excludes any unused portion of a line of credit.

(c)	The total portfolio figures exclude loans on deposits, loans in process, net deferred loan costs, allowance for loans losses, and other miscellaneous premiums and discounts.

We believe that by emphasizing original LTVs below 80%, minimizing loans with LTVs and CLTVs above 90%, and insuring most loans with original LTVs or CLTVs above 80%, we have helped to mitigate our exposure to a disruption in the real estate market that could cause property values to decline. Nonetheless, it is reasonable to expect that a significant decline in the values of residential real estate could result in increased rates of delinquencies, foreclosures, and losses.

Close Monitoring of the Loan Portfolio

In addition to the steps we take to manage credit risk when loans are first originated, we also actively monitor our loan portfolio. In doing so, our objective is to detect any credit risk issues early so we can mitigate risks in the portfolio and also can revise terms for new originations. For example, we do the following:

•	conduct periodic loan reviews;

•	analyze market trends in lending territories and appropriately adjust loan terms, such as required original LTV or CLTV ratios;

•	review loans that become nonperforming assets to evaluate if there were detectable signs we should incorporate into the training of underwriting and appraisal staff;

•	identify segments of the portfolio that might have more vulnerability to credit risk, either because of geography, LTV or CLTV ratio, credit score, or a combination of these and other factors;

•	work with customers who may present potential risks, either now or in the future, and offer them counseling or other programs to try to reduce the potential for future problems.

As a risk-averse portfolio lender, we closely monitor and analyze many factors that could impact the credit risk of individual loans or segments of loans in the portfolio. One of these factors is deferred interest, which has received recent industry-wide attention largely because new participants in the option ARM market have been originating a greater volume of loans that can incur deferred interest.

We have 25 years of experience managing a portfolio of loans structured to allow borrowers to incur deferred interest. Our experience suggests that deferred interest is principally a loan-by-loan credit issue. We believe that much of the deferred interest in our portfolio is on loans with limited credit risk. A loan may have limited credit risk for one or more reasons, including the following:

•	the loan had a low original LTV or CLTV;

•	the property value appreciated, resulting in a low current LTV or CLTV;

•	the borrower’s payment is at or near the fully-indexed rate;

•	the borrower has a strong credit history or substantial assets;

•	the loan has a limited amount of deferred interest;

•	the borrower periodically pays down a deferred interest balance; or

•	the loan is covered by mortgage or pool insurance.

In addition, as discussed above under “The Loan Portfolio – Structural Features of our ARMs,” we have structured our loans to try to reduce the potential credit risk that might result from a significant early change in a borrower’s payment. In particular, most of our loans are scheduled to have a payment change without respect to any annual limit in order to reamortize the loan over its remaining life at the end of the tenth year or when the loan balance reaches 125% of the original amount. We term this reamortization a “recast.” Historically, most loans in our portfolio have paid off before the loan’s payment is recast.

The following table shows the amount of deferred interest in the loan portfolio at December 31, 2005 by LTV and CLTV and year of origination. The table shows that much of the deferred interest in the portfolio is in loans that we believe have limited credit risk, such as loans with LTVs or CLTVs at or below 80%. We also believe many of the properties securing the loans we originated prior to 2005 have experienced price appreciation.

TABLE 51

Deferred Interest in the Loan Portfolio

by LTV/CLTV Bands and Year of Origination

As of December 31, 2005

(Dollars in Thousands)

	Year of Origination (a)
	2005	2004	2003 and Prior	Total
Deferred interest balance by LTV/CLTV(b)
At or below 80.00%
60.00% or less	$22,543	$27,031	$8,897	$58,471
60.01% to 70.00%	31,848	35,809	9,980	77,637
70.01% to 80.00%	71,853	84,477	23,068	179,398

Subtotal	126,244	147,317	41,945	315,506

80.01% to 85.00%	46,938	54,903	12,996	114,837
85.01% to 90.00%	2,146	3,223	1,190	6,559
Greater than 90.00%(c)	4,839	5,684	1,391	11,914

Total deferred interest	$180,167	$211,127	$57,522	$448,816

(a)	The first lien’s origination year is used in this table if a second lien has a different origination year from the associated first lien.

(b)	First mortgage LTVs and first and second mortgage CLTVs are both included in this table. These calculations rarely take into account any changes in property value since the time of origination.

(c)	Approximately 99% of this deferred interest is on loans covered by mortgage or pool insurance.

The aggregate amount of deferred interest in the loan portfolio amounted to $449 million, $55 million, and $21 million at December 31, 2005, 2004, and 2003, respectively. Deferred interest amounted to less than .39% of the total loan portfolio on those dates. Deferred interest levels increased primarily because the balance of ARM loans in our portfolio increased by $41 billion since 2003, the indexes on our ARMs increased, the minimum payment on most new and many existing loans was less than the interest due, and many borrowers made monthly payments that were lower than the amount of interest due. We do not believe the aggregate amount of deferred interest in the portfolio is a principal indicator of credit risk exposure. Nonetheless, we carefully monitor the payment behavior and performance of all loans with deferred interest.

Based on our 25-year track record with ARM loans that have the potential for deferred interest, together with our underwriting and appraisal processes, we believe we can manage incremental credit risk that may be associated with loans with deferred interest. We continually analyze the portfolio and market trends to try to detect issues early enough so we can minimize future credit losses. As short-term interest rates have risen, we have begun increasing the minimum payment allowable on many of our new originations because the discount between the minimum payment and the fully-indexed payment affects the amount of deferred interest loans incur and could affect the loans’ potential credit risk.

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

Our credit risk management practices have enabled us to have low NPAs and TDRs throughout our history. However, even by our standards, NPAs and TDRs have been unusually low in recent years. Although we believe that our lending practices have historically been the primary contributor to our low NPAs and TDRs, the sustained period of low interest rates and rapid home price appreciation during the past several years contributed to the unusually low level of NPAs and TDRs. It is unlikely that such historically low levels of NPAs and TDRs will continue indefinitely.

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at December 31, 2005, 2004, and 2003.

TABLE 52

Nonperforming Assets and Troubled Debt Restructured

2003 - 2005

(Dollars in Thousands)

	December 31
	2005	2004	2003
Nonaccrual loans	$373,671	$332,329	$410,064
Foreclosed real estate	8,682	11,461	13,904

Total nonperforming assets	$382,353	$343,790	$423,968

TDRs	$124	$3,810	$3,105

Ratio of NPAs to total assets	.31%	.32%	.51%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.31%	.33%	.51%

The following table sets forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at December 31, 2005.

TABLE 53

Nonperforming Assets by State

2003 - 2005

(Dollars in Thousands)

State	2005	NPAs as a % of Loans	2004	NPAs as a % of Loans	2003	NPAs as a % of Loans
Northern California	$95,579.24%		$86,906.25%		$118,322.43%
Southern California		51,436.16		48,351.17		79,773.38

Total California		147,015.20		135,257.21		198,095.41
Florida		24,609.30		23,903.40		30,009.68
New Jersey		23,641.44		19,452.44		20,526.68
Texas	48,930	1.43	48,585	1.45	43,489	1.47
Illinois		15,593.53		14,000.52		14,509.75
Virginia		2,064.08		2,182.10		3,088.22
Washington		11,553.46		12,736.54		14,268.69
Other states(a)		108,948.55		87,675.52		99,984.82

Total	$382,353.33%		$343,790.34%		$423,968.55%

(a)	All states included in Other states have total loan balances with less than 2% of total loans.

The balances of NPAs at December 31, 2005 and 2004 reflected the impact of a strong economy and housing market. We attribute the relatively high level of NPAs in Texas to economic difficulties in the state over the past several years. Although economic conditions may be improving in the state, some weakness remains in the residential lending market. We closely monitor all delinquencies and take appropriate steps to protect our interests.

Allowance for Loan Losses

The allowance for loan losses reflects our estimate of the probable credit losses inherent in the loans receivable balance. Each quarter we review the allowance. Additions to or reductions from the allowance are reflected in the provision for loan losses in current earnings.

In order to evaluate the adequacy of the allowance, we determine an allocated component and an unallocated component. The allocated component consists of reserves on loans that we evaluate on a pool basis, primarily our large portfolio of one-to four-family loans, as well as loans that we evaluate on an individual basis, such as major multi-family and commercial real estate loans. However, the entire allowance is available to absorb credit losses inherent in the total loan receivable balance.

To evaluate the adequacy of the reserves for pooled loans, we use a model that is based on our historical repayment rates, foreclosure rates, and loss experience over multiple business cycles. Data for the model is gathered using an internal database that identifies and measures losses on loans and foreclosed real estate broken down by age of the loan. To evaluate the adequacy of reserves on individually evaluated loans, we measure impairment based on the fair value of the collateral taking into consideration the estimated sale price, cost of refurbishing the security property, payment of delinquent property taxes, and costs of disposal.

We have also established an unallocated component to address the imprecision and range of probable outcomes inherent in our estimates of credit losses. The amount of the unallocated reserve takes into consideration many factors, including trends in economic growth, unemployment, housing market activity, home prices for the nation and individual geographic regions, and the level of mortgage turnover. The ratios of allocated allowance and unallocated allowance to total allowance may change from period to period.

The table below shows the changes in the allowance for loan losses for the years ending December 31, 2005, 2004, and 2003.

TABLE 54

Changes in Allowance for Loan Losses

2003 - 2005

(Dollars in Thousands)

	Year Ended December 31
	2005	2004	2003
Beginning allowance for loan losses	$290,110	$289,937	$281,097
Provision for losses	8,290	3,401	11,864
Loans charged off	(4,363)	(4,613)	(3,633)
Recoveries	1,822	1,385	609

Ending allowance for loan losses	$295,859	$290,110	$289,937

Ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.01%	.00%	.02%

Ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity	.25%	.28%	.37%

Ratio of allowance for loan losses to NPAs	77.4%	84.4%	68.4%

The provision for losses charged to expense in 2005, 2004, and 2003 reflected the lower level of nonperforming assets as well as the strong nationwide housing market and the prevailing economic conditions during those years.

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

We continue to work with policymakers, trade groups, and others to try to ensure that any legal or regulatory developments reflect sound public policy.

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for 2005, 2004, and 2003.

TABLE 55

Selected Financial Results

2003 – 2005

(Dollars in Millions)

	Year Ended December 31
	2005	2004	2003
Interest income	$6,200	$4,178	$3,529
Interest expense	3,265	1,560	1,320

Net interest income	2,935	2,618	2,209
Provision for loan losses	8	3	12
Noninterest income	462	294	313
General and administrative expenses	963	840	721
Taxes on income	940	789	683

Net earnings	$1,486	$1,280	$1,106

Average earning assets	115,401	92,441	$72,351
Average primary spread	2.38%	2.76%	2.94%

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

The 12% increase in net interest income in 2005 compared with the prior year resulted primarily from the growth in the loan portfolio. Between December 31, 2004 and December 31, 2005, our earning asset balance increased by $17 billion or 16%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in 2005 was a decrease in our average primary spread, which is the monthly average of the monthend difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed previously under “Asset/Liability Management.” The increase in net interest income in 2004 as compared to 2003 resulted from the expansion of our earning assets which was partially offset by a decrease in our average primary spread.

Noninterest Income

The increase in noninterest income in 2005 as compared to 2004 resulted primarily from an increase in prepayment fees primarily due to higher loan prepayments. Prepayment fees amounted to $301 million for the year ended December 31, 2005 compared to $164 million and $111 million for the years ended December 31, 2004 and 2003, respectively.

General and Administrative Expenses

G&A expenses increased in 2005 to support the continued investment in resources to support current activity and future growth.

G&A as a percentage of average assets was .82%, .90%, and .98% for the years ended December 31, 2005, 2004, and 2003, respectively. G&A as a percentage of average assets was lower in 2005 as compared to 2004 and in 2004 as compared to 2003 because average assets grew faster than the growth in general and administrative expenses. The efficiency ratio amounted to 28.33%, 28.85%, and 28.57% for the years ended December 31, 2005, 2004, and 2003, respectively.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 38.75%, 38.15%, and 38.18% for the years ended December 31, 2005, 2004, and 2003, respectively. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and, to a much smaller extent, purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to GDW. The principal liquidity needs of Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of December 31, 2005, WSB maintained approximately $6.4 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of December 31, 2005, WSB, our primary subsidiary, had credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $8.7 billion, $7.3 billion, and $5.9 billion as of December 31, 2005, 2004, and 2003, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $1.4 billion during 2005 as a result of net earnings partially offset by the $58 million cost of the repurchase of Company stock, the payment of quarterly dividends to stockholders, and the decreased market value of securities available for sale. Stockholders’ equity increased by $1.3 billion during 2004 as a result of net earnings and increased market values of securities available for sale partially offset by the payment of quarterly dividends to stockholders.

Uses of Capital

As in prior years, we retained most of our earnings in 2005. The 19% growth in our net worth allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue. Even with high asset growth of 17%, our stockholders’ equity to asset ratio was 6.96% at December 31, 2005.

In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares. Unless modified or revoked by the Board of Directors, the 2001 authorization does not expire. During 2005, the Company repurchased 985,000 shares of Golden West common stock. As of December 31, 2005, 17,671,358 shares remained available for purchase under the stock purchase program that our Board of Directors has authorized. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note R to the Notes to Consolidated Financial Statements. As of December 31, 2005, the date of the most recent report to the Office of Thrift Supervision, WSB and WTX were considered “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that date that we believe would have an impact on the “well-capitalized” categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

All subsidiaries of Golden West are 100% owned and are included in our consolidated financial statements.

Off-Balance Sheet Arrangements

Like other mortgage lenders and in the ordinary course of our business, we enter into agreements to lend to a customer provided that the customer satisfies the terms of the contract. Loan commitments have fixed expiration dates or other termination clauses. Prior to entering each commitment, we evaluate the customer’s creditworthiness and the value of the property. The amount of outstanding loan commitments at December 31, 2005 was $1.9 billion. The vast majority of these commitments were for adjustable rate mortgages.

In the ordinary course of business, we borrow from the FHLBs. At December 31, 2005, we had no commitments outstanding for advances from the FHLBs.

Contractual Obligations

We enter into contractual obligations in the ordinary course of business, including debt issuances for the funding of operations and leases for premises. We do not have any significant capital lease or purchase obligations. The following table summarizes our significant contractual obligations and commitments to make future payments under contracts by remaining maturity at December 31, 2005, except for short-term borrowing arrangements and postretirement benefit plans.

TABLE 56

Contractual Obligations

As of December 31, 2005

(Dollars in Millions)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(a)	$49,143	$11,375	$26,044	$10,787	$937
Operating leases	218	35	59	36	88

Total	$49,361	$11,410	$26,103	$10,823	$1,025

(a)	Includes long-term FHLB advances, securities sold under agreements to repurchase, and senior debt.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is effective as of the beginning of the first fiscal year that begins after December 15, 2005. In October 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123.” The FSP provides guidance on the application of grant date as defined in SFAS 123. The FSP will be applied upon initial adoption of SFAS 123R. The Company expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2005, the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides a practical transition election related to accounting for the tax effects of share-based payments to employees. The FSP is effective as of November 10, 2005. A company may make a one-time election to adopt the transition method described in the FSP. The Company expects to make this election.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and revises the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. This Statement shall be effective for fiscal years beginning after December 15, 2005, but early adoption is permitted.

In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP specifically nullifies the recognition and measurement provisions of Emerging Issues Task Force (EITF) Issue 03-1 and references existing other-than-temporary impairment guidance. The FSP carries forward the disclosure requirements included in EITF Issue 03-1. The FSP is effective for reporting periods beginning after December 15, 2005. Earlier application is permitted. The adoption of the FSP will not have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management of Interest Rate Risk” on pages 44 through 50 in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index included on page 74 and the financial statements, which begin on page F-1, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

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

Golden West’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Golden West’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on our assessment of the Company’s internal control over financial reporting and their report follows.

March 3, 2006	/s/ Herbert M. Sandler
Herbert M. Sandler
Chairman of the Board and Chief Executive Officer

March 3, 2006	/s/ Marion O. Sandler
Marion O. Sandler
Chairman of the Board and Chief Executive Officer

March 3, 2006	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden West Financial Corporation

Oakland, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Golden West Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Oakland, California
March 3, 2006

ITEM 9B.	OTHER INFORMATION

Inapplicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning the directors and executive officers of the Registrant, see pages 3 and 4 and pages 11 through 12 of the Registrant’s Proxy Statement dated March 10, 2006, which are incorporated herein by reference, and page 8 of Item 1 herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Registrant’s Proxy Statement dated March 10, 2006, on pages 9, 10, and 13 through 15 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 403 of Regulation S-K is set forth on pages 3 and 4 and pages 11 and 12 of Registrant’s Proxy Statement dated March 10, 2006, and is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Indebtedness of Management” on page 14 of the Registrant’s Proxy Statement dated March 10, 2006, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth on page 16 of Registrant’s Proxy Statement dated March 10, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements

See Index included on page 74 and the financial statements, which begin on page F-1.

(2) Index to Financial Statement Schedules

Financial statement schedules are omitted because they are not required or because the required information is included in the financial statements or the notes thereto.

(3) Index to Exhibits

Exhibit No.	Description

3 (a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10 (a) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Gary R. Bradley.

10 (f)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10 (g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (g)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

(3)	Index to Exhibits (continued)

Exhibit No.	Description

10 (h)	2005 Stock Incentive Plan is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement and Schedule 14A, filed on March 11, 2005, for the Company’s 2005 Annual Meeting of Stockholders. The Form of Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan is incorporated by reference to the 8-K filed on October 25, 2005.

21 (a)	Subsidiaries of the Registrant.

23 (a)	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Form S-8 Undertaking

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

Dated: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Maryellen C. Herringer	3/8/06	/s/ Bernard A. Osher	3/8/06
Maryellen C. Herringer		Bernard A. Osher
Director		Director

/s/ Jerome Gitt	3/8/06	/s/ Kenneth T. Rosen	3/8/06
Jerome Gitt		Kenneth T. Rosen
Director		Director

/s/ Antonia Hernandez	3/8/06	/s/ Herbert M. Sandler	3/8/06
Antonia Hernandez		Herbert M. Sandler
Director		Director

/s/ Patricia A. King	3/8/06	/s/ Marion O. Sandler	3/8/06
Patricia A. King		Marion O. Sandler
Director		Director

		/s/ Leslie Tang Schilling	3/8/06
Leslie Tang Schilling
Director

All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Golden West Financial Corporation

Oakland, California

We have audited the accompanying consolidated statements of financial condition of Golden West Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of net earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Golden West Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Oakland, California
March 3, 2006

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands except per share figures)

	December 31
	2005	2004
ASSETS
Cash	$518,161	$292,421
Federal funds sold and other investments	1,321,626	936,353
Securities available for sale, at fair value	382,499	438,032
Purchased mortgage-backed securities available for sale, at fair value	11,781	14,438
Purchased mortgage-backed securities held to maturity, at cost	303,703	375,632
Mortgage-backed securities with recourse held to maturity, at cost	1,168,480	1,719,982
Loans Receivable:
Loans held for sale	83,365	52,325
Loans held for investment less allowance for loan losses of $295,859 and $290,110	117,798,600	100,506,854

Total Loans Receivable	117,881,965	100,559,179
Interest earned but uncollected	392,303	248,073
Investment in capital stock of Federal Home Loan Banks	1,857,580	1,563,276
Foreclosed real estate	8,682	11,461
Premises and equipment, net	403,084	391,523
Other assets	365,299	338,171

Total Assets	$124,615,163	$106,888,541

	December 31
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$60,158,319	$52,965,311
Advances from Federal Home Loan Banks	38,961,165	33,781,895
Securities sold under agreements to repurchase	5,000,000	3,900,000
Bank notes	2,393,951	2,709,895
Senior debt	8,194,266	5,291,840
Taxes on income	547,653	561,772
Other liabilities	688,844	402,952

Total Liabilities	115,944,198	99,613,665

Stockholders’ equity:
Preferred stock, par value $1.00:
Authorized 20,000,000 shares Issued and outstanding, none
Common stock, par value $.10:
Authorized 600,000,000 shares Issued and outstanding, 308,041,776 and 306,524,716 shares	30,804	30,652
Additional paid-in capital	338,997	263,770
Retained earnings	8,077,466	6,728,998

	8,447,267	7,023,420
Accumulated other comprehensive income from unrealized gains on securities, net of income tax of $140,482 and $158,347	223,698	251,456

Total Stockholders’ Equity	8,670,965	7,274,876

Total Liabilities and Stockholders’ Equity	$124,615,163	$106,888,541

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET EARNINGS

(Dollars in thousands except per share figures)

	Year Ended December 31
	2005	2004	2003
Interest Income:
Interest on loans	$5,969,566	$3,976,619	$3,178,087
Interest on mortgage-backed securities	92,746	131,720	261,712
Interest and dividends on investments	137,584	70,517	88,545

	6,199,896	4,178,856	3,528,344
Interest Expense:
Interest on deposits	1,550,517	944,493	938,123
Interest on advances	1,221,795	448,535	269,793
Interest on repurchase agreements	155,511	49,589	9,048
Interest on other borrowings	337,002	117,634	102,996

	3,264,825	1,560,251	1,319,960

Net Interest Income	2,935,071	2,618,605	2,208,384
Provision for loan losses	8,290	3,401	11,864

Net Interest Income after Provision for Loan Losses	2,926,781	2,615,204	2,196,520
Noninterest Income:
Fees	369,867	210,576	163,306
Gain on sale of securities and loans	10,514	13,216	72,274
Other	81,755	70,131	77,750

	462,136	293,923	313,330
Noninterest Expense:
General and administrative:
Personnel	655,425	547,432	453,476
Occupancy	92,877	86,117	76,649
Technology and telecommunications	89,900	79,453	78,701
Deposit insurance	7,556	7,068	6,683
Advertising	28,633	26,743	22,516
Other	88,024	93,313	82,490

	962,415	840,126	720,515
Earnings before Taxes on Income	2,426,502	2,069,001	1,789,335
Taxes on Income	940,338	789,280	683,236

Net Earnings	$1,486,164	$1,279,721	$1,106,099

Basic Earnings Per Share	$4.83	$4.19	$3.63

Diluted Earnings Per Share	$4.77	$4.13	$3.57

Dividends declared per common share	$.26	$.21	$.1775
Average common shares outstanding	307,388,071	305,470,587	305,047,184
Average diluted common shares outstanding	311,790,191	310,119,746	309,974,406

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share figures)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	307,042,206	$15,352	$198,162	$4,612,529	$199,207	$5,025,250
Net earnings		-0-	-0-	1,106,099	-0-	1,106,099
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(1,501)	(1,501)
Reclassification adjustment for gains included in income		-0-	-0-	-0-	(7)	(7)

Comprehensive income						1,104,591
Common stock issued upon exercise of stock options, including tax benefits	1,108,750	55	22,761	-0-	-0-	22,816
Purchase and retirement of shares of Company stock	(3,912,740)	(195)	-0-	(151,035)	-0-	(151,230)
Cash dividends on common stock		-0-	-0-	(54,159)	-0-	(54,159)

Balance at December 31, 2003	304,238,216	15,212	220,923	5,513,434	197,699	5,947,268
Net earnings		-0-	-0-	1,279,721	-0-	1,279,721
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	53,757	53,757

Comprehensive income						1,333,478
Common stock issued upon exercise of stock options, including tax benefits	2,286,500	122	58,165	-0-	-0-	58,287
Common stock split effected by means of a two-for-one stock dividend		15,318	(15,318)	-0-	-0-	-0-
Cash dividends on common stock		-0-	-0-	(64,157)	-0-	(64,157)

Balance at December 31, 2004	306,524,716	30,652	263,770	6,728,998	251,456	7,274,876
Net earnings		-0-	-0-	1,486,164	-0-	1,486,164
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(27,758)	(27,758)

Comprehensive income						1,458,406
Common stock issued upon exercise of stock options, including tax benefits	2,502,060	251	75,227	-0-	-0-	75,478
Purchase and retirement of shares of Company stock	(985,000)	(99)	-0-	(57,785)	-0-	(57,884)
Cash dividends on common stock		-0-	-0-	(79,911)	-0-	(79,911)

Balance at December 31, 2005	308,041,776	$30,804	$338,997	$8,077,466	$223,698	$8,670,965

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31
	2005	2004	2003
Cash Flows from Operating Activities:
Net earnings	$1,486,164	$1,279,721	$1,106,099
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	8,290	3,401	11,864
Amortization of net loan costs	343,710	189,367	100,579
Depreciation and amortization	53,423	48,587	42,379
Loans originated for sale	(363,274)	(428,526)	(2,003,352)
Sales of loans	792,212	552,964	3,217,876
Increase in interest earned but uncollected	(139,507)	(60,812)	(2,114)
Decrease (increase) in deferred interest	(394,200)	(34,157)	41,450
Federal Home Loan Bank stock dividends	(71,366)	(44,458)	(40,854)
Decrease (increase) in other assets	(37,437)	60,415	146,553
Increase (decrease) in other liabilities	248,321	117,431	(10,128)
Increase (decrease) in taxes on income	43,928	(3,963)	84,061
Other, net	948	(1,228)	(1,925)

Net cash provided by operating activities	1,971,212	1,678,742	2,692,488
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for investment portfolio	(51,153,125)	(48,560,551)	(33,981,369)
Real estate loans purchased	(1,277)	(46,769)	(2,115)
Other, net	213,623	(212,104)	(414,193)

	(50,940,779)	(48,819,424)	(34,397,677)
Real estate loan principal repayments	33,375,894	23,258,098	18,034,803
Purchases of mortgage-backed securities held to maturity	-0-	(19,028)	(366,509)
Repayments of mortgage-backed securities	446,322	897,283	2,007,746
Proceeds from sales of foreclosed real estate	43,444	49,284	54,231
Decrease (increase) in federal funds sold, securities purchased under agreements to resell, and other investments	(385,273)	603,152	(1,160,667)
Decrease (increase) in securities available for sale	10,326	(10,511)	202,914
Purchases of Federal Home Loan Bank stock	(227,661)	(369,979)	(37,185)
Additions to premises and equipment	(66,089)	(81,396)	(53,892)

Net cash used in investing activities	(17,743,816)	(24,492,521)	(15,716,236)

See notes to consolidated financial statements.

	Year Ended December 31
	2005	2004	2003
Cash Flows from Financing Activities:
Increase in deposits	$7,193,008	$6,238,346	$5,688,168
Additions to Federal Home Loan Bank advances	14,239,000	16,700,000	10,240,000
Repayments of Federal Home Loan Bank advances	(9,059,730)	(4,918,340)	(6,874,865)
Proceeds from agreements to repurchase securities	9,850,000	6,051,855	4,504,306
Repayments of agreements to repurchase securities	(8,750,000)	(5,173,240)	(2,005,220)
Increase (decrease) in bank notes	(315,944)	(305,959)	1,805,929
Net proceeds from senior debt	2,944,509	4,287,595	-0-
Repayments of subordinated notes	-0-	-0-	(200,000)
Dividends on common stock	(79,911)	(64,157)	(54,159)
Exercise of stock options	35,296	29,277	12,728
Purchase and retirement of Company stock	(57,884)	-0-	(151,230)

Net cash provided by financing activities	15,998,344	22,845,377	12,965,657

Net Increase (Decrease) in Cash	225,740	31,598	(58,091)
Cash at beginning of period	292,421	260,823	318,914

Cash at end of period	$518,161	$292,421	$260,823

Supplemental cash flow information:
Cash paid for:
Interest	$3,121,663	$1,484,231	$1,328,673
Income taxes	896,413	793,373	599,367
Cash received for interest and dividends	5,661,466	4,080,387	3,569,163
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	521,820	149,776	1,227,486
Loans transferred to foreclosed real estate	40,676	47,167	57,008
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	34,332,574	24,535,995	13,663,049
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	163,416	1,024,116	-0-
Transfer of loans held for investment from loans held for sale	23,070	69,578	144,323

See notes to consolidated financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004, and 2003

NOTE A - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Golden West Financial Corporation, a Delaware corporation, and its subsidiaries (the Company or Golden West). All of Golden West’s subsidiaries are wholly owned. Intercompany accounts and transactions have been eliminated. World Savings Bank, FSB (WSB), is a federally chartered savings bank and the Company’s principal operating subsidiary with $124.4 billion in assets at December 31, 2005. The information in these notes relating to WSB includes the accounts of its subsidiaries, the largest of which is World Savings Bank, FSB (Texas) (WTX), a federally chartered savings bank with $13.3 billion of assets at December 31, 2005. Both WSB and WTX are regulated by the Office of Thrift Supervision (OTS).

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Nature of Operations

Golden West, through its financial institution subsidiaries, operates 283 savings branches in 10 states and has lending operations in 39 states. The Company is a residential mortgage portfolio lender and its primary source of revenue is interest from loans and mortgage-backed securities.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is defined as cash on hand and amounts due from banks.

Securities Available for Sale

The Company classifies its investment securities as available for sale. The Company has no trading securities. Securities available for sale are reported at fair value. Fair value is based on quoted market prices. Net unrealized gains and losses are excluded from earnings and reported net of applicable income taxes in accumulated other comprehensive income and as a separate component of stockholders’ equity until realized. Realized gains or losses on sales of securities are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of the security, using specific identification, adjusted for any unamortized premium or discount. If a decline in the fair value is considered to be other-than-temporary, the cost of the asset is reduced and the loss is recorded in noninterest income.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

Mortgage-Backed Securities

The Company has no mortgage-backed securities (MBS) classified as trading. MBS available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of applicable income taxes in accumulated other comprehensive income and as a separate component of stockholders’ equity until realized. Realized gains or losses on sales of MBS are recorded in earnings at the time of sale and are determined by the difference between the net sales proceeds and the cost of MBS, using specific identification, adjusted for any unamortized premium or discount. Mortgage-backed securities held to maturity are recorded at cost because the Company has the ability and intent to hold these MBS to maturity. Premiums and discounts on MBS are amortized or accreted using the interest method over the estimated life of the security. If a decline in the fair value is considered to be other-than-temporary, the cost of the asset is reduced and the loss is recorded in noninterest income.

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

Loans securitized after March 31, 2001 are securities included in Loans Receivable. Securities resulting from loan securitizations formed prior to April 1, 2001 are included in MBS with recourse, recorded at cost, and are evaluated for impairment based upon the characteristics of the underlying loans.

Loans Receivable

The Company’s real estate loan portfolio consists primarily of long-term loans collateralized by first deeds of trust on single-family residences and multi-family residential property. In addition to real estate loans, the Company makes loans collateralized by savings accounts.

The option adjustable rate mortgage (ARM) is the Company’s primary real estate loan. Most of the Company’s ARMs carry an interest rate that changes monthly, based on movements in certain indexes. Interest rate changes and monthly payments of principal and interest may be subject to maximum increases. Negative amortization may occur if the payment amount is less than the interest accruing on the loan. A small portion of the Company’s ARMs is originated with a fixed rate for an initial period, primarily 12-36 months.

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

Nonperforming assets consist of loans 90 days or more delinquent, with balances not reduced for loan loss reserves, and foreclosed real estate. When a loan becomes nonperforming, it is placed on nonaccrual status and all interest earned but uncollected is reversed. Interest income on nonaccrual loans is only recognized when cash is received, and these cash receipts are applied in accordance with the loan’s amortization schedule.

Troubled debt restructured consists of loans that have been modified by the Company to grant a concession due to the borrower’s financial difficulties.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

Foreclosed Real Estate

Foreclosed real estate is comprised mainly of residential property acquired through foreclosure. All foreclosed real estate is recorded at the lower of cost or fair value. Included in the fair value is the estimated selling price in the ordinary course of business less estimated costs to repair and dispose of the property. Costs relating to holding property, net of rental income, are expensed in the current period. Gains on the sale of real estate are recognized at the time of sale. Losses realized in connection with the disposition of foreclosed real estate are charged to current earnings.

Allowance for Loan Losses

The allowance for loan losses reflects the Company’s estimate of the probable credit losses inherent in the loans receivable balance. Each quarter the allowance is reviewed. Additions to or reductions from the allowance are reflected in the provision for loan losses in current earnings.

In order to evaluate the adequacy of the allowance, the Company determines an allocated component and an unallocated component. The allocated component consists of reserves on loans that are evaluated on a pool basis, primarily the large portfolio of one- to four-family loans, as well as loans that are evaluated on an individual basis, such as major multi-family and commercial real estate loans. However, the entire allowance is available to absorb credit losses inherent in the total loan receivable balance.

To evaluate the adequacy of the reserves for pooled loans, a model is used that is based on the Company’s historical repayment rates, foreclosure rates, and loss experience over multiple business cycles. Data for the model is gathered using an internal database that identifies and measures losses on loans and foreclosed real estate broken down by age of the loan. To evaluate the adequacy of reserves on individually evaluated loans, impairment is measured based on the fair value of the collateral taking into consideration the estimated sale price, cost of refurbishing the security property, payment of delinquent property taxes, and costs of disposal.

The Company has also established an unallocated component to address the imprecision and range of probable outcomes inherent in the estimates of credit losses. The amount of the unallocated reserve takes into consideration many factors, including trends in economic growth, unemployment, housing market activity, home prices for the nation and individual geographic regions, and the level of mortgage turnover. The ratios of allocated allowance and unallocated allowance to total allowance may change from period to period.

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

The fair value of CMSRs is estimated using a present value cash flow model to estimate the fair value that the CMSRs could be sold for in the open market as of the valuation date. The Company’s model estimates a fair value based on a variety of factors including observable data such as adequate compensation for servicing, loan repayment rates, and market discount rates. For the purposes of the fair value calculation, the loans are stratified by year of origination or modification, term to maturity, and loan type. The other key assumptions used in calculating the fair value of CMSRs at December 31, 2005 were a weighted average repayment rate of 24.0%, a discount rate of 10%, and the market rate of the annual cost of servicing of 7.7 basis points. CMSRs are evaluated for possible impairment based on the current carrying value amount and the estimated fair value. If temporary impairment exists, a valuation allowance is established for the estimated temporary impairment through a charge to noninterest income. If an other-than-temporary impairment exists, the Company recognizes a direct write-down.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

Investment in Capital Stock of Federal Home Loan Banks

The Company’s investment in the stock of the Federal Home Loan Banks (FHLBs) is carried at cost since it is not a readily marketable security and is evaluated for impairment. If a decline in the value is considered to be other-than-temporary, the cost of the asset is reduced and the loss is recorded in noninterest income.

Premises and Equipment

Buildings, leasehold improvements, and equipment are carried at depreciated cost and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Buildings and equipment are depreciated over their estimated useful lives using the straight-line method. The estimated useful life of newly constructed buildings is 40 years and the lives of new assets that are added to existing buildings are based on the remaining life of the original building. The estimated useful life for equipment is 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or lease terms.

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

Taxes on Income

The Company files a consolidated federal income tax return with its subsidiaries and, in certain states, combined state tax returns. In accordance with Statement of Financial Standards No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in the period that the change is enacted.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

Stock Split

On October 20, 2004, the Company’s Board of Directors approved a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend. The stock split became effective on December 10, 2004. All references in the consolidated financial statements to the number of shares of common stock, prices per share, earnings and dividends per share, and other per share amounts reflect the stock split.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in Note S. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for awards granted under the plan. Had compensation cost been determined using the fair value based method prescribed by SFAS 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31
(Dollars in thousands except per share figures)	2005	2004	2003
Net income, as reported	$1,486,164	$1,279,721	$1,106,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,022)	(7,228)	(8,162)

Pro forma net income	$1,478,142	$1,272,493	$1,097,937

Basic earning per share
As reported	$4.83	$4.19	$3.63
Pro forma	4.81	4.17	3.60
Diluted earning per share
As reported	$4.77	$4.13	$3.57
Pro forma	4.75	4.10	3.55

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is effective as of the beginning of the first fiscal year that begins after December 15, 2005. In October 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in SFAS 123”. The FSP provides guidance on the application of grant date as defined in SFAS 123R. The FSP will be applied upon initial adoption of FAS123R. The Company expects that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2005, the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The FSP provides a practical transition election related to accounting for the tax effects of share-based payments to employees. The FSP is effective as of November 10, 2005. A company may make a one-time election to adopt the transition method described in the FSP. The Company expects to make this election.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and revises the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle. This Statement shall be effective for fiscal years beginning after December 15, 2005, but early adoption is permitted.

In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP specifically nullifies the recognition and measurement provisions of Emerging Issues Task Force (EITF) Issue 03-1 and references existing other-than-temporary impairment guidance. The FSP carries forward the disclosure requirements included in EITF Issue 03-1. The FSP is effective for reporting periods beginning after December 15, 2005. Earlier application is permitted. The adoption of the FSP will not have a significant impact on the Company’s financial statements.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE B – Federal Funds Sold and Other Investments

The following is a summary of federal funds sold and other investments:

	December 31
(Dollars in thousands)	2005	2004
Federal funds sold	$1,096,626	$861,353
Eurodollar time deposits	225,000	75,000

	$1,321,626	$936,353

The weighted average portfolio yields on federal funds sold and other investments were 4.11% and 2.08% at December 31, 2005 and 2004, respectively. At December 31, 2005, all federal funds sold and Eurodollar time deposits had overnight maturities.

NOTE C – Securities Available for Sale

The following is a summary of securities available for sale:

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligation	$1,765	$-0-	$-0-	$1,765
Freddie Mac stock	5,530	361,737	-0-	367,267
Other	11,673	1,826	32	13,467

	$18,968	$363,563	$32	$382,499

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligation	$1,762	$-0-	$2	$1,760
Freddie Mac stock	5,530	408,664	-0-	414,194
Other	20,752	1,340	14	22,078

	$28,044	$410,004	$16	$438,032

The weighted average portfolio yields on securities available for sale excluding equity securities were 4.24% and 2.43% at December 31, 2005 and 2004, respectively.

Principal proceeds from the sales of securities from the securities available for sale portfolio were $9.8 million (2005), $-0- (2004), and $1.5 million (2003) and resulted in gross realized gains of $-0- (2005), $-0-(2004), and $21 thousand (2003) and no realized losses in 2005, 2004, or 2003.

At December 31, 2005, the securities available for sale had maturities as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Maturity
No maturity	$17,099	$380,633
2006	1,765	1,765
2007 through 2010	70	68
2011 through 2015	-0-	-0-
2016 and thereafter	34	33

	$18,968	$382,499

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE D – Purchased Mortgage-Backed Securities Available for Sale

Purchased mortgage-backed securities available for sale are summarized as follows:

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fannie Mae	$5,545	$195	$-0-	$5,740
Ginnie Mae	2,901	218	-0-	3,119
Freddie Mac	2,686	236	-0-	2,922

	$11,132	$649	$-0-	$11,781

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fannie Mae	$6,613	$-0-	$186	$6,427
Ginnie Mae	4,053	-0-	-0-	4,053
Freddie Mac	3,958	-0-	-0-	3,958

	$14,624	$-0-	$186	$14,438

The weighted average portfolio yields on mortgage-backed securities available for sale were 8.51% and 8.69% at December 31, 2005 and 2004, respectively.

There were no sales of securities from the mortgage-backed securities available for sale portfolio in 2005, 2004, or 2003.

At December 31, 2005, purchased mortgage-backed securities available for sale had contractual maturities as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Maturity
2006 through 2010	$441	$467
2011 through 2015	937	991
2016 and thereafter	9,754	10,323

	$11,132	$11,781

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE E – Mortgage-Backed Securities Held to Maturity

Mortgage-backed securities held to maturity are summarized as follows:

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Purchased MBS held to maturity
Fannie Mae	$281,996	$1,061	$3,206	$279,851
Freddie Mac	18,185	301	232	18,254
Ginnie Mae	3,522	266	-0-	3,788

Subtotal	303,703	1,628	3,438	301,893
MBS with recourse held to maturity
REMICs	1,168,480	4,152	1,916	1,170,716

Total	$1,472,183	$5,780	$5,354	$1,472,609

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Purchased MBS held to maturity
Fannie Mae	$348,663	$5,345	$202	$353,806
Freddie Mac	22,302	195	-0-	22,497
Ginnie Mae	4,667	-0-	-0-	4,667

Subtotal	375,632	5,540	202	380,970
MBS with recourse held to maturity
REMICs	1,719,982	37,942	-0-	1,757,924

Total	$2,095,614	$43,482	$202	$2,138,894

The weighted average portfolio yields on mortgage-backed securities held to maturity were 5.72% and 4.89% at December 31, 2005 and 2004, respectively.

There were no sales of securities from the mortgage-backed securities held to maturity portfolio during 2005, 2004, or 2003.

At December 31, 2005, MBS with an amortized cost of $1.0 billion were pledged to secure Federal Home Loan Bank advances.

At December 31, 2005, mortgage-backed securities held to maturity had contractual maturities as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Maturity
2006 through 2010	$23	$23
2011 through 2015	300	298
2016 and thereafter	1,471,860	1,472,288

	$1,472,183	$1,472,609

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE F – Loans Receivable

	December 31
(Dollars in thousands)	2005	2004
Loans collateralized by:
One- to four-family dwelling units	$111,394,353	$94,449,233
Over four-family dwelling units	4,794,359	4,748,335
Commercial property	10,205	15,220

	116,198,917	99,212,788
Loans on savings accounts	10,509	10,734

	116,209,426	99,223,522
Loans in process	826,355	722,115
Net deferred costs	1,152,143	915,008
Allowance for loan losses	(295,859)	(290,110)
Undisbursed loan funds	(10,100)	(11,356)

	$117,881,965	$100,559,179

The amount of deferred interest included in the loan portfolio was $449 million and $55 million as of December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company had $2.9 billion and $2.6 billion, respectively, of Equity Lines of Credit (ELOC) balances and second mortgages outstanding.

At December 31, 2005 and 2004, the Company had $83 million and $52 million, respectively, in loans held for sale, all of which were carried at the lower of cost or fair value. At December 31, 2005, the Company had $49.9 billion of loans that were securitized after March 31, 2001 that are securities classified as loans receivable in accordance with SFAS 140. The outstanding balances of securitizations created prior to April 1, 2001 are included in MBS with recourse.

Loans totaling $57.8 billion and $52.5 billion at December 31, 2005 and 2004 were pledged to secure advances from the FHLBs and securities sold under agreements to repurchase.

As of December 31, 2005, 62% of the Company’s loan balances were on residential properties in California. The other 38% represented loans in 38 other states, none of which made up more than 7% of the total loan portfolio. The vast majority of these loans were secured by first deeds of trust on one- to four-family residential property. Economic conditions and real estate values in the states in which the Company lends are the key factors that affect the credit risk of the Company’s loan portfolio.

A summary of the changes in the allowance for loan losses is as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Balance at January 1	$290,110	$289,937	$281,097
Provision for loan losses	8,290	3,401	11,864
Loans charged off	(4,363)	(4,613)	(3,633)
Recoveries	1,822	1,385	609

Balance at December 31	$295,859	$290,110	$289,937

The following is a summary of impaired loans:

	December 31
(Dollars in thousands)	2005	2004
Nonperforming loans	$373,671	$332,329
Troubled debt restructured	124	3,810
Other impaired loans	407	6,648

	$374,202	$342,787

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

The portion of the allowance for loan losses that was specifically provided for impaired loans was $645 thousand and $1.4 million at December 31, 2005 and 2004, respectively. The average recorded investment in total impaired loans was $347 million and $387 million during 2005 and 2004, respectively. All amounts involving impaired loans have been measured based upon the fair value of the related collateral. The amount of interest income recognized during the years ended December 31, 2005, 2004, and 2003 on the total of impaired loans at each yearend was $10 million (2005), $10 million (2004), and $13 million (2003).

NOTE G – Loan Servicing

In addition to loans receivable and MBS with recourse held to maturity, the Company services loans for others. At December 31, 2005 and 2004, the outstanding balance of loans sold with servicing retained by the Company was $4.2 billion and $4.5 billion, respectively. Included in those amounts were $1.7 billion and $2.3 billion at December 31, 2005 and 2004, respectively, of loans sold with recourse.

Capitalized mortgage servicing rights are included in “Other assets” on the Consolidated Statement of Financial Condition. The following is a summary of CMSRs:

	Year Ended December 31
(Dollars in thousands)	2005	2004
CMSRs
Balance at January 1	$60,544	$88,967
New CMSRs from loan sales	9,502	9,970
Amortization of CMSRs	(30,344)	(38,393)

Balance at December 31	39,702	60,544

Valuation Allowance
Balance at January 1	(7,310)	-0-
Recovery of (provision for) CMSRs in excess of fair value	6,742	(7,310)

Balance at December 31	(568)	(7,310)

CMSRs, net	$39,134	$53,234

The estimated amortization of the December 31, 2005 balance of CMSRs for the five years ending 2010 is $23.1 million (2006), $12.1 million (2007), $4.2 million (2008), $262 thousand (2009), and $2 thousand (2010). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

The net estimated fair value of CMSRs as of December 31, 2005 and 2004 was $54 million and $62 million, respectively. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair values by $568 thousand and $7.3 million at December 31, 2005 and 2004, respectively and as a result, we had a valuation allowance of those amounts.

NOTE H – Interest Earned But Uncollected

	December 31
(Dollars in thousands)	2005	2004
Loans receivable	$364,036	$230,018
Mortgage-backed securities	5,325	6,478
Interest rate swaps	7,266	1,142
Other	15,676	10,435

	$392,303	$248,073

NOTE I – Premises and Equipment

	December 31
(Dollars in thousands)	2005	2004
Land	$93,025	$83,677
Building and leasehold improvements	288,645	280,037
Furniture, fixtures, and equipment	389,282	354,691

	770,952	718,405
Accumulated depreciation and amortization	367,868	326,882

	$403,084	$391,523

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

The aggregate future rentals under long-term operating leases on land or premises in effect on December 31, 2005, and which expire between 2006 and 2064, amounted to approximately $218 million. The approximate minimum payments during the five years ending 2010 are $35 million (2006), $33 million (2007), $26 million (2008), $21 million (2009), $15 million (2010), and $88 million thereafter. Certain of the leases provide for options to renew and for the payment of taxes, insurance, and maintenance costs. The rental expense for the year amounted to $39 million (2005), $34 million (2004), and $31 million (2003).

NOTE J - Deposits

	December 31
	2005		2004
(Dollars in thousands)	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.69%	$4,916,067	1.35%	$5,425,183
Savings accounts	2.20	14,141,337	1.94	33,990,906
Term certificate accounts with original maturities of:
4 weeks to 1 year	3.77	28,956,796	1.94	4,315,419
1 to 2 years	3.87	8,082,385	2.43	4,217,192
2 to 3 years	2.90	1,086,506	2.33	1,344,881
3 to 4 years	3.05	728,817	3.37	1,230,919
4 years and over	4.33	2,227,145	4.62	2,405,210
Retail jumbo CDs	1.31	19,266	1.63	35,565
All other	0.00	-0-	2.78	36

		$60,158,319		$52,965,311

	December 31
	2005		2004
(Dollars in thousands)	Rate	Amount	Rate	Amount
Deposits by remaining maturity at yearend:
No contractual maturity	2.07%	$19,057,404	1.86%	$39,416,089
Maturity within one year	3.77	38,139,593	2.41	9,956,686
After one but within two years	4.17	1,875,679	2.94	1,400,252
After two but within three years	3.45	495,177	4.33	1,461,677
After three but within four years	3.80	435,351	3.24	287,350
After four but within five years	4.09	154,389	3.80	442,598
Over five years	3.31	726	3.19	659

		$60,158,319		$52,965,311

At December 31, the weighted average cost of deposits was 3.24% (2005) and 2.08% (2004).

As of December 31, 2005, the aggregate amount outstanding of time certificates of deposit in amounts of $100 thousand or more was $16.1 billion and the aggregate amount outstanding of transaction accounts in amounts of $100 thousand or more was $8.0 billion.

Interest expense on deposits is summarized as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Interest-bearing checking accounts	$71,150	$78,417	$78,900
Savings accounts	377,062	575,039	533,402
Term certificate accounts	1,102,305	291,037	325,821

	$1,550,517	$944,493	$938,123

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE K - Advances from Federal Home Loan Banks

Advances are borrowings secured by pledges of certain loans, MBS, and capital stock of the Federal Home Loan Banks. The Company is required to own FHLB stock based primarily on the level of outstanding FHLB advances. The Company owned $1.9 billion of FHLB stock at December 31, 2005.

The Company’s advances have maturities and interest rates as follows:

December 31, 2005
(Dollars in thousands)	Amount	Stated Rate
Maturity
2006	$9,325,594	4.15%
2007	11,785,124	4.37
2008	8,965,039	4.35
2009	4,069,839	4.37
2010	4,374,269	4.43
2011 and thereafter	441,300	5.44

	$38,961,165

December 31, 2004
(Dollars in thousands)	Amount	Stated Rate
Maturity
2005	$9,045,933	2.17%
2006	6,825,003	2.22
2007	9,814,655	2.31
2008	3,589,620	2.31
2009	4,069,464	2.34
2010 and thereafter	437,220	5.60

	$33,781,895

Financial data pertaining to advances from FHLBs was as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004
Weighted average interest rate, end of year	4.33%	2.30%
Weighted average interest rate during the year	3.34%	1.58%
Average balance of FHLB advances	$36,531,354	$28,372,344
Maximum outstanding at any monthend	38,961,165	33,781,895

Of the advances outstanding at December 31, 2005, $35.4 billion were tied to a London Interbank Offered Rate (LIBOR) index and were scheduled to reprice within 90 days.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE L - Securities Sold under Agreements to Repurchase

Securities sold under agreements to repurchase are collateralized by mortgage-backed securities.

December 31, 2005
(Dollars in thousands)	Amount	Stated Rate
Maturity
2006	$3,550,000	4.26%
2007	650,000	4.49
2008	300,000	4.16
2009	500,000	4.44

	$5,000,000

December 31, 2004
(Dollars in thousands)	Amount	Stated Rate
Maturity
2005	$2,500,000	2.21%
2006	500,000	1.99
2007	400,000	2.49
2009	500,000	2.40

	$3,900,000

Financial data pertaining to securities sold under agreements to repurchase was as follows:

	Year Ended December 31
(Dollars in thousands)	2005	2004
Weighted average interest rate, end of year	4.30%	2.23%
Weighted average interest rate during the year	3.38%	1.51%
Average balance of agreements to repurchase	$4,602,694	$3,279,154
Maximum outstanding at any monthend	5,150,000	4,150,000

At the end of 2005 and 2004, all of the agreements to repurchase with brokers/dealers were to reacquire the same securities.

NOTE M - Bank Notes

WSB has a bank note program under which up to $5.0 billion of borrowings can be outstanding at any point in time. These unsecured bank notes have maturities of 270 days or less.

December 31, 2005
(Dollars in thousands)	Amount	Stated Rate
Maturity
2006	$2,393,951	4.33%

December 31, 2004
(Dollars in thousands)	Amount	Stated Rate
Maturity
2005	$2,709,895	2.29%

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE N - Senior Debt

	December 31
(Dollars in thousands)	2005	2004
Golden West Financial Corporation senior debt, unsecured, due from 2006 to 2012, at coupon rates of 4.125% to 5.50%, net of unamortized discount of $5,603 (2005) and $7,171 (2004)	$994,397	$992,829
WSB senior debt, unsecured, due from 2006 to 2009, at coupon rates of 4.125% to 4.6012%, net of unamortized discount of $12,560 (2005) and $11,299 (2004)(a)	7,199,869	4,299,011

	$8,194,266	$5,291,840

(a)	The Company entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt.

Financial data pertaining to senior debt follows and includes the effect of the interest rate swaps:

	Year Ended December 31
(Dollars in thousands)	2005	2004
Weighted average interest rate, end of year	4.61%	3.03%
Weighted average interest rate during the year	3.77%	2.93%
Average balance of senior debt	$6,535,666	$2,779,242
Maximum outstanding at any monthend	8,194,266	5,291,840

At December 31, 2005, senior debt had maturities as follows:

(Dollars in thousands)	Amount
Maturity
2006	$1,549,481
2007	2,896,916
2008	1,436,951
2009	1,815,470
2012	495,448

$8,194,266

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE O - Taxes on Income

The following is a comparative analysis of the provision for federal and state taxes on income.

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Federal income tax:
Current	$807,697	$693,808	$556,885
Deferred	(8,175)	(6,820)	44,349
State tax:
Current	138,420	98,862	87,403
Deferred	2,396	3,430	(5,401)

	$940,338	$789,280	$683,236

The components of the net deferred tax liability are as follows:

	December 31
(Dollars in thousands)	2005	2004
Deferred tax liabilities:
Loan fees and interest income	$211,324	$252,532
FHLB stock dividends	214,679	189,290
Unrealized gains on debt and equity securities	140,482	158,347
Depreciation and other	36,025	32,381

Gross deferred tax liabilities	602,510	632,550
Deferred tax assets:
Provision for losses on loans	118,420	116,619
State taxes	46,955	41,272
Other deferred tax assets	3,834	17,715

Gross deferred tax assets	169,209	175,606

Net deferred tax liability	$433,301	$456,944

A reconciliation of income taxes at the federal statutory corporate rate to the effective tax rate is as follows:

	Year Ended December 31
	2005		2004		2003
(Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Computed standard corporate tax expense	$849,276	35.0%	$724,150	35.0%	$626,267	35.0%
Increases (reductions) in taxes resulting from:
State tax, net of federal income tax benefit	85,638	3.5	74,962	3.6	58,344	3.3
Other	5,424.3		(9,832)	(.5)	(1,375)	(.1)

	$940,338	38.8%	$789,280	38.1%	$683,236	38.2%

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a deferred tax liability has not been recognized for the tax bad debt reserve of WSB that arose in tax years that began prior to December 31, 1987. At December 31, 2005 and 2004, the portion of the tax bad debt reserve attributable to pre-1988 tax years was approximately $252 million. The amount of unrecognized deferred tax liability at December 31, 2005 and 2004, was approximately $88 million. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of WSB, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

NOTE P - Stockholders’ Equity

Changes in common stock issued and outstanding were as follows:

	Year Ended December 31
	2005	2004	2003
Shares issued and outstanding, beginning of year	306,524,716	304,238,216	307,042,206
Common stock issued through options exercised	2,502,060	2,286,500	1,108,750
Common stock repurchased and retired	(985,000)	-0-	(3,912,740)

Shares issued and outstanding, end of year	308,041,776	306,524,716	304,238,216

The quarterly cash dividends paid on the Company’s common stock were as follows:

	Year Ended December 31
	2005	2004	2003
First Quarter	$.06	$.05	$.0425
Second Quarter	.06	.05	.0425
Third Quarter	.06	.05	.0425
Fourth Quarter	.08	.06	.0500

In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares of Golden West’s common stock. During 2005, 985,000 shares were purchased and retired at a cost of $58 million. No shares were repurchased during 2004. At December 31, 2005, the remaining shares authorized to be repurchased were 17,671,358.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE Q - Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

	Year Ended December 31
(Dollars in thousands except per share figures)	2005	2004	2003
Net earnings	$1,486,164	$1,279,721	$1,106,099

Weighted average shares	307,388,071	305,470,587	305,047,184
Dilutive effect of outstanding common stock equivalents	4,402,120	4,649,159	4,927,222

Diluted average shares outstanding	311,790,191	310,119,746	309,974,406

Basic earnings per share	$4.83	$4.19	$3.63

Diluted earnings per share	$4.77	$4.13	$3.57

As of December 31, options to purchase 1,978,400 (2005), 21,000 (2004), and 839,000 (2003) shares were outstanding but not included in the computation of earnings per share because the exercise price was higher than the average market price, and therefore they were antidilutive.

NOTE R - Regulatory Capital Requirements and Dividend Restrictions

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

As used herein, the total risk-based capital ratio is the ratio of total capital to risk-weighted assets, Tier 1 risk-based capital ratio is the ratio of core capital to risk-weighted assets, and the Tier 1 or leverage ratio is the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. As of December 31, 2005, the date of the most recent report to the OTS, WSB and WTX were considered “well-capitalized” under the current requirements. There are no conditions or events that have occurred since that date that the Company believes would have an impact on the categorization of WSB or WTX.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

At December 31, 2005 and 2004, WSB and WTX had the following regulatory capital calculated in accordance with FIRREA’s capital standards:

	December 31, 2005
	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
(Dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB
Tangible	$8,384,582	6.76%	$1,860,332	1.50%	—	—
Tier 1 (core or leverage)	8,384,582	6.76	4,960,885	4.00	$6,201,106	5.00%
Tier 1 risk-based	8,384,582	12.58	—	—	3,997,503	6.00
Total risk-based	8,671,909	13.02	5,330,004	8.00	6,662,505	10.00
WTX
Tangible	$744,749	5.61%	$199,060	1.50%	—	—
Tier 1 (core or leverage)	744,749	5.61	530,827	4.00	$663,534	5.00%
Tier 1 risk-based	744,749	24.68	—	—	181,080	6.00
Total risk-based	747,543	24.77	241,440	8.00	301,799	10.00

	December 31, 2004
	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
(Dollars in thousands)	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB
Tangible	$7,139,505	6.71%	$1,596,105	1.50%	—	—
Tier 1 (core or leverage)	7,139,505	6.71	4,256,281	4.00	$5,320,351	5.00%
Tier 1 risk-based	7,139,505	12.41	—	—	3,450,761	6.00
Total risk-based	7,428,260	12.92	4,601,015	8.00	5,751,269	10.00
WTX
Tangible	$686,052	5.22%	$197,148	1.50%	—	—
Tier 1 (core or leverage)	686,052	5.22	525,727	4.00	$657,159	5.00%
Tier 1 risk-based	686,052	23.62	—	—	174,241	6.00
Total risk-based	687,409	23.67	232,322	8.00	290,402	10.00

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

At December 31, 2005, $6.2 billion of WSB’s retained earnings were available for the payment of cash dividends without the imposition of additional federal income taxes.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE S - Stock Options

The Company’s shareholder-approved 1996 Stock Option Plan authorized the issuance of up to 42 million shares of the Company’s common stock for non-qualified and incentive stock option grants to key employees. At December 31, there were 1,332,000 (2005), 3,277,300 (2004), and 3,190,900 (2003) shares available for option under this plan. The 1996 Stock Option Plan expired on February 1, 2006, after which no further options may be granted under this Plan.

The Company’s shareholder-approved 2005 Stock Incentive Plan was effective on April 27, 2005. The 2005 Stock Incentive Plan authorizes the issuance of up to 25 million shares of the Company’s common stock for awards to key employees of non-qualified and incentive stock options, restricted stock, stock units, and stock appreciation rights. At December 31, 2005, all 25 million shares authorized under the 2005 Stock Incentive Plan were available for awards.

The exercise price for all non-qualified and incentive stock options granted under the 1996 Stock Option Plan was set at fair market value as of the date of grant. The outstanding options under the 1996 Stock Option Plan provide for vesting after two to five years, after which time the vested options may be exercised at any time until ten years after the date of grant.

Outstanding options at December 31, 2005, were held by 688 employees and had expiration dates ranging from January 12, 2006 to September 26, 2015. The following table sets forth the range of exercise prices on outstanding options at December 31, 2005:

				Currently Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$8.71 - $15.79	4,021,100	$15.05	3.6 years	4,021,100	$15.05
$23.58 - $34.33	1,313,988	23.81	5.8 years	1,309,488	23.78
$40.29 - $59.95	2,947,000	41.63	7.6 years	21,000	41.57
$61.25 - $67.78	1,980,600	63.92	9.5 years	-0-	n/a

	10,262,688			5,351,588

A summary of the transactions of the stock option plan follows:

	Shares	Average Exercise Price Per Share
Outstanding, January 1, 2003	11,197,598	$14.92
Granted	3,144,400	41.35
Exercised	(1,108,750)	11.48
Canceled	(40,900)	29.28

Outstanding, December 31, 2003	13,192,348	$21.47
Granted	27,000	56.53
Exercised	(2,286,500)	12.80
Canceled	(113,400)	37.14

Outstanding, December 31, 2004	10,819,448	$23.22
Granted	1,988,200	63.91
Exercised	(2,502,060)	14.11
Canceled	(42,900)	42.65

Outstanding, December 31, 2005	10,262,688	$33.24

At December 31, options exercisable amounted to 5,351,588 (2005), 6,803,148 (2004), and 5,140,650 (2003). The weighted average exercise price of the options exercisable at December 31 was $17.29 (2005), $14.91 (2004), and $13.42 (2003).

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

The weighted average fair value per share of options granted during 2005 was $17.31 per share, $14.45 per share for those granted during 2004, and $11.36 per share for those granted during 2003. For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0.6% (2005), 0.6% (2004), and 0.7% (2003); expected volatility of 22% (2005), 23% (2004), and 23% (2003); expected lives of 5.5 years (2005), 5.1 years (2004), and 5.7 years (2003); and risk-free interest rates of 3.91% (2005), 3.43% (2004), and 3.57% (2003).

NOTE T - Commitments and Contingencies

Commitments to originate mortgage loans are agreements to lend to a customer provided that the customer satisfies the terms of the contract. Commitments generally have fixed expiration dates or other termination clauses. Prior to entering each commitment, the Company evaluates the customer’s creditworthiness. The amount of outstanding loan origination commitments at December 31, 2005 and 2004 was $1.9 billion and $1.8 billion, respectively. The vast majority of these commitments were for adjustable rate mortgages.

The Company enters into Equity Lines of Credit with its customers. At December 31, 2005 and 2004, the balance of outstanding ELOCs was $2.9 billion and $2.6 billion, respectively. The maximum total line of credit available on the ELOCs at December 31, 2005 and 2004 was $4.5 billion and $3.9 billion, respectively.

The Company originates loans in which deferred interest may occur as long as the loan balance remains below a cap based on the percentage of the original loan amount. A 125% cap on the loan balance applies to loans with original loan to value ratios at or below 85%. Loans with original loan to values above 85% have a 110% cap. The Company closely monitors the portfolio’s deferred interest and limits the credit risk through strict underwriting and appraisal standards. At December 31, 2005 and 2004, deferred interest amounted to $449 million and $55 million, respectively.

The Company enters into commitments to sell mortgage loans. The commitments generally have a fixed delivery settlement date. The Company had $120 million and $46 million of outstanding commitments to sell mortgage loans as of December 31, 2005 and 2004, respectively.

The Company sells certain fixed-rate loans with full credit recourse in the ordinary course of its business. The Company is required to repurchase a loan if it becomes 90 days past due. As of December 31, 2005, the balance of loans sold with recourse and the related recourse liability were approximately $1.7 billion and $12 million, respectively. As of December 31, 2004, the balance of loans sold with recourse and the related recourse liability were approximately $2.3 billion and $13 million, respectively. As of December 31, 2005 and 2004, there were loans with balances of $1.3 million and $809 thousand, respectively, 90 days past due. The Company may obtain and liquidate the real estate pledged as collateral to recover amounts paid under the recourse arrangement. As of December 31, 2005 and 2004, the original appraised value of real estate collateral securing the loans sold with recourse was $3.1 billion and $3.9 billion, respectively.

From time to time, the Company enters into commitments to purchase or sell mortgage-backed securities. The commitments generally have a fixed delivery or receipt settlement date. The Company controls the credit risk of such commitments through credit evaluations, limits, and monitoring procedures. The interest rate risk of the commitment is considered by the Company and may be matched with the appropriate funding sources. The Company had no significant outstanding commitments to purchase or sell mortgage-backed securities as of December 31, 2005 or 2004.

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

Years ended December 31, 2005, 2004, and 2003

The Company and its subsidiaries are parties to legal actions arising in the ordinary course of business, none of which, in the opinion of management, is material to the Company’s consolidated financial condition or results of operations.

NOTE U - Interest Rate Swaps

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

Fair value hedges

At December 31, 2005, the Company had three interest rate swaps that are used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. These interest rate swaps were designated as fair value hedges and qualified for the shortcut method under SFAS 133 and, as such, an ongoing assessment of hedge effectiveness is not required and the changes in fair value of the hedged items are deemed to be equal to the changes in the fair value of the interest rate swaps. The fair value of the swaps at December 31, 2005 was $(37.6) million which was offset by the change in the fair value of the debt. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings.

The following table illustrates the maturities and weighted average interest rates for the swap contracts and the hedged fixed-rate senior debt as of December 31, 2005. There are no maturities in the years 2006 through 2007.

	Expected Maturity Date as of December 31, 2005
(Dollars in thousands)	2008	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$700,000	$1,200,000	$1,900,000	$1,854,919
Weighted average interest rate	4.27%	4.39%	4.35%
Swap Contracts				$(37,571)
Weighted average interest rate paid	4.42%	4.47%	4.45%
Weighted average interest rate received	4.15%	4.19%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 4.62% at December 31, 2005.

During 2005, the range of floating interest rates paid on swap contracts was 2.51% to 4.55%. The range of fixed interest rates received on swap contracts was 4.09% to 4.39%.

Interest rate swap not designated as a hedging instrument

Interest rate swap payment activity on swaps not designated as hedging instruments decreased net interest income by $1 million and $12 million for the years ended December 31, 2004, and 2003, respectively. The last interest rate swap not designated as a hedging instrument matured in April 2004.

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 2005, 2004, and 2003

NOTE V - Disclosure about Fair Value of Financial Instruments

The Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The statement provides for a variety of different valuation methods, levels of aggregation, and assessments of practicability of estimating fair value.

The values presented are based upon information as of December 31, 2005 and 2004, and do not reflect any subsequent changes in fair value. Fair values may have changed significantly following the balance sheet dates. The estimates presented herein are not necessarily indicative of amounts that could be realized in a current transaction.

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

Fair values are based on quoted market prices for securities available for sale, mortgage-backed securities available for sale, mortgage-backed securities held to maturity, securities sold under agreements to repurchase with brokers/dealers with terms greater than 90 days, bank notes, senior debt, and interest rate swaps.

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

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

The table below discloses the carrying value and the fair value of Golden West’s financial instruments as of December 31.

	December 31
	2005		2004
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash	$518,161	$518,161	$292,421	$292,421
Federal funds sold and other investments	1,321,626	1,321,626	936,353	936,353
Securities available for sale	382,499	382,499	438,032	438,032
Mortgage-backed securities available for sale	11,781	11,781	14,438	14,438
Mortgage-backed securities held to maturity	1,472,183	1,472,609	2,095,614	2,138,894
Loans receivable	117,881,965	118,987,054	100,559,179	101,261,901
Interest earned but uncollected	392,303	392,303	248,073	248,073
Investment in capital stock of Federal Home Loan Banks	1,857,580	1,857,580	1,563,276	1,563,276
Capitalized mortgage servicing rights	39,134	53,719	53,234	62,273
Interest rate swaps	-0-	-0-	10,309	10,309
Financial Liabilities:
Deposits	60,158,319	60,260,546	52,965,311	53,022,209
Advances from Federal Home Loan Banks	38,961,165	38,978,241	33,781,895	33,790,789
Securities sold under agreements to repurchase	5,000,000	4,998,367	3,900,000	3,899,607
Bank notes	2,393,951	2,393,907	2,709,895	2,709,742
Senior debt	8,194,266	8,200,022	5,291,840	5,323,968
Interest rate swaps	37,571	37,571	-0-	-0-

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE W - Employee Benefits

The Company sponsors a defined contribution plan intended to be a tax-qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Employees may voluntarily contribute within the guidelines of the plan. The Company will contribute an amount equal to 50% of the first 6% of salary deferred on behalf of each participant. Contributions to the plan were approximately $12 million, $9 million, and $8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company also has individual deferred compensation agreements with select employees. These agreements are unfunded. The projected benefit obligation recognized which equals the accumulated benefit obligation was $39 million and $29 million at December 31, 2005 and 2004, respectively. The benefits paid amounted to $1 million (2005) and $1 million (2004). The net periodic benefit cost recognized was $11 million (2005), $5 million (2004), and $5 million (2003). The weighted-average discount rates used to determine the projected benefit obligation and the net periodic benefit costs were 4.79% (2005), 5.01% (2004), and 4.90% (2003). Future benefits that the Company expects to pay in each of the next five years, and in the aggregate for the five years thereafter, were $1 million (2006), $1 million (2007), $1 million (2008), $2 million (2009), $2 million (2010), and $23 million (2011 – 2015) as of December 31, 2005.

NOTE X - Parent Company Financial Information

Statement of Net Earnings

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Revenues:
Dividends from subsidiaries	$265,135	$250,089	$200,112
Investment income	29,054	9,915	8,576
Other income	36	2,975	2,331

	294,225	262,979	211,019
Expenses:
Interest	48,692	48,697	57,826
General and administrative	3,794	5,158	6,693

	52,486	53,855	64,519

Earnings before income tax benefit and equity in undistributed net earnings of subsidiaries	241,739	209,124	146,500
Income tax benefit	8,898	15,813	20,723
Equity in undistributed net earnings of subsidiaries	1,235,527	1,054,784	938,876

Net Earnings	$1,486,164	$1,279,721	$1,106,099

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE X - Parent Company Financial Information (Continued)

Statement of Financial Condition

	December 31
(Dollars in thousands)	2005	2004
Assets
Cash	$73,298	$29,937
Federal funds sold and other investments	225,000	75,000
Securities available for sale	5,536	5,301
Overnight note receivable from subsidiary	710,109	706,129
Other investments with subsidiary	-0-	217
Investment in subsidiaries	8,626,075	7,418,446
Other assets	40,402	47,750

Total Assets	$9,680,420	$8,282,780

Liabilities and Stockholders’ Equity
Senior debt	$994,397	$992,829
Other liabilities	15,058	15,075
Stockholders’ equity	8,670,965	7,274,876

Total Liabilities and Stockholders’ Equity	$9,680,420	$8,282,780

Statement of Cash Flows

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net earnings	$1,486,164	$1,279,721	$1,106,099
Adjustments:
Equity in undistributed net earnings of subsidiaries	(1,235,527)	(1,054,784)	(938,876)
Other, net	48,987	16,650	3,290

Net cash provided by operating activities	299,624	241,587	170,513
Cash flows from investing activities:
Decrease (increase) in fed funds and other investments	(150,000)	523,238	(373,238)
Decrease (increase) in securities available for sale	(2)	55	200,716
Decrease (increase) in overnight notes receivable from subsidiary	(3,979)	(706,129)	399,369
Decrease (Increase) in other investments with subsidiary	217	(112)	(2)

Net cash provided by (used in) investing activities	(153,764)	(182,948)	226,845
Cash flows from financing activities:
Repayment of subordinated notes	-0-	-0-	(200,000)
Dividends on common stock	(79,911)	(64,157)	(54,159)
Exercise of stock options	35,296	29,277	12,728
Purchase and retirement of Company stock	(57,884)	-0-	(151,230)

Net cash used in financing activities	(102,499)	(34,880)	(392,661)
Net increase in cash	43,361	23,759	4,697
Cash at beginning of period	29,937	6,178	1,481

Cash at end of period	$73,298	$29,937	$6,178

GOLDEN WEST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ended December 31, 2005, 2004, and 2003

NOTE Y - Selected Quarterly Financial Data (Unaudited)

	2005 Quarter Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$1,311,485	$1,464,202	$1,631,766	$1,792,443
Interest expense	606,921	744,637	883,938	1,029,329

Net interest income	704,564	719,565	747,828	763,114
Provision for loan losses	884	1,807	2,810	2,789
Noninterest income	82,613	112,085	129,434	138,004
Noninterest expense	224,239	238,574	237,382	262,220

Earnings before taxes on income	562,054	591,269	637,070	636,109
Taxes on income	213,804	230,840	254,830	240,864

Net earnings	$348,250	$360,429	$382,240	$395,245

Basic earnings per share	$1.13	$1.17	$1.24	$1.29

Diluted earnings per share	$1.12	$1.16	$1.22	$1.27

	2004 Quarter Ended
(Dollars in thousands)	March 31	June 30	September 30	December 31
Interest income	$939,757	$977,732	$1,072,930	$1,188,437
Interest expense	320,503	335,046	407,801	496,901

Net interest income	619,254	642,686	665,129	691,536
Provision for loan losses	241	392	197	2,571
Noninterest income	59,807	81,147	71,605	81,364
Noninterest expense	199,514	207,533	210,460	222,619

Earnings before taxes on income	479,306	515,908	526,077	547,710
Taxes on income	179,582	199,190	201,299	209,209

Net earnings	$299,724	$316,718	$324,778	$338,501

Basic earnings per share	$0.98	$1.04	$1.06	$1.11

Diluted earnings per share	$0.97	$1.02	$1.05	$1.09