Form 10-Q
period 2006-03-31
GOLDEN WEST FINANCIAL CORP /DE/
filed 2006-05-09
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4629

GOLDEN WEST FINANCIAL CORPORATION

Incorporated Pursuant to the Laws of Delaware State

IRS – Employer Identification No. 95-2080059

1901 Harrison Street, Oakland, California 94612

(510) 446-3420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2006:

Common Stock — 308,587,061 shares.

GOLDEN WEST FINANCIAL CORPORATION

INDEX OF TABLES

Page
Selected Financial Data
Financial Highlights (Table 1)	16
Asset, Liability, and Equity Components as Percentages of the Total Balance Sheet (Table 2)	18
Selected Financial Results (Table 29)	48
Loan Portfolio
Balance of Loans Receivable and MBS by Component (Table 3)	19
Loan Originations and Repayments (Table 4)	19
Equity Lines of Credit and Fixed-Rate Second Mortgages (Table 5)	20
Net Deferred Loan Costs (Table 6)	21
Loan Originations by State (Table 7)	21
Loan Portfolio by State (March 31, 2006) (Table 8)	22
Loan Portfolio by State (March 31, 2005) (Table 9)	23
ARM Originations by Index (Table 10)	24
ARM Portfolio by Index (Table 11)	25
Mortgage Originations by LTV or CLTV Bands (Table 22)	38
Mortgage Portfolio Balance by LTV or CLTV Bands (Table 23)	40
Deferred Interest in the Loan Portfolio by LTV/CLTV Bands and Year of Origination (Table 24)	42
Management of Credit Risk
Nonperforming Assets and Troubled Debt Restructured (Table 25)	43
Nonperforming Assets by State (March 31, 2006) (Table 26)	44
Nonperforming Assets by State (March 31, 2005) (Table 27)	44
Changes in Allowance for Loan Losses (Table 28)	46
Asset / Liability Management
Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Primary Spread (Table 16)	31
Summary of Key Indexes (Table 17)	32
Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread (Table 18)	33
Average Primary Spread (Table 19)	34
Repricing of Earning Assets and Interest-Bearing Liabilities, Repricing Gaps, and Gap Ratios (Table 20)	34
Average Earning Assets and Interest-Bearing Liabilities (Three Months Ended March 31) (Table 30)	49
Deposits
Deposits (Table 15)	29
Borrowings
Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt (Table 21)	35
Regulatory Capital
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (March 31, 2006) (Table 31)	52
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (March 31, 2005) (Table 32)	52
Other
Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Other Investments (Table 12)	27
Securities Available for Sale (Table 13)	27
Capitalized Mortgage Servicing Rights (Table 14)	28

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

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	March 31 2006	December 31 2005	March 31 2005
Assets
Cash	$242,496	$518,161	$311,607
Federal funds sold, securities purchased under agreement to resell, and other investments	1,579,133	1,321,626	1,674,914
Securities available for sale, at fair value	359,549	382,499	379,082
Purchased mortgage-backed securities available for sale, at fair value	10,904	11,781	13,548
Purchased mortgage-backed securities held to maturity, at cost	291,302	303,703	357,843
Mortgage-backed securities with recourse held to maturity, at cost	1,104,248	1,168,480	1,440,341
Loans receivable:
Loans held for sale	136,526	83,365	40,988
Loans held for investment less allowance for loan losses	120,756,630	117,798,600	105,641,104

Total Loans Receivable	120,893,156	117,881,965	105,682,092
Interest earned but uncollected	420,400	392,303	298,693
Investment in capital stock of Federal Home Loan Banks	1,887,906	1,857,580	1,662,312
Foreclosed real estate	10,408	8,682	10,840
Premises and equipment, net	409,582	403,084	398,181
Other assets	347,372	365,299	358,396

Total Assets	$127,556,456	$124,615,163	$112,587,849

Liabilities and Stockholders’ Equity
Deposits	$61,583,224	$60,158,319	$55,593,265
Advances from Federal Home Loan Banks	38,508,932	38,961,165	35,511,757
Securities sold under agreements to repurchase	5,900,000	5,000,000	4,050,000
Bank notes	2,976,916	2,393,951	2,485,936
Senior debt	8,075,302	8,194,266	5,955,989
Taxes on income	771,388	547,653	730,094
Other liabilities	697,734	688,844	681,310
Stockholders’ equity	9,042,960	8,670,965	7,579,498

Total Liabilities and Stockholders’ Equity	$127,556,456	$124,615,163	$112,587,849

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2006	2005
Interest Income:
Interest on loans	$1,954,585	$1,311,341
Interest on mortgage-backed securities	21,390	25,540
Interest and dividends on investments	43,410	27,413

	2,019,385	1,364,294
Interest Expense:
Interest on deposits	512,019	298,318
Interest on advances	429,456	223,268
Interest on repurchase agreements	62,384	25,264
Interest on other borrowings	132,460	60,071

	1,136,319	606,921

Net Interest Income	883,066	757,373
Provision for loan losses	4,293	884

Net Interest Income after Provision for Loan Losses	878,773	756,489
Noninterest Income:
Fees	12,959	11,113
Gain on the sale of securities and loans	2,183	1,758
Other	21,442	16,933

	36,584	29,804
Noninterest Expense:
General and administrative:
Personnel	192,989	151,831
Occupancy	24,568	22,225
Technology and telecommunications	23,693	21,422
Deposit insurance	1,925	1,855
Advertising	6,513	7,540
Other	21,599	19,366

	271,287	224,239
Earnings before Taxes on Income	644,070	562,054
Taxes on income	253,124	213,804

Net Earnings	$390,946	$348,250

Basic Earnings Per Share	$1.27	$1.13

Diluted Earnings Per Share	$1.25	$1.12

Dividends declared per common share	$.08	$.06

Average common shares outstanding	308,397,529	306,861,057
Average diluted common shares outstanding	311,808,276	311,539,734

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$390,946	$348,250
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	4,293	884
Amortization of net deferred loan costs	94,153	59,815
Depreciation and amortization	13,935	12,996
Loans originated for sale	(83,385)	(53,319)
Sales of loans	195,641	91,114
Increase in interest earned but uncollected	(26,571)	(38,639)
Increase in deferred interest	(216,899)	(35,600)
Federal Home Loan Bank stock dividends	(22,528)	(15,665)
Decrease (increase) in other assets	17,927	(30,534)
Increase (decrease) in other liabilities	(9,919)	254,474
Increase in taxes on income	233,262	191,128
Other, net	5,186	(301)

Net cash provided by operating activities	596,041	784,603
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for investment portfolio	(11,482,607)	(11,121,418)
Real estate loans purchased	(228)	(168)
Other, net	(345,139)	(89,095)

	(11,827,974)	(11,210,681)
Real estate loan principal repayments	8,814,455	6,185,494
Repayments of mortgage-backed securities	74,786	128,610
Proceeds from sales of foreclosed real estate	9,761	11,249
Increase in federal funds sold, securities purchased under agreements to resell, and other investments	(257,507)	(738,561)
Decrease (increase) in securities available for sale	(629)	303
Purchases of Federal Home Loan Bank stock	(9,324)	(95,352)
Additions to premises and equipment	(20,780)	(20,063)

Net cash used in investing activities	(3,217,212)	(5,739,001)

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Cash Flows from Financing Activities:
Net increase in deposits	$1,424,905	$2,627,954
Additions to Federal Home Loan Bank advances	2,558,000	4,350,000
Repayments of Federal Home Loan Bank advances	(3,010,233)	(2,620,139)
Proceeds from agreements to repurchase securities	3,400,000	2,000,000
Repayments of agreements to repurchase securities	(2,500,000)	(1,850,000)
Increase (decrease) in bank notes	582,965	(223,959)
Net proceeds from senior debt	598,200	697,134
Repayments of senior debt	(700,000)	-0-
Dividends on common stock	(24,675)	(18,414)
Proceeds from the exercise of stock options	8,580	11,008
Excess tax benefits from stock option exercises	7,764	-0-

Net cash provided by financing activities	2,345,506	4,973,584

Net Increase (Decrease) in Cash	(275,665)	19,186
Cash at beginning of period	518,161	292,421

Cash at end of period	$242,496	$311,607

Supplemental cash flow information:
Cash paid for:
Interest	$1,123,236	$567,877
Income taxes	12,904	22,676
Cash received for interest and dividends	1,753,387	1,225,309
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	183,836	27,635
Loans transferred to foreclosed real estate	11,830	10,405
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	4,570,042	1,149,968
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	163,416
Loans transferred to held for investment from loans held for sale	2,473	2,016

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31, 2006
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	308,041,776	$30,804	$338,997	$8,077,466	$223,698	$8,670,965
Net earnings		-0-	-0-	390,946	-0-	390,946
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(14,601)	(14,601)

Comprehensive income						376,345
Stock-based compensation		-0-	3,981	-0-	-0-	3,981
Common stock issued upon exercise of stock options, including tax benefits	511,585	51	16,293	-0-	-0-	16,344
Cash dividends on common stock		-0-	-0-	(24,675)	-0-	(24,675)

Balance at March 31, 2006	308,553,361	$30,855	$359,271	$8,443,737	$209,097	$9,042,960

	Three Months Ended March 31, 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876
Net earnings		-0-	-0-	348,250	-0-	348,250
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(36,222)	(36,222)

Comprehensive income						312,028
Common stock issued upon exercise of stock options, including tax benefits	602,050	61	10,947	-0-	-0-	11,008
Cash dividends on common stock		-0-	-0-	(18,414)	-0-	(18,414)

Balance at March 31, 2005	307,126,766	$30,713	$274,717	$7,058,834	$215,234	$7,579,498

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Accounting Policies

The significant accounting policies of Golden West Financial Corporation and subsidiaries (Golden West or Company) are more fully described in Note A to the Consolidated Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 8, 2006 (SEC File No. 1-4629).

Principles of Consolidation

The Company’s consolidated financial statements, including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three-month periods have been included. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. Specifically, prepayment fees and late charges received on the Company’s loan portfolio were reclassified on the Consolidated Statement of Net Earnings from “Noninterest Income – Fees” to “Interest Income – Interest on loans” and “Interest Income – Interest on mortgage-backed securities.” As a result of these reclassifications, net interest income increased by $53 million and noninterest income decreased by the same amount for the three month period ended March 31, 2005. For the quarter ended March 31, 2006, $84 million of prepayment fees and late charges was included in interest income. These reclassifications had no effect on “Net Earnings.” Prepayment fees and late charges on loans that the Company services for others continue to be reported in “Noninterest Income – Fees.”

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This Statement will be effective for fiscal years beginning after September 15, 2006, but early adoption is permitted. The Company is evaluating the two measurement methods. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB statement No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Please refer to NOTE C – Stock Options for detail. FASB Staff Position (FSP) SFAS 123R, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides a practical transition election related to accounting for the tax effects of share-based payments to employees. The Company elected to adopt the transition method described in the FSP.

NOTE B – Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS:

Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Net earnings	$390,946	$348,250

Average common shares outstanding	308,397,529	306,861,057
Dilutive effect of outstanding common stock equivalents	3,410,747	4,678,677

Average diluted common shares outstanding	311,808,276	311,539,734

Basic earnings per share	$1.27	$1.13
Diluted earnings per share	$1.25	$1.12

NOTE C – Stock Options

The Company’s shareholder-approved 1996 Stock Option Plan authorized the issuance of up to 42 million shares of the Company’s common stock for non-qualified and incentive stock option grants to key employees. The 1996 Stock Option Plan expired on February 1, 2006, after which no further options may be granted under this Plan.

The Company’s shareholder-approved 2005 Stock Incentive Plan was effective on April 27, 2005. The 2005 Stock Incentive Plan authorizes the issuance of up to 25 million shares of the Company’s common stock for awards to key employees of non-qualified and incentive stock options, restricted stock, stock units, and stock appreciation rights. At March 31, 2006, all 25 million shares authorized under the 2005 Stock Incentive Plan were available for awards.

The exercise price for all non-qualified and incentive stock options granted under the 1996 Stock Option Plan was set at fair market value as of the date of grant. The outstanding options under the 1996 Stock Option Plan provide for vesting after two to five years, after which time the vested options may be exercised at any time until ten years after the date of grant.

Outstanding options at March 31, 2006, were held by 670 employees and had expiration dates ranging from May 31, 2006 to January 30, 2016. A summary of the transactions follows:

Options Outstanding

(Dollars in thousands except per share figures)

(Unaudited)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2005	10,262,688	$33.24
Granted	2,000	70.90
Exercised	(511,585)	16.77
Forfeited or expired	(31,800)	48.10

Outstanding, March 31, 2006	9,721,303	$34.06	6.04years	$328,929

Vested, March 31, 2006	4,840,003	$17.35	3.93years	$244,676

Nonvested, March 31, 2006	4,881,300	$50.64

Vested or expected to vest, March 31, 2006 (a)	9,602,771	$33.75	6.01years	$327,935

(a)	The difference between options outstanding at March 31, 2006 and vested or expected to vest at March 31, 2006 is the expected forfeitures.

All vested options are exercisable. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $26.9 million.

The following table summarizes the status of the Company’s nonvested options as of March 31, 2006:

Nonvested Options

(Unaudited)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Balance at December 31, 2005	4,911,100	$50.61	$13.82
Granted	2,000	70.90	18.35
Vested	-0-	n/a	n/a
Forfeited	(31,800)	48.10	13.12

Balance at March 31, 2006	4,881,300	$50.64	$13.83

As of March 31, 2006, there was $39.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. The cost is expected to be recognized over a weighted average period of 2.53 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first three months of 2006: dividend yields of 0.7%; expected volatilities of 21%; expected lives of 5.0 years; and risk-free interest rates of 4.50%.

The expected volatility is based on historical volatility of the Company’s stock and other factors. The expected term of the options granted represents the period of time that options granted are expected to be outstanding. It is estimated based on the historical exercise of options and employee turnover. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). No stock-based employee compensation cost was recognized in the Consolidated Statement of Net Earnings for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB statement No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s earnings before taxes on income and net earnings for the three months ended March 31, 2006, were $3.6 million and $2.2 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $1.27 and $1.26, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $1.27 and $1.25, respectively. Stock-based compensation included in net deferred loan costs was $381 thousand for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $7.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in the prior period presented. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes option-pricing model and amortized into expense over the options’ vesting periods.

Pro Forma Net Earnings and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

Three Months Ended March 31 2005
Net earnings, as reported	$348,250
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,294)

Pro forma net earnings	$346,956

Basic earnings per share
As reported	$1.13
Pro forma	1.13
Diluted earnings per share
As reported	$1.12
Pro forma	1.11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $127.6 billion as of March 31, 2006. Our principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX). As of March 31, 2006, we operated 283 savings branches in ten states and had lending operations in 39 states under the World name.

We have assumed that readers have reviewed or have access to our 2005 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, and for the year then ended. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission website at www.sec.gov and our website at www.gdw.com as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Our Business Model

We are a residential mortgage portfolio lender. In order to increase net earnings under this business model, we focus principally on:

•	growing net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings;

•	maintaining a healthy primary spread, which is the difference between the yield on interest-earning assets and the cost of deposits and borrowings;

•	expanding the adjustable rate mortgage (ARM) portfolio, which is our primary earning asset;

•	managing interest rate risk, principally by originating and retaining monthly adjusting ARMs in portfolio, and matching these ARMs with liabilities that respond in a similar manner to changes in interest rates;

•	managing credit risk, principally by originating high-quality loans to minimize nonperforming assets and troubled debt restructured and by closely monitoring our loan portfolio;

•	maintaining a strong capital position to support growth and provide operating flexibility;

•	controlling expenses; and

•	managing operations risk through strong internal controls.

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2005, as well as material changes in results of operations during the three-month periods ended March 31, 2006 and 2005, respectively.

Quarter in Review

Results for the first quarter of 2006 included the following:

•	diluted earnings per share amounted to $1.25 for the first quarter of 2006, up 12% from the $1.12 reported for the comparable period in 2005;

•	net interest income grew 17% to $883 million for the first three months of 2006 due to loan portfolio growth partially offset by a decrease in the average primary spread from 2.65% for the three months ended March 31, 2005 to 2.57% for the three months ended March 31, 2006;

•	our general and administrative expenses increased 21% from $224 million for the three months ended March 31, 2005 to $271 million for the quarter ended March 31, 2006; because average assets grew more slowly than expenses between the same periods, our general and administrative expense to average assets ratio increased to .86% for the three months ended March 31, 2006 compared to .82% for the comparable period in 2005;

•	our loan portfolio increased to $122.3 billion at March 31, 2006, up 14% from $107.5 billion at March 31, 2005, and 99% of the loan portfolio was ARMs at each of those period ends;

•	our first quarter loan originations amounted to $11.6 billion as compared to $11.2 billion for the first quarter of 2005;

•	99% of originations for the first three months of 2006 were ARMs;

•	there was a shift in the predominant index used for our loan originations, thereby changing the mix of the ARM loans in our portfolio from March 31, 2005 to March 31, 2006; for the first quarter of 2006, 95% of originations were indexed to the Cost of Savings Index (COSI), and from March 31, 2005 to March 31, 2006, COSI increased from 32% to 54% of our ARM portfolio while the percentage of loans indexed to the Certificate of Deposit Index (CODI) decreased from 53% to 37% of our ARM portfolio during that same period;

•	the ratio of nonperforming assets to total assets remained at very low levels but increased slightly from .31% at March 31, 2005 to .34% at March 31, 2006; net chargeoffs to average loans and MBS were zero basis points for the three months ended March 31, 2006 and 2005;

•	deposits increased $1.4 billion in the first quarter of 2006 compared to an increase of $2.6 billion in the first quarter of 2005; and

•	our stockholders’ equity increased to $9.0 billion at March 31, 2006 compared to $7.6 billion at March 31, 2005.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. Specifically, in the first quarter of 2006, the Office of Thrift Supervision (OTS), our primary regulator, changed its financial reporting practice for the classification of fees received from the early prepayment of loans and loan late charges. This adjustment by the OTS led to a change in industry practice in the reporting of prepayment fees and late charges in interest income rather than as previously reported in fee income. Accordingly, the Company reclassified prepayment fees and late charges received on the Company’s loans receivable on the Consolidated Statement of Net Earnings from “Noninterest Income – Fees” to “Interest Income – Interest on loans” and “Interest Income – Interest on mortgage-backed securities.” As a result of these reclassifications, net interest income has increased by $53 million and noninterest income has decreased by the same amount for the three-month period ended March 31, 2005. For the quarter ended March 31, 2006, $84 million of prepayment fess and late charges was included in interest income. Although these reclassifications had no effect on “Net Earnings,” the yield on the loan portfolio, the net interest margin, and the primary spread were adjusted to reflect this change. Prepayment fees and late charges on loans that the Company services for others continue to be reported in “Noninterest Income – Fees.”

The following tables summarize selected financial information about how we performed at and for the three months ended March 31, 2006 as compared to prior periods.

T able 1

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	March 31 2006	December 31 2005	March 31 2005
Assets	$127,556,456	$124,615,163	$112,587,849
Loans receivable including mortgage-backed securities (MBS)(a)	122,299,610	119,365,929	107,493,824
Adjustable rate mortgages and MBS (b)	119,239,909	116,369,564	104,481,133
Fixed-rate mortgages held for investment including MBS(b)	1,213,817	1,241,426	1,442,476
Fixed-rate mortgages held for sale including MBS(b)	136,183	82,400	40,988
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	99%	99%
Loans serviced for others with recourse	$2,173,801	$2,138,348	$2,150,751
Loans serviced for others without recourse	2,003,421	2,020,402	2,165,174
Nonperforming assets	$436,888	$382,353	$353,234
Nonperforming assets/total assets	.34%	.31%	.31%
Troubled debt restructured/total assets	.00%	.00%	.00%
Net chargeoffs/average loans	.00%	.00%	.00%
Stockholders’ equity	$9,042,960	$8,670,965	$7,579,498
Stockholders’ equity/total assets	7.09%	6.96%	6.73%
Book value per common share	$29.31	$28.15	$24.68
Common shares outstanding	308,553,361	308,041,776	307,126,766
Yield on interest-earning assets	6.69%	6.35%	5.22%
Cost of funds	4.14%	3.78%	2.62%
Primary spread	2.55%	2.57%	2.60%
Number of Employees:
Full-time	11,251	10,495	9,491
Part-time	1,159	1,109	1,049
World Savings Bank, FSB (WSB):
Total assets	$126,936,046	$124,370,304	$111,787,577
Stockholder’s equity	8,995,322	8,607,176	7,706,837
Stockholder’s equity/total assets	7.09%	6.92%	6.89%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	6.94%	6.76%	6.72%
Total risk-based capital	13.30%	13.02%	12.93%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$13,326,013	$13,270,487	$12,780,523
Stockholder’s equity	755,627	744,749	692,751
Stockholder’s equity/total assets	5.67%	5.61%	5.42%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.67%	5.61%	5.42%
Total risk-based capital	24.73%	24.77%	24.16%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

Table 1 (continued)

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended March 31
	2006	2005
Real estate loans originated	$11,565,992	$11,174,737
New adjustable rate mortgages as a percentage of real estate loans originated	99%	99%
Refinances as a percentage of real estate loans originated	84%	78%
Deposits increase	$1,424,905	$2,627,954
Net earnings	390,946	348,250
Basic earnings per share	1.27	1.13
Diluted earnings per share	1.25	1.12
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	17.64%	18.78%
Net earnings/average assets (ROA)	1.24%	1.27%
Net interest margin(b)	2.84%	2.79%
General and administrative expense/average assets	.86%	.82%
Efficiency ratio(c)	29.50%	28.49%

(a)	Ratios are annualized by multiplying the quarterly computation by four. Averages are computed by adding the beginning balance and each monthend balance during the quarter and dividing by four.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 2

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	March 31 2006	December 31 2005	March 31 2005
Assets:
Cash and investments	1.7%	1.8%	2.1%
Loans receivable and MBS	95.9	95.8	95.5
Other assets	2.4	2.4	2.4

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	48.3%	48.3%	49.4%
FHLB advances	30.2	31.2	31.5
Other borrowings	13.3	12.5	11.1
Other liabilities	1.1	1.0	1.3
Stockholders’ equity	7.1	7.0	6.7

	100.0%	100.0%	100.0%

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

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities (MBS) portfolio at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	March 31 2006	December 31 2005	March 31 2005
Loans	$70,378,952	$66,339,220	$72,342,994
Securitized loans (a)	48,804,503	49,870,206	31,809,871
Other (b)	1,709,701	1,672,539	1,529,227

Total loans receivable	120,893,156	117,881,965	105,682,092

MBS with recourse (c)	1,104,248	1,168,480	1,440,341
Purchased MBS	302,206	315,484	371,391

Total MBS	1,406,454	1,483,964	1,811,732

Total loans receivable and MBS	$122,299,610	$119,365,929	$107,493,824

ARMs as a percentage of total loans receivable and MBS	99%	99%	99%

(a)	Loans securitized after March 31, 2001 are classified as securitized loans and included in loans receivable.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the three months ended March 31, 2006 and 2005.

TABLE 4

Loan Originations and Repayments

(Dollars in thousands)

	Three Months Ended March 31
Loan Originations	2006	2005
Real estate loans originated	$11,565,992	$11,174,737
ARMs as a % of originations	99%	99%
Fixed-rate mortgages as a % of originations	1%	1%
Refinances as a % of originations	84%	78%
Purchases as a % of originations	16%	22%
First mortgages originated for portfolio as a % of originations	97%	98%
First mortgages originated for sale as a % of originations	1%	0%
Repayments
Loan and MBS repayments (a)	$8,889,241	$6,314,104
Loan and MBS repayment rate (b)	30%	25%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs. For ELOCs, only amounts paid at the termination of the line of credit are included in repayments. Prior to 2006, repayments of ELOCs were not included in repayments.

(b)	The loan and MBS repayment rate is the quarterly repayments annualized as a percentage of the prior quarter’s ending loan and MBS balance.

The dollar volume of our originations increased slightly in the first three months of 2006 versus the same period in 2005 due to the continued popularity of ARMs and an increase in the average loan size, offset by a decrease in the number of loans originated.

Loan and MBS repayments, including amortization and loan payoffs, were higher in the first quarter of 2006 as compared to the comparable period in 2005 as a result of the larger portfolio balance and a higher repayment rate. Also, included in the 2006 repayment numbers are amounts paid at the termination of an ELOC. Prior to 2006, ELOC terminations were not included in repayments. The repayment rate in 2006 increased because home sales continued at high levels, refinance activity remained high as borrowers continued to borrow against the equity in their homes, and many borrowers opted to switch from an ARM loan to a fixed-rate mortgage in order to lock in the favorable rates and payments available on comparatively low-cost fixed-rate mortgages.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. We also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. The ELOCs we originate are indexed either to the Certificate of Deposit Index (CODI) discussed in “Management of Interest Rate Risk—Asset/Liability Management” or the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). For the three months ended March 31, 2006, $281 million of ELOCs were originated (includes only amounts drawn at the time of establishment), of which $271 million were tied to CODI and $10 million were tied to the Prime Rate. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. We originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in ELOCs and fixed-rate second mortgages for the three months ended March 31, 2006 and 2005.

TABLE 5

Equity Lines of Credit and Fixed-Rate Second Mortgages

(Dollars in thousands)

	Three Months Ended March 31
Equity Lines of Credit	2006	2005
ELOC originations (a)	$280,687	$178,521
New ELOCs established (b)	596,776	384,541
ELOC outstanding balance	2,993,166	2,586,418
ELOC maximum total line of credit available	4,728,437	3,957,814

Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$1,971	$1,344
Sales of fixed-rate second mortgages	-0-	-0-
Fixed-rate seconds held for investment	53,388	112,021

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes the maximum total line of credit available for new ELOCs.

Net Deferred Loan Costs

Included in the balance of loans receivable are net deferred loan costs associated with originating loans. In accordance with accounting principles generally accepted in the United States of America (GAAP), we defer loan fees charged and certain loan origination costs. The combined amounts have resulted in net deferred costs. These net deferred loan costs are amortized over the contractual life of the related loans. The amortized amount lowers loan interest income and net interest income which reduces the reported yield on our loan portfolio, our primary spread, and our net interest margin. If a loan pays off before the end of its contractual life, any remaining net deferred cost is charged to loan interest income at that time. The vast majority of the amortization of net deferred loan costs shown in the following table is accelerated amortization resulting from early payoffs of loans.

The following table provides information on net deferred loan costs for the three months ended March 31, 2006 and 2005.

TABLE 6

Net Deferred Loan Costs

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Beginning balance of net deferred loan costs	$1,152,143	$915,008
Net loan costs deferred	131,455	125,520
Amortization of net deferred loan costs	(94,026)	(59,216)
Net deferred loan costs transferred from MBS	6	915

Ending balance of net deferred loan costs	$1,189,578	$982,227

The increase in the balance of net deferred loan costs from March 31, 2005 to March 31, 2006 resulted primarily from the growth in the loan portfolio.

Lending Operations

At March 31, 2006, we had lending operations in 39 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three months ended March 31, 2006 and 2005 for Northern and Southern California and for our next five largest origination states by dollar amount in the first quarter of 2006.

TABLE 7

Loan Originations by State

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Northern California	$4,101,838	$4,174,210
Southern California	3,699,908	3,455,060

Total California	7,801,746	7,629,270
Florida	966,870	735,222
New Jersey	426,619	401,081
Arizona	332,501	224,445
Virginia	216,885	252,638
Maryland	195,090	146,391
Other states	1,626,281	1,785,690

Total	$11,565,992	$11,174,737

The following tables show loans receivable and MBS with recourse by state at March 31, 2006 and 2005 for Northern and Southern California and all other states with more than 2% of the total loan balance at March 31, 2006.

TABLE 8

Loan Portfolio by State (a)

March 31, 2006

(Dollars in thousands)

	Residential Real Estate		Commercial Real Estate		Loans as a % of Portfolio
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units		Total Loans
Northern California	$39,112,454	$1,744,520	$7,971	$40,864,945	33.98%
Southern California	31,466,983	1,494,900	802	32,962,685	27.41

Total California	70,579,437	3,239,420	8,773	73,827,630	61.39
Florida	8,698,152	80,080	118	8,778,350	7.30
New Jersey	5,546,271	-0-	254	5,546,525	4.61
Texas	3,235,270	155,479	8	3,390,757	2.82
Illinois	2,822,724	138,646	-0-	2,961,370	2.46
Virginia	2,660,717	2,954	-0-	2,663,671	2.21
Washington	1,827,182	729,961	-0-	2,557,143	2.13
Arizona	2,426,178	70,740	-0-	2,496,918	2.08
Other states (b)	17,685,814	367,514	504	18,053,832	15.00

Totals	$115,481,745	$4,784,794	$9,657	120,276,196	100.00%

Loans on deposits				11,507
Other (c)				1,709,701

Total loans receivable and MBS with recourse				$121,997,404

(a)	The table includes the balances of loans that were securitized and retained as MBS with recourse.

(b)	Each state included in Other states had a total loan balance that was less than 2% of total loans at March 31, 2006.

(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

TABLE 9

Loan Portfolio by State (a)

March 31, 2005

(Dollars in thousands)

	Residential Real Estate
State	Single-Family 1 – 4 Units	Multi-Family 5+ Units	Commercial Real Estate	Total Loans	Loans as a % of Portfolio
Northern California	$35,136,901	$1,780,565	$8,926	$36,926,392	34.97%
Southern California	27,705,611	1,495,519	960	29,202,090	27.66

Total California	62,842,512	3,276,084	9,886	66,128,482	62.63
Florida	6,359,991	72,792	216	6,432,999	6.09
New Jersey	4,641,215	-0-	273	4,641,488	4.40
Texas	3,243,448	147,541	120	3,391,109	3.21
Illinois	2,625,970	139,356	-0-	2,765,326	2.62
Virginia	2,218,006	3,029	-0-	2,221,035	2.10
Washington	1,644,617	738,969	-0-	2,383,586	2.26
Arizona	1,615,810	70,473	-0-	1,686,283	1.60
Other states (b)	15,592,331	336,153	4,157	15,932,641	15.09

Totals	$100,783,900	$4,784,397	$14,652	105,582,949	100.00%

Loans on deposits				10,257
Other (c)				1,529,227

Total loans receivable and MBS with recourse				$107,122,433

(a)	The table includes the balances of loans that were securitized and retained as MBS with recourse.

(b)	Each state included in Other states had a total loan balance that was less than 2% of total at March 31, 2006.

(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, GAAP requires that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the three months ended March 31, 2006 amounted to $4.6 billion compared to $1.1 billion for the same period in 2005. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity management.

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

Interest Rates and Indexes. The option ARMs we originate have interest rates that change monthly based on an index plus a fixed margin that is set at the time we make the loan. The index value changes monthly and consequently the loan interest rate changes monthly. For most of our lending, the indexes used are the Golden West Cost of Savings Index (COSI) and the Certificate of Deposit Index (CODI). Our portfolio also contains loans indexed to the Eleventh District Cost of Funds Index (COFI). Details about these indexes, including the reporting and repricing lags associated with them, are discussed in “Management of Interest Rate Risk—Asset/Liability Management.” The ELOCs we originate are indexed either to CODI or the Prime Rate.

As further described in “Management of Interest Rate Risk - Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the three months ended March 31, 2006 and 2005.

TABLE 10

Adjustable Rate Mortgage Originations by Index (a)

(Dollars in thousands)

	Three Months Ended March 31
ARM Index	2006	% of Total	2005	% of Total
COSI	$11,028,939	96%	$4,337,776	39%
CODI (b)	359,916	3%	6,472,036	58%
COFI	65,758	1%	127,509	1%
Prime	9,711	0%	175,491	2%
LIBOR (c)	3,475	0%	-0-	0%

Total	$11,467,799	100%	$11,112,812	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes ELOCs tied to CODI.

(c)	LIBOR is the London Interbank Offered Rate.

The proportion of our ARM originations tied to each index varies in different interest, operating, and competitive environments. In the first quarter of 2006, COSI was appealing to our customers because COSI was lower than CODI and moved more slowly than CODI as short-term interest rates rose. From December 31, 2005 until March 31, 2006, COSI increased by .32% from 3.24% to 3.56%, while CODI increased by .49% from 3.51% to 4.00% during the same period.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 11

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	March 31 2006	% of Total	December 31 2005	% of Total	March 31 2005	% of Total
COSI	$64,647,629	54%	$56,382,694	48%	$33,240,552	32%
CODI (a)	43,258,517	37%	47,557,461	41%	55,599,449	53%
COFI	9,848,149	8%	10,408,640	9%	12,770,727	12%
Prime	1,272,440	1%	1,793,888	2%	2,583,536	3%
Other (b)	213,174	0%	226,881	0%	286,869	0%

Total	$119,239,909	100%	$116,369,564	100%	$104,481,133	100%

(a)	Includes ELOCs tied to CODI.

(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Between March 31, 2005 and March 31, 2006, the portion of our ARMs tied to the COSI index increased while the portion of ARMs tied to CODI decreased. As further described in “Management of Interest Rate Risk – Asset/Liability Management,” a change in the index mix of loans in our portfolio can affect the yield on our interest-earning assets and our primary spread.

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

Substantially all of the ARMs we originate allow the borrower to select an initial monthly payment for the first year of the loan. The initial monthly payment selected is limited by a floor that we set and becomes the minimum monthly payment due on the loan. To maintain payment flexibility, nearly every new borrower selects the initial monthly payment equal to the floor, even if the borrower intends to make higher monthly payments. The minimum monthly payment for substantially all our ARMs is reset annually. The new minimum monthly payment amount generally cannot exceed the prior year’s minimum monthly payment amount by more than 7.5%. Periodically, this 7.5% cap does not apply. For example, for most of the loans this 7.5% cap does not apply on the tenth annual payment change of the loan and every fifth annual payment change thereafter. For a small number of loans, the 7.5% cap does not apply on the fifth annual payment change of the loan and every fifth annual payment change thereafter.

Although most of our loans have payments due on a monthly cycle, a significant number of borrowers elect to make payments on a biweekly cycle. A biweekly payment cycle results in a shorter period required to fully amortize the loan.

Deferred Interest. Deferred interest refers to interest that is added to the outstanding loan principal balance when the payment a borrower makes is less than the monthly interest due on the loan. Our loans have had this deferred interest feature for a quarter of a century. Borrowers may always make a high enough monthly payment to avoid or minimize deferred interest, and many borrowers do so. Borrowers may also pay down the balance of deferred interest in whole or in part at any time without a prepayment fee.

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

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS with recourse before any reduction for loan servicing and guarantee fees) was 12.09% or 5.27% above the actual weighted average rate at March 31, 2006, versus 12.15% or 5.68% above the actual weighted average rate at December 31, 2005, and 12.15% or 6.83% above the weighted average rate at March 31, 2005.

During the life of some of our ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. At March 31, 2006, approximately $4.6 billion of our ARM loans (including MBS with recourse) have lifetime floors. As of March 31, 2006, $170 million of ARM loans had reached their rate floors, compared to $277 million at December 31, 2005, and $1.2 billion at March 31, 2005. The weighted average floor rate on the loans that had reached their floor was 6.35% at March 31, 2006 compared to 6.09% at December 31, 2005 and 5.43% at March 31, 2005. Without the floor, the average rate on these loans would have been 5.77% at March 31, 2006, 5.52% at December 31, 2005, and 4.66% at March 31, 2005.

Other Lending Activity

In addition to the monthly adjusting ARMs described above, we originate and have in portfolio a small volume of ARMs with initial interest rates and monthly payments that are fixed for periods of 12 to 36 months, after which the interest rate adjusts monthly and the monthly payment resets annually. Additionally, we originate a small volume of ARMs where the interest rate adjusts every six months subject to a periodic interest rate cap; some of these ARMs provide for interest-only payments for the first five years.

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Some borrowers elect to modify their loans to fixed-rate loans for one, three, or five years. These modifications amounted to $185 million for the first three months of 2006 compared to $46 million for the comparable period in 2005. We retain these modified loans in portfolio. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage for the remainder of the term. During the first three months of 2006, $184 million of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $28 million for the first quarter of 2005. We sell most of the converted fixed-rate loans.

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

TABLE 12

Federal Funds Sold, Securities Purchased Under Agreements to Resell,

and Other Investments

(Dollars in Thousands)

	March 31 2006	December 31 2005	March 31 2005
Federal funds sold	$979,133	$1,096,626	$899,914
Securities purchased under agreements to resell	-0-	-0-	775,000
Eurodollar time deposits	600,000	225,000	-0-

Total federal funds sold, securities purchased under agreements to resell, and other investments	$1,579,133	$1,321,626	$1,674,914

The weighted average yields on federal funds sold, securities purchased under agreements to resell and other investments were 4.91%, 4.11%, and 2.90% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

TABLE 13

Securities Available for Sale

(Dollars in Thousands)

	March 31 2006	December 31 2005	March 31 2005
U.S. government obligation	$1,782	$1,765	$1,771
Freddie Mac stock	342,820	367,267	355,184
Other	14,947	13,467	22,127

Total securities available for sale	$359,549	$382,499	$379,082

We hold stock in the Federal Home Loan Mortgage Corporation (Freddie Mac) that we obtained in 1984 with a cost basis of $6 million. Included in the balances above are net unrealized gains on Freddie Mac stock of $337 million, $362 million, and $350 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The weighted average yields of securities available for sale, excluding equity securities, were 4.21%, 4.24%, and 2.42% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. At March 31, 2006, December 31, 2005, and March 31, 2005, we had no securities held for trading.

Other Assets

Capitalized Mortgage Servicing Rights

The Company recognizes as assets the rights to service loans for others. When we retain the servicing rights upon the sale of loans, the allocated cost of these rights is capitalized as an asset and then amortized over the expected life of the loan. The amount capitalized is based on the relative fair value of the servicing rights and the loans on the sale date. We do not have a large portfolio of capitalized mortgage servicing rights (CMSRs), primarily because we retain our ARM originations in portfolio and only sell a limited number of fixed-rate loans to third parties. CMSRs are included in “Other assets” on the Consolidated Statement of Financial Condition.

The following table shows the changes in CMSRs for the three months ended March 31, 2006 and 2005.

TABLE 14

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
CMSRs
Balance, beginning of period	$39,702	$60,544
New CMSRs from loan sales	2,254	1,416
Amortization	(6,438)	(7,779)

Balance, end of period	35,518	54,181
Valuation Allowance
Balance, beginning of period	(568)	(7,310)
Recovery of (provision for) valuation allowance	568	1,337

Balance, end of period	-0-	(5,973)

CMSRs, net	$35,518	$48,208

The estimated amortization of the March 31, 2006 balance for the remainder of 2006 and the five years ending 2011 is $17.6 million (2006), $12.9 million (2007), $4.7 million (2008), $309 thousand (2009), $10 thousand (2010), and $-0- (2011). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

The estimated fair value of CMSRs as of March 31, 2006, December 31, 2005, and March 31, 2005 was $55 million, $54 million, and $58 million, respectively. The book value of the Company’s CMSRs did not exceed the fair value at March 31, 2006 and, therefore, no valuation allowance for impairment was required. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $1 million at December 31, 2005 and by $6 million at March 31, 2005, and as a result, we had a valuation allowance of those amounts.

Deposits

We raise deposits on a retail basis through our branch system and the Internet, and, from time to time, through the money markets. Retail deposits increased during the first quarter of 2006 by $1.4 billion compared to an increase of $2.6 billion in the first quarter of 2005. Although customers responded favorably to our promoted products in both years, first quarter 2006 deposit growth was lower than the record level set in 2005, because in 2006 consumers had additional attractive investment alternatives, including aggressively priced products advertised by competitors. Transaction accounts represented 29% of the total balance of deposits at March 31, 2006 compared to 32% at December 31, 2005 and 52% at March 31, 2005. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

The following table shows the Company’s deposits by interest rate and by remaining maturity at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 15

Deposits

(Dollars in thousands)

	March 31 2006		December 31 2005		March 31 2005
	Rate	Amount	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.69%	$4,796,067	1.69%	$4,916,067	1.32%	$5,072,338
Savings accounts (a)	2.44	13,082,640	2.20	14,141,337	1.91	23,867,795
Term certificate accounts with original maturities of: 4 weeks to 1 year	4.12	30,390,434	3.77	28,956,796	2.95	16,850,485
1 to 2 years	4.17	9,390,716	3.87	8,082,385	2.67	4,988,871
2 to 3 years	3.11	991,795	2.90	1,086,506	2.45	1,319,087
3 to 4 years	3.12	691,012	3.05	728,817	3.25	1,090,829
4 years and over	4.34	2,224,327	4.33	2,227,145	4.53	2,370,395
Retail jumbo CDs	1.40	16,233	1.31	19,266	1.69	33,465

		$61,583,224		$60,158,319		$55,593,265

Deposits by remaining maturity:
No contractual maturity	2.24%	$17,878,707	2.07%	$19,057,404	1.80%	$28,940,133
Maturity within one year	4.11	41,239,598	3.77	38,139,593	2.91	22,993,596
1 to 5 years	3.95	2,463,999	3.99	2,960,596	3.71	3,658,774
Over 5 years	3.70	920	3.31	726	3.28	762

		$61,583,224		$60,158,319		$55,593,265

(a)	Includes money market deposit accounts and passbook accounts.

The weighted average cost of deposits was 3.56% at March 31, 2006, 3.24% at December 31, 2005, and 2.39% at March 31, 2005.

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments tied to LIBOR. In the first three months of 2006, borrowings increased by $1.0 billion to $55.5 billion from $54.5 billion at yearend 2005 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs that we own. FHLB advances amounted to $38.5 billion at March 31, 2006, compared to $39.0 billion at December 31, 2005, and $35.5 billion at March 31, 2005.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both a secured and unsecured basis. Most of WSB’s capital market funding consists of unsecured senior debt and bank notes. Debt securities with maturities 270 days or longer are reported as senior debt and debt securities with maturities less than 270 days are reported as bank notes on the Consolidated Statement of Financial Condition. WSB has a program that allows for the issuance of up to an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. WSB issued $600 million in notes under this program in the first three months of 2006, $2.95 billion in 2005, and $1.3 billion in 2004, and as of March 31, 2006, $3.15 billion remained available for issuance under this program. WSB issued $3.0 billion of senior debt under a prior program in 2004. As of March 31, 2006, December 31, 2005 and March 31, 2005, WSB had a total of $7.1 billion, $7.2 billion and $5.0 billion of long-term unsecured senior debt outstanding. As of March 31, 2006, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. At March 31, 2006, December 31, 2005, and March 31, 2005, WSB had $3.0 billion, $2.4 billion, and $2.5 billion, respectively, of short-term bank notes outstanding. As of March 31, 2006, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $5.9 billion, $5.0 billion, and $4.1 billion at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt. In December 2005, Golden West filed a registration statement that allows us to issue up to $2.0 billion of debt securities. As of March 31, 2006, no debt was outstanding under this registration statement. At March 31, 2006, Golden West, at the holding company level, had $995 million of senior debt outstanding compared to $994 million at December 31, 2005 and $993 million at March 31, 2005, respectively. Golden West had no subordinated debt outstanding during those time periods. As of March 31, 2006, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

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

Asset/Liability Management

Monthly-Adjusting ARMs. Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest rate sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly. At March 31, 2006, ARMs constituted 99% of our loan and MBS portfolio, and 96% of our ARM portfolio adjusted monthly.

Timing Lags. The primary difference between how our ARMs and how our liabilities respond to interest rate changes is principally timing related. Specifically, rates on our liabilities tend to adjust more rapidly to interest rate changes than the yield on our ARM portfolio, primarily because of built-in reporting and repricing lags that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it may take a period of time before changes in market interest rates are significantly reflected in the indexes.

This timing disparity between the repricing of our assets and liabilities can temporarily affect our primary spread until the indexes are able to reflect, or “catch up” with, the changes in market rates. Over a full interest rate cycle, the timing lags will tend to offset one another. The following chart summarizes the different relationships the indexes and short-term market interest rates could have at any point in time and the expected impact on our primary spread.

TABLE 16

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

ARM Indexes and Liability Matching. To mitigate the lags discussed above, our ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. The following table describes the indexes we use and shows how these indexes are intended to match with our liabilities. ARMs funded with savings historically have had similar repricing lags. The repricing lags of ARMs and LIBOR-based market-rate borrowings have historically been somewhat different. In particular, most of the Company’s interest rate sensitivity has come from slowly repricing ARM loans funded with LIBOR-based borrowings that adjust relatively rapidly and fully to movements in short-term market interest rates.

TABLE 17

Summary of Key Indexes

	COSI	CODI	COFI
How the Index is Calculated	Equal to Golden West’s cost of savings as reported monthly.	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	COSI equals our own cost of savings. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	Historically, COFI has tracked our cost of savings. The match is not perfect however, because COFI includes the cost of savings and borrowings of many other institutions as well as our own.

% ARM Originations for First Three Months of 2006	96%	3%	1%

Percentage of ARM Portfolio at March 31, 2006	54%	37%	8%

Timing Lags (see descriptions in the paragraph below)

Reporting Lag	One month	One month	Two months

Repricing Lag	Yes, because the rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	Yes, because CODI is a 12-month rolling average and it takes time before the index is able to reflect, or “catch up” with, a change in market rates.	Yes, because the portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

Several dynamics affect our ability to achieve our desired matching of COSI and COFI loans with deposits and CODI loans with LIBOR-based borrowings, including:

•	the relative values of our ARM indexes, which directly affect the index chosen by borrowers;

•	the relative volumes of loan originations and repayments, which can alter the index mix of loans in the portfolio; and

•	the volume of deposits we attract, which is influenced by competition and investment alternatives, and which directly affects the amount of LIBOR-based borrowings we must use to fund the ARM portfolio.

In the first quarter of 2006, COSI ARMs increased at a faster pace than our deposits, resulting in LIBOR-based borrowings being used to fund some COSI ARMs.

Primary Spread Influences. As discussed above, market interest rate movements are the most significant factor that affects our primary spread. The primary spread is also influenced by:

•	the shape of the yield curve (the difference between short-term and long-term interest rates) and competition in the home lending market, both of which influence the pricing of our adjustable and fixed-rate mortgage products;

•	the prices that we pay for our borrowings;

•	loan prepayment rates, which can influence the yield on our mortgage portfolio, for example when ARMs with higher yields pay off and are replaced by ARMs with lower yields; and

•	loan customer retention efforts which can result in changes to the pricing or terms of some of the Company’s mortgages.

The table below shows the primary spread, and its main components, at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 18

Yield on Interest-Earning Assets, Cost of Funds, and Primary Spread

	March 31 2006	December 31 2005	March 31 2005
Yield on loan portfolio and MBS	6.71%	6.37%	5.25%
Yield on investments	4.91	4.11	2.90

Yield on interest-earning assets	6.69	6.35	5.22

Cost of deposits	3.56	3.24	2.39
Cost of borrowings	4.78	4.37	2.89

Cost of funds	4.14	3.78	2.62

Primary spread	2.55%	2.57%	2.60%

During 2005, the Federal Reserve’s Open Market Committee raised the Federal Funds rate, a key short-term interest rate, eight times, bringing the rate up to 4.25% at December 31, 2005 as compared to 2.25% at December 31, 2004. During the first three months of 2006, the Federal Reserve’s Open Market Committee raised the Federal Funds rate two times, bringing the rate up to 4.75% at March 31, 2006. As a consequence, our cost of funds, which is related primarily to the level of short-term market interest rates, also increased. At the same time, the yield on our earning assets responded more slowly due to the ARM index lags described above.

In addition to the impact of rising short-term interest rates, our primary spread was also influenced by several other factors in the first quarter of 2006, including:

•	LIBOR-based borrowings funded a portion of our COSI ARM portfolio that, on the whole, had a lower yield than our CODI ARM portfolio;

•	higher yielding ARMs paid off and were replaced by ARMs with lower yields; and

•	the terms of some borrowers’ loans were temporarily modified to lower rates in order to retain these loans.

If these trends continue during 2006, we would expect continued pressure on the primary spread.

The following table shows the average primary spread by quarter.

TABLE 19

Average Primary Spread

	For the Quarter Ended
	Mar. 31 2006	Dec. 31 2005	Sep. 30 2005	Jun. 30 2005	Mar. 31 2005
Average primary spread	2.57%	2.61%	2.66%	2.62%	2.65%

For the five years ended March 31, 2006, which included periods of both falling and rising interest rates, our primary spread averaged 2.94%.

Repricing Gap. Mortgage portfolio lenders often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of March 31, 2006, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 20

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of March 31, 2006

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Investments	$1,939	$-0-	$-0-	$-0-	$1,939
MBS:
Adjustable rate	1,054	-0-	-0-	-0-	1,054
Fixed-rate	15	34	156	147	352
Loans receivable:
Adjustable rate	117,754	1,224	898	-0-	119,876
Fixed-rate held for investment	84	177	383	237	881
Fixed-rate held for sale	136	-0-	-0-	-0-	136
Other(b)	1,977	-0-	-0-	136	2,113

Total	$122,959	$1,435	$1,437	$520	$126,351

Interest-Bearing Liabilities:
Deposits(c)	$33,381	$25,737	$2,464	$1	$61,583
FHLB advances	37,235	86	685	503	38,509
Other borrowings	14,021	300	2,136	495	16,952
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$86,537	$26,123	$3,385	$999	$117,044

Repricing gap	$36,422	$(24,688)	$(1,948)	$(479)	$9,307

Cumulative gap	$36,422	$11,734	$9,786	$9,307

Cumulative gap as a percentage of total assets	28.6%	9.2%	7.7%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Includes primarily cash in banks and FHLB stock.

(c)	Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

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

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of March 31, 2006, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. We do not hold any derivative financial instruments for trading purposes.

The following table illustrates as of March 31, 2006, the maturities and weighted average rates for the interest rate swaps and the hedged fixed-rate senior debt.

Table 21

Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt

As of March 31, 2006

(Dollars in thousands)

	Expected Maturity Date as of March 31, 2006
	2008	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$700,000	$1,200,000	$1,900,000	$1,836,694
Weighted average interest rate	4.27%	4.39%	4.34%
Swap Contracts				$(56,380)
Weighted average interest rate paid	4.76%	4.87%	4.83%
Weighted average interest rate received	4.15%	4.19%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 5.00% at March 31, 2006. The range of floating interest rates paid on swap contracts in the first three months of 2006 was 4.48% to 4.98%. The range of fixed interest rates received on swap contracts in the first three months of 2006 was 4.09% to 4.39%.

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

Lending on Moderately Priced Properties

In our originations, we focus on high-quality loans on moderately priced properties because these properties tend to hold their values better than high-priced properties, particularly in weak housing markets. We do not emphasize lending on higher-priced properties because of concerns about greater price volatility and the larger potential loss if these loans do not perform. Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure if adverse conditions were to occur in California. The average loan size for our California one- to four-family first mortgage originations for the first three months of 2006 was approximately $355 thousand compared to $315 thousand for the same period in 2005.

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

The table also provides information about our use of primary mortgage insurance and pool mortgage insurance, which reduces the potential credit risk with respect to new loans with LTVs or CLTVs over 80%. We use primary mortgage insurance on some first mortgage loans to reimburse us for losses up to a specified percentage per loan, thereby reducing the effective LTV to below 80%. Less than 1% of our 2006 and 2005 first mortgage originations with LTVs above 80% did not have mortgage insurance, and most of these uninsured loans had original LTVs below 85%. We carry pool mortgage insurance on most ELOCs and most fixed-rate seconds held for investment when the CLTV exceeds 80% at origination. For ELOCs the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the aggregate of the highest balance of each loan originally in the pool. For fixed-rate seconds the cumulative losses covered by this pool mortgage insurance are limited to 10% or 20% of the original balance of each insured pool. As loans in a pool pay off, the effective coverage for the remaining loans in the pool may exceed 10% or 20%.

TABLE 22

Mortgage Originations by

LTV or CLTV Bands

(Dollars in Millions)

	Three Months Ended March 31
	2006		2005
	$ Volume	% of Total	$ Volume	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$1,950	16.9%	$1,839	16.5%
60.01% to 70.00%	2,809	24.3	2,727	24.4
70.01% to 80.00%	5,615	48.5	5,724	51.2

Subtotal	10,374	89.7	10,290	92.1

80.01% to 85.00%:
With mortgage insurance	1.0		1.0
With no mortgage insurance	65.6		27.3

Subtotal	66.6		28.3

85.01% to 90.00%:
With mortgage insurance	2.0		3.0
With no mortgage insurance	0.0		0.0

Subtotal	2.0		3.0

Greater than 90.00%:
With mortgage insurance	2.0		5.0
With no mortgage insurance	0.0		0.0

Subtotal	2.0		5.0

Total first mortgage LTVs	10,444	90.3	10,326	92.4

First and second mortgage CLTVs: (a)
At or below 80.00%:
60.00% or less	203	1.8	101.9
60.01% to 70.00%	136	1.2	83.8
70.01% to 80.00%	144	1.2	81.7

Subtotal	483	4.2	265	2.4

80.01% to 85.00%:
With pool insurance on seconds	78.7		70.6
With no pool insurance	0.0		0.0

Subtotal	78.7		70.6

85.01% to 90.00%:
With pool insurance on seconds	539	4.6	510	4.6
With no pool insurance	1.0		2.0

Subtotal	540	4.6	512	4.6

Greater than 90.00%:
With pool insurance on seconds	21.2		2.0
With no pool insurance	0.0		0.0

Subtotal	21.2		2.0

Total first and second CLTVs	1,122	9.7	849	7.6

Total originations by LTV & CLTV bands	$11,566	100.0%	$11,175	100.0%

(a)	The CLTV calculation excludes any unused portion of a line of credit.

The table below provides additional LTV and CLTV detail about our portfolio. Most of the loans in our mortgage portfolio have LTVs or CLTVs at or below 80%, and we have only a small number of loans with LTVs or CLTVs above 90%. Most first mortgage loans with LTVs above 90% have primary mortgage insurance. The table also shows that we generally maintain pool insurance for first and second loans with CLTVs above 80%, and that the limited balance of loans with CLTVs above 90% are almost all insured. Most of the uninsured first mortgages with LTVs between 80.01% and 85% were originated with LTVs at or below 80% and subsequently increased above 80% due to deferred interest; at March 31, 2006, the weighted average LTV of these loans was 80.9%. At March 31, 2006 and 2005, the aggregate average of LTVs and CLTVs on the loans in portfolio was 68%.

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

TABLE 23

Mortgage Portfolio Balance by

LTV or CLTV Bands (a)

(Dollars in Millions)

	March 31, 2006		December 31, 2005		March 31, 2005
	Balance	% of Total	Balance	% of Total	Balance	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$22,156	18.4%	$21,786	18.6%	$19,869	18.8%
60.01% to 70.00%	23,334	19.4	23,234	19.8	22,129	21.0
70.01% to 80.00%	40,535	33.7	40,549	34.5	39,208	37.1

Subtotal	86,025	71.5	85,569	72.9	81,206	76.9

80.01% to 85.00%:
With mortgage insurance	67.1		71.1		78.1
With no mortgage insurance	14,936	12.4	13,072	11.1	6,688	6.3

Subtotal	15,003	12.5	13,143	11.2	6,766	6.4

85.01% to 90.00%:
With mortgage insurance	169.2		171.2		173.2
With no mortgage insurance	26.0		25.0		23.0

Subtotal	195.2		196.2		196.2

Greater than 90.00%:
With mortgage insurance	95.1		114.1		186.2
With no mortgage insurance	24.0		23.0		29.0

Subtotal	119.1		137.1		215.2

Total first mortgage LTVs	101,342	84.3	99,045	84.4	88,383	83.7

First and second mortgage CLTVs: (b)
At or below 80.00%:
60.00% or less	4,821	4.0	4,569	3.9	3,593	3.4
60.01% to 70.00%	3,520	2.9	3,390	2.9	2,981	2.8
70.01% to 80.00%	4,323	3.6	4,214	3.6	4,135	3.9

Subtotal	12,664	10.5	12,173	10.4	10,709	10.1

80.01% to 85.00%:
With pool insurance on seconds	778.7		795.7		967.9
With no pool insurance	536.4		423.3		308.3

Subtotal	1,314	1.1	1,218	1.0	1,275	1.2

85.01% to 90.00%:
With pool insurance on seconds	2,550	2.1	2,782	2.4	4,192	4.0
With no pool insurance	15.0		14.0		25.0

Subtotal	2,565	2.1	2,796	2.4	4,217	4.0

Greater than 90.00%:
With pool insurance on seconds	2,378	2.0	2,123	1.8	978	1.0
With no pool insurance	11.0		11.0		16.0

Subtotal	2,389	2.0	2,134	1.8	994	1.0

Total first and second CLTVs	18,932	15.7	18,321	15.6	17,195	16.3

Total portfolio by LTV and CLTV bands (c)	$120,274	100.0%	$117,366	100.0%	$105,578	100.0%

(a)	The mortgage portfolio balances include deferred interest.

(b)	The CLTV calculation excludes any unused portion of a line of credit.

(c)	The total portfolio figures exclude loans on deposits, loans in process, net deferred loan costs, allowance for loans losses, and other miscellaneous premiums and discounts.

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

Close Monitoring of the Loan Portfolio

In addition to the steps we take to manage credit risk when loans are first originated, we also actively monitor our loan portfolio. In doing so, our objective is to detect any credit risk issues early so we can mitigate risks in the portfolio and also can revise terms for new originations. For example, we do the following:

•	conduct periodic loan reviews;

•	analyze market trends in lending territories and appropriately adjust loan terms, such as required original LTV or CLTV ratios;

•	review loans that become nonperforming assets to evaluate if there were detectable signs we should incorporate into the training of underwriting and appraisal staff;

•	identify segments of the portfolio that might have more vulnerability to credit risk, either because of geography, LTV or CLTV ratio, credit score, or a combination of these and other factors; and

•	work with customers who may present potential risks, either now or in the future, and offer them counseling or other programs to try to reduce the potential for future problems.

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

In addition, as discussed above under “The Loan Portfolio – Structural Features of our ARMs,” we have structured our loans to try to reduce the potential credit risk that might result from a significant early increase in a borrower’s payment. In particular, most of our loans are scheduled to have a payment change without respect to any annual limit in order to reamortize the loan over its remaining life at the end of the tenth year or when the loan balance reaches 125% of the original amount. We term this reamortization a “recast.” Historically, most loans in our portfolio have paid off before the loan’s payment is recast.

The following table shows the amount of deferred interest in the loan portfolio at March 31, 2006 by LTV and CLTV and year of origination. The table shows that much of the deferred interest in the portfolio is in loans that we believe have limited credit risk, such as loans with LTVs or CLTVs at or below 80%. Based on published industry data, we also believe many of the properties securing the loans we originated prior to 2005 have experienced price appreciation.

TABLE 24

Deferred Interest in the Loan Portfolio

by LTV/CLTV Bands and Year of Origination

As of March 31, 2006

(Dollars in Thousands)

	Year of Origination (a)
	2006	2005	2004	2003 and Prior	Total
Deferred interest balance by LTV/CLTV (b)
At or below 80.00%
60.00% or less	$1,117	$38,998	$34,153	$11,776	$86,044
60.01% to 70.00%	1,581	54,831	44,953	12,875	114,240
70.01% to 80.00%	2,865	123,681	104,698	29,229	260,473

Subtotal	5,563	217,510	183,804	53,880	460,757

80.01% to 85.00%	1,748	87,156	72,219	16,577	177,700
85.01% to 90.00%	85	3,724	3,538	1,387	8,734
Greater than 90.00% (c)	158	9,439	7,208	1,719	18,524

Total deferred interest	$7,554	$317,829	$266,769	$73,563	$665,715

(a)	The first lien’s origination year is used in this table if a second lien has a different origination year from the associated first lien.

(b)	First mortgage LTVs and first and second mortgage CLTVs are both included in this table. These calculations rarely take into account any changes in property value since the time of origination.

(c)	Approximately 99% of this deferred interest is on loans covered by primary mortgage or pool insurance.

The aggregate amount of deferred interest in the loan portfolio amounted to $666 million, $449 million, and $90 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Deferred interest amounted to less than .55% of the total loan portfolio on those dates. Deferred interest levels increased primarily because the balance of ARM loans in our portfolio increased by $44 billion since 2003, the indexes on our ARMs increased, the minimum payment on most new and many existing loans was less than the interest due, and many borrowers made monthly payments that were lower than the amount of interest due. We do not believe the aggregate amount of deferred interest in the portfolio is a principal indicator of credit risk exposure. Nonetheless, we carefully monitor the payment behavior and performance of all loans with deferred interest.

Based on our 25-year track record with ARM loans that have the potential for deferred interest, together with our underwriting and appraisal processes, we believe we can manage incremental credit risk that may be associated with loans with deferred interest. We continually analyze the portfolio and market trends to try to detect issues early enough so we can minimize future credit losses. As short-term interest rates have risen, we increased the minimum payment allowable on many of our new originations because the discount between the minimum payment and the fully-indexed payment affects the amount of deferred interest loans incur and could affect the loans’ potential credit risk.

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

Our credit risk management practices have enabled us to have low NPAs and TDRs throughout our history. However, even by our standards, NPAs and TDRs have been unusually low in recent years. Although we believe that our lending practices have historically been the primary contributor to our low NPAs and TDRs, the sustained period of low interest rates and rapid home price appreciation during the past several years contributed to the low level of NPAs and TDRs. It is unlikely that such historically low levels of NPAs and TDRs will continue indefinitely. As the table below shows, there has been an increase in NPAs during the past year.

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at March 31, 2006, December 31, 2005, and March 31, 2005.

TABLE 25

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	March 31 2006	December 31 2005	March 31 2005
Nonaccrual loans	$426,480	$373,671	$342,394
Foreclosed real estate	10,408	8,682	10,840

Total nonperforming assets	$436,888	$382,353	$353,234

TDRs	$123	$124	$3,121

Ratio of NPAs to total assets	.34%	.31%	.31%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.34%	.31%	.32%

The following tables set forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at March 31, 2006.

TABLE 26

Nonperforming Assets by State

March 31, 2006

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)
	Residential Real Estate		Commercial Real	Residential Real Estate		Total	NPAs as a% of
State	1 – 4	5+	Estate	1 - 4	5+	NPAs	Loans
Northern California	$113,670	$-0-	$-0-	$-0-	$-0-	$113,670.28%
Southern California	68,991	257	45	334	-0-		69,627.21

	182,661	257	45	334	-0-		183,297.25
Florida	23,615	-0-	-0-	310	-0-		23,925.27
New Jersey	23,904	-0-	-0-	71	-0-		23,975.43
Texas	40,684	-0-	-0-	6,260	-0-	46,944	1.38
Illinois	18,925	160	-0-	96	-0-		19,181.65
Virginia	3,261	-0-	-0-	-0-	-0-		3,261.12
Washington	11,678	-0-	-0-	-0-	-0-		11,678.46
Arizona	2,399	-0-	-0-	-0-	-0-		2,399.10
Other states(c)	116,837	2,054	-0-	3,337	-0-		122,228.68

Totals	$423,964	$2,471	$45	$10,408	$-0-	$436,888.36%

(a)	Nonaccrual loans are loans that are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans at March 31, 2006.

TABLE 27

Nonperforming Assets by State

March 31, 2005

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			FRE
	Residential Real Estate		Commercial Real	Residential Real Estate		Total	NPAs as a % of
State	1 – 4	5+	Estate	1 - 4	5+	NPAs	Loans
Northern California	$95,867	$-0-	$-0-	$907	$-0-	$96,774.26%
Southern California	49,677	47	104	-0-	-0-		49,828.17

	145,544	47	104	907	-0-		146,602.22
Florida	23,845	-0-	-0-	-0-	-0-		23,845.37
New Jersey	20,083	-0-	-0-	101	-0-		20,184.43
Texas	37,877	-0-	-0-	5,221	-0-	43,098	1.27
Illinois	14,801	-0-	-0-	129	-0-		14,930.54
Virginia	1,523	-0-	-0-	-0-	-0-		1,523.07
Washington	10,171	-0-	-0-	-0-	-0-		10,171.43
Arizona	4,030	-0-	-0-	-0-	-0-		4,030.24
Other states(c)	84,176	193	-0-	4,482	-0-		88,851.56

Totals	$342,050	$240	$104	$10,840	$-0-	$353,234.33%

(a)	Nonaccrual loans are loans that are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans at March 31, 2006.

The low balance of NPAs at March 31, 2006, although still indicative of a strong economy, increased from March 31, 2005, reflecting both the growth of the loan portfolio and some initial signs of moderation in various housing markets. In particular, rising interest rates in general and high home prices in some regions have somewhat reduced demand for home purchases, leading to lower rates of home value appreciation in some markets and flat to declining prices in others. Should demand continue to weaken, we could see further increases in our level of NPAs. Relatively high levels of NPAs persist in Texas due to weakness in certain residential lending markets. Other states included in the March 31, 2006 table above with ratios of NPAs as a percentage of loans over 1.00% were Indiana, Ohio, Michigan, Wisconsin, Minnesota, and North Carolina. The aggregate amount of NPAs in those states was $48 million or 1.55% of total outstanding loans in those states at March 31, 2006. We closely monitor all delinquencies and take appropriate steps to protect our interests. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to $3.4 million for the three months ended March 31, 2006, compared to $1.3 million for the first quarter of 2005.

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

The table below shows the changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

TABLE 28

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Beginning allowance for loan losses	$295,859	$290,110
Provision for losses	4,293	884
Loans charged off	(1,411)	(1,226)
Recoveries	1,224	424

Ending allowance for loan losses	$299,965	$290,192

Annualized ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.01%	.00%

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity	.25%	.27%

Ratio of allowance for loan losses to NPAs	68.7%	82.2%

The provision for loan losses reflected the increase in nonperforming assets.

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for the three months ended March 31, 2006 and 2005.

TABLE 29

Selected Financial Results

(Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Interest income	$2,019,385	$1,364,294
Interest expense	1,136,319	606,921

Net interest income	883,066	757,373
Provision for loan losses	4,293	884
Noninterest income	36,584	29,804
General and administrative expenses	271,287	224,239
Taxes on income	253,124	213,804

Net earnings	$390,946	$348,250

Average earning assets	$124,364,450	$108,489,822
Average primary spread	2.57%	2.65%

Net Interest Income

The largest component of our revenue and earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Long-term growth of our net interest income, and hence earnings, is related to the ability to expand the mortgage portfolio, our primary earning asset, by originating and retaining high-quality adjustable rate mortgages. In the short term, however, net interest income can be influenced by business conditions, especially movements in short-term interest rates and changes in the ARM index mix.

The 17% increase in net interest income in the first three months of 2006 compared with the prior year resulted primarily from the growth in the loan portfolio, our principal earning asset. Between March 31, 2006 and March 31, 2005, our earning asset balance increased by $15 billion or 13%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales. Partially offsetting the benefit to net interest income of a larger average earning asset balance in the first quarter of 2006 was a decrease in our average primary spread, which is the monthly average of the month end difference between the yield on loans and other investments and the rate paid on deposits and borrowings. The primary spread is discussed under “Management of Interest Rate Risk - Asset/Liability Management.”

TABLE 30

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$119,940,709	6.59%	6.71%	$104,311,027	5.13%	5.25%
Investments	1,642,680	5.08	4.91 (c)	1,569,104	2.99	2.90 (c)
Invest. in capital stock of FHLBs	1,868,596	4.82	n/a (d)	1,627,567	3.85	n/a (d)

Earning assets	$123,451,985	6.54%	6.69%	$107,507,698	5.08%	5.22%

LIABILITIES
Deposits:
Checking accounts	$4,678,119	1.72%	1.69%	$5,147,670	1.33%	1.32%
Savings accounts (e)	13,356,946	2.29	2.44	28,086,093	1.92	1.91
Term accounts	42,648,932	3.90	4.10	20,466,834	2.86	3.02

Total deposits	60,683,997	3.38	3.56	53,700,597	2.22	2.39
Advances from FHLBs	38,285,504	4.49	4.75	35,072,030	2.55	2.83
Reverse repurchases	5,518,625	4.52	4.75	3,963,806	2.55	2.80
Other borrowings (f)	11,359,862	4.66	4.93	8,181,564	2.94	3.19

Interest-bearing liabilities	$115,847,988	3.92%	4.14%	$100,917,997	2.41%	2.62%

Average net yield		2.62%			2.67%

Primary Spread			2.55%			2.60%

Net interest income	$883,066			$757,373

Net yield on average earning assets (g)		2.86%			2.82%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (loans that are 90 days or more past due).

(c)	Freddie Mac stock pays dividends; no end of period interest yield applies.

(d)	FHLB stock pays dividends; no end of period interest yield applies.

(e)	Includes money market deposit accounts and passbook accounts.

(f)	As of March 31, 2006, the Company had entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. The effect of the interest rate swaps is reflected in the average yield and end of period yield.

(g)	Net interest income divided by daily average of earning assets.

Noninterest Income

Noninterest income for the first quarter of 2006 was comparable to the amount reported in the same period in 2005.

General and Administrative Expenses

G&A expenses increased by 21% in the first quarter of 2006 due primarily to the continued investment in resources, mainly personnel, to support future growth. In addition, as a result of adopting SFAS 123R on January 1, 2006, the Company recognized $3.6 million of stock option expense in salary expense for the three months ended March 31, 2006.

G&A as a percentage of average assets (the “G&A ratio”) on an annualized basis was .86% for the first quarter of 2006 compared to .82% for the same period in 2005. The G&A ratio was higher in the first quarter of 2006 as compared to the same period in 2005 because average assets grew slower than the growth in G&A expense and because of the stock option expense recognized in 2006 as noted above. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 29.50% for the first quarter of 2006 compared to 28.49% for the first quarter of 2005.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 39.3% for the first quarter of 2006 compared to 38.0% for the comparable periods in 2005. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and to a much smaller extent purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to Golden West. The principal liquidity needs of Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses. At March 31, 2006, December 31, 2005, and March 31, 2005, Golden West’s total cash and investments amounted to $1.0 billion, $1.0 billion, and $846 million, respectively.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of March 31, 2006, WSB maintained approximately $9.9 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of March 31, 2006, WSB, our primary subsidiary, had credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $9.0 billion, $8.7 billion, and $7.6 billion at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $372 million during the first three months of 2006 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Stockholders’ equity increased by $305 million during the first three months of 2005 as a result of net earnings partially offset by the decreased market values of securities available for sale and the payment of quarterly dividends to stockholders. Our stockholders’ equity to total asset ratio was 7.09%, 6.96%, and 6.73% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

Uses of Capital

As in prior years, we retained most of our earnings in the first quarter of 2006. The 17% annualized growth in our net worth for the first three months of 2006 allowed us to support the substantial growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue.

In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares. Unless modified or revoked by the Board of Directors, the 2001 authorization does not expire. We did not purchase any shares of Golden West common stock in 2006. As of March 31, 2006, 17,671,358 shares remained available for purchase under the stock purchase program that our Board of Directors authorized. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note R to the Notes to Consolidated Financial Statements included in the Form 10-K. As of March 31, 2006, the date of the most recent report to the Office of Thrift Supervision, WSB and WTX were considered “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that date that we believe would have an impact on the “well-capitalized”

categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at March 31, 2006 and 2005.

TABLE 31

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

March 31, 2006

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$8,787,593	6.94%	$1,899,313	1.50%	—	—
Tier 1 (core or leverage)	8,787,593	6.94	5,064,834	4.00	$6,331,043	5.00%
Tier 1 risk-based	8,787,593	12.88	—	—	4,094,382	6.00
Total risk-based	9,079,164	13.30	5,459,176	8.00	6,823,971	10.00
WTX
Tangible	$755,627	5.67%	$199,804	1.50%	—	—
Tier 1 (core or leverage)	755,627	5.67	533,051	4.00	$666,314	5.00%
Tier 1 risk-based	755,627	24.63	—	—	184,038	6.00
Total risk-based	758,655	24.73	245,384	8.00	306,731	10.00

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Like other mortgage lenders and in the ordinary course of our business, we engage in financial transactions that are not recorded on the balance sheet. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations, see “Off-Balance Sheet Arrangements and Contractual Obligations” in the Company’s 2005 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND USES OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events, including interest rate levels and repayments. These estimates and assumptions affect the amounts reported in the financial statements. Management reviews and approves our significant accounting policies on a quarterly basis and discusses them with the Audit Committee at least annually. The policy regarding the determination of our allowance for loan losses is our most critical accounting policy and is described in “Critical Accounting Policies and Uses of Estimates” and in Note A to the Consolidated Financial Statements of the Company’s 2005 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This Statement will be effective for fiscal years beginning after September 15, 2006, but early adoption is permitted. The Company is evaluating the two subsequent measurement methods. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB statement No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Please refer to NOTE C – Stock Options under Item 1 above for detail. FASB Staff Position (FSP) SFAS 123R, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides a practical transition election related to accounting for the tax effects of share-based payments to employees. The Company elected to adopt the transition method described in the FSP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 31 through 32. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment experience. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at March 31, 2006, a 200 basis point rate increase sustained over a thirty-six month period would temporarily reduce our primary spread, but would not adversely affect our long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

No changes were made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter ended March 31, 2006.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 3, 2006. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

	For	Against
1. The election of three directors are set forth below:
Maryellen C. Herringer	281,986,708	2,463,962
Kenneth T. Rosen	281,316,137	3,134,533
Herbert M. Sandler	281,128,742	3,321,928

	For	Against	Abstain
2. Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2006	281,818,931	1,395,674	1,236,065

Each of the following directors who were not up for re-election at the annual meeting of shareholders will continue to serve as directors: Jerry Gitt, Antonia Hernandez, Bernard Osher, Patricia A. King, Marion O. Sandler, and Leslie Tang Schilling.

ITEM 5.	OTHER INFORMATION

On January 23, 2006, pursuant to Section 10A of the Securities Exchange Act of 1934, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to perform auditing services and certain non-audit services for the Company for the year ended December 31, 2006. The non-audit services include tax compliance and planning, reviews of Federal and California tax returns, and the licensing of software for enterprise zone credit determinations.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3 (a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2004.

3 (b)	By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (file No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Gary R. Bradley is incorporated by reference to Exhibit 10 (e) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2005.

10 (f)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (g)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended March 31, 2003.

10 (h)	2005 Stock Incentive Plan is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement and Schedule 14A, filed on March 11, 2005, for the Company’s 2005 Annual Meeting of Stockholders. The Form of Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan is incorporated by reference to the 8-K filed on October 25, 2005.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: May 9, 2006	/s/ Russell W. Kettell
Russell W. Kettell
President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan
Group Senior Vice President and Chief Accounting Officer