Form 10-Q
period 2006-06-30
GOLDEN WEST FINANCIAL CORP /DE/
filed 2006-08-03
CIK 42293

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006:

Common Stock — 309,071,199 shares.

GOLDEN WEST FINANCIAL CORPORATION

INDEX OF TABLES

Page
Selected Financial Data
Financial Highlights (Table 1)	16
Asset, Liability, and Equity Components as Percentages of the Total Balance Sheet (Table 2)	18
Selected Financial Results (Table 28)	47
Loan Portfolio
Balance of Loans Receivable and MBS by Component (Table 3)	19
Loan Originations and Repayments (Table 4)	19
Equity Lines of Credit and Fixed-Rate Second Mortgages (Table 5)	20
Net Deferred Loan Costs (Table 6)	21
Loan Originations by State (Table 7)	21
Loan Portfolio by State (June 30, 2006) (Table 8)	22
Loan Portfolio by State (June 30, 2005) (Table 9)	23
ARM Originations by Index (Table 10)	24
ARM Portfolio by Index (Table 11)	25
Mortgage Originations by LTV or CLTV Bands (Table 21)	38
Mortgage Portfolio Balance by LTV or CLTV Bands (Table 22)	40
Deferred Interest in the Loan Portfolio by LTV/CLTV Bands and Year of Origination (Table 23)	42
Management of Credit Risk
Nonperforming Assets and Troubled Debt Restructured (Table 24)	43
Nonperforming Assets by State (June 30, 2006) (Table 25)	43
Nonperforming Assets by State (June 30, 2005) (Table 26)	44
Changes in Allowance for Loan Losses (Table 27)	45
Asset / Liability Management
Summary of Key ARM Indexes (Table 16)	32
Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Net Interest Margin (Table 17)	33
Federal Funds Rate, Golden West’s Net Interest Margin, ARM Indexes and Liability Costs (Table 18)	34
Repricing of Earning Assets and Interest-Bearing Liabilities, Repricing Gaps, and Gap Ratios (Table 19)	35
Average Earning Assets and Interest-Bearing Liabilities (Three Months Ended June 30) (Table 29)	48
Average Earning Assets and Interest-Bearing Liabilities (Six Months Ended June 30) (Table 30)	49
Deposits
Deposits (Table 15)	29
Borrowings
Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt (Table 20)	36
Regulatory Capital
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (June 30, 2006) (Table 31)	52
Regulatory Capital Ratios, Minimum Capital Requirements, and Well-Capitalized Capital Requirements (June 30, 2005) (Table 32)	52
Other
Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Other Investments (Table 12)	27
Securities Available for Sale (Table 13)	27
Capitalized Mortgage Servicing Rights (Table 14)	28

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

Golden West Financial Corporation

Consolidated Statement of Financial Condition

(Unaudited)

(Dollars in thousands)

	June 30 2006	December 31 2005	June 30 2005
Assets
Cash	$296,595	$518,161	$301,269
Federal funds sold, securities purchased under agreement to resell, and other investments	1,524,581	1,321,626	1,091,702
Securities available for sale, at fair value	336,848	382,499	590,848
Purchased mortgage-backed securities available for sale, at fair value	10,131	11,781	13,665
Purchased mortgage-backed securities held to maturity, at cost	278,564	303,703	338,659
Mortgage-backed securities with recourse held to maturity, at cost	1,036,197	1,168,480	1,346,080
Loans receivable:
Loans held for sale	152,439	83,365	48,636
Loans held for investment less allowance for loan losses	122,040,539	117,798,600	110,999,190

Total Loans Receivable	122,192,978	117,881,965	111,047,826
Interest earned but uncollected	452,807	392,303	319,264
Investment in capital stock of Federal Home Loan Banks	1,917,927	1,857,580	1,688,661
Foreclosed real estate	10,765	8,682	8,769
Premises and equipment, net	408,405	403,084	403,121
Other assets	339,829	365,299	335,814

Total Assets	$128,805,627	$124,615,163	$117,485,678

Liabilities and Stockholders’ Equity
Deposits	$62,234,341	$60,158,319	$59,226,140
Advances from Federal Home Loan Banks	38,447,298	38,961,165	35,755,870
Securities sold under agreements to repurchase	5,600,000	5,000,000	4,450,000
Bank notes	2,182,961	2,393,951	2,232,955
Senior debt	9,563,956	8,194,266	6,736,979
Taxes on income	612,175	547,653	594,348
Other liabilities	752,105	688,844	552,943
Stockholders’ equity	9,412,791	8,670,965	7,936,443

Total Liabilities and Stockholders’ Equity	$128,805,627	$124,615,163	$117,485,678

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Net Earnings

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest Income:
Interest on loans	$2,099,570	$1,488,220	$4,054,155	$2,799,561
Interest on mortgage-backed securities	21,093	23,188	42,483	48,728
Interest and dividends on investments	44,393	28,745	87,803	56,158

	2,165,056	1,540,153	4,184,441	2,904,447
Interest Expense:
Interest on deposits	573,022	365,029	1,085,041	663,347
Interest on advances	471,296	273,911	900,752	497,179
Interest on repurchase agreements	73,512	33,690	135,896	58,954
Interest on other borrowings	157,772	72,007	290,232	132,078

	1,275,602	744,637	2,411,921	1,351,558

Net Interest Income	889,454	795,516	1,772,520	1,552,889
Provision for loan losses	2,758	1,807	7,051	2,691

Net Interest Income after Provision for Loan Losses	886,696	793,709	1,765,469	1,550,198
Noninterest Income:
Fees	18,536	14,244	31,495	25,357
Gain on the sale of securities and loans	3,073	1,847	5,256	3,605
Other	21,851	20,043	43,293	36,976

	43,460	36,134	80,044	65,938
Noninterest Expense:
General and administrative:
Personnel	196,393	159,791	389,382	311,622
Occupancy	25,521	22,568	50,089	44,793
Technology and telecommunications	26,542	23,252	50,235	44,674
Deposit insurance	1,916	1,869	3,841	3,724
Advertising	8,335	7,045	14,848	14,585
Other	27,963	24,049	49,562	43,415

	286,670	238,574	557,957	462,813
Earnings before Taxes on Income	643,486	591,269	1,287,556	1,153,323
Taxes on income	253,108	230,840	506,232	444,644

Net Earnings	$390,378	$360,429	$781,324	$708,679

Basic Earnings Per Share	$1.26	$1.17	$2.53	$2.31

Diluted Earnings Per Share	$1.25	$1.16	$2.50	$2.28

Dividends declared per common share	$.08	$.06	$.16	$.12

Average common shares outstanding	308,736,887	307,440,730	308,568,145	307,152,495
Average diluted common shares outstanding	312,072,356	311,770,849	311,944,103	311,469,354

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Cash Flows from Operating Activities:
Net earnings	$390,378	$360,429	$781,324	$708,679
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,758	1,807	7,051	2,691
Amortization of net deferred loan costs	110,925	80,904	205,078	140,719
Depreciation and amortization	14,107	13,146	28,042	26,142
Loans originated for sale	(94,156)	(59,857)	(177,541)	(113,176)
Sales of loans	329,581	98,006	525,222	189,120
Increase in interest earned but uncollected	(31,587)	(29,659)	(58,158)	(68,298)
Increase in deferred interest	(248,793)	(70,029)	(465,692)	(105,585)
Federal Home Loan Bank stock dividends	(24,014)	(17,261)	(46,542)	(32,926)
Decrease (increase) in other assets	7,543	29,820	25,470	(714)
Increase (decrease) in other liabilities	42,979	(104,904)	33,060	149,570
Increase (decrease) in taxes on income	(150,420)	(140,676)	82,842	50,452
Other, net	3,053	320	8,239	(25)

Net cash provided by operating activities	352,354	162,046	948,395	946,649
Cash Flows from Investing Activities:
New loan activity:
New real estate loans originated for portfolio	(11,597,057)	(13,393,126)	(23,079,664)	(24,514,544)
Real estate loans purchased	(255)	(458)	(483)	(626)
Other, net	(276,736)	(124,883)	(621,875)	(213,978)

	(11,874,048)	(13,518,467)	(23,702,022)	(24,729,148)
Real estate loan principal repayments	10,466,607	8,095,020	19,281,062	14,280,514
Repayments of mortgage-backed securities	77,918	112,371	152,704	240,981
Proceeds from sales of foreclosed real estate	11,580	12,069	21,341	23,318
Decrease (increase) in federal funds sold, securities purchased under agreements to resell, and other investments	54,552	583,212	(202,955)	(155,349)
Decrease (increase) in securities available for sale	1,977	(199,997)	1,348	(199,694)
Purchases of Federal Home Loan Bank stock	(6,827)	-0-	(16,151)	(95,352)
Additions to premises and equipment	(13,139)	(18,161)	(33,919)	(38,224)

Net cash used in investing activities	(1,281,380)	(4,933,953)	(4,498,592)	(10,672,954)

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Cash Flows (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Cash Flows from Financing Activities:
Net increase in deposits	$651,117	$3,632,875	$2,076,022	$6,260,829
Additions to Federal Home Loan Bank advances	3,150,000	2,505,000	5,708,000	6,855,000
Repayments of Federal Home Loan Bank advances	(3,211,634)	(2,260,886)	(6,221,867)	(4,881,025)
Proceeds from agreements to repurchase securities	3,000,000	2,300,000	6,400,000	4,300,000
Repayments of agreements to repurchase securities	(3,300,000)	(1,900,000)	(5,800,000)	(3,750,000)
Decrease in bank notes	(793,955)	(252,981)	(210,990)	(476,940)
Net proceeds from senior debt	1,498,250	748,875	2,096,450	1,446,009
Repayments of senior debt	-0-	-0-	(700,000)	-0-
Dividends on common stock	(24,697)	(18,440)	(49,372)	(36,854)
Proceeds from the exercise of stock options	6,472	7,126	15,052	18,134
Excess tax benefits from stock option exercises	7,572	-0-	15,336	-0-

Net cash provided by financing activities	983,125	4,761,569	3,328,631	9,735,153

Net Increase (Decrease) in Cash	54,099	(10,338)	(221,566)	8,848
Cash at beginning of period	242,496	311,607	518,161	292,421

Cash at end of period	$296,595	$301,269	$296,595	$301,269

Supplemental cash flow information:
Cash paid for:
Interest	$1,272,752	$733,351	$2,395,988	$1,301,228
Income taxes	395,954	371,517	408,858	394,193
Cash received for interest and dividends	1,860,662	1,472,329	3,614,049	2,697,638
Noncash investing activities:
Loans receivable and loans underlying mortgage-backed securities converted from adjustable rate to fixed-rate	295,912	52,065	479,748	79,700
Loans transferred to foreclosed real estate	12,003	9,763	23,833	20,168
Loans securitized into mortgage-backed securities with recourse recorded as loans receivable	4,043,081	6,955,757	8,613,123	8,105,725
Mortgage-backed securities held to maturity desecuritized into adjustable rate loans and recorded as loans receivable	-0-	-0-	-0-	163,416
Loans transferred to held for investment from loans held for sale	13,579	3,912	16,052	5,928

See notes to consolidated financial statements.

Golden West Financial Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2006
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	308,041,776	$30,804	$338,997	$8,077,466	$223,698	$8,670,965
Net earnings		-0-	-0-	781,324	-0-	781,324
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(28,639)	(28,639)

Comprehensive income						752,685
Stock-based compensation		-0-	8,125	-0-	-0-	8,125
Common stock issued upon exercise of stock options, including tax benefits	897,973	90	30,298	-0-	-0-	30,388
Cash dividends on common stock		-0-	-0-	(49,372)	-0-	(49,372)

Balance at June 30, 2006	308,939,749	$30,894	$377,420	$8,809,418	$195,059	$9,412,791

	Six Months Ended June 30, 2005
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	306,524,716	$30,652	$263,770	$6,728,998	$251,456	$7,274,876
Net earnings		-0-	-0-	708,679	-0-	708,679
Change in unrealized gains on securities available for sale		-0-	-0-	-0-	(28,392)	(28,392)

Comprehensive income						680,287
Common stock issued upon exercise of stock options, including tax benefits	1,236,110	124	18,010	-0-	-0-	18,134
Cash dividends on common stock		-0-	-0-	(36,854)	-0-	(36,854)

Balance at June 30, 2005	307,760,826	$30,776	$281,780	$7,400,823	$223,064	$7,936,443

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

Principles of Consolidation

The Company’s consolidated financial statements, including World Savings Bank, FSB (WSB) and World Savings Bank, FSB (Texas) (WTX), for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for such three- and six-month periods have been included. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. Specifically, prepayment fees and late charges received on the Company’s loan portfolio were reclassified on the Consolidated Statement of Net Earnings from “Noninterest Income – Fees” to “Interest Income – Interest on loans” and “Interest Income – Interest on mortgage-backed securities.” As a result of these reclassifications, net interest income increased by $76 million and $129 million for the second quarter and six months ended June 30, 2005 and noninterest income decreased by the same amounts for those periods. For the second quarter and six months ended June 30, 2006, $98 million and $182 million, respectively, of prepayment fees and late charges were included in interest income. These reclassifications had no effect on “Net Earnings.” Prepayment fees and late charges on loans that the Company services for others continue to be reported in “Noninterest Income – Fees.”

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

NOTE B – Earnings Per Share

The Company calculates Basic Earnings Per Share (EPS) and Diluted EPS in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). The following is a summary of the calculation of basic and diluted EPS.

Computation of Basic and Diluted Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings	$390,378	$360,429	$781,324	$708,679

Average common shares outstanding	308,736,887	307,440,730	308,568,145	307,152,495
Dilutive effect of outstanding common stock equivalents	3,335,469	4,330,119	3,375,958	4,316,859

Average diluted common shares outstanding	312,072,356	311,770,849	311,944,103	311,469,354

Basic earnings per share	$1.26	$1.17	$2.53	$2.31
Diluted earnings per share	$1.25	$1.16	$2.50	$2.28

NOTE C – Stock Options

The Company’s shareholder-approved 1996 Stock Option Plan authorized the issuance of up to 42 million shares of the Company’s common stock for non-qualified and incentive stock option grants to key employees. The 1996 Stock Option Plan expired on February 1, 2006, after which no further options may be granted under this Plan.

The Company’s shareholder-approved 2005 Stock Incentive Plan was effective on April 27, 2005. The 2005 Stock Incentive Plan authorizes the issuance of up to 25 million shares of the Company’s common stock for awards to key employees of non-qualified and incentive stock options, restricted stock, stock units, and stock appreciation rights. At June 30, 2006, all 25 million shares authorized under the 2005 Stock Incentive Plan were available for awards.

The exercise price for all non-qualified and incentive stock options granted under the 1996 Stock Option Plan was set at fair market value as of the date of grant. The outstanding options under the 1996 Stock

Option Plan provide for vesting after two to five years, after which time the vested options may be exercised at any time until ten years after the date of grant.

Outstanding options at June 30, 2006, were held by 661 employees and had expiration dates ranging from December 9, 2007 to January 30, 2016. A summary of the transactions follows.

Options Outstanding

(Dollars in thousands except per share figures)

(Unaudited)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2005	10,262,688	$33.24
Granted	2,000	70.90
Exercised	(897,973)	16.69
Forfeited or expired	(49,200)	49.03

Outstanding, June 30, 2006	9,317,515	$34.76	5.89 years	$367,506

Vested, June 30, 2006	4,458,115	$17.43	3.71 years	$253,089

Nonvested, June 30, 2006	4,859,400	$50.65

Vested or expected to vest, June 30, 2006	9,317,515	$34.76	5.89 years	$367,506

All vested options are exercisable. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $48.5 million.

The following table summarizes the status of the Company’s nonvested options as of June 30, 2006:

Nonvested Options

(Unaudited)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Balance at December 31, 2005	4,911,100	$50.61	$13.82
Granted	2,000	70.90	18.35
Vested	(4,500)	34.02	8.64
Forfeited	(49,200)	49.03	13.36

Balance at June 30, 2006	4,859,400	$50.65	$13.83

As of June 30, 2006, there was $36.7 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. The cost is expected to be recognized in full at the time of the merger discussed in Note D – Business Combinations, as all the nonvested options will become fully vested.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first six months of 2006: dividend yields of 0.7%; expected volatilities of 21%; expected lives of 5.0 years; and risk-free interest rates of 4.50%.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). No stock-based employee compensation cost was recognized in the Consolidated Statement of Net Earnings for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB statement No. 123 (Revised), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation cost recognized in the second quarter and first six months of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s earnings before taxes on income and net earnings for the three months ended June 30, 2006, were $3.8 million and $2.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25 and were $7.4 million and $4.5 million lower, respectively, for the six months ended June 30, 2006. Basic earnings per share for the three and six months ended June 30, 2006 would have been $1.27 and $2.55, respectively, if the Company had not adopted SFAS 123R compared to reported basic earnings per share of $1.26 and $2.53 for the three and six months ended June 30, 2006. Diluted earnings per share for the three and six months ended June 30, 2006 would have been $1.26 and $2.52, respectively, if the Company had not adopted SFAS 123R, compared to reported diluted earnings per share of $1.25 and $2.50 for the three and six months ended June 30, 2006. Stock-based compensation included in net deferred loan costs was $385 thousand and $766 thousand for the three and six months ended June 30, 2006.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $7.6 million and $15.3 million for the three and six months ended June 30, 2006 classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

Pro Forma Net Earnings and Earnings Per Share

(Dollars in thousands except per share figures)

(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$360,429	$708,679
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,507)	(2,801)

Pro forma net earnings	$358,922	$705,878

Basic earnings per share
As reported	$1.17	$2.31
Pro forma	1.17	2.30
Diluted earnings per share
As reported	$1.16	$2.28
Pro forma	1.15	2.27

NOTE D – Business Combinations

On May 7, 2006, Golden West Financial Corporation and Wachovia Corporation (“Wachovia”) announced that they had entered into an Agreement and Plan of Merger, dated as of May 7, 2006 (the “Merger Agreement”), that provides, among other things, for Golden West to merge with a wholly-owned subsidiary of Wachovia (the “Merger”). As a result of the Merger, the outstanding shares of Golden West common stock, with respect to each shareholder of record of Golden West common stock, will be converted into the right to receive (A) a number of shares of Wachovia common stock equal to the product of (i) 1.365 times (ii) the number of shares of Golden West common stock held by such holder of record times (iii) 77%, and (B) an amount in cash equal to the product of (i) $81.07 times (ii) the number of shares of Golden West common stock held by such holder of record times (iii) 23%. Wachovia also entered into voting agreements, dated as of May 7, 2006 (the “Voting Agreements”), with the chairman and chief executive officers, Herbert and Marion Sandler, and with Bernard Osher, a member of the Golden West Board of Directors. Under the Voting Agreements, the Sandlers and Mr. Osher agreed to vote, and gave Wachovia an irrevocable proxy to vote the Golden West shares beneficially owned by them on May 7, 2006 or thereafter, in favor of the Merger and they agreed that they will not vote those shares in favor of another acquisition transaction. In the Merger Agreement, Golden West agreed to pay Wachovia a termination fee of $995 million under certain circumstances generally arising if Golden West or a third party takes certain actions that could prevent or impede consummation of the Merger. Wachovia agreed to elect two current Golden West directors to its board of directors upon consummation of the Merger. The transaction is expected to close in the fourth quarter of 2006 contingent upon receipt of shareholder and regulatory approvals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Headquartered in Oakland, California, Golden West Financial Corporation is one of the nation’s largest financial institutions with assets of $128.8 billion as of June 30, 2006. Our principal operating subsidiary is World Savings Bank, FSB (WSB). WSB has a subsidiary, World Savings Bank, FSB (Texas) (WTX). As of June 30, 2006, we operated 285 savings branches in ten states and had lending operations in 39 states under the World name.

We have assumed that readers have reviewed or have access to our 2005 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, and for the year then ended. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports are available, free of charge, through the Securities and Exchange Commission (SEC) website at www.sec.gov and our website at www.gdw.com as soon as reasonably practicable after their filing with the SEC.

Recent Developments

On May 7, 2006, Golden West entered into an Agreement and Plan of Merger with Wachovia Corporation that provides for Golden West to merge with a wholly-owned subsidiary of Wachovia. The agreement is described in the joint proxy statement-prospectus filed by Wachovia Corporation on July 24, 2006 with the SEC on Form S-4. The joint proxy statement-prospectus, which is available through the SEC’s website at www.sec.gov and our website at www.gdw.com, was mailed beginning July 26, 2006 to holders of record of Golden West’s and Wachovia’s common stock at the close of business on July 11, 2006. Both companies plan to hold special shareholder meetings on August 31, 2006 to approve the transaction. The transaction is expected to close in the fourth quarter of 2006 contingent upon receipt of shareholder and regulatory approvals.

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

This discussion and analysis includes those material changes in liquidity and capital resources that have occurred since December 31, 2005, as well as material changes in results of operations during the three- and six-month periods ended June 30, 2006 and 2005, respectively.

Quarter in Review

Results for the second quarter and first six months of 2006 included the following:

•	diluted earnings per share amounted to $1.25 and $2.50 for the second quarter and first six months of 2006, up 8% and 10% from the $1.16 and $2.28 reported for the comparable periods in 2005;

•	net interest income grew 14% to $1.8 billion for the first six months of 2006 due to loan portfolio growth and a steady net interest margin of 2.83% and 2.80% for the six months ended June 30, 2006 and 2005, respectively;

•	our general and administrative expenses increased 21% from $463 million for the six months ended June 30, 2005 to $558 million for the six months ended June 30, 2006; because average assets grew more slowly than expenses between the same periods, our general and administrative expense to average assets ratio increased to .88% for the six months ended June 30, 2006 compared to .82% for the comparable period in 2005;

•	our loans receivable portfolio increased to $122.2 billion at June 30, 2006, up 10% from $111.0 billion at June 30, 2005, and 99% of the loan portfolio was ARMs at each of those period ends;

•	our second quarter loan originations amounted to $11.7 billion as compared to $13.5 billion for the second quarter of 2005 and $23.3 billion for the first six months of 2006 compared to $24.6 billion for the first half of 2005;

•	99% of originations for the second quarter and first six months of 2006 were ARMs;

•	there was a shift in the predominant index used for our loan originations, thereby changing the mix of the ARM loans in our portfolio from June 30, 2005 to June 30, 2006; for the first six months of 2006, 95% of originations were indexed to the Cost of Savings Index (COSI), and from June 30, 2005 to June 30, 2006, COSI increased from 36% to 60% of our ARM portfolio while the percentage of loans indexed to the Certificate of Deposit Index (CODI) decreased from 51% to 31% of our ARM portfolio during that same period;

•	the ratio of nonperforming assets to total assets increased from .28% at June 30, 2005 to .37% at June 30, 2006 but remained at very low levels; net chargeoffs to average loans and MBS were zero basis points for the three and six months ended June 30, 2006 and 2005;

•	deposits increased $651 million in the second quarter of 2006 compared to an increase of $3.6 billion in the second quarter of 2005 and increased $2.1 billion for the six months ended June 30, 2006 compared to an increase of $6.3 billion for the same period in 2005; and

•	our stockholders’ equity increased to $9.4 billion at June 30, 2006 compared to $7.9 billion at June 30, 2005.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. Specifically, in the first quarter of 2006, the Office of Thrift Supervision (OTS), our primary regulator, changed its financial reporting practice for the classification of fees received from the early prepayment of loans and loan late charges. This adjustment by the OTS led to a change in industry practice in the reporting of prepayment fees and late charges in interest income rather than as previously reported in fee income. Accordingly, the Company reclassified prepayment fees and late charges received on the Company’s loans receivable on the Consolidated Statement of Net Earnings from “Noninterest Income – Fees” to “Interest Income – Interest on loans” and “Interest Income – Interest on mortgage-backed securities.” As a result of these reclassifications, net interest income increased by $76 million and $129 million for the second quarter and six months ended June 30, 2005 and noninterest income decreased by the same amounts for those periods. For the second quarter and six months ended June 30, 2006, $98 million and $182 million, respectively, of prepayment fees and late charges were included in interest income. Although these reclassifications had no effect on “Net Earnings,” the yield on the loan portfolio, the net interest margin, and the primary spread were adjusted to reflect this change. Prepayment fees and late charges on loans that the Company services for others continue to be reported in “Noninterest Income – Fees.”

The following tables summarize selected financial information about how we performed at and for the three and six months ended June 30, 2006 as compared to prior periods.

TABLE 1

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	June 30 2006	December 31 2005	June 30 2005
Assets	$128,805,627	$124,615,163	$117,485,678
Loans receivable including mortgage-backed securities (MBS)(a)	123,517,870	119,365,929	112,746,230
Adjustable rate mortgages and MBS (b)	120,488,468	116,369,564	109,541,064
Fixed-rate mortgages held for investment including MBS(b)	1,214,222	1,241,426	1,354,321
Fixed-rate mortgages held for sale including MBS(b)	152,439	82,400	48,636
Adjustable rate mortgages as a % of total loans receivable and MBS	99%	99%	99%
Loans serviced for others with recourse	$2,348,276	$2,138,348	$2,028,880
Loans serviced for others without recourse	1,970,045	2,020,402	2,076,530
Nonperforming assets	$476,275	$382,353	$330,942
Nonperforming assets/total assets	.37%	.31%	.28%
Troubled debt restructured/total assets	.00%	.00%	.00%
Net chargeoffs/average loans	.00%	.00%	.00%
Stockholders’ equity	$9,412,791	$8,670,965	$7,936,443
Stockholders’ equity/total assets	7.31%	6.96%	6.76%
Book value per common share	$30.47	$28.15	$25.79
Common shares outstanding	308,939,749	308,041,776	307,760,826
Yield on interest-earning assets	7.02%	6.35%	5.64%
Cost of funds	4.56%	3.78%	2.99%
Primary spread	2.46%	2.57%	2.65%
Number of Employees:
Full-time	11,678	10,495	9,883
Part-time	1,184	1,109	1,076
World Savings Bank, FSB (WSB):
Total assets	$128,385,913	$124,370,304	$117,033,998
Stockholder’s equity	9,384,249	8,607,176	8,077,760
Stockholder’s equity/total assets	7.31%	6.92%	6.90%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	7.18%	6.76%	6.73%
Total risk-based capital	13.68%	13.02%	12.93%
World Savings Bank, FSB (Texas) (WTX):
Total assets	$15,430,456	$13,270,487	$13,408,229
Stockholder’s equity	817,713	744,749	700,554
Stockholder’s equity/total assets	5.30%	5.61%	5.22%
Regulatory capital ratios:(c)
Tier 1 capital (core or leverage)	5.30%	5.61%	5.22%
Total risk-based capital	23.64%	24.77%	23.07%

(a)	Includes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(b)	Excludes loans in process, net deferred loan costs, allowance for loan losses, and discounts.

(c)	For regulatory purposes, the requirements to be considered “well-capitalized” are 5.0% for Tier 1 capital (core or leverage) and 10.0% for total risk-based capital.

TABLE 1 (continued)

Financial Highlights

(Unaudited)

(Dollars in thousands except per share figures)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Real estate loans originated	$11,691,213	$13,452,983	$23,257,205	$24,627,720
New adjustable rate mortgages as a percentage of real estate loans originated	99%	99%	99%	99%
Refinances as a percentage of real estate loans originated	84%	75%	84%	76%
Deposits increase	$651,117	$3,632,875	$2,076,022	$6,260,829
Net earnings	390,378	360,429	781,324	708,679
Basic earnings per share	1.26	1.17	2.53	2.31
Diluted earnings per share	1.25	1.16	2.50	2.28
Ratios:(a)
Net earnings/average stockholders’ equity (ROE)	16.91%	18.59%	17.27%	18.68%
Net earnings/average assets (ROA)	1.22%	1.25%	1.23%	1.26%
Net interest margin(b)	2.81%	2.80%	2.83%	2.80%
General and administrative expense/average assets	.89%	.83%	.88%	.82%
Efficiency ratio(c)	30.73%	28.69%	30.12%	28.59%

(a)	Ratios are annualized by multiplying the quarterly computation by four and the semi-annual computation by two. Averages are computed by adding the beginning balance and each monthend balance during the quarter and six months and dividing by four and seven, respectively.

(b)	Net interest margin is net interest income divided by average earning assets.

(c)	Efficiency ratio is defined as general and administrative expense divided by the sum of net interest income and noninterest income.

FINANCIAL CONDITION

The following table summarizes our major asset, liability, and equity components in percentage terms at June 30, 2006, December 31, 2005, and June 30, 2005.

TABLE 2

Asset, Liability, and Equity Components as

Percentages of the Total Balance Sheet

	June 30 2006	December 31 2005	June 30 2005
Assets:
Cash and investments	1.7%	1.8%	1.7%
Loans receivable and MBS	95.9	95.8	96.0
Other assets	2.4	2.4	2.3

	100.0%	100.0%	100.0%

Liabilities and Stockholders’ Equity:
Deposits	48.3%	48.3%	50.4%
FHLB advances	29.8	31.2	30.4
Other borrowings	13.5	12.5	11.4
Other liabilities	1.1	1.0	1.0
Stockholders’ equity	7.3	7.0	6.8

	100.0%	100.0%	100.0%

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

Loans Receivable and Mortgage-Backed Securities

The following table shows the components of our loans receivable and mortgage-backed securities (MBS) portfolio at June 30, 2006, December 31, 2005, and June 30, 2005.

TABLE 3

Balance of Loans Receivable and MBS by Component

(Dollars in thousands)

	June 30 2006	December 31 2005	June 30 2005
Loans	$74,868,351	$66,339,220	$74,586,845
Securitized loans (a)	45,661,886	49,870,206	34,658,772
Other (b)	1,662,741	1,672,539	1,802,209

Total loans receivable	122,192,978	117,881,965	111,047,826

MBS with recourse (c)	1,036,197	1,168,480	1,346,080
Purchased MBS	288,695	315,484	352,324

Total MBS	1,324,892	1,483,964	1,698,404

Total loans receivable and MBS	$123,517,870	$119,365,929	$112,746,230

ARMs as a percentage of total loans receivable and MBS	99%	99%	99%

(a)	Loans securitized after June 30, 2001 are classified as securitized loans and included in loans receivable.

(b)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

(c)	Loans securitized prior to April 1, 2001 are classified as MBS with recourse held to maturity.

The balance of loans receivable and MBS is affected primarily by loan originations and loan and MBS repayments. The following table provides information about our loan originations and loan and MBS repayments for the three and six months ended June 30, 2006 and 2005.

TABLE 4

Loan Originations and Repayments

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Loan Originations
Real estate loans originated	$11,691,213	$13,452,983	$23,257,205	$24,627,720
ARMs as a % of originations	99%	99%	99%	99%
Fixed-rate mortgages as a % of originations	1%	1%	1%	1%
Refinances as a % of originations	84%	75%	84%	76%
Purchases as a % of originations	16%	25%	16%	24%
First mortgages originated for portfolio as a % of originations	97%	97%	97%	98%
First mortgages originated for sale as a % of originations	1%	0%	1%	0%
Repayments
Loan and MBS repayments (a)	$10,544,525	$8,207,391	$19,433,766	$14,521,495
Loan and MBS repayment rate (b)	35%	31%	33%	28%

(a)	Loan and MBS repayments consist of monthly amortization and loan payoffs. For ELOCs, only amounts paid at the termination of the line of credit are included in repayments. Prior to 2006, repayments of ELOCs were not included in repayments.

(b)	The loan and MBS repayment rate for the three months ended June 30 is the quarterly repayments annualized as a percentage of the prior quarter’s ending loan and MBS balance. The year-to-date repayments are annualized as a % of the beginning of the year loan and MBS balance.

The dollar volume of our originations in the first six months of 2006 was lower than the same periods in 2005 due to a nationwide slow down in the demand for new mortgages.

Loan and MBS repayments, including amortization and loan payoffs, were higher in the second quarter and first six months of 2006 as compared to the comparable periods in 2005 as a result of the larger portfolio balance and a higher repayment rate. Also, included in the 2006 repayment numbers are amounts paid at the termination of an ELOC. Prior to 2006, ELOC terminations were not included in repayments. The repayment rate in 2006 increased because home sales continued at high levels, refinance activity remained high as borrowers continued to borrow against the equity in their homes, and many borrowers opted to switch from an ARM loan to a fixed-rate mortgage in order to lock in the favorable rates and payments available on comparatively low-cost fixed-rate mortgages.

Equity Lines of Credit and Fixed-Rate Second Mortgages

Most of our loans are collateralized by first deeds of trust on one- to four-family homes. We also offer borrowers equity lines of credit (ELOCs). These ELOCs are collateralized typically by second deeds of trust and occasionally by first deeds of trust. The ELOCs we originate are indexed either to the Certificate of Deposit Index (CODI) discussed in “Management of Interest Rate Risk—Asset/Liability Management” or the Prime Rate as published in the Money Rates table in The Wall Street Journal (Central Edition). For the six months ended June 30, 2006, $516 million of ELOCs were originated (includes only amounts drawn at the time of establishment), of which $500 million were tied to CODI and $16 million were tied to the Prime Rate. We also originate a small volume of fixed-rate second mortgages secured by second deeds of trust. We originate second deeds of trust on properties that have a first mortgage with us. The following table provides information about our activity in ELOCs and fixed-rate second mortgages for the three and six months ended June 30, 2006 and 2005.

TABLE 5

Equity Lines of Credit and Fixed-Rate Second Mortgages

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Equity Lines of Credit
ELOC originations (a)	$235,240	$306,995	$515,927	$485,516
New ELOCs established (b)	508,411	622,342	1,105,187	1,006,883
ELOC outstanding balance	3,035,446	2,656,826	3,035,446	2,656,826
ELOC maximum total line of credit available	4,769,434	4,128,996	4,769,434	4,128,996

Fixed-Rate Second Mortgages
Fixed-rate second mortgage originations	$2,325	$2,310	$4,296	$3,654
Sales of second mortgages	-0-	-0-	-0-	-0-
Fixed-rate seconds held for investment	49,089	91,092	49,089	91,092

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes the maximum total line of credit available for new ELOCs.

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

The following table provides information on net deferred loan costs for the three and six months ended June 30, 2006 and 2005.

TABLE 6

Net Deferred Loan Costs

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Beginning balance of net deferred loan costs	$1,189,578	$982,227	$1,152,143	$915,008
Net loan costs deferred	129,629	148,968	261,084	274,488
Amortization of net deferred loan costs	(111,344)	(80,421)	(205,370)	(139,637)
Net deferred loan costs transferred from MBS	13	9	19	924

Ending balance of net deferred loan costs	$1,207,876	$1,050,783	$1,207,876	$1,050,783

The increase in the balance of net deferred loan costs from June 30, 2005 to June 30, 2006 resulted primarily from the growth in the loan portfolio.

Lending Operations

At June 30, 2006, we had lending operations in 39 states. Our largest source of mortgage origination volume continues to be loans secured by residential properties in California, which is the largest residential mortgage market in the United States. The following table shows originations for the three and six months ended June 30, 2006 and 2005 for Northern and Southern California and for our next five largest origination states by dollar amount for the first six months of 2006.

TABLE 7

Loan Originations by State

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Northern California	$4,037,071	$5,053,708	$8,138,909	$9,227,918
Southern California	3,650,500	3,988,392	7,350,408	7,443,452

Total California	7,687,571	9,042,100	15,489,317	16,671,370
Florida	1,003,930	1,010,300	1,970,800	1,745,522
New Jersey	504,848	523,018	931,467	924,099
Arizona	355,263	345,469	687,764	569,914
Virginia	200,886	305,787	417,771	558,425
Washington	203,065	203,235	384,133	364,989
Other states	1,735,650	2,023,074	3,375,953	3,793,401

Total	$11,691,213	$13,452,983	$23,257,205	$24,627,720

The following tables show loans receivable and MBS with recourse by state at June 30, 2006 and 2005 for Northern and Southern California and all other states with more than 2% of the total loan balance at June 30, 2006.

TABLE 8

Loan Portfolio by State (a)

June 30, 2006

(Dollars in thousands)

State	Residential Real Estate		Commercial Real Estate	Total Loans	Loans as a % of Portfolio
	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$39,111,578	$1,734,865	$7,726	$40,854,169	33.61%
Southern California	31,837,621	1,483,676	791	33,322,088	27.41

Total California	70,949,199	3,218,541	8,517	74,176,257	61.02
Florida	9,185,116	79,677	117	9,264,910	7.62
New Jersey	5,684,782	-0-	252	5,685,034	4.68
Texas	3,195,514	145,354	-0-	3,340,868	2.75
Illinois	2,800,035	140,372	-0-	2,940,407	2.42
Virginia	2,678,438	2,938	-0-	2,681,376	2.21
Arizona	2,603,461	70,667	-0-	2,674,128	2.20
Washington	1,850,789	726,281	-0-	2,577,070	2.12
Other states (b)	17,848,964	365,302	498	18,214,764	14.98

Totals	$116,796,298	$4,749,132	$9,384	121,554,814	100.00%

Loans on deposits				11,620
Other (c)				1,662,741

Total loans receivable and MBS with recourse				$123,229,175

(a)	The table includes the balances of loans that were securitized and retained as MBS with recourse.

(b)	Each state included in Other states had a total loan balance that was less than 2% of total loans at June 30, 2006.

(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

TABLE 9

Loan Portfolio by State (a)

June 30, 2005

(Dollars in thousands)

State	Residential Real Estate		Commercial Real Estate	Total Loans	Loans as a % of Portfolio
	Single-Family 1 – 4 Units	Multi-Family 5+ Units
Northern California	$36,674,156	$1,792,433	$8,744	$38,475,333	34.79%
Southern California	28,980,059	1,491,936	939	30,472,934	27.56

Total California	65,654,215	3,284,369	9,683	68,948,267	62.35
Florida	6,961,902	78,004	213	7,040,119	6.37
New Jersey	4,946,456	-0-	259	4,946,715	4.47
Texas	3,267,634	149,676	101	3,417,411	3.09
Illinois	2,763,398	140,252	-0-	2,903,650	2.63
Virginia	2,364,885	3,010	-0-	2,367,895	2.14
Arizona	1,814,903	70,517	-0-	1,885,420	1.71
Washington	1,698,754	741,147	-0-	2,439,901	2.21
Other states (b)	16,289,556	341,384	1,257	16,632,197	15.03

Totals	$105,761,703	$4,808,359	$11,513	110,581,575	100.00%

Loans on deposits				10,122
Other (c)				1,802,209

Total loans receivable and MBS with recourse				$112,393,906

(a)	The table includes the balances of loans that were securitized and retained as MBS with recourse.

(b)	Each state included in Other states had a total loan balance that was less than 2% of total at June 30, 2006.

(c)	Includes loans in process, net deferred loan costs, allowance for loan losses, and other miscellaneous discounts.

Securitization Activity

We often securitize our portfolio loans into mortgage-backed securities. We do this because MBS are a more valuable form of collateral for borrowings than whole loans. Because we have retained all of the beneficial interests in these MBS securitizations to date, GAAP requires that securitizations formed after March 31, 2001 be classified as securitized loans and included in our loans receivable. Securitization activity for the three and six months ended June 30, 2006 amounted to $4.0 billion and $8.6 billion, respectively, compared to $7.0 billion and $8.1 billion for the same periods in 2005. The volume of securitization activity fluctuates depending on the amount of collateral needed for borrowings and liquidity management.

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

As further described in “Management of Interest Rate Risk - Asset/Liability Management,” we have focused on originating ARMs with indexes that meet our customers’ needs and match well with our liabilities. The following table shows the distribution of ARM originations by index for the three and six months ended June 30, 2006 and 2005.

TABLE 10

Adjustable Rate Mortgage Originations by Index (a)

(Dollars in thousands)

ARM Index	Three Months Ended June 30				Six Months Ended June 30
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
COSI	$11,017,121	95%	$8,467,456	63%	$22,046,060	96%	$12,805,232	52%
CODI (b)	509,174	4%	4,676,058	35%	869,090	4%	11,148,094	46%
COFI	46,217	1%	134,207	1%	111,975	0%	261,716	1%
Prime	5,993	0%	98,986	1%	15,704	0%	274,477	1%
LIBOR (c)	2,350	0%	-0-	0%	5,825	0%	-0-	0%

Total	$11,580,855	100%	$13,376,707	100%	$23,048,654	100%	$24,489,519	100%

(a)	Only the dollar amount of ELOCs drawn at the establishment of the line of credit is included in originations.

(b)	Includes ELOCs tied to CODI.

(c)	LIBOR is the London Interbank Offered Rate.

The proportion of our ARM originations tied to each index varies in different interest, operating, and competitive environments. In the first six months of 2006, COSI was appealing to our customers because COSI was lower than CODI and moved more slowly than CODI as short-term interest rates rose. From December 31, 2005 until June 30, 2006, COSI increased by .70% from 3.24% to 3.94%, while CODI increased by .97% from 3.51% to 4.48% during the same period.

The following table shows the distribution by index of the Company’s outstanding balance of adjustable rate mortgages (including ARM MBS) at June 30, 2006, December 31, 2005, and June 30, 2005.

TABLE 11

Adjustable Rate Mortgage Portfolio by Index

(Including ARM MBS)

(Dollars in thousands)

ARM Index	June 30 2006	% of Total	December 31 2005	% of Total	June 30 2005	% of Total
COSI	$71,908,586	60%	$56,382,694	48%	$39,211,027	36%
CODI (a)	38,147,138	31%	47,557,461	41%	55,705,019	51%
COFI	9,255,383	8%	10,408,640	9%	11,947,425	11%
Prime	979,263	1%	1,793,888	2%	2,412,388	2%
Other (b)	198,098	0%	226,881	0%	265,205	0%

Total	$120,488,468	100%	$116,369,564	100%	$109,541,064	100%

(a)	Includes ELOCs tied to CODI.

(b)	Primarily ARMs tied to the twelve-month rolling average of the One-Year Treasury Constant Maturity (TCM).

Between June 30, 2005 and June 30, 2006, the portion of our ARMs tied to the COSI index increased while the portion of ARMs tied to CODI decreased. As further described in “Management of Interest Rate Risk – Asset/Liability Management,” a change in the index mix of loans in our portfolio can affect the yield on our interest-earning assets and our primary spread.

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

Our loans provide that deferred interest may occur as long as the loan balance remains below a cap based on a percentage of the original mortgage amount. A 125% cap on the loan balance applies to loans with original loan-to-value ratios at or below 85%, which includes almost all of the loans we originate. Loans with original loan-to-values above 85% have a 110% or 115% cap. If the loan balance reaches the applicable limit, additional deferred interest may not be allowed to occur and we may increase the minimum monthly payment to an amount that would amortize the loan over its remaining term. In this case, the new minimum monthly payment amount could increase beyond the 7.5% annual payment cap described above, and continue to increase each month thereafter, if the applicable loan balance cap is still being reached and the current minimum monthly payment amount would not be enough to fully amortize the loan by the scheduled maturity date.

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

Lifetime Caps and Floors. During the life of a typical ARM loan, the interest rate may not be raised above a lifetime cap which is set at the time of origination or assumption. Virtually all of our ARMs are subject to a lifetime cap. The weighted average maximum lifetime cap rate on our ARM loan portfolio (including MBS with recourse before any reduction for loan servicing and guarantee fees) was 12.08% or 4.92% above the actual weighted average rate at June 30, 2006, versus 12.15% or 5.68% above the actual weighted average rate at December 31, 2005, and 12.15% or 6.41% above the weighted average rate at June 30, 2005.

During the life of some of our ARM loans, the interest rate may not be decreased to a rate below a lifetime floor which is set at the time of origination or assumption. At June 30, 2006, approximately $4.6 billion of our ARM loans (including MBS with recourse) have lifetime floors. As of June 30, 2006, $63 million of ARM loans had reached their rate floors, compared to $277 million at December 31, 2005, and $837 million at June 30, 2005. The weighted average floor rate on the loans that had reached their floor was 6.93% at June 30, 2006 compared to 6.09% at December 31, 2005 and 5.61% at June 30, 2005. Without the floor, the average rate on these loans would have been 6.06% at June 30, 2006, 5.52% at December 31, 2005, and 5.02% at June 30, 2005.

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

From time to time, as part of our efforts to retain loans and loan customers, we may waive or temporarily modify certain terms of a loan. Some borrowers elect to modify their loans to fixed-rate loans for one, three, or five years. These modifications amounted to $230 million and $415 million for the second quarter and first six months of 2006, respectively, compared to $92 million and $138 million for the comparable periods in 2005. We retain these modified loans in portfolio. Additionally, some borrowers choose to convert their ARM to a fixed-rate mortgage for the remainder of the term. During the second quarter and first six months of 2006, $296 million and $480 million of loans were converted at the customer’s request from ARMs to fixed-rate loans, compared to $52 million and $80 million during the same periods in 2005. We sell most of the converted fixed-rate loans.

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

TABLE 12

Federal Funds Sold, Securities Purchased Under Agreements to Resell,

and Other Investments

(Dollars in Thousands)

	June 30 2006	December 31 2005	June 30 2005
Federal funds sold	$1,124,581	$1,096,626	$666,702
Securities purchased under agreements to resell	-0-	-0-	-0-
Eurodollar time deposits	400,000	225,000	425,000

Total federal funds sold, securities purchased under agreements to resell, and other investments	$1,524,581	$1,321,626	$1,091,702

The weighted average yields on federal funds sold, securities purchased under agreements to resell and other investments were 5.30%, 4.11%, and 3.41% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

TABLE 13

Securities Available for Sale

(Dollars in Thousands)

	June 30 2006	December 31 2005	June 30 2005
U.S. government obligation	$1,765	$1,765	$1,761
Freddie Mac stock	320,396	367,267	366,593
Other	14,687	13,467	222,494

Total securities available for sale	$336,848	$382,499	$590,848

We hold stock in the Federal Home Loan Mortgage Corporation (Freddie Mac) that we obtained in 1984 with a cost basis of $6 million. Included in the balances above are net unrealized gains on Freddie Mac stock of $315 million, $362 million, and $361 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The weighted average yields of securities available for sale, excluding equity securities, were 4.96%, 4.24%, and 3.38% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. At June 30, 2006, December 31, 2005, and June 30, 2005, we had no securities held for trading.

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

The following table shows the changes in CMSRs for the three and six months ended June 30, 2006 and 2005.

TABLE 14

Capitalized Mortgage Servicing Rights

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
CMSRs
Balance, beginning of period	$35,518	$54,181	$39,702	$60,544
New CMSRs from loan sales	4,183	1,335	6,437	2,751
Amortization	(6,487)	(7,647)	(12,925)	(15,426)

Balance, end of period	33,214	47,869	33,214	47,869
Valuation Allowance
Balance, beginning of period	-0-	(5,973)	(568)	(7,310)
Recovery of valuation allowance	-0-	1,939	568	3,276

Balance, end of period	-0-	(4,034)	-0-	(4,034)

CMSRs, net	$33,214	$43,835	$33,214	$43,835

The estimated amortization of the June 30, 2006 balance for the remainder of 2006 and the five years ending 2011 is $12.3 million (2006), $14.6 million (2007), $5.7 million (2008), $663 thousand (2009), $27 thousand (2010), and $-0- (2011). Actual results may vary depending upon the level of the payoffs of the loans currently serviced.

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

The estimated fair value of CMSRs as of June 30, 2006, December 31, 2005, and June 30, 2005 was $58 million, $54 million, and $53 million, respectively. The book value of the Company’s CMSRs did not exceed the fair value at June 30, 2006 and, therefore, no valuation allowance for impairment was required. The book value of the Company’s CMSRs for certain of the Company’s loan strata exceeded the fair value by $1 million at December 31, 2005 and by $4 million at June 30, 2005, and, as a result, we had a valuation allowance of those amounts.

Deposits

We raise deposits on a retail basis through our branch system and the Internet, and, from time to time, through the money markets. Retail deposits increased during the second quarter of 2006 by $651 million compared to an increase of $3.6 billion in the second quarter of 2005. Retail deposits increased during the first half of 2006 by $2.1 billion compared to an increase of $6.3 billion in the first half of 2005. Deposit growth in the first half of 2006 was lower than the record level set in 2005 because in 2006 consumers had additional attractive investment alternatives, including aggressively priced products advertised by competitors. Transaction accounts represented 25% of the total balance of deposits at June 30, 2006 compared to 32% at December 31, 2005 and 37% at June 30, 2005. These transaction accounts included checking accounts, money market deposit accounts, and passbook accounts.

The following table shows the Company’s deposits by interest rate and by remaining maturity at June 30, 2006, December 31, 2005, and June 30, 2005.

TABLE 15

Deposits

(Dollars in thousands)

	June 30 2006		December 31 2005		June 30 2005
	Rate	Amount	Rate	Amount	Rate	Amount
Deposits by rate:
Interest-bearing checking accounts	1.65%	$4,300,789	1.69%	$4,916,067	1.29%	$4,667,036
Savings accounts (a)	2.82	11,333,631	2.20	14,141,337	1.87	17,118,861
Term certificate accounts with original maturities of:
4 weeks to 1 year	4.51	32,428,365	3.77	28,956,796	3.27	27,775,539
1 to 2 years	4.33	10,453,148	3.87	8,082,385	2.88	5,159,559
2 to 3 years	3.34	878,256	2.90	1,086,506	2.58	1,241,198
3 to 4 years	3.21	652,413	3.05	728,817	3.13	960,214
4 years and over	4.34	2,172,679	4.33	2,227,145	4.40	2,276,600
Retail jumbo CDs	1.06	15,060	1.31	19,266	1.64	27,133

		$62,234,341		$60,158,319		$59,226,140

Deposits by remaining maturity:
No contractual maturity	2.50%	$15,634,420	2.07%	$19,057,404	1.75%	$21,785,897
Maturity within one year	4.44	44,509,469	3.77	38,139,593	3.19	33,901,757
1 to 5 years	3.92	2,088,374	3.99	2,960,596	3.82	3,537,887
Over 5 years	4.23	2,078	3.31	726	3.34	599

		$62,234,341		$60,158,319		$59,226,140

(a)	Includes money market deposit accounts and passbook accounts.

The weighted average cost of deposits was 3.94% at June 30, 2006, 3.24% at December 31, 2005, and 2.70% at June 30, 2005.

Borrowings

In addition to funding real estate loans with deposits, we also utilize borrowings. Most of our borrowings are variable interest rate instruments tied to LIBOR. In the first half of 2006, borrowings increased by $1.2 billion to $55.8 billion from $54.5 billion at yearend 2005 in order to fund the loan growth described earlier.

Advances from Federal Home Loan Banks

An important type of borrowing we use comes from the Federal Home Loan Banks (FHLBs). These borrowings are known as “advances.” WSB is a member of the FHLB of San Francisco, and WTX is a member of the FHLB of Dallas. Advances are secured by pledges of certain loans, MBS, and capital stock of the FHLBs that we own. FHLB advances amounted to $38.4 billion at June 30, 2006, compared to $39.0 billion at December 31, 2005, and $35.8 billion at June 30, 2005.

Other Borrowings

In addition to borrowing from the FHLBs, we borrow from other sources to maintain flexibility in managing the availability and cost of funds for the Company.

We borrow funds from the capital markets on both a secured and unsecured basis. Most of WSB’s capital market funding consists of unsecured senior debt and bank notes. Debt securities with maturities 270 days or longer are reported as senior debt and debt securities with maturities less than 270 days are reported as bank notes on the Consolidated Statement of Financial Condition. WSB has a program that allows for the issuance of up to an aggregate amount of $8.0 billion of unsecured senior notes with maturities ranging from 270 days to thirty years. WSB issued $2.1 billion in notes under this program in the first half of 2006, $2.95 billion in 2005, and $1.3 billion in 2004, and as of June 30, 2006, $1.65 billion remained available for issuance under this program. WSB issued $3.0 billion of senior debt under a prior program in 2004. As of June 30, 2006, December 31, 2005 and June 30, 2005, WSB had a total of $8.6 billion, $7.2 billion and $5.7 billion of long-term unsecured senior debt outstanding. As of June 30, 2006, WSB’s unsecured senior debt ratings were Aa3 and AA- from Moody’s and S&P, respectively.

WSB also has a short-term bank note program that allows up to $5.0 billion of short-term notes with maturities of less than 270 days to be outstanding at any point in time. At June 30, 2006, December 31, 2005, and June 30, 2005, WSB had $2.2 billion, $2.4 billion, and $2.2 billion, respectively, of short-term bank notes outstanding. As of June 30, 2006, WSB’s short-term bank notes were rated P-1 and A-1+ by Moody’s and S&P, respectively.

We also borrow funds through transactions in which securities are sold under agreements to repurchase. Securities sold under agreements to repurchase are entered into with selected major government securities dealers and large banks, using MBS from our portfolio as collateral, and amounted to $5.6 billion, $5.0 billion, and $4.5 billion at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

Golden West, at the holding company level, occasionally issues senior or subordinated unsecured debt. In December 2005, Golden West filed a registration statement that allows us to issue up to $2.0 billion of debt securities. As of June 30, 2006, no debt was outstanding under this registration statement. At June 30, 2006, Golden West, at the holding company level, had $995 million of senior debt outstanding compared to $994 million at December 31, 2005 and June 30, 2005. Golden West had no subordinated debt outstanding during those time periods. As of June 30, 2006, Golden West’s senior debt was rated A1 and A+ by Moody’s and S&P, respectively, and its subordinated debt was rated A2 and A by Moody’s and S&P, respectively.

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

Asset/Liability Management

Monthly-Adjusting ARMs. Our principal strategy to manage interest rate risk is to originate and keep in portfolio ARMs that provide interest rate sensitivity to the asset side of the balance sheet. The interest rates on most of our ARMs adjust monthly. At June 30, 2006, ARMs constituted 99% of our loan and MBS portfolio, and 97% of our ARM portfolio adjusted monthly.

ARM Indexes and Liability Matching. The Company’s ARM index strategy strives to match portions of our ARM portfolio with liabilities that have similar repricing characteristics, by which we mean the frequency of rate changes and the responsiveness of rate changes to fluctuations in market interest rates. In addition, we take into consideration the built-in reporting and repricing lags that are inherent in the indexes. Reporting lags occur because of the time it takes to gather the data needed to compute the indexes. Repricing lags occur because it takes a period of time before changes in market rate interest rates are significantly reflected in the indexes. The following table describes the ARM indexes we use and shows how these indexes are intended to match with our liabilities.

TABLE 16

Summary of Key ARM Indexes

	COSI	CODI	COFI
How the Index is Calculated	Equal to Golden West’s cost of savings as reported monthly.	Based on a market rate, specifically the monthly yield of three-month certificates of deposit (secondary market), as published by the Federal Reserve Board. CODI is calculated by adding the twelve most recently published monthly yields together and dividing the result by twelve.	Equal to the monthly average cost of deposits and borrowings of savings institution members of the Federal Home Loan Bank System’s Eleventh District, which is comprised of California, Arizona, and Nevada.

Matching and Activity Levels

How the Index Matches the Company’s Liabilities	COSI equals our own cost of savings. COSI and the cost of our deposits are therefore matched subject only to the reporting lag described below.	Historically, the three-month CD yield on which CODI is based has closely tracked LIBOR. Most of our borrowings from the FHLBs and the capital markets are based on LIBOR. The 12-month rolling aspect of CODI creates a timing lag.	Historically, COFI has tracked our cost of savings. The match is not perfect however, because COFI includes the cost of savings and borrowings of many other institutions as well as our own.

% ARM Originations for First Six Months of 2006	96%	4%	0%

Percentage of ARM Portfolio at June 30, 2006	60%	31%	8%

Timing Lags

Reporting Lag	One month	One month	Two months

Repricing Lag	Yes, because the rates paid on many of our deposits may not respond immediately or fully to a change in market rates, but this lag is offset by the same repricing lag on our deposits.	Yes, because CODI is a 12-month rolling average and it takes time before the index is able to reflect, or “catch up” with, a change in market rates.	Yes, because the portfolio of liabilities comprising COFI do not all reprice immediately or fully to changes in market rates. Historically, this lag has been largely offset by a similar repricing lag on our deposits.

As the table above suggests, we prefer to match COSI and COFI loans with deposits and CODI loans with LIBOR-based borrowings. Several dynamics affect our ability to achieve our desired matching, including:

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

In the first half of 2006, COSI ARMs increased at a faster pace than our deposits, resulting in LIBOR-based borrowings being used to fund some COSI and COFI ARMs. At June 30, 2006, the balance of COSI and COFI ARMs in our portfolio exceeded the balance of deposits by approximately $19 billion.

Timing Lags. The difference between how our ARMs and how our liabilities respond to interest rate changes is principally timing related. Specifically, while our ARM loans and savings deposits have historically repriced at a similar pace, our ARMs and LIBOR-based borrowings have historically repriced somewhat differently. In particular, most of the Company’s interest rate sensitivity results from slowly repricing ARM loans being funded with LIBOR-based borrowings that adjust more rapidly and completely to movements in short-term market interest rates.

This timing disparity between the repricing of our assets and liabilities can temporarily affect our net interest margin until the indexes are able to reflect, or “catch up” with, the changes in market rates. Over a full interest rate cycle, the timing lags will tend to offset one another. The following table summarizes the different relationships the indexes and short-term market interest rates could have at any point in time and the expected impact on our net interest margin.

TABLE 17

Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Net Interest Margin

Market Interest Rate Scenarios	Relationship between Indexes and Short-Term Market Interest Rates and Expected Impact on Net Interest Margin
Market interest rates increase	When market rates increase, our ARM indexes lag and therefore the net interest margin would normally be expected to narrow.

Market interest rates stabilize	When market rates stabilize after a period of rising rates, the net interest margin would normally be expected to increase as the indexes catch up with the higher market rate level.

Market interest rates decrease	When market interest rates decrease, our indexes lag and therefore the net interest margin would normally be expected to widen until the indexes catch up with the lower market interest rates.

As the table above indicates, although market rate changes impact the net interest margin, the impact is principally a timing issue until the market rates are reflected in the applicable index. Also, a gradual change in rates would tend to have less of an impact on the net interest margin than a sharp rise or decline in rates.

Other Net Interest Margin Influences. As discussed above, market interest rate movements are the most significant factor that affects our net interest margin. The net interest margin is also influenced by:

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

Impact of Recent Increases In Market Interest Rates. The following table illustrates the impact that rising interest rates have had on Golden West’s net interest margin. From June 2004 through June 2006, the Federal Reserve’s Open Market Committee raised the Federal Funds rate from 1.00% to 5.25%. Golden West’s average net interest margin declined when the Fed began raising rates, as our loan indexes lagged behind the repricing of our LIBOR-based borrowings. With the steady pace of increases in the Fed Funds rate, the net interest margin stabilized by mid-2005 and has been relatively flat over the past year. When short-term interest rates stop increasing, we expect that our ARM indexes will continue to rise as they “catch up” with short-term interest rates. We would expect that this increase in the indexes would lead to an expanding net interest margin.

TABLE 18

Federal Funds Rate, Golden West’s Net Interest Margin, ARM Indexes and Liability Costs

	Average For the Six Months Ended
	June 30 2006	Dec. 31 2005	June 30 2005	Dec. 31 2004	June 30 2004
Fed Funds Rate (a)	4.79%	3.75%	2.75%	1.75%	1.04%
Net Interest Margin	2.83%	2.83%	2.80%	2.94%	3.12%
ARM Indexes
Effective COSI(a)	3.51%	2.92%	2.35%	1.95%	1.85%
Effective CODI(a)	3.92%	2.92%	1.93%	1.26%	1.11%
Liability Costs
GDW Cost of Savings(a)	3.63%	3.01%	2.45%	1.99%	1.85%
3-Month LIBOR(b)	4.99%	4.06%	3.06%	2.03%	1.21%

(a)	Simple average of the month-end data point for the six month period.

(b)	Simple average of the average 3-month LIBOR rates in each of the six months in the period.

Repricing Gap. Mortgage portfolio lenders often provide a table with information about the “repricing gap,” which is the difference between the repricing of assets and liabilities. The following gap table shows the volume of assets and liabilities that reprice within certain time periods as of June 30, 2006, as well as the repricing gap and the cumulative repricing gap as a percentage of assets.

TABLE 19

Repricing of Earning Assets and Interest-Bearing Liabilities,

Repricing Gaps, and Gap Ratios

As of June 30, 2006

(Dollars in millions)

	Projected Repricing(a)
	0 – 3 Months	4 – 12 Months	1 - 5 Years	Over 5 Years	Total
Earning Assets:
Investments	$1,860	$2	$-0-	$-0-	$1,862
MBS:
Adjustable rate	991	-0-	-0-	-0-	991
Fixed-rate	14	34	150	136	334
Loans receivable:
Adjustable rate	119,394	734	1,014	-0-	121,142
Fixed-rate held for investment	76	155	403	265	899
Fixed-rate held for sale	152	-0-	-0-	-0-	152
Other(b)	2,048	-0-	-0-	133	2,181

Total	$124,535	$925	$1,567	$534	$127,561

Interest-Bearing Liabilities:
Deposits(c)	$38,458	$21,686	$2,089	$2	$62,235
FHLB advances	37,061	208	686	492	38,447
Other borrowings	14,276	450	2,125	496	17,347
Impact of interest rate swaps	1,900	-0-	(1,900)	-0-	-0-

Total	$91,695	$22,344	$3,000	$990	$118,029

Repricing gap	$32,840	$(21,419)	$(1,433)	$(456)	$9,532

Cumulative gap	$32,840	$11,421	$9,988	$9,532

Cumulative gap as a percentage of total assets	25.5%	8.9%	7.8%

(a)	Based on scheduled maturity or scheduled repricing; loans and MBS reflect scheduled amortization and projected prepayments of principal based on current rates of prepayment.

(b)	Includes primarily cash in banks and FHLB stock.

(c)	Deposits with no maturity date, such as checking, passbook, and money market deposit accounts, are assigned zero months.

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

Interest Rate Swaps

We manage interest rate risk principally through the operation of our business. On occasion, however, we do enter into derivative contracts, particularly interest rate swaps. As of June 30, 2006, we had three interest rate swaps that were used to effectively convert payments on WSB’s fixed-rate senior debt to floating-rate payments. These interest rate swaps were designated as fair value hedges and qualified for what is called the shortcut method of hedge accounting. Because the swaps qualify for the shortcut method, an ongoing assessment of hedge effectiveness is not required, and the change in fair value of the hedged item is deemed to be equal to the change in the fair value of the interest rate swap. Accordingly, changes in the fair value of these swaps had no impact on the Consolidated Statement of Net Earnings. We do not hold any derivative financial instruments for trading purposes.

The following table illustrates as of June 30, 2006, the maturities and weighted average rates for the interest rate swaps and the hedged fixed-rate senior debt.

TABLE 20

Maturities and Fair Value of the Interest Rate Swaps and the Related Hedged Senior Debt

As of June 30, 2006

(Dollars in thousands)

	Expected Maturity Date as of June 30, 2006
	2008	2009	Total Balance	Fair Value
Hedged Fixed-Rate Senior Debt
Contractual maturity	$700,000	$1,200,000	$1,900,000	$1,825,893
Weighted average interest rate	4.27%	4.39%	4.34%
Swap Contracts				$(67,772)
Weighted average interest rate paid	5.24%	5.32%	5.29%
Weighted average interest rate received	4.15%	4.19%	4.18%

The net effect of these transactions was that the Company effectively converted fixed-rate senior debt to floating-rate senior debt with a weighted average interest rate of 5.46% at June 30, 2006. The range of floating interest rates paid on swap contracts in the first six months of 2006 was 4.48% to 5.40%. The range of fixed interest rates received on swap contracts in the first six months of 2006 was 4.09% to 4.39%.

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

Lending on Moderately Priced Properties

In our originations, we focus on high-quality loans on moderately priced properties because these properties tend to hold their values better than high-priced properties, particularly in weak housing markets. We do not emphasize lending on higher-priced properties because of concerns about greater price volatility and the larger potential loss if these loans do not perform. Although we originate a high volume of loans in California, we do virtually no lending in the more volatile high-priced end of the California real estate market. We have adopted this strategy in an effort to minimize our credit risk exposure if adverse conditions were to occur in California. The average loan size for our California one- to four-family first mortgage originations for the first six months of 2006 was approximately $355 thousand compared to $325 thousand for the same period in 2005.

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

TABLE 21

Mortgage Originations by

LTV or CLTV Bands

(Dollars in Millions)

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
	$ Volume	% of Total	$ Volume	% of Total	$ Volume	% of Total	$ Volume	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$2,073	17.7%	$2,073	15.4%	$4,023	17.3%	$3,912	15.9%
60.01% to 70.00%	2,816	24.1	3,114	23.1	5,625	24.2	5,841	23.7
70.01% to 80.00%	5,654	48.4	6,948	51.7	11,269	48.5	12,672	51.4

Subtotal	10,543	90.2	12,135	90.2	20,917	90.0	22,425	91.0

80.01% to 85.00%:
With mortgage insurance	9.1		1.0		9.0		2.0
With no mortgage insurance	67.6		40.3		133.6		66.3

Subtotal	76.7		41.3		142.6		68.3

85.01% to 90.00%:
With mortgage insurance	64.5		3.0		66.3		6.0
With no mortgage insurance	3.0		0.0		3.0		1.0

Subtotal	67.5		3.0		69.3		7.0

Greater than 90.00%:
With mortgage insurance	3.0		7.1		5.0		12.1
With no mortgage insurance	1.0		1.0		1.0		1.0

Subtotal	4.0		8.1		6.0		13.1

Total first mortgage LTVs	10,690	91.4	12,187	90.6	21,134	90.9	22,513	91.4

First and second mortgage CLTVs: (a)
At or below 80.00%:
60.00% or less	179	1.5	164	1.2	383	1.6	262	1.1
60.01% to 70.00%	126	1.1	118.9		261	1.1	202.8
70.01% to 80.00%	133	1.1	138	1.0	277	1.2	220.9

Subtotal	438	3.7	420	3.1	921	3.9	684	2.8

80.01% to 85.00%:
With pool insurance on seconds	60.5		94.7		138.6		164.7
With no pool insurance	-0-	.0	1.0		-0-	.0	1.0

Subtotal	60.5		95.7		138.6		165.7

85.01% to 90.00%:
With pool insurance on seconds	484	4.2	709	5.3	1,023	4.4	1,220	5.0
With no pool insurance	1.0		3.0		2.0		5.0

Subtotal	485	4.2	712	5.3	1,025	4.4	1,225	5.0

Greater than 90.00%:
With pool insurance on seconds	17.2		38.3		38.2		40.1
With no pool insurance	1.0		1.0		1.0		1.0

Subtotal	18.2		39.3		39.2		41.1

Total first and second CLTVs	1,001	8.6	1,266	9.4	2,123	9.1	2,115	8.6

Total originations by LTV & CLTV bands(b)	$11,691	100.0%	$13,453	100.0%	$23,257	100.0%	$24,628	100.0%

(a)	The CLTV calculation excludes any unused portion of a line of credit.

The table below provides additional LTV and CLTV detail about our portfolio. Most of the loans in our mortgage portfolio have LTVs or CLTVs at or below 80%, and we have only a small number of loans with LTVs or CLTVs above 90%. Most first mortgage loans with LTVs above 90% have primary mortgage insurance. The table also shows that we generally maintain pool insurance for first and second loans with CLTVs above 80%, and that the limited balance of loans with CLTVs above 90% are almost all insured. Most of the uninsured first mortgages with LTVs between 80.01% and 85% were originated with LTVs at or below 80% and subsequently increased above 80% due to deferred interest; at June 30, 2006, the weighted average LTV of these loans was 81.1% compared to 80.7% at December 31, 2005 and 80.4% at June 30, 2005. At June 30, 2006, the aggregate average of LTVs and CLTVs on the loans in portfolio was 69% compared to 68% at December 31, 2005 and June 30, 2005.

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

TABLE 22

Mortgage Portfolio Balance by

LTV or CLTV Bands (a)

(Dollars in Millions)

	June 30 2006		December 31 2005		June 30 2005
	Balance	% of Total	Balance	% of Total	Balance	% of Total
First mortgage LTVs:
At or below 80.00%:
60.00% or less	$22,295	18.3%	$21,786	18.6%	$20,746	18.8%
60.01% to 70.00%	23,037	19.0	23,234	19.8	22,804	20.6
70.01% to 80.00%	40,123	33.0	40,549	34.5	40,593	36.7

Subtotal	85,455	70.3	85,569	72.9	84,143	76.1

80.01% to 85.00%:
With mortgage insurance	72.1		71.1		79.1
With no mortgage insurance	16,719	13.7	13,072	11.1	8,542	7.7

Subtotal	16,791	13.8	13,143	11.2	8,621	7.8

85.01% to 90.00%:
With mortgage insurance	215.2		171.2		173.2
With no mortgage insurance	33.0		25.0		22.0

Subtotal	248.2		196.2		195.2

Greater than 90.00%:
With mortgage insurance	89.1		114.1		160.1
With no mortgage insurance	25.0		23.0		27.0

Subtotal	114.1		137.1		187.1

Total first mortgage LTVs	102,608	84.4	99,045	84.4	93,146	84.2

First and second mortgage CLTVs: (b)
At or below 80.00%:
60.00% or less	4,821	4.0	4,569	3.9	3,906	3.5
60.01% to 70.00%	3,450	2.8	3,390	2.9	3,096	2.8
70.01% to 80.00%	4,331	3.6	4,214	3.6	4,048	3.7

Subtotal	12,602	10.4	12,173	10.4	11,050	10.0

80.01% to 85.00%:
With pool insurance on seconds	723.6		795.7		935.8
With no pool insurance	686.5		423.3		312.3

Subtotal	1,409	1.1	1,218	1.0	1,247	1.1

85.01% to 90.00%:
With pool insurance on seconds	2,373	2.0	2,782	2.4	3,753	3.4
With no pool insurance	15.0		14.0		18.0

Subtotal	2,388	2.0	2,796	2.4	3,771	3.4

Greater than 90.00%:
With pool insurance on seconds	2,535	2.1	2,123	1.8	1,348	1.3
With no pool insurance	11.0		11.0		15.0

Subtotal	2,546	2.1	2,134	1.8	1,363	1.3

Total first and second CLTVs	18,945	15.6	18,321	15.6	17,431	15.8

Total portfolio by LTV and CLTV bands (c)	$121,553	100.0%	$117,366	100.0%	$110,577	100.0%

(a)	The mortgage portfolio balances include deferred interest.

(b)	The CLTV calculation excludes any unused portion of a line of credit.

(c)	The total portfolio figures exclude loans on deposits, loans in process, net deferred loan costs, allowance for loans losses, and other miscellaneous premiums and discounts.

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

We have 25 years of experience managing a portfolio of loans structured to allow borrowers to incur deferred interest. Our experience suggests that deferred interest is principally a loan-by-loan credit issue, and we carefully monitor the payment behavior and performance of all loans with deferred interest. We believe that most of the deferred interest in our portfolio is on loans with limited credit risk. A loan may have limited credit risk for one or more reasons, including the following:

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

The following table shows the amount of deferred interest in the loan portfolio at June 30, 2006 by LTV and CLTV and year of origination. The table shows that much of the deferred interest in the portfolio is in loans that we believe have limited credit risk, such as loans with LTVs or CLTVs at or below 80%. Based on published industry data, we also believe many of the properties securing the loans we originated prior to 2006 have experienced price appreciation.

TABLE 23

Deferred Interest in the Loan Portfolio

by LTV/CLTV Bands and Year of Origination

As of June 30, 2006

(Dollars in Thousands)

	Year of Origination (a)
	2006	2005	2004	2003 and Prior	Total
Deferred interest balance by LTV/CLTV (b)
At or below 80.00%
60.00% or less	$7,688	$53,990	$40,865	$14,998	$117,541
60.01% to 70.00%	10,497	74,868	52,588	15,953	153,906
70.01% to 80.00%	18,692	172,466	123,267	35,280	349,705

Subtotal	36,877	301,324	216,720	66,231	621,152

80.01% to 85.00%	12,338	132,110	90,352	21,025	255,825
85.01% to 90.00%	535	5,321	3,913	1,597	11,366
Greater than 90.00% (c)	1,074	14,152	8,765	2,174	26,165

Total deferred interest	$50,824	$452,907	$319,750	$91,027	$914,508

(a)	The first lien’s origination year is used in this table if a second lien has a different origination year from the associated first lien.

(b)	First mortgage LTVs and first and second mortgage CLTVs are both included in this table. These calculations rarely take into account any changes in property value since the time of origination.

(c)	Approximately 99% of this deferred interest is on loans covered by primary mortgage or pool insurance.

The aggregate amount of deferred interest in the loan portfolio amounted to $915 million, $449 million, and $160 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Deferred interest amounted to.74% of the total loan portfolio at June 30, 2006 compared to .38% at December 31, 2005 and .14% at June 30, 2005. Deferred interest levels increased primarily because the balance of ARM loans in our portfolio increased by $45 billion since 2003, the indexes on our ARMs increased, the minimum payment on most new and many existing loans was less than the interest due, and many borrowers made monthly payments that were lower than the amount of interest due. We do not believe the aggregate amount of deferred interest in the portfolio is a principal indicator of credit risk exposure.

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

The following table sets forth the components of our NPAs and TDRs and the various ratios to total assets at June 30, 2006, December 31, 2005, and June 30, 2005.

TABLE 24

Nonperforming Assets and Troubled Debt Restructured

(Dollars in thousands)

	June 30 2006	December 31 2005	June 30 2005
Nonaccrual loans	$465,510	$373,671	$322,173
Foreclosed real estate	10,765	8,682	8,769

Total nonperforming assets	$476,275	$382,353	$330,942

TDRs	$122	$124	$126

Ratio of NPAs to total assets	.37%	.31%	.28%

Ratio of TDRs to total assets	.00%	.00%	.00%

Ratio of NPAs and TDRs to total assets	.37%	.31%	.28%

The following tables set forth the components of our NPAs for Northern and Southern California and for all states with more than 2% of the total loan balance at June 30, 2006.

TABLE 25

Nonperforming Assets by State

June 30, 2006

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			Foreclosed Real Estate (FRE)			NPAs as a % of
	Residential Real Estate		Commercial Real	Residential Real Estate		Total
State	1 – 4	5+	Estate	1 - 4	5+	NPAs	Loans
Northern California	$124,931	$108	$-0-	$639	$-0-	$125,678.31%
Southern California	87,772	-0-	340	621	-0-		88,733.27

	212,703	108	340	1,260	-0-		214,411.29
Florida	28,143	-0-	-0-	310	-0-		28,453.31
New Jersey	22,692	-0-	-0-	-0-	-0-		22,692.40
Texas	41,232	-0-	-0-	2,549	1,662	45,443	1.36
Illinois	19,410	-0-	-0-	-0-	-0-		19,410.66
Virginia	2,437	-0-	-0-	-0-	-0-		2,437.09
Arizona	3,018	-0-	-0-	-0-	-0-		3,018.11
Washington	10,879	-0-	-0-	-0-	-0-		10,879.42
Other states(c)	123,437	1,111	-0-	4,984	-0-		129,532.71

Totals	$463,951	$1,219	$340	$9,103	$1,662	$476,275.39%

(a)	Nonaccrual loans are loans that are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans at June 30, 2006.

TABLE 26

Nonperforming Assets by State

June 30, 2005

(Dollars in thousands)

	Nonaccrual Loans(a) (b)			FRE		Total	NPAs as a % of
	Residential Real Estate		Commercial Real	Residential Real Estate
State	1 – 4	5+	Estate	1 - 4	5+	NPAs	Loans
Northern California	$84,828	$-0-	$-0-	$637	$-0-	$85,465.22%
Southern California	42,226	-0-	104	-0-	-0-		42,330.14

	127,054	-0-	104	637	-0-		127,795.19
Florida	18,716	-0-	-0-	-0-	-0-		18,716.27
New Jersey	19,583	-0-	-0-	159	-0-		19,742.40
Texas	37,693	-0-	-0-	5,293	-0-	42,986	1.26
Illinois	14,331	-0-	-0-	-0-	-0-		14,331.49
Virginia	2,126	-0-	-0-	-0-	-0-		2,126.09
Arizona	3,291	-0-	-0-	-0-	-0-		3,291.17
Washington	10,092	-0-	-0-	-0-	-0-		10,092.41
Other states(c)	87,498	1,685	-0-	2,680	-0-		91,863.55

Totals	$320,384	$1,685	$104	$8,769	$-0-	$330,942.30%

(a)	Nonaccrual loans are loans that are 90 days or more past due and interest is not recognized on these loans.

(b)	The balances include loans that were securitized into MBS with recourse.

(c)	Each state included in Other states has a total loan balance that is less than 2% of total loans at June 30, 2006.

The low balance of NPAs at June 30, 2006, although still indicative of a strong economy, increased from June 30, 2005, reflecting both the growth of the loan portfolio and some initial signs of moderation in various housing markets. In particular, rising interest rates in general and high home prices in some regions have somewhat reduced demand for home purchases, leading to lower rates of home value appreciation in some markets and flat to declining prices in others. Should demand continue to weaken, we could see further increases in our level of NPAs. Relatively high levels of NPAs persist in Texas due to weakness in certain residential lending markets. Other states included in the June 30, 2006 table above with ratios of NPAs as a percentage of loans over 1.00% were Indiana, Ohio, Michigan, Minnesota, Wisconsin, South Dakota, North Carolina, and Nebraska. The aggregate amount of NPAs in those states was $53 million or 1.68% of total outstanding loans in those states at June 30, 2006. We closely monitor all delinquencies and take appropriate steps to protect our interests. Interest foregone on nonaccrual loans (loans 90 days or more past due) amounted to $3.9 million and $7.3 million for the three and six months ended June 30, 2006, compared to $179 thousand and $1.5 million for the second quarter and first six months of 2005.

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

The table below shows the changes in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005.

TABLE 27

Changes in Allowance for Loan Losses

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Beginning allowance for loan losses	$299,965	$290,192	$295,859	$290,110
Provision for losses	2,758	1,807	7,051	2,691
Loans charged off	(1,160)	(824)	(2,571)	(2,050)
Recoveries	506	512	1,730	936

Ending allowance for loan losses	$302,069	$291,687	$302,069	$291,687

Annualized ratio of provision for loan losses to average loans receivable and MBS with recourse held to maturity	.01%	.01%	.01%	.01%

Annualized ratio of net chargeoffs to average loans receivable and MBS with recourse held to maturity	.00%	.00%	.00%	.00%

Ratio of allowance for loan losses to total loans held for investment and MBS with recourse held to maturity			.24%	.26%

Ratio of allowance for loan losses to NPAs			63.4%	88.1%

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

RESULTS OF OPERATIONS

The following table summarizes selected income statement results for the three and six months ended June 30, 2006 and 2005.

TABLE 28

Selected Financial Results

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Interest income	$2,165,056	$1,540,153	$4,184,441	$2,904,447
Interest expense	1,275,602	744,637	2,411,921	1,351,558

Net interest income	889,454	795,516	1,772,520	1,552,889
Provision for loan losses	2,758	1,807	7,051	2,691
Noninterest income	43,460	36,134	80,044	65,938
General and administrative expenses	286,670	238,574	557,957	462,813
Taxes on income	253,108	230,840	506,232	444,644

Net earnings	$390,378	$360,429	$781,324	$708,679

Average earning assets	$126,654,282	$113,599,941	125,449,969	$111,018,059
Net interest margin	2.81%	2.80%	2.83%	2.80%

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

The 14% increase in net interest income in the first six months of 2006 compared with the prior year resulted primarily from a slightly higher net interest margin and the growth in the loan portfolio, our principal earning asset. Between June 30, 2006 and June 30, 2005, our earning asset balance increased by $11 billion or 10%. This growth resulted from strong mortgage originations which more than offset loan repayments and loan sales.

TABLE 29

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$122,027,011	6.95%	7.04%	$109,275,616	5.53%	5.67%
Investments	1,445,285	5.64	5.30 (c)	1,284,946	3.57	3.41 (c)
Invest. in capital stock of FHLBs	1,899,165	5.06	n/a (d)	1,676,794	4.12	n/a (d)

Earning assets	$125,371,461	6.91%	7.02%	$112,237,356	5.49%	5.64%

LIABILITIES
Deposits:
Checking accounts	$4,229,571	1.79%	1.65%	$4,877,341	1.29%	1.29%
Savings accounts (e)	12,200,789	2.62	2.82	19,721,922	1.88	1.87
Term accounts	44,766,411	4.24	4.42	32,670,653	3.14	3.25

Total deposits	61,196,771	3.75	3.94	57,269,916	2.55	2.70
Advances from FHLBs	37,842,540	4.98	5.23	35,573,076	3.08	3.29
Reverse repurchases	5,883,351	5.00	5.21	4,393,333	3.07	3.25
Other borrowings (f)	12,301,510	5.13	5.34	8,529,261	3.38	3.58

Interest-bearing liabilities	$117,224,172	4.35%	4.56%	$105,765,586	2.82%	2.99%

Average net yield		2.56%			2.67%

Primary Spread			2.46%			2.65%

Net interest income	$889,454			$795,516

Net yield on average earning assets (g)		2.84%			2.84%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (loans that are 90 days or more past due).

(c)	Freddie Mac stock pays dividends; no end of period interest yield applies.

(d)	FHLB stock pays dividends; no end of period interest yield applies.

(e)	Includes money market deposit accounts and passbook accounts.

(f)	As of June 30, 2006, the Company had entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. The effect of the interest rate swaps is reflected in the average yield and end of period yield.

(g)	Net interest income divided by daily average of earning assets.

TABLE 30

Average Daily Balances, Annualized Average Yield, and End of Period Yield

for Earning Assets and Interest-Bearing Liabilities

(Dollars in thousands)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield	Average Daily Balances(a)	Annualized Average Yield	End of Period Yield
ASSETS
Loans receivable and MBS(b)	$120,983,861	6.77%	7.04%	$106,793,322	5.33%	5.67%
Investments	1,543,983	5.34	5.30 (c)	1,427,025	3.26	3.41 (c)
Invest. in capital stock of FHLBs	1,883,880	4.94	n/a (d)	1,652,180	3.99	n/a (d)

Earning assets	$124,411,724	6.73%	7.02%	$109,872,527	5.29%	5.64%

LIABILITIES
Deposits:
Checking accounts	$4,453,845	1.75%	1.65%	$5,012,505	1.31%	1.29%
Savings accounts (e)	12,778,868	2.45	2.82	24,058,349	1.89	1.87
Term accounts	43,707,671	4.07	4.42	26,571,422	3.03	3.25

Total deposits	60,940,384	3.56	3.94	55,642,276	2.38	2.70
Advances from FHLBs	38,064,022	4.73	5.23	35,322,553	2.82	3.29
Reverse repurchases	5,700,988	4.77	5.21	4,178,570	2.82	3.25
Other borrowings (f)	11,830,686	4.91	5.34	8,355,412	3.16	3.58

Interest-bearing liabilities	$116,536,080	4.14%	4.56%	$103,498,811	2.61%	2.99%

Average net yield		2.59%			2.68%

Primary Spread			2.46%			2.65%

Net interest income	$1,772,520			$1,552,889

Net yield on average earning assets (g)		2.85%			2.83%

(a)	Includes balances of assets and liabilities that were acquired and matured within the same month.

(b)	Includes nonaccrual loans (loans that are 90 days or more past due).

(c)	Freddie Mac stock pays dividends; no end of period interest yield applies.

(d)	FHLB stock pays dividends; no end of period interest yield applies.

(e)	Includes money market deposit accounts and passbook accounts.

(f)	As of June 30, 2006, the Company had entered into three interest rate swaps to effectively convert certain fixed-rate debt to variable-rate debt. The effect of the interest rate swaps is reflected in the average yield and end of period yield.

(g)	Net interest income divided by daily average of earning assets.

Noninterest Income

Noninterest income for the second quarter and first six months of 2006 was comparable to the amounts reported in the same periods in 2005.

General and Administrative Expenses

G&A expenses increased in the second quarter and first six months of 2006 by 20% and 21% respectively. The increase was due primarily to the continued investment in resources, mainly personnel, to support future growth. In addition, as a result of adopting SFAS 123R on January 1, 2006, the Company recognized $3.8 million and $7.4 million of stock option expense in salary expense for the three and six months ended June 30, 2006, respectively.

G&A as a percentage of average assets (the “G&A ratio”) on an annualized basis was .89% and .88% for the second quarter and first six months of 2006 compared to .83% and .82% for the same periods in 2005. The G&A ratio was higher in the second quarter and first six months of 2006 as compared to the same periods in 2005 because average assets grew slower than the growth in G&A expense and because of the stock option expense recognized in 2006 as noted above. G&A as a percentage of net interest income plus noninterest income (the “efficiency ratio”) amounted to 30.73% and 30.12% for the second quarter and first six months of 2006 compared to 28.69% and 28.59% for the second quarter and first six months of 2005.

Taxes on Income

We utilize the accrual method of accounting for income tax purposes. Taxes as a percentage of earnings were 39.3% for both the second quarter and first six months of 2006 compared to 39.0% and 38.6% for the comparable periods in 2005. From quarter to quarter, the effective tax rate may fluctuate due to various state tax matters, particularly changes in the volume of business activity in the various states in which we operate.

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

The creation and maintenance of collateral is an important component of our liquidity management. Loans, securitized loans, and to a much smaller extent purchased MBS are available to be used as collateral for borrowings. Our objective is to maintain a sufficient supply and variety of collateral so that we have the flexibility to access different secured borrowings at any time. We regularly test ourselves against various scenarios to confirm that we would have more than sufficient collateral to meet borrowing needs under both current and adverse market conditions

The principal sources of funds for Golden West at the holding company level are dividends from subsidiaries, interest on investments, and the proceeds from the issuance of debt securities. Various statutory and regulatory restrictions and tax considerations limit the amount of dividends WSB can distribute to Golden West. The principal liquidity needs of Golden West are for the payment of interest and principal on debt securities, capital contributions to its insured bank subsidiary, dividends to stockholders, the repurchase of Golden West stock, and general and administrative expenses. At June 30, 2006, December 31, 2005, and June 30, 2005, Golden West’s total cash and investments amounted to $1.0 billion, $1.0 billion, and $827 million, respectively.

WSB’s principal sources of funds are cash flows generated from loan repayments; deposits; borrowings from the FHLB of San Francisco; borrowings from its WTX subsidiary; bank notes; debt collateralized by mortgages, MBS, or securities; sales of loans; earnings; and borrowings from Golden West. In addition, WSB has other alternatives available to provide liquidity or finance operations including wholesale certificates of deposit, federal funds purchased, and additional borrowings from private and public offerings of debt. Furthermore, under certain conditions, WSB may borrow from the Federal Reserve Bank of San Francisco to meet short-term cash needs. As of June 30, 2006, WSB maintained approximately $10.0 billion of collateral with the Federal Reserve Bank of San Francisco to expedite its ability to borrow from the Federal Reserve Bank if necessary.

Capital Management

Strong capital levels are important for the safe and sound operation of a financial institution. One of our key operating objectives is to maintain a strong capital position to support growth of our loan portfolio and provide substantial operating flexibility. Also, capital invested in earning assets enhances profit. Maintaining strong capital reserves also allows our bank subsidiaries to meet and exceed regulatory capital requirements and contributes to favorable credit ratings. As of June 30, 2006, WSB, our primary subsidiary, had credit ratings of Aa3 and AA-, respectively, from Moody’s Investors Service and Standard & Poor’s, the nation’s two leading credit evaluation agencies.

Stockholders’ Equity

Our stockholders’ equity amounted to $9.4 billion, $8.7 billion, and $7.9 billion at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. All of our stockholders’ equity is tangible common equity. Stockholders’ equity increased by $742 million during the first six months of 2006 as a result of net earnings partially offset by decreased market values of securities available for sale and by the payment of quarterly dividends to stockholders. Stockholders’ equity increased by $662 million during the first six months of 2005 as a result of net earnings partially offset by the decreased market values of securities available for sale and the payment of quarterly dividends to stockholders. Our stockholders’ equity to total asset ratio was 7.31%, 6.96%, and 6.76% at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

Uses of Capital

As in prior years, we retained most of our earnings in the first six months of 2006. The 17% annualized growth in our net worth for the first six months of 2006 allowed us to support the growth in our loan portfolio. Expanding the balance of our loans receivable is the first priority for use of our capital, because these earning assets generate the net interest income that is our largest source of revenue.

In September 2001, the Company’s Board of Directors authorized the repurchase of up to 31,733,708 shares. Unless modified or revoked by the Board of Directors, the 2001 authorization does not expire. We did not purchase any shares of Golden West common stock in the first six months of 2006. As of June 30, 2006, 17,671,358 shares remained available for purchase under the stock purchase program that our Board of Directors authorized. Earnings from WSB are expected to continue to be the major source of funding for the stock repurchase program. The repurchase of Golden West stock is not intended to have a material impact on the normal liquidity of the Company.

Regulatory Capital

Our bank subsidiaries, WSB and WTX, are subject to capital requirements described in detail in Note R to the Notes to Consolidated Financial Statements included in the Form 10-K. As of June 30, 2006, the date of the most recent report to the Office of Thrift Supervision, WSB and WTX were considered “well-capitalized,” the highest capital tier established by the OTS and other bank regulatory agencies. There are no conditions or events that have occurred since that date that we believe would have an impact on the “well-capitalized” categorization of WSB or WTX. These high capital levels qualify our bank subsidiaries for the minimum federal deposit insurance rates and enable our subsidiaries to minimize time-consuming and expensive regulatory burdens.

The following tables show WSB’s and WTX’s regulatory capital ratios and compare them to the OTS minimum requirements at June 30, 2006 and 2005.

TABLE 31

Regulatory Capital Ratios, Minimum Capital Requirements,

and Well-Capitalized Capital Requirements

June 30, 2006

(Dollars in thousands)

	ACTUAL		MINIMUM CAPITAL REQUIREMENTS		WELL-CAPITALIZED CAPITAL REQUIREMENTS
	Capital	Ratio	Capital	Ratio	Capital	Ratio
WSB and Subsidiaries
Tangible	$9,190,363	7.18%	$1,921,199	1.50%	—	—
Tier 1 (core or leverage)	9,190,363	7.18	5,123,196	4.00	$6,403,995	5.00%
Tier 1 risk-based	9,190,363	13.26	—	—	4,158,411	6.00
Total risk-based	9,484,041	13.68	5,544,548	8.00	6,930,685	10.00
WTX
Tangible	$817,713	5.30%	$231,464	1.50%	—	—
Tier 1 (core or leverage)	817,713	5.30	617,237	4.00	$771,546	5.00%
Tier 1 risk-based	817,713	23.56	—	—	208,235	6.00
Total risk-based	820,312	23.64	277,647	8.00	347,058	10.00

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We estimate the sensitivity of our net interest income, net earnings, and capital ratios to interest rate changes and anticipated growth based on simulations using an asset/ liability model which takes into account the lags described on pages 31 through 33. The simulation model projects net interest income, net earnings, and capital ratios based on a significant interest rate increase that is sustained for a thirty-six month period. The model is based on the actual maturity and repricing characteristics of interest-rate sensitive assets and liabilities which takes into account the lags previously described. For mortgage assets, the model incorporates assumptions regarding the impact of changing interest rates on prepayment rates, which are based on our historical prepayment experience. The model also factors in projections for loan and liability growth. Based on the information and assumptions in effect at June 30, 2006, a 200 basis point rate increase sustained over a thirty-six month period would temporarily reduce our net interest margin, but would not adversely affect our long-term profitability and financial strength.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

No changes were made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls during the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
2 (a)	Agreement and Plan of Merger, dated May 7, 2006, among the Company, Wachovia Corporation and a wholly-owned subsidiary of Wachovia, is incorporated by reference to Exhibit 2.1 of the 8-K/A filed on May 11, 2006.

3 (a)	Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended June 30, 2004.

3 (b)	By-Laws of the Company, as amended, are incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q (file No. 1-4629) for the quarter ended June 30, 2004.

4 (a)	The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt, the authorized principal amount of which does not exceed 10% of the total assets of the Company.

9 (a)	Voting and Support Agreements, dated May 7, 2006, by and between Wachovia Corporation and each of Herbert M. Sandler, Marion O. Sandler and Bernard A. Osher, are incorporated by reference to Exhibits 99.B., 99.C and 99.D of the Schedule 13D filed on May 17, 2006.

10 (a)	1996 Stock Option Plan, as amended and restated February 2, 1996, and as further amended May 2, 2001, is incorporated by reference to Exhibit 10(a) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (b)	Incentive Bonus Plan, as amended and restated, is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2002, for the Company’s 2002 Annual Meeting of Stockholders.

10 (c)	Deferred Compensation Agreement between the Company and James T. Judd is incorporated by reference to Exhibit 10(b) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (d)	Deferred Compensation Agreement between the Company and Russell W. Kettell is incorporated by reference to Exhibit 10(c) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 1986.

10 (e)	Deferred Compensation Agreement between the Company and Gary R. Bradley is incorporated by reference to Exhibit 10 (e) of the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2005.

10 (f)	Form of Supplemental Retirement Agreement between the Company and certain executive officers is incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K (File No. 1-4629) for the year ended December 31, 2002.

10 (g)	Form of Indemnification Agreement for use by the Company with its directors is incorporated by reference to Exhibit 10(h) of the Company’s Quarterly Report on Form 10-Q (File No. 1-4629) for the quarter ended June 30, 2003.

10 (h)	2005 Stock Incentive Plan is incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement and Schedule 14A, filed on March 11, 2005, for the Company’s 2005 Annual Meeting of Stockholders. The Form of Nonstatutory Stock Option Agreement under the 2005 Stock Incentive Plan is incorporated by reference to the 8-K filed on October 25, 2005.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Executive Officer.

31.3	Section 302 Certification of Principal Financial Officer.

32	Section 906 Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN WEST FINANCIAL CORPORATION

Dated: August 3, 2006	/s/ Russell W. Kettell
Russell W. Kettell President and Chief Financial Officer

/s/ William C. Nunan
William C. Nunan Group Senior Vice President and Chief Accounting Officer